Form 10-Q
period 1994-12-31
SKYWEST INC
filed 1995-02-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   Form 10-Q


            /X/   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1994

                               OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to _____________

Commission file number 0-14719


                                 SKYWEST, INC.

Incorporated under the laws of Utah                            87-0292166
                                                        (I.R.S. Employer ID No.)




                              444 South River Road
                          St. George, Utah  84770-2086
                                 (801) 634-3000


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                        Yes    X             No
                            -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                         Class                                        Outstanding at February 9, 1995
                         -----                                        -------------------------------
              Common stock, no par value                                        10,318,056

                                 SKYWEST, INC.

                               TABLE OF CONTENTS



Part I - Financial Information


  Item 1.    Financial Statements:

             Condensed Consolidated Balance Sheets
                   As of December 31, 1994 and
                   March 31, 1994                                             3

             Condensed Consolidated Statements of
                   Income For the Three Months and Nine
                   Months Ended December 31, 1994 and 1993                    5

             Condensed Consolidated Statements of
                   Cash Flows For the Nine Months Ended
                   December 31, 1994 and 1993                                 6

             Notes to Condensed Consolidated Financial
                   Statements                                                 7

  Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                 9


Part II - Other Information


  Item 6.    Exhibits and Reports on Form 8-K                                14

                         PART I.  FINANCIAL INFORMATION

                                 SKYWEST, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)




                                     ASSETS

                                                                         December 31,        March 31,
                                                                             1994               1994
                                                                         ------------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                                               $ 34,524           $ 56,402
   Marketable securities                                                     21,179             11,549
   Receivables, net                                                           6,680              9,796
   Inventories                                                                6,616              5,874
   Other current assets                                                       5,828              3,467
                                                                           --------           --------

     Total current assets                                                    74,827             87,088
                                                                           --------           --------

PROPERTY AND EQUIPMENT:
   Flight equipment                                                         116,867            106,267
   Buildings and ground equipment                                            27,369             23,015
   Deposits on flight equipment                                               9,449              5,887
   Rental vehicles                                                            1,853              1,124
                                                                           --------           --------
                                                                            155,538            136,293
   Less-accumulated depreciation and
        amortization                                                        (55,062)           (46,331)
                                                                           --------           --------

                                                                            100,476             89,962
                                                                           --------           --------

OTHER ASSETS                                                                  6,795              6,967
                                                                           --------           --------

                                                                           $182,098           $184,017
                                                                           ========           ========





           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                  (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         December 31,        March 31,
                                                                             1994              1994
                                                                         ------------        ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                    $  3,026           $  3,071
   Current portion of deferred credits                                          803                803
   Trade accounts payable                                                    13,933             10,027
   Accrued payroll                                                            3,774              3,955
   Air traffic liability                                                      1,589              1,618
   Taxes other than income taxes                                                642                999
                                                                           --------           --------

        Total current liabilities                                            23,767             20,473
                                                                           --------           --------

LONG-TERM DEBT, net of current maturities                                    23,773             26,647
                                                                           --------           --------

DEFERRED CREDITS, net of current portion                                      2,512              3.125
                                                                           --------           --------

DEFERRED INCOME TAXES PAYABLE                                                13,150             10,984
                                                                           --------           --------


STOCKHOLDERS' EQUITY:
   Common stock                                                              87,591             87,245
   Treasury stock                                                           (14,675)                 -
   Retained earnings                                                         45,980             35,543
                                                                           --------           ---------

        Total stockholders' equity                                          118,896            122,788
                                                                           --------           --------

                                                                           $182,098           $184,017
                                                                           ========           ========





           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)








                                                             For the                             For the
                                                        Three Months Ended                   Nine Months Ended
                                                           December 31,                         December 31,
                                                     --------------------------           -------------------------
                                                      1994               1993               1994             1993
                                                     -------            -------           --------         --------
OPERATING REVENUES:
  Passenger                                          $41,190            $37,500           $136,467         $110,338
  Freight                                                909                801              2,842            2,321
  Public service                                         445                469              1,335            1,335
  Nonairline                                           8,904              7,762             35,226           24,902
                                                     -------            -------           --------         --------

                                                      51,448             46,532            175,870          138,896
                                                     -------            -------           --------         --------


OPERATING EXPENSES:
  Flying operations                                   16,876             12,906             50,230           38,945
  Aircraft, traffic and passenger service              7,136              5,714             21,322           16,425
  Maintenance                                          6,671              5,272             18,546           15,830
  Promotion and sales                                  4,757              3,963             15,578           11,961
  General and administrative                           2,459              3,011              9,245            8,849
  Depreciation and amortization                        3,142              2,423              8,525            6,478
  Nonairline                                           8,789              7,973             31,404           21,796
                                                     -------            -------           --------         --------

                                                      49,830             41,262            154,850          120,284
                                                     -------            -------           --------         --------


OPERATING INCOME                                       1,618              5,270             21,020           18,612
                                                     -------            -------           --------         --------

OTHER INCOME (EXPENSE):
  Interest expense                                      (149)              (562)              (676)          (1,583)
  Interest income                                        762                219              2,049              604
  Gain on sales of property and equipment                120                 32                133               42
                                                     -------            -------           --------         --------

                                                         733               (311)             1,506             (937)
                                                     -------            -------           --------         --------


INCOME BEFORE PROVISION
  FOR INCOME TAXES                                     2,351              4,959             22,526           17,675

PROVISION FOR INCOME TAXES                              (929)            (1,983)            (8,880)          (6,957)
                                                     -------            -------           --------         --------

NET INCOME                                           $ 1,422            $ 2,976           $ 13,646         $ 10,718
                                                     =======            =======           ========         ========

NET INCOME PER COMMON SHARE                          $   .13            $   .29           $   1.20         $   1.12
                                                     =======            =======           ========         ========

WEIGHTED AVERAGE SHARES                           11,155,719         10,241,292         11,358,500        9,567,638
                                                  ==========         ==========         ==========        =========



           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                                   For the
                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                         ---------------------------
                                                                                           1994               1993
                                                                                         --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $ 13,646           $ 10,718
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                             8,525              6,478
  Gain on sales of property and equipment                                                    (133)               (42)
  Maintenance expense related to disposition of rotable spares                                179                101
  Increase in deferred income taxes                                                         2,166              3,798
  Amortization of deferred credits                                                           (613)              (613)
  Nonairline depreciation and amortization                                                  1,478              1,152
  Tax benefit from exercise of common stock options                                           182                821
  Changes in operating assets and liabilities:
    Decrease in receivables                                                                 3,116              1,053
    (Increase) decrease in inventories                                                       (742)               217
    Increase in other current assets                                                       (2,361)            (1,530)
    Increase in trade accounts payable                                                      2,988              1,155
    Decrease in other current liabilities                                                    (567)               (61)
                                                                                         --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                  27,864             23,247
                                                                                         --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of marketable securities                                                        (9,630)            (9,421)
  Acquisition of property and equipment:
    Flight equipment                                                                      (11,314)           (32,202)
    Deposits on flight equipment                                                           (5,697)            (3,495)
    Buildings and ground equipment                                                         (4,354)            (1,462)
    Rental vehicles                                                                        (1,831)            (1,123)
  Proceeds from sales of property and equipment                                             1,026                445
  Decrease in deposits on flight equipment                                                  2,135                  -
  Increase in other assets                                                                   (355)            (4,251)
                                                                                         --------           --------
NET CASH USED IN INVESTING ACTIVITIES                                                     (30,020)           (51,509)
                                                                                         --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                                    164             32,734
  Purchase of treasury stock                                                              (14,675)                 -
  Payment of cash dividends                                                                (2,292)            (1,027)
  Reduction of long-term debt                                                              (2,919)           (14,846)
  Proceeds from long-term debt                                                                  -             25,962
                                                                                         --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                       (19,722)            42,823
                                                                                         --------           --------
Increase (decrease) in cash and cash equivalents                                          (21,878)            14,561
Cash and cash equivalents at beginning of period                                           56,402              9,833
                                                                                         --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $ 34,524           $ 24,394
                                                                                         ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                                               $  1,372           $  1,424
  Income taxes                                                                              6,917              4,244

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1994 are not necessarily indicative of the results that may be expected for the year ending March 31, 1995.


Note B - Marketable Securities

Marketable securities are carried at the lower of cost or market value.


Note C - Income Taxes

For the nine months ended December 31, 1994 and 1993, the Company provided for income taxes based upon the estimated annualized effective tax rate after giving effect to available investment tax credits. Investment tax credits have been accounted for by the flow-through method. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The adoption of SFAS No. 109 had no effect on pretax income or net income for the nine months ended December 31, 1993. The Company has classified the net current and noncurrent deferred tax assets and liabilities in accordance with SFAS No. 109 which at December 31, 1994 included a current deferred tax asset of approximately $1.3 million and a deferred tax liability of approximately $13.1 million.


Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the periods. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.


Note E - Acquisition of the Flight Tour Operations of Scenic Airlines, Inc.

On June 15, 1993, Aviation Services West, Inc. ("ASW"), a wholly-owned subsidiary of the Company, acquired from an entity then known as Scenic Airlines, Inc. ("Scenic Airlines") the flight tour operations of Scenic Airlines. Scenic Airlines provided flight tours on a scheduled basis between Las Vegas, Nevada and the Grand Canyon using VistaLiner aircraft. Subsequent to the acquisition, ASW changed its name to Scenic Airlines, Inc. ("Scenic") and has continued the flight tour operations acquired from Scenic Airlines as well as the flight tour business conducted by ASW prior to the acquisition.

                                 SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



Note F - Financial Information Relating to Business Segments

Nonairline revenues and expenses as included in the Condensed Consolidated Financial Statements primarily represent the operations of Scenic and National Parks Transportation, Inc. ("NPT"), both wholly-owned subsidiaries of SkyWest, Inc. Scenic provides air tours and general aviation services to the scenic regions of northern Arizona, southern Utah and southern Nevada, commonly referred to as the "Grand Circle". The primary aircraft used to accomplish scenic tours are 19 passenger deHavilland Twin Otter VistaLiners. The acquisition of the flight tour operations of Scenic Airlines, Inc. (See Note E to the Condensed Consolidated Financial Statements) has approximately tripled the size of this segment of the business. NPT provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest Airlines, Inc. The following information presents the impact of this segment of business on the accompanying Condensed Consolidated Financial Statements.

                                                     For the                       For the
                                               Three Months Ended             Nine Months Ended
                                                   December 31,                  December 31,
                                                   (in 000's)                     (in 000's)
                                           ---------------------------    ---------------------------
                                               1994          1993             1994           1993
                                           ------------  -------------    ------------   ------------
Operating revenues                           $ 8,739         $ 7,616         $ 34,767       $ 24,523
Operating income (loss)                          (51)           (357)           3,363          2,727
Depreciation and amortization                    510             438            1,478          1,151
Capital expenditures                           1,866             519            3,791          7,302







                                               As of December 31, 1994       As of December 31, 1993
                                              ------------------------       ------------------------
Identifiable assets                                    $ 20,230                      $ 17,017
                                                       ========                      ========

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

                                                           Airline Operating Statistics

                                                   For the                              For the
                                             Three Months Ended                    Nine Months Ended
                                                December 31,                          December 31,
                                    -----------------------------------   -----------------------------------
                                      1994          1993       % Change      1994         1993       % Change
                                    --------      -------      --------   ---------    ---------     --------
Passengers carried                   504,128      440,579        14.4%    1,597,203    1,264,519        26.3%
Revenue passenger miles (000s)       117,052       88,123        32.8%      377,903      251,882        50.0%
Available seat miles (000s)          238,907      182,843        30.7%      737,162      539,107        36.7%
Passenger load factor                  49.0%        48.2%      0.8 pts        51.3%        46.7%      4.6 pts
Passenger breakeven load factor        47.3%        41.9%       5.4pts        45.1%        40.8%      4.3 pts
Yield per revenue passenger mile    $   .352      $  .426       (17.4%)     $  .361      $  .438       (17.6%)
Cost per available seat mile        $   .172      $  .185        (7.0%)     $  .168      $  .185        (9.2%)
Average passenger trip (miles)           232          200        16.0%          237          199        19.1%


For the Three Months Ended December 31, 1994 and 1993

For the quarter ended December 31, 1994, the Company experienced significant increases in available seat miles ("ASMs") and revenue passenger miles ("RPMs") in comparison to the quarter ended December 31, 1993. Operating revenues increased 10.6 percent to $51.4 million for the quarter ended December 31, 1994, compared to $46.5 million for the quarter ended December 31, 1993. Nonairline revenues increased 14.7 percent to $8.9 million for the quarter ended December 31, 1994, compared to $7.8 million for the quarter ended December 31, 1993. Interest expense decreased 73.5 percent to $.1 million for the quarter ended December 31, 1994, from $.6 million for the quarter ended December 31, 1993, as the result of the Company reducing its effective interest rate on debt by replacing higher interest debt, on Brasilia aircraft, with lower interest debt subsidized by the Federative Republic of Brazil. Interest income increased 247.9 percent to $.8 million for the quarter ended December 31, 1994, compared to $.2 million for the quarter ended December 31, 1993. The increase is due to an overall increase in the Company's cash and marketable securities from the completion of public offerings of the Company's Common Stock during fiscal 1994 and the increase in prevailing interest rates. Net income was $1.4 million or $.13 per share for the quarter ended December 31, 1994, compared to $3.0 million or $.29 per share for the quarter ended December 31, 1993.

Passenger revenues, which represented 80.1 percent of total operating revenues, increased 9.8 percent to $41.2 million for the quarter ended December 31, 1994, compared to $37.5 million or 80.6 percent of total operating revenues for the quarter ended December 31, 1993. The increase is attributable to a 32.8 percent increase in RPM's. The increase in RPM's is due to four new regional jets being utilized in operations and from the acquisition of three new cabin-class Brasilia aircraft which are being used to replace Metro aircraft as their leases terminate. Yield per RPM decreased 17.4 percent to $.352 for the quarter ended December 31, 1994, compared to $.426 for the quarter ended December 31, 1993, primarily due to three factors; 1) a 16 percent increase in the average passenger trip length due to the introduction of the Canadair Regional Jet wherein the average trip length is 425 miles, 2) continued refinements in the total revenue management system where seats are made available based on historical demand as well as future booking curves and
3) restructured fares in approximately 20 markets to proactively respond to the indirect competition from low-fare carriers.

Although passenger load factor increased to 49.0 percent for the quarter ended December 31, 1994, from 48.2 percent for the quarter ended December 31, 1993, the passenger traffic was lower than management expected. Passenger traffic fell short due to the following factors; 1) negative publicity regarding regional airlines, 2) an increased number of canceled flights due to equipment dispatch reliability, 3) inclement weather throughout the system and 4) the impact of indirect competition from low-fare carriers.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Due to passenger enplanements being lower than expected which resulted in lower revenues, the positive spread between actual and breakeven load factor decreased to 1.7 points for the quarter ended December 31, 1994, compared to
6.3 points for the quarter ended December 31, 1993.

For the quarter ended December 31, 1994, total airline operating expenses and interest (excluding nonairline expenses) were 80.1 percent of consolidated operating revenues compared to 72.7 percent for the comparable quarter ended December 31, 1993. This percentage increased because passenger enplanements did not meet management's expectation which resulted in decreased revenues and was not due to the Company experiencing unexpected or unusual cost increases relative to the ASM production. As a result of the new regional jet operations, together with continued cost reduction measures, airline operating costs per ASM (including interest expense) decreased to 17.2c. for the quarter ended December 31, 1994 from 18.5c. for the comparable quarter ended December 31, 1993. Total operating expenses and interest increased 19.5 percent to $50.0 million for the quarter ended December 31, 1994, compared to $41.8 million for the quarter ended December 31, 1993. Approximately 10 percent of the $8.2 million increase in such expense was related to the nonairline operations and 60 percent was related to the operations of the new regional jets. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 97.1 percent for the quarter ended December 31, 1994, compared to 89.9 percent for the comparable quarter ended December 31, 1993, as a result of factors discussed below.

Salaries, wages, and employee benefits decreased as a percentage of consolidated operating revenues to 23.5 percent for the quarter ended December 31, 1994, from 24.1 percent for the quarter ended December 31, 1993. The decrease resulted principally from the Company's efforts to provide an expanded level of service without significantly increasing the number of employees. The average number of employees for the quarter ended December 31, 1994 was 2,076, compared to 1,844 for the quarter ended December 31, 1993. The increase in the number of personnel was primarily due to hiring pilots, flight attendants and customer service personnel to support new regional jet operations. Salaries, wages and employee benefits per ASM decreased to 5.1c. for the quarter ended December 31, 1994, compared to 6.1c. for the quarter ended December 31, 1993, primarily due to the increased ASM's generated from regional jet operations.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of consolidated operating revenues to 17.3 percent for the quarter ended December 31, 1994 from 13.8 percent for the quarter ended December 31, 1993. The increase is due to higher rent amounts on the regional jets as well as additional Brasilia aircraft. Aircraft costs per ASM increased to 3.7c. for the quarter ended December 31, 1994, from 3.5c. for the quarter ended December 31, 1993.

Maintenance expense increased as a percentage of consolidated operating revenues to 9.4 percent for the quarter ended December 31, 1994, compared to
7.8 percent for the quarter ended December 31, 1993. The increase is due to use of the accrual method for regional jet engine overhauls, change in vendors supplying parts and increased parts usage in certain categories. Maintenance expense per ASM remained constant at 2.0c. for the quarters ended December 31, 1994 and 1993, primarily due to the increased ASM's generated from regional jet operations.

Fuel costs increased as a percentage of consolidated operating revenues to 8.0 percent for the quarter ended December 31, 1994, compared to 7.1 percent for the quarter ended December 31, 1993. The percentage increased due primarily to an increase in the number of gallons used for jet operations. This was somewhat offset by a decrease in the average fuel price to $.78 for the quarter ended December 31, 1994, from $.81 for the quarter ended December 31, 1993. Fuel costs per ASM decreased to 1.7c. for the quarter ended December 31, 1994, compared to 1.8c. for the quarter ended December 31, 1993 due to the operation of additional Brasilia aircraft which are more fuel efficient, on a cost per ASM basis, than Metroliners, as well as from the increased ASM's generated from regional jet operations.

Interest expense decreased as a percentage of consolidated operating revenues to .3 percent for the quarter ended December 31, 1994 from 1.2 percent for the quarter ended December 31, 1993 as the result of the Company reducing its effective interest rate on debt by replacing higher interest debt with lower interest debt subsidized by the Federative Republic of Brazil.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of consolidated operating revenues to 21.6 percent for the quarter ended December 31,1 994, from 18.8 percent for the quarter ended December 31, 1993. The increase is due primarily to an increase in the rates charged by third party suppliers for passenger handling related charges.

The Company is in ongoing discussions with Delta Air Lines, Inc. concerning the Joint Marketing and Code-Sharing Agreement. Current discussions are centered around possible cost structure changes under the agreement as well as aircraft allocation and market planning opportunities. The Company is presently unable to predict the impact of these possible changes on future operating results.

Nine Months Ended December 31, 1994 and 1993:

For the nine months ended December 31, 1994, the Company experienced significant increases in ASM's, RPM's and passengers carried in comparison to the nine months ended December 31, 1993, which was primarily the result of the new regional jet operations. Operating revenues increased 26.6 percent to $175.9 million for the nine months ended December 31, 1994, compared to $138.9 million for the nine months ended December 31, 1993. Nonairline revenues increased 41.4 percent to $35.2 million for the nine months ended December 31, 1994, compared to $24.9 million for the nine months ended December 31, 1993. Interest expense decreased 57.3 percent to $.7 million for the nine months ended December 31, 1994, from $1.6 million for the nine months ended December 31, 1993, as the result of the Company reducing its effective rate on debt by replacing higher interest debt, on Brasilia aircraft, with lower interest debt subsidized by the Federative Republic of Brazil. Interest income increased
239.2 percent to $2.0 million for the nine months ended December 31, 1994, from $.6 million for the nine months ended December 31, 1993. The increase is due to an overall increase in the Company's cash and marketable securities from the completion of public offerings of the Company's Common Stock during fiscal 1994 and the increase in overall interest rates. Net income was $13.6 million or $1.20 per share for the nine months ended December 31, 1994, compared to $10.7 million or $1.12 per share for the nine months ended December 31, 1993.

Passenger revenues, which represented 77.6 percent of total operating revenues, increased 23.7% to $136.5 million for the nine months ended December 31, 1994, compared to $110.3 million or 79.4 percent of total operating revenues for the nine months ended December 31, 1993. This increase is attributable to a 50.0 percent increase in RPM's. The increase in RPM's is due to four regional jets being utilized in operations and from the acquisition of three new cabin-class Brasilia aircraft which are being utilized in continually developing California Central Coast markets. Yield per RPM decreased 17.6 percent to $.361 for the nine months ended December 31, 1994, compared to $.438 for the nine months ended December 31, 1993, primarily due to three factors; 1) a 19.1 percent increase in the average passenger trip length due to the introduction of the Canadair Regional Jet wherein the average trip length is 425 miles, 2) continued refinements in the total revenue management system where seats are made available based on historical demands as well as future booking curves and
3) restructured fares in approximately 20 markets to proactively deal with the indirect competition form low-fare carriers.

As the result of the continued positive trend of RPM (demand) growth in excess of ASM (capacity) growth and due to regional jet operations, load factor increased 4.6 points to 51.3 percent for the nine months ended December 31, 1994, compared to 46.7 percent for the nine months ended December 31, 1993. Because of the strength of passenger enplanements for the first six months of fiscal 1995, the positive spread between actual and breakeven load factors increased to 6.2 points for the nine months ended December 31, 1994, compared to 5.9 points for the same period ended December 31, 1993.

Management has continued its efforts to reduce airline operating costs per ASM and as a percentage of revenues. For the nine months ended December 31, 1994, total airline operating expenses and interest (excluding nonairline expenses) were 70.6 percent of consolidated operating revenues compared to 72.0 percent for the comparable quarter ended December 31, 1993. As a result of the new regional jet operations together with continued cost reduction measures, cost per ASM decreased to 16.8c. for the nine months ended December 31, 1994, from 18.5c. for the comparable period ended December 31, 1993. Total operating expenses and interest increased 27.6 percent to $155.5 million for the nine months ended December 31, 1994, compared to $121.9 million for the nine months ended December 31, 1993. Approximately 29 percent of the $33.6 million increase in such expense was related to

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

nonairline operations and 48 percent was related to the introduction of new regional jet operations. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 88.4 percent for the nine months ended December 31, 1994, from 87.7 percent for the comparable period ended December 31, 1993, as a result of factors discussed below.

Salaries, wages and employee benefits decreased as a percentage of consolidated operating revenues to 21.3 percent for the nine months ended December 31, 1994, from 23.5 percent for the nine months ended December 31, 1993. The decrease resulted principally from the Company's efforts to provide an expanded level of service without significantly increasing the number of employees. The average number of employees for the nine months ended December 31, 1994 was 2,040, compared to 1,755 for the same period ended December 31, 1993. The increase is primarily attributable to hiring pilots, flight attendants and customer service personnel to support new regional jet operations. Salaries, wages and employee benefits per ASM decreased to 5.1c. for the nine months ended December 31, 1994, compared to 6.1c. for the same period ended December 31, 1993, primarily due to the increased ASM's generated from regional jet operations.

Aircraft costs, including aircraft rent and depreciation increased slightly as a percentage of consolidated operating revenues to 14.8 percent for the nine months ended December 31, 1994, compared to 13.6 percent for the same period ended December 31, 1993. Aircraft costs per ASM were similar for both periods presented which was 3.5c. for the nine months ended December 31, 1994 and 1993. In spite of increased aircraft rents and depreciation amounts for new Brasilia and regional jet aircraft, aircraft costs per ASM were similar due to the increased ASM's generated from regional jet operations.

Maintenance expense decreased as a percentage of consolidated operating revenues to 7.6 percent for the nine months ended December 31, 1994, compared to 8.0 percent for the same period ended December 31, 1993. This decrease resulted primarily from the acquisition of three Brasilia aircraft as replacements for two older Metroliners as well as the extension by the FAA of permitted overhaul intervals on Brasilia aircraft. Maintenance expense per ASM decreased to 1.8c. for the nine months ended December 31, 1994, from 2.1c. for the same period ended December 31, 1993.

Fuel costs decreased as a percentage of consolidated operating revenues to 6.9 percent for the nine months ended December 31, 1994, from 7.1 percent for the same period ended December 31, 1993, primarily due to a decrease in the average fuel price per gallon to $.79 from $.80. Fuel costs per ASM decreased to 1.6c. for the nine months ended December 31, 1994, compared to 1.8c. for the same period ended December 31, 1993, due to the operation of additional Brasilia aircraft which are more fuel efficient, on a cost per ASM basis, than Metroliners, as well as from the increased ASMs generated from regional jet operations.

Other expenses primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance remained similar between the comparable nine month periods. These expenses were 19.6 percent of consolidated operating revenues for the nine months ended Decemer 31, 1994, compared to 18.7 percent for the nine months ended December 31, 1993.



Liquidity and Capital Resources

The Company had working capital of $51.1 million and a current ratio of 3.1:1 at December 31, 1994, compared to working capital of $66.6 million and a current ratio of 4.3:1 at March 31, 1994. During the first nine months of fiscal 1995, the Company invested $11.3 million in flight equipment, $8.4 million in buildings, ground equipment and other fixed assets and $9.6 million in marketable securities as well as reduced long-term debt by $2.9 million and paid dividends of $2.3 million. The Company also purchased $14.7 million of its outstanding common stock. The principal source of funds during the first nine months of fiscal 1995 was $27.9 million provided by operating activities. These factors resulted in a $19.7 million cash and cash equivalents decrease. The Company's position in marketable securities, consisting primarily of bonds and commercial paper, has increased to $21.2 million at December 31, 1994, compared to $11.5 million at March 31, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

At December 31, 1994, the Company's long-term debt to equity position was 17 percent debt and 83 percent equity compared to 18 percent debt and 82 percent equity at March 31, 1994.

SkyWest has taken delivery of three new Brasilia aircraft during the first nine months of fiscal 1995 and has agreed to purchase 14 additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $99 million, including estimated cost escalations. Of these aircraft, two each are scheduled for delivery in fiscal 1995 and 1996 and the remaining ten aircraft are scheduled for delivery in fiscal 1997.

Four Canadair Regional Jets were delivered during the fourth quarter of fiscal 1994 and have been financed under long-term lease arrangements. Additionally, two Canadair Regional Jets were delivered during the fourth quarter of fiscal 1995 and have been financed under long-term lease arrangements. The Company has also agreed to acquire four additional Canadair Regional Jets and related spare parts inventory and support equipment at an aggregate cost of
approximately $72 million, including estimated cost escalations.   The
remaining four are scheduled for delivery in fiscal 1996.

Depending in large part upon the state of the aircraft financing market and general economic conditions at the time, management will determine whether to purchase these Brasilia and Canadair Regional Jet aircraft with available cash or acquire the aircraft through third-party, long-term loans or lease arrangements. The Company also has options to acquire 20 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured; five are exercisable through July 1995 and five are exercisable through July 1996.

As required by an FAA directive, all aircraft with 30 seats or more are to be equipped with traffic alert and collision avoidance systems by 1995. The Company estimates the cost to be approximately $1.4 million for the existing aircraft fleet. The Company will fund these expenditures from cash reserves and internally generated funds.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one- quarter percent, which was
8.25 percent at December 31, 1994. In addition, the Company has available $1.5 million in a reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility will be reduced to $1.0 million on December 1, 1995, and will be reduced by an additional $500,000 on the 1st day of December on each year thereafter until December 1, 1997, at which time the facility expires. There were no amounts outstanding on either of the facilities as of December 31, 1994.

                          PART II.  OTHER INFORMATION

                                 SKYWEST, INC.



Item 6:

a.   Exhibits

       Ex. 27 Financial Data Schedule

b.   Reports on Form 8-K   -   There were no reports on Form 8-K filed during
     the quarter ended December 31, 1994.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SKYWEST, INC.
                                       -----------------------------------------
                                       Registrant



February 9, 1995                       BY: /s/  Bradford R. Rich
                                           -------------------------------------
                                           Bradford R. Rich
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


Ex. 27    Financial Data Schedule