Form 10-K405
period 1995-03-31
SKYWEST INC
filed 1995-06-29
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1995

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from ______ to ______


Commission File No. 0-14719

                                 SKYWEST, INC.

Incorporated under the Laws of Utah                            87-0292166
                                                           (IRS Employer ID No.)

                              444 South River Road
                            St. George, Utah  84790
                                 (801) 634-3000

        Securities Registered Pursuant to Section 12(b) of the Act: None

          Securities Registered Pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.   YES   X    NO
                                                                -----     -----

         The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 21, 1995, was approximately $225,796,638.

         As of June 21, 1995, there were 10,322,132 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1995, are incorporated by reference in Part II as specified.

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 1995 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

                                 SKYWEST, INC.

                      FISCAL 1995 FORM 10-K ANNUAL REPORT


                               TABLE OF CONTENTS


                                     PART I


                                                                                                           Page
                                                                                                           ----
No.
- ---
Item 1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
Item 3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . .   6


                                    PART II

Item 5.   Market for Registrant's Common Stock and
            Related Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 6.   Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   6
Item 8.   Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure   . . . . . . . . . . . . .   7


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . .   7
Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 12.  Security Ownership of Certain Beneficial
             Owners and Management  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7
Item 13.  Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . .   7


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

                                     PART I


ITEM 1.   BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest provides passenger and air freight service and completes over 550 daily flights to 48 cities in eleven western states. Pursuant to a joint marketing and code sharing agreement with Delta, SkyWest operates as The Delta Connection in SkyWest's markets. Management believes that during calendar year 1994, approximately 48% of SkyWest's passengers were interline passengers connecting with flights offered by Delta. With principal hubs located at the Los Angeles and Salt Lake City International Airports, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic. SkyWest currently operates a fleet of 54 turbo-prop aircraft and 8 regional jet aircraft.

Founded in 1972, the Company has experienced significant growth and profitability since 1984. During the past five fiscal years, consolidated operating revenues have increased from $113.3 million in fiscal 1991 to $225.4 million in fiscal 1995. Total passengers carried by SkyWest have increased from approximately 1,169,000 to approximately 2,074,000 over the same period. In fiscal 1995, the Company achieved record levels of passengers carried, and record consolidated operating revenues of $225.4 million, net income was $13.7 million.

The Company, through two wholly-owned subsidiaries, is also engaged in various other transportation related businesses. Scenic Airlines, Inc. (formerly Aviation Services West, Inc.) ("Scenic") provides air tours and general aviation services to the scenic regions of northern Arizona and southern Utah and operates 57 aircraft. National Parks Transportation, Inc. ("NPT") provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest. In fiscal 1995, Scenic and NPT together accounted for approximately 18.5% and 11.9% of the Company's consolidated operating revenues and net income, respectively. Effective June 15, 1993, the Company through its wholly-owned subsidiary, Aviation Services West, Inc. ("ASW") consummated an agreement to acquire from an entity then known as Scenic Airlines, Inc. ("Scenic Airlines") the flight tour operations of Scenic Airlines. (See Acquisition of Scenic Airlines)

JOINT MARKETING AND CODE SHARING AGREEMENT

Since April 1987, SkyWest has operated as "The Delta Connection" in SkyWest's markets pursuant to the terms of a joint marketing and code sharing agreement with Delta Air Lines, Inc. ("Delta"). On July 1, 1990, the Company and Delta entered into a revised Delta Connection Agreement (the "Delta Connection Agreement") under which the Company coordinates with Delta to facilitate interline connections at the Los Angeles and Salt Lake City International Airports. At these two airports combined, Delta presently has more passenger enplanements and flight departures than any other carrier. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. The Company's code sharing arrangement allocates to the Company a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. The Company also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement is subject to termination in various circumstances, including upon 180 days' advance notice by either party for any or no reason. Delta currently owns 15.1% of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the Common Stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all Common Stock.

ROUTES

The Company's flight schedules are structured to facilitate the connection of its passengers with flights of Delta at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 21, 1995.

                                                                        Served
           State and City                                              Since (1)
           --------------                                              ---------
           Arizona:
               Page...................................................    1974
               Phoenix................................................    1979
               Yuma...................................................    1979
               Tucson.................................................    1995
           California:
               San Diego..............................................    1968
               Palm Springs...........................................    1970
               Los Angeles............................................    1977
               Imperial...............................................    1979
               Burbank................................................    1980
               Ontario................................................    1981
               Santa Maria............................................    1982
               Santa Barbara..........................................    1983
               Bakersfield............................................    1983
               Fresno.................................................    1985
               Sacramento.............................................    1986
               San Jose...............................................    1986
               San Luis Obispo........................................    1986
               Orange County..........................................    1986
               Monterey...............................................    1987
           Colorado:
               Grand Junction.........................................    1983
           Idaho:
               Pocatello..............................................    1980
               Idaho Falls............................................    1982
               Twin Falls.............................................    1983
               Boise..................................................    1988
               Sun Valley.............................................    1990
           Montana:
               West Yellowstone.......................................    1986(2)
               Helena.................................................    1988
               Bozeman................................................    1988
               Billings...............................................    1988
               Butte..................................................    1988
               Kalispell..............................................    1995
               Missoula...............................................    1995
           New Mexico:
               Albuquerque............................................    1995
           Nevada:
               Las Vegas..............................................    1974
               Ely....................................................    1982
               Elko...................................................    1982
               Reno...................................................    1982

                                                                        Served
           State and City                                              Since (1)
           --------------                                              ---------
           Oregon:
               Eugene.................................................    1995
               Portland...............................................    1995
           South Dakota:
               Rapid City.............................................    1994
               Sioux Falls............................................    1994
           Utah:
               Cedar City.............................................    1972
               Salt Lake City.........................................    1972
               St. George.............................................    1972
               Vernal.................................................    1982
           Wyoming:
               Jackson Hole...........................................    1986
               Casper.................................................    1994
               Cody...................................................    1995



(1)       Refers to the calendar year service was initiated.
(2)       Service is provided on a seasonal basis.


SEASONALITY

The Company's operations are favorably affected by increased travel usually occurring in the summer months and are unfavorably affected by inclement weather which occasionally results in cancelled flights principally during the winter months. The business related to the flight tour operations of Scenic is seasonal in nature. A large percentage of Scenic's passengers are tourists visiting the Las Vegas and Grand Canyon areas during the summer months. During the first calendar quarter, the operations of Scenic are generally reduced as a result of decreased traffic.

RECENT PUBLIC OFFERINGS

On June 21, 1993, the Company completed a public offering of 1,875,000 shares of common stock which generated net proceeds of $28,802,000 after deducting underwriting commissions and other expenses. On July 7, 1993, the underwriters executed an over allotment option for 219,250 shares of common stock which generated net proceeds of $3,412,000 after deducting underwriting commissions. On February 16, 1994, the Company completed another public offering of 1,150,000 shares of common stock which generated net proceeds of $33,456,000 after deducting underwriting commissions and other expenses. A portion of the proceeds were used to fund the acquisition of Scenic Airlines, to pay off certain long-term debt and to facilitate the acquisition of the Canadair Regional Jets. The balance is being used for general corporate purposes.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest and Scenic, are subject to regulation by the FAA. The FAA requires operating, air worthiness and other certificates; FAA approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs.

The Company believes it is operating in material compliance with FAA regulations and holds all necessary operating and air worthiness certificates and licenses. The Company's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. The Company does not operate at any airports where landing slots are restricted.

All air carriers are required to comply with federal law and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. Management believes that the Company is in compliance in all material respects with these laws and regulations.

COMPETITION

The airline industry is highly competitive. The Company not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from major airlines on certain routes. SkyWest is the dominant regional airline operating out of the Salt Lake City International Airport. Competition in the southern California markets, which are serviced by SkyWest from its hub in Los Angeles, is particularly intense, with a large number of carriers in these markets. In its markets served from the Los Angeles International Airport, SkyWest's principal competitors include Mesa Airlines, Inc. (operating as "Mesa Airlines" and "United Express"), Wings West, Inc. (operating as "American Eagle"), and Trans States, Inc. (operating as "USAir Express"). The Company also faces indirect low-fare competition from carriers such as Southwest Airlines and Shuttle by United.

The Company believes that the principal competitive factors affecting decisions by travelers in SkyWest's markets are the frequency, convenience and reliability of flights and, to a lesser extent, the level of fares.

EMPLOYEES

As of June 21, 1995, the Company employed 2,369 employees consisting of 771 pilots and flight attendants, 283 maintenance personnel, 1,065 customer service personnel, 61 reservation and marketing personnel, and 189 employees engaged in accounting, administration and other functions. The increase was primarily due to hiring pilots, flight attendants and customer service personnel for regional jet operations. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

ITEM 2.  PROPERTIES


FLIGHT EQUIPMENT

As of June 21, 1995, SkyWest owned or leased the following types of aircraft:



                                         NUMBER OF                     SCHEDULED     AVERAGE
                                         AIRCRAFT                       FLIGHT       CRUISING       AVERAGE
                                  -------------------       PASSENGER    RANGE        SPEED           AGE
TYPE OF AIRCRAFT                  OWNED        LEASED       CAPACITY    (MILES)       (MPH)         (YEARS)
- ----------------                  -----        ------       --------   ---------     --------       -------

Brasilia  . . . . . . . . . .       12           17           30          550          300             4.0
Metroliner  . . . . . . . . .        1           24           19          400          275             8.3
Canadair Regional Jet . . . .        -            8           50          800          530              .8

SkyWest's aircraft are primarily turbo-prop, pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Although the Metroliner aircraft has been a principal factor in the Company's historical growth, it does not provide the operating efficiencies and customer acceptance offered by the Brasilia aircraft. Management has effected a plan to eliminate these Metroliner aircraft by the end of fiscal 1997. As a result, the Company's turboprop fleet will consist entirely of Brasilia aircraft. Passenger comfort features of the Brasilia aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet. As noted above, the Company operates eight of these aircraft and on stage lengths up to 800 miles. During fiscal 1995, the Company acquired five Brasilia aircraft and terminated two Metroliner long-term operating leases. The Company took delivery of one new Brasilia in June 1995. As part of the effort to upgrade its fleet of aircraft, the Company has agreed to acquire 21 Brasilia aircraft and related parts inventory and support equipment at an aggregate cost of approximately $158.0 million, including cost escalation provisions as of June 21, 1995. The Company is scheduled to take delivery of six of these aircraft in the remainder of fiscal 1996, and the remaining 15 in fiscal 1997.

As of June 21, 1995, the Company has also agreed to acquire two Canadair Regional Jets and related spare parts inventory and support equipment at an aggregate cost of approximately $36 million, including estimated cost escalations. Two Canadair Regional Jets were delivered during the fourth quarter of fiscal 1995 and two were delivered subsequent to March 31, 1995, and have been financed under long-term lease arrangements. The remaining two Canadair Regional Jets are scheduled for delivery in fiscal 1996.

The Company has also secured options to purchase an additional 10 Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules). These options are exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured; five are exercisable through September 1995 and five are exercisable through July 1996. Any decision to acquire additional aircraft in the long-term will depend upon the Company's future operations, competitive forces, financial resources and other factors.

GROUND FACILITIES

Employees of the Company perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California and Salt Lake City, Utah. The Company owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities to support the Company's growing hub operations. The facility was constructed and is owned by the Salt Lake City Airport Authority. The Company is leasing the facility under an operating lease arrangement over a 36-year term.

The Company leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with Company personnel. Delta provides ticket handling and/or ground support services for the Company in eight of the 48 airports it serves.

The Company's corporate headquarters are located in a newly constructed 63,000 square foot building in St. George, Utah. Management deems the Company's facilities as being suitable and necessary to support exisiting operations and facilities are adequate for the forseeable future.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incident to its business. In the opinion of management, none of such proceedings are expected to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1995.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 21, 1995, there were approximately 1,138 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.

                                                   Fiscal 1995                  Fiscal 1994
                                                   -----------                  -----------

            Quarter                            High           Low            High            Low
            -------                            ----          -----           ----           -----
            First                            $40.25         $20.50         $23.63          $15.50
            Second                            29.75          22.00          25.25           15.00
            Third                             22.50          12.50          34.50           25.25
            Fourth                            15.75          11.38          38.75           31.00


The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah.

In fiscal 1995, the Board of Directors declared an annual dividend of $.08 per share and a special dividend of $.20 per share. In fiscal 1994, the Board of Directors declared an annual dividend of $.05 per share and a special dividend of $.010 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated herein by reference to pages 10 through 14 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 15 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1995, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


All items in Part III are incorporated by reference to the Company's Proxy Statement for its 1995 annual stockholders meeting to be held August 8, 1995, to be filed with the Commission.


                                                                                      Headings in
                                                                                     Proxy Statement
                                                                                ------------------------
ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS                                  "Election of Directors" and
               OF THE REGISTRANT.                                             "Executive Officers"

ITEM 11.    EXECUTIVE COMPENSATION.                                           "Executive Officers" and
                                                                              "Executive Compensation" and
                                                                              "Report of the Compensation
                                                                               Committee"

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL                          "Election of Directors" and
              OWNERS AND MANAGEMENT.                                          "Security Ownership of Certain
                                                                               Beneficial Owners and
                                                                               Management"

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                   "Certain Relationships and
                                                                               Related Transactions"


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)     Documents Filed:

            1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 1995, are incorporated herein by reference in Item 8 of the Form 10-K.

                -  Report of independent public accountants

                -  Consolidated balance sheets as of March 31, 1995 and 1994

                - Consolidated statements of income for the years ended March 31, 1995, 1994 and 1993

                - Consolidated statements of stockholders' equity for the years ended March 31, 1995, 1994 and 1993

                - Consolidated statements of cash flows for the years ended March 31, 1995, 1994 and 1993

                -  Notes to consolidated financial statements

            2. Financial Statement Schedules. The following consolidated financial statement schedule of SkyWest, Inc. is included in
                Item 14(d) hereof.

                - Report of independent public accountants on financial statement schedule

                -  Schedule II -- Valuation and qualifying accounts

                All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

    (b)     Reports on Form 8-K.

            The Company did not file a report on Form 8-K during the quarter ended March 31, 1995.

    (c)     Exhibits.

                                                                                  Incorporated by       Filed
Number                             Exhibit                                           Reference         Herewith
- ------      --------------------------------------------------                    ---------------      --------
 3.1        Restated Articles of Incorporation  . . . . . . . . . . . . . . . . . . . . (1)

 3.2        Amended By-Laws   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (6)

 4.1        Articles IV and VI of Restated Articles of
            Incorporation describing the Common Shares
            and shareholders rights (included in
            Exhibit 3.1)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (1)

 4.2        Article II of the Amended By-Laws defining the
            rights of Common Shareholders (included in
            Exhibit 3.2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (6)

10.1        SkyWest, Inc. Amended and Combined Incentive and
            Non-Statutory Stock Option Plan.  . . . . . . . . . . . . . . . . . . . . . (6)

10.2        Delta Connection agreement dated January 13, 1987
            between Delta Air Lines, Inc. and SkyWest
            Airlines, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2)

10.3        Stock Option agreement dated January 28,
            1987 between Delta Air Lines, Inc. and
            SkyWest, Inc.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (2)

10.4        Purchase Agreement No. 382 COI/85 dated
            December 27, 1985 between EMBRAER-Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc., as amended by a
            Letter Supplement dated December 30,
            1985 and an Amendment dated January 30, 1986  . . . . . . . . . . . . . . . (1)

                                                                                    Incorporated by      Filed
Number                             Exhibit                                             Reference        Herewith
- ------      --------------------------------------------------                         ---------        --------
10.5        Aircraft Lease dated December 29,
            1986 between EFA Leasing Company and
            SkyWest Airlines, Inc. (N2698C)   . . . . . . . . . . . . . . . . . . . . . (3)

10.6        Aircraft Lease dated December 29, 1986
            between EFA Leasing Company and SkyWest
            Airlines, Inc. (N26974)   . . . . . . . . . . . . . . . . . . . . . . . . . (3)

10.7        Aircraft Lease dated December 29, 1986
            between EFA Leasing Company and SkyWest
            Airlines, Inc. (N2699Y)   . . . . . . . . . . . . . . . . . . . . . . . . . (3)

10.10       Aircraft Lease dated October 31, 1988
            between CIT Group/Capital Financing, Inc.
            and SkyWest Airlines, Inc. (N2720B,
            N27220, N2724S)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (4)

10.11       Aircraft Lease dated December 12, 1988
            between Heleasco Fourteen, Inc. and
            SkyWest Airlines, Inc. (N27240, N2726N,
            N2725D)   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (4)

10.12       Aircraft Lease dated April 10, 1989 between
            Wilmington Trust Company, and SkyWest
            Airlines, Inc. (N27297, N27278, N2730P)   . . . . . . . . . . . . . . . . . (5)

10.13       Lease Agreement dated December 1,1989 between
            Salt Lake City Corporation and SkyWest Airlines,
            Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . (7)

10.14       Purchase Agreement No. DSP/AJV-30B/93 dated
            March 30, 1993, between EMBRAER-Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc., as amended by a
            Letter of Supplement dated May 17, 1993   . . . . . . . . . . . . . . . . . (8)

10.15       Purchase Agreement dated July 23,1993 between
            Bombardier Regional Aircraft Division and
            SkyWest Airlines, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . . (9)

10.16       Purchase agreement No. DSP/AJV-042/95 dated
            June 9, 1995 between Embraer - Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc. (Confindential treatment requested)    . . . . . . . . . . . . . . . . X

10.17       SkyWest, Inc. 1995 Employee
            Stock Purchase Plan   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . X

                                                                                  Incorporated by       Filed
Number                             Exhibit                                           Reference        Herewith
- ------      -------------------------------------------------                        ---------        --------
11.0        Computation of earnings per share   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . X

13.1        Certain portions of the Annual Report to Shareholders
            for the year ended March 31, 1995, are incorporated
            by reference into this report on Form 10-K.   . . . . . . . . . . . . . . . . . . . . . . . . X

22.1        Subsidiaries of the Registrant  . . . . . . . . . . . . . . . . . . . . . . (1)

24.1        Consent of independent public accountants   . . . . . . . . . . . . . . . . . . . . . . . . . X

- ----------------------



 (1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.
 (2) Incorporated by reference to Registrant's 10-Q filed for the quarter ended December 31, 1986.
 (3) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1987.
 (4) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1989.
 (5) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1990.
 (6) Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.
 (7) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1992.
 (8) Incorporated by reference to Registration Statement on Form S-2, File No. 33-61958.
 (9) Incorporated by reference to Registrant's For 10-K filed for the year ended March 31, 1994.

(d)         Financial Statement Schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 26, 1995. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP

Salt Lake City, Utah
May 26, 1995

                         SKYWEST, INC. AND SUBSIDIARIES

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993



                                                                     Additions
                                                    Balance at       Charged To                      Balance
                                                     Beginning       Costs and                       at End
           Description                                of Year         Expenses     Deductions       of Year
- ----------------------------------                   ---------        --------     ----------      ---------
Year Ended March 31, 1995:
  Allowance for obsolescence                         $180,000         $    -       $     -          $180,000
  Allowance for doubtful
    accounts receivable                               143,926          72,246           910          215,262
                                                     --------         -------      --------         --------
                                                     $323,926         $72,246      $    910         $395,262
                                                     ========         =======      ========         ========

Year Ended March 31, 1994:
  Allowance for obsolescence                         $180,000         $    -       $     -          $180,000
  Allowance for doubtful
    accounts receivable                               142,830          32,572       (31,476)         143,926
                                                     --------         -------      --------         --------

                                                     $322,830         $32,572      $(31,476)        $323,926
                                                     ========         =======      ========         ========

Year Ended March 31, 1993:
  Allowance for obsolescence                         $180,000         $    -       $     -          $180,000
  Allowance for doubtful
    accounts receivable                               160,000          23,390       (40,560)         142,830
                                                     --------         -------      --------         --------

                                                     $340,000         $23,390      $(40,560)        $322,830
                                                     ========         =======      ========         ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SKYWEST, INC.

                                 By  /s/ Jerry C. Atkin
                                     ------------------------------------------
                                 Jerry C. Atkin
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Names                                   Capacities                                   Date
- ------------------------------               --------------------------                     ---------------
 /s/ Jerry C. Atkin                              Chairman of the Board, President and
- ------------------------------                   Chief Executive Officer                     June 26, 1995
Jerry C. Atkin


 /s/ Sidney J. Atkin                         Vice Chairman of the Board
- ------------------------------                      and Director                             June 26, 1995
Sidney J. Atkin


                                         Executive Vice President - Finance
 /s/ Bradford R. Rich                  Chief Financial Officer and Treasurer                 June 26, 1995
- ------------------------------               (principal financial and
Bradford R. Rich                                accounting officer)



                                                      Director
- ------------------------------
J. Ralph Atkin


 /s/ Lee C. Atkin                                     Director                               June 26, 1995
- ------------------------------
Lee C. Atkin


 /s/ Lee C. Atkin                                     Director                               June 26, 1995
- ------------------------------
Dell C. Stout


 /s/ Mervyn K. Cox                                    Director                               June 26, 1995
- ------------------------------
Mervyn K. Cox


 /s/ Brent V. Atkin                                   Director                               June 26, 1995
- ------------------------------
Brent V. Atkin


 /s/ Ian M. Cumming                                   Director                               June 26, 1995
- ------------------------------
Ian M. Cumming


                                                      Director
- ------------------------------
Steven F. Udvar-Hazy


                                                      Director
- ------------------------------
W. Martin Braham

                                Exhibit Index

Ex 10.16 Purchase agreement No. DSP/AJV-042/95 dated June 9, 1995 between Embraer - Empressa Brasileria de Aeronautica S.A. and SkyWest Airlines, Inc. (Confidential treatment requested)

Ex 10.17  SkyWest, Inc. 1995 Employee Stock Purchase Plan

Ex 11.0   Computation of earnings per share

Ex 13.1 Certain portions of the Annual Report to Shareholders for the year ended March 31, 1995, are incorporated by reference into this report on Form 10-K

Ex 24.1   Consent of independent public accountants

Ex 27     Financial Data Schedule