Form 10-Q
period 1995-06-30
SKYWEST INC
filed 1995-08-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   Form 10-Q


            /X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 1995

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition period from _________ to _________

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

                        Yes    X             No
                            -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at August 8, 1995
                    -----                         -----------------------------
         Common stock, no par value                        10,322,132

                                 SKYWEST, INC.

                               TABLE OF CONTENTS

Part I - Financial Information

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets
                     As of June 30, 1995 and
                     March 31, 1995                                                             3

               Condensed Consolidated Statements of
                     Income For the Three Months
                     Ended June 30, 1995 and 1994                                               5

               Condensed Consolidated Statements of
                     Cash Flows For the Three Months Ended
                     June 30, 1995 and 1994                                                     6

               Notes to Condensed Consolidated Financial
                     Statements                                                                 7

    Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                                                 9


Part II - Other Information

    Item 6.    Exhibits and Reports on Form 8-K                                                12

                        PART  I.  FINANCIAL INFORMATION


                                 SKYWEST, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)


                                     ASSETS

                                                                           June 30,           March 31,
                                                                             1995               1995
                                                                           --------           ---------
CURRENT ASSETS:
     Cash and cash equivalents                                             $ 28,178           $ 27,416
     Available-for-sale securities                                           21,474             21,309
     Receivables, net                                                        10,099              7,004
     Inventories                                                              7,198              7,179
     Other current assets                                                     8,384              8,734
                                                                           --------           --------

         Total current assets                                                75,333             71,642
                                                                           --------           --------

PROPERTY AND EQUIPMENT:
     Aircraft and rotable spares                                            133,193            127,004
     Buildings and ground equipment                                          30,563             28,866
     Deposits on aircraft and rotable spares                                  6,055              9,265
     Rental vehicles                                                          2,294              1,849
                                                                           --------           --------
                                                                            172,105            166,984
     Less-accumulated depreciation and
         amortization                                                       (60,237)           (56,743)
                                                                           --------           --------

                                                                            111,868            110,241
                                                                           --------           --------

OTHER ASSETS                                                                  6,111              6,299
                                                                           --------           --------

                                                                           $193,312           $188,182
                                                                           ========           ========

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS   (Continued)
                             (Dollars in Thousands)
                                  (Unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           June 30,           March 31,
                                                                             1995               1995
                                                                           --------           ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt                                    $  3,757           $  3,747
   Current portion of deferred credits                                          803                803
   Trade accounts payable                                                    14,910             13,789
   Accrued salaries, wages and benefits                                       3,719              4,647
   Taxes other than income taxes                                              1,982              1,353
   Air traffic liability                                                      1,297              1,264
   Dividend payable                                                           1,755                  -
   Income taxes payable                                                       1,463                  -
                                                                           --------           --------

        Total current liabilities                                            29,686             25,603
                                                                           --------           --------

LONG-TERM DEBT, less current maturities                                      28,472             29,553
                                                                           --------           --------

DEFERRED CREDITS, less current portion                                        2,104              2,308
                                                                           --------           --------

DEFERRED INCOME TAXES PAYABLE                                                13,991             13,034
                                                                           --------           --------


STOCKHOLDERS' EQUITY:
   Common stock                                                              87,698             87,658
   Retained earnings                                                         47,452             46,177
   Treasury stock                                                           (16,091)           (16,091)
                                                                           ---------          --------

        Total stockholders' equity                                          119,059            117,684
                                                                           --------           --------

                                                                           $193,312           $188,182
                                                                           ========           ========

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)

                                                                                    For The
                                                                              Three Months Ended
                                                                                    June 30,
                                                                            -----------------------
                                                                             1995            1994
                                                                            -------         -------
OPERATING REVENUES:
     Passenger                                                              $47,402         $46,306
     Freight                                                                  1,045             963
     Public service & other                                                     553             613
     Nonairline                                                              11,381          10,989
                                                                            -------          ------

                                                                             60,381          58,871
                                                                            -------         -------

OPERATING EXPENSES:
     Flying operations                                                       19,107          16,297
     Maintenance                                                              7,054           5,963
     Aircraft, traffic and passenger service                                  7,202           6,854
     Promotion and sales                                                      5,549           5,301
     General and administrative                                               2,759           3,320
     Depreciation and amortization                                            3,449           2,580
     Nonairline                                                              10,462          10,108
                                                                            -------         -------

                                                                             55,582          50,423
                                                                            -------         -------

OPERATING INCOME                                                              4,799           8,448
                                                                            -------         -------

OTHER INCOME AND (EXPENSE):
     Interest expense                                                          (476)           (147)
     Interest income                                                            669             566
     Gain on sales of property and equipment                                     75               4
                                                                            -------         -------

                                                                                268             423
                                                                            -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES                                      5,067           8,871

PROVISION FOR INCOME TAXES                                                   (1,978)         (3,504)
                                                                            -------         --------

NET INCOME                                                                  $ 3,089         $ 5,367
                                                                            =======         =======

NET INCOME PER COMMON SHARE                                                 $   .30         $   .47
                                                                            =======         =======

WEIGHTED AVERAGE SHARES OUTSTANDING                                      10,318,978      11,456,611
                                                                         ==========      ==========

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                    For The
                                                                              Three Months Ended
                                                                                    June 30,
                                                                            -----------------------
                                                                             1995            1994
                                                                            -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $ 3,089         $ 5,367
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                               3,449           2,580
  Gain on sales of property and equipment                                       (75)             (4)
  Maintenance expense related to disposition of rotable spares                   97              71
  Increase in deferred income taxes                                             957             634
  Amortization of deferred credits                                             (204)           (205)
  Nonairline depreciation and amortization                                      578             475
  Changes in operating assets and liabilities:
    Increase in receivables, net                                             (3,095)         (2,106)
    Increase in inventories                                                     (19)           (807)
    Decrease in other current assets                                            350             174
    Increase in trade accounts payable                                        1,121             666
    Increase in other current liabilities                                     1.197           3,501
                                                                            -------         -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                     7,445          10,346
                                                                            -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                                    (165)              -
  Acquisition of property and equipment:
    Aircraft and rotable spares                                              (6,570)         (4,217)
    Buildings and ground equipment                                           (1,697)         (1,041)
    Deposits on aircraft and rotable spares                                  (1,100)         (1,905)
    Rental vehicles                                                            (845)           (696)
  Proceeds from sales of property and equipment                                 408              81
  Decrease in deposits on aircraft and rotable spares                         4,310               -
  Decrease in other assets                                                        7             145
                                                                            -------         -------

NET CASH USED IN INVESTING ACTIVITIES                                        (5,652)         (7,633)
                                                                            -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                                       40              83
  Reduction of long-term debt                                                (1,071)         (1,419)
                                                                            -------         -------

NET CASH USED IN FINANCING ACTIVITIES                                        (1,031)         (1,336)
                                                                            -------         -------

Increase in cash and cash equivalents                                           762           1,377
Cash and cash equivalents at beginning of period                             27,416          56,402
                                                                            -------         -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $28,178         $57,779
                                                                            =======         =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                $   524         $   402
    Income taxes                                                                  -              10

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the three months ended June 30, 1995 and 1994, the Company provided for income taxes based upon the estimated annualized effective tax rate after giving effect to available investment tax credits. Investment tax credits have been accounted for by the flow-through method. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company has classified the net current and noncurrent deferred tax assets and liabilities in accordance with SFAS No. 109 which at June 30, 1995 included a current deferred tax asset of approximately $1.5 million and a deferred tax liability of approximately $14.0 million.


Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the period. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.


Note E - Financial Information Relating to Business Segments

Nonairline revenues and expenses as included in the Condensed Consolidated Financial Statements primarily represent the operations of Scenic
Airlines, Inc. ("Scenic") and National Parks Transportation, Inc. ("NPT"), both wholly-owned subsidiaries of SkyWest, Inc. Scenic provides air tours and general aviation services to the scenic regions of northern Arizona, southern Utah and southern Nevada, commonly referred to as the "Grand Circle".

The primary aircraft used to accomplish scenic tours are 19 passenger deHavilland Twin Otter VistaLiners. NPT provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest Airlines, Inc.

The following information presents the impact of this segment of business on the accompanying Condensed Consolidated Financial Statements.

                                                                  For the
                                                             Three Months Ended
                                                                  June 30,
                                                               (In Thousands)

                                                               1995        1994
                                                             -------     -------
Operating revenues                                           $11,381     $10,989
Operating income                                                 919         881
Depreciation and amortization                                    578         475
Capital expenditures                                           4,416       1,528


                                                               As of June 30,
                                                             -------------------
                                                               1995        1994
                                                             -------     -------
Identifiable assets                                          $26,416     $20,617
                                                             =======     =======

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

                              Operating Statistics

                                                                                             For the
                                                                                        Three Months Ended
                                                                                             June 30,
                                                                             -------------------------------------


                                                                                 1995        1994        % change
                                                                               -------     -------      ----------
Passengers carried                                                             534,560     536,782       (0.4%)
Revenue passenger miles (000s)                                                 135,088     124,763        8.3%
Available seat miles (000s)                                                    291,814     246,255       18.5%
Passenger load factor                                                             46.3%       50.7%       (4.4) pts
Passenger breakeven load factor                                                   43.1%       42.8%        0.3  pts
Yield per revenue passenger mile                                               $  .351     $  .371       (5.4%)
Cost per available seat mile                                                   $  .156     $  .164       (4.9%)
Average passenger trip (miles)                                                     253         232        9.1%


For the Three Months Ended June 30, 1995 and 1994:

For the quarter ended June 30, 1995, the Company experienced continued growth in available seat miles ("ASMs") and revenue passenger miles ("RPMs") due to additional aircraft deliveries. Operating revenues increased to $60.4 million for the quarter ended June 30, 1995, compared to $58.9 million for the quarter ended June 30, 1994. Nonairline revenues increased to $11.4 million for the quarter ended June 30, 1995, compared to $11.0 million for the quarter ended June 30, 1994. Interest expense increased to $.5 million for the quarter ended
June 30, 1995, from $.1 million for the quarter ended June 30, 1994.   Net
income was $3.1 million or $.30 per share for the quarter ended June 30, 1995, compared to $5.4 million or $.47 per share for the quarter ended June 30, 1994.

Passenger revenues, which represented 78.5 percent of total operating revenues, increased 2.4 percent to $47.4 million for the quarter ended June 30, 1995, compared to $46.3 million or 78.7 percent of total operating revenues for the quarter ended June 30, 1994. The increase is attributable to an 8.3 percent increase in RPMs which was offset by a 5.4 percent decrease in yield per RPM. The increase in RPMs is due to four additional regional jets which are serving new SkyWest destinations such as Eugene and Portland, Oregon, Tucson, Arizona and Albuquerque, New Mexico and from the acquisition of four new cabin-class Brasilia aircraft which are being used to replace Metro aircraft as their leases terminate. Yield per RPM decreased 5.4 percent to $.351 for the quarter ended June 30, 1995, compared to $.371 for the quarter ended June 30, 1994, primarily due to a 9.1 percent increase in the average passenger trip length due to the utilization of the Canadair Regional Jet where the average trip length is 470 miles. In addition, the dilution which is related to the use of the regional jets has been somewhat offset by the strengthening of tuboprop yields. These yields have increased based on some fare increases in the Los Angeles, California markets.

As a result of indirect competition from low-fare carriers and lingering negative publicity regarding regional airlines, passenger load factor decreased
4.4 points to 46.3 percent for the quarter ended June 30, 1995, compared to
50.7 percent for the quarter ended June 30, 1994. Due to passenger enplanements being lower than expected which resulted in lower revenues, the positive spread between actual and breakeven load factor decreased to 3.2 points for the quarter ended June 30, 1995, compared to 7.9 points for the quarter ended June 30, 1994.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Total operating expenses and interest increased 10.9 percent to $56.1 million for the quarter ended June 30, 1995, compared to $50.6 million for the quarter ended June 30, 1994. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 92.8 percent for the quarter ended June 30, 1995, from 85.9 percent for the comparable quarter ended June 30, 1994. For the quarter ended June 30, 1995, total airline operating expenses and interest (excluding nonairline expenses) were 93.0 percent of operating revenues compared to 84.5 percent for the comparable quarter ended June 30, 1994. The declining margin was due to decreased passenger enplanements which created a revenue shortfall and was not due to the Company experiencing unexpected or unusual cost increases relative to the ASM production. As a result of the new regional jet operations together with continued cost reduction measures, airline operating costs per ASM (including interest expense) decreased to 15.6c. for the quarter ended June 30, 1995 from 16.4c. for the comparable quarter ended June 30, 1994. Factors relating to the increase in operating expenses and interest are discussed below.


Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.1 percent for the quarter ended June 30, 1995, from
25.6 percent for the quarter ended June 30, 1993. This percentage increased as a result of decreased passenger traffic which created a revenue shortfall. The average number of full-time equivalent employees for the quarter ended June 30, 1995 was 2,013, compared to 1,800 for the quarter ended June 30, 1994. The increase in number of personnel was due to hiring pilots, flight attendants and customer service personnel to support new regional jet operations. Salaries, wages and employee benefits per ASM decreased to 4.4c. for the quarter ended June 30, 1995, compared to 5.0c. for the quarter ended June 30, 1994, primarily due to the increased ASMs generated from regional jet operations.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.9 percent for the quarter ended June 30, 1995 from 17.5 percent for the quarter ended June 30, 1994. Aircraft costs per ASM increased slightly to 3.5c. for the quarter ended June 30, 1995, compared to 3.4c. for the quarter ended June 30, 1994. The increase is due to higher rent amounts on the regional jets as well as additional Brasilia aircraft.

Maintenance expense increased as a percentage of airline operating revenues to
10.6 percent for the quarter ended June 30, 1995, compared to 8.9 percent for the quarter ended June 30, 1994. The slight increase is due to the use of the accrual method in accounting for jet engine overhauls. This increase was somewhat offset by the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM increased slightly to 1.8c. for the quarter ended June 30, 1995, from 1.7c. for the quarter ended June 30, 1994.

Fuel costs increased as a percentage of airline operating revenues to 9.5 percent for the quarter ended June 30, 1995, from 8.3 percent for the quarter ended June 30, 1994, primarily due to a increase in the average fuel price per gallon to $.73 from $.70. Fuel costs per ASM remained constant at 1.6c. for the quarters ended June 30, 1995 and 1994 due to the operation of additional Brasilia aircraft which are more fuel efficient, on a cost per ASM basis, than Metroliners, as well as from the increased ASMs generated from regional jet operations.

Interest expense increased as a percentage of airline operating revenues to .1 percent for the quarter ended June 30, 1995, from .03 percent for the quarter ended June 30, 1994. The increase was primarily due to interest expense charges on interim short-term loans on regional jets which was offset by lower aircraft rents. Subsequently, the interim loans were replaced with long-term operating leases.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 25.1 percent for the quarter ended June 30, 1995, from 23.9 percent for the quarter ended June 30, 1994. The increase is due primarily to significant rate increases in customer reservation system boarding fees.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

Nonairline expenses increased 3.5 percent to $10.5 million for the quarter ended June 30, 1995, compared to $10.1 million for the quarter ended June 30, 1994, due to an increased volume of activity. Additionally, the average number of full-time equivalent employees was 303 for the quarter ended June 30, 1995, compared to 260 at June 30, 1994.

Liquidity and Capital Resources

The Company had working capital of $45.6 million and a current ratio of 2.5:1 at June 30, 1995, compared to working capital of $46.0 million and a current ratio of 2.8:1 at March 31, 1995. During the first quarter of fiscal 1996, the Company invested $7.7 million in flight equipment, $2.5 million in buildings, ground equipment and other fixed assets and reduced long-term debt by $1.1 million. The principal sources of cash during the first quarter of fiscal 1996 were $7.4 million provided by operating activities and $4.3 million in deposits returned on aircraft. These factors resulted in a $.8 million cash and cash equivalents increase.

At June 30, 1995, the Company's long-term debt to equity position was 19 percent debt and 81 percent equity compared to 20 percent debt and 80 percent equity at March 31, 1995.

SkyWest took delivery of one new Brasilia aircraft during the first quarter of fiscal 1996 and has agreed to purchase 21 additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $158 million, including estimated cost escalations. Six are scheduled for delivery in fiscal 1996, and the remaining 15 aircraft are scheduled for delivery in fiscal 1997.

The Company took delivery of two new Canadair Regional Jets during the first quarter of fiscal 1996 and has agreed to acquire two Canadair Regional Jets and related spare parts inventory and support equipment at an aggregate cost of approximately $36 million, including estimated cost escalations. These aircraft are scheduled for delivery later in fiscal 1996.

Depending in large part upon the state of the aircraft financing market and general economic conditions at the time, management will determine whether to purchase these Brasilia and Canadair Regional Jet aircraft with available cash or acquire the aircraft through third-party, long-term loans or lease arrangements. The Company also has options to acquire 10 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured; five are exercisable through September 1995 and five are exercisable through July 1996.

As required by an FAA directive, all aircraft with 30 seats or more are to be equipped with traffic alert and collision avoidance systems by December, 1995. The Company estimates the cost to be approximately $1.4 million for the existing aircraft fleet. The Company will fund these expenditures from cash reserves and internally generated funds.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.5 percent at June 30, 1995. In addition, the Company has available $1.5 million in an unused reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility reduces to $1.0 million on December 1, 1995, and will be reduced by an additional $500,000 on the 1st day of December on each year thereafter until December 1, 1997, at which time the facility expires. There were no amounts outstanding on either of the facilities as of June 30, 1995.

                          PART II.  OTHER INFORMATION

                                 SKYWEST, INC.


Item 6: Exhibits and Reports on Form 8-K

a.   Exhibits - None

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1995.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SKYWEST, INC.



August 10, 1995                      BY: /s/ Bradford R. Rich
                                         -------------------------------------
                                         Bradford R. Rich
                                         Executive Vice President - Finance,
                                         Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


Exhibit 27                   Financial Data Schedule