Form 10-Q
period 1995-09-30
SKYWEST INC
filed 1995-11-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

             (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 1995

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from         to
                                                       -------    -------

Commission file number 0-14719

                                  SKYWEST, INC.

Incorporated under the laws of Utah                           87-0292166
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

                              Yes  X          No
                                  ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at November 10, 1995
              -----                        --------------------------------
    Common stock, no par value                        10,324,632

                                  SKYWEST, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.              Financial Statements:

                         Condensed Consolidated Balance Sheets
                               As of September 30, 1995 and
                               March 31, 1995                                  3

                         Condensed Consolidated Statements of
                               Income For the Three Months and Six
                               Months Ended September 30, 1995 and 1994        5

                         Condensed Consolidated Statements of
                               Cash Flows For the Six Months Ended
                               September 30, 1995 and 1994                     6

                         Notes to Condensed Consolidated Financial
                               Statements                                      7

    Item 2.              Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                      9

Part II - Other Information

       Item 4.           Submission of Matters to a Vote of Security          14
                               Holders

       Item 6.           Exhibits and Reports on Form 8-K                     14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                     ASSETS

                                                                  September 30,       March 31,
                                                                      1995              1995
                                                                  -------------       ---------
CURRENT ASSETS:
    Cash and cash equivalents                                       $  31,074         $  27,416
    Available-for sale securities                                      21,254            21,309
    Receivables, net                                                   11,125             7,004
    Inventories                                                         8,332             7,179
    Other current assets                                                7,854             8,734
                                                                    ---------         ---------

    Total current assets                                               79,639            71,642
                                                                    ---------         ---------

PROPERTY AND EQUIPMENT:
    Flight equipment                                                  135,466           127,004
    Buildings and ground equipment                                     31,475            28,866
    Deposits on flight equipment                                        8,008             9,265
    Rental vehicles                                                     2,944             1,849
                                                                    ---------         ---------
                                                                      177,893           166,984
                                                                    ---------         ---------
    Less-accumulated depreciation and
        amortization                                                  (64,225)          (56,743)
                                                                    ---------         ---------

                                                                      113,668           110,241
                                                                    ---------         ---------

OTHER ASSETS                                                            5,989             6,299
                                                                    ---------         ---------

                                                                    $ 199,296         $ 188,182
                                                                    =========         =========


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               September 30,       March 31,
                                                    1995             1995
                                               -------------       ---------
CURRENT LIABILITIES:
    Current maturities of long-term debt         $   3,758         $   3,747
    Current portion of deferred credits                803               803
    Trade accounts payable                          18,004            13,789
    Accrued payroll                                  5,290             4,647
    Taxes other than income taxes                    1,863             1,353
    Air traffic liability                            1,201             1,264
    Income taxes payable                               784              --
                                                 ---------         ---------

Total current liabilities                           31,703            25,603
                                                 ---------         ---------

LONG-TERM DEBT, net of current maturities           27,670            29,553
                                                 ---------         ---------

DEFERRED CREDITS, net of current portion             1,899             2,308
                                                 ---------         ---------

DEFERRED INCOME TAXES PAYABLE                       14,821            13,034
                                                 ---------         ---------


STOCKHOLDERS' EQUITY:
    Common stock                                    87,733            87,658
    Retained earnings                               51,561            46,117
    Treasury stock                                 (16,091)          (16,091)
                                                 ---------         ---------

    Total stockholders' equity                     123,203           117,684
                                                 ---------         ---------

                                                 $ 199,296         $ 188,182
                                                 =========         =========



           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                For the                                  For the
                                                           Three Months Ended                        Six Months Ended
                                                              September 30,                            September 30,
                                                   ---------------------------------         ---------------------------------
                                                       1995                1994                  1995                  1994
                                                   ------------         ------------         ------------         ------------
OPERATING REVENUES:
    Passenger                                      $     53,334         $     48,971         $    100,736         $     95,277
    Freight                                               1,118                  970                2,163                1,933
    Public service                                          562                  571                1,115                1,184
    Nonairline                                           14,161               15,039               25,542               26,028
                                                   ------------         ------------         ------------         ------------

                                                         69,175               65,551              129,556              124,422
                                                   ------------         ------------         ------------         ------------

OPERATING EXPENSES:
    Flying operations                                    21,961               17,057               41,068               33,354
    Aircraft, traffic and passenger service               8,238                7,332               15,440               14,186
    Maintenance                                           7,025                5,912               14,079               11,875
    Promotion and sales                                   6,262                5,520               11,811               10,821
    General and administrative                            3,156                3,466                5,915                6,786
    Depreciation and amortization                         3,620                2,803                7,069                5,383
    Nonairline                                           12,348               12,507               22,810               22,615
                                                   ------------         ------------         ------------         ------------

                                                         62,610               54,597              118,192              105,020
                                                   ------------         ------------         ------------         ------------

OPERATING INCOME                                          6,565               10,954               11,364               19,402
                                                   ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
    Interest expense                                       (524)                (380)              (1,000)                (527)
    Interest income                                         644                  721                1,313                1,287
    Gain on sales of property and equipment                  58                    9                  133                   13
                                                   ------------         ------------         ------------         ------------

                                                            178                  350                  446                  773
                                                   ------------         ------------         ------------         ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                        6,743               11,304               11,810               20,175

PROVISION FOR INCOME TAXES                               (2,634)              (4,447)              (4,612)              (7,951)
                                                   ------------         ------------         ------------         ------------

NET INCOME                                         $      4,109         $      6,857         $      7,198         $     12,224
                                                   ============         ============         ============         ============

NET INCOME PER COMMON SHARE                        $        .40         $        .60         $        .70         $       1.07
                                                   ============         ============         ============         ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                        10,323,311           11,464,235           10,321,156           11,460,444
                                                   ============         ============         ============         ============


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                For the
                                                                            Six Months Ended
                                                                              September 30,
                                                                        -------------------------
                                                                          1995             1994
                                                                        --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  7,198         $ 12,224
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          7,069            5,383
    Gain on sales of property and equipment                                 (136)             (13)
    Maintenance expense related to disposition of rotable spares             113              112
    Increase in deferred income taxes                                      1,787            1,186
    Amortization of deferred credits                                        (409)            (409)
    Nonairline depreciation and amortization                               1,265              968
    Changes in operating assets and liabilities:
       (Increase) decrease in receivables, net                            (4,121)             600
       Increase in inventories                                            (1,153)            (906)
       Decrease (increase) in other current assets                           880           (4,735)
       Increase in trade accounts payable                                  4,215            3,713
       Increase in other current liabilities                               1,874            1,145
                                                                        --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 18,582           19,268
                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale (purchase) of available-for-sale securities                          55           (8,635)
    Acquisition of property and equipment:
       Aircraft and rotable spares                                        (8,909)          (7,546)
       Deposits on flight equipment                                       (3,053)          (3,792)
       Buildings and ground equipment                                     (2,609)          (2,545)
       Rental vehicles                                                    (2,012)            (696)
    Proceeds from sales of property and equipment                            893              121
    Decrease in deposits on aircraft and rotable spares                    4,310             --
    Increase in other assets                                                 (48)             (60)
                                                                        --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                    (11,373)         (23,153)
                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                  75              143
    Payment of cash dividends                                             (1,754)          (2,292)
    Reduction of long-term debt                                           (1,872)          (2,033)
                                                                        --------         --------

NET CASH USED IN FINANCING ACTIVITIES                                     (3,551)          (4,182)
                                                                        --------         --------

Increase (decrease) in cash and cash equivalents                           3,658           (8,067)
Cash and cash equivalents at beginning of period                          27,416           56,402
                                                                        --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 31,074         $ 48,335
                                                                        ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                            $    964         $    928
    Income taxes                                                           2,524            6,379


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended September 30, 1995, are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

Note B - Marketable Securities

Marketable securities are carried at the lower of aggregate cost or market value.

Note C - Income Taxes

For the six months ended September 30, 1995 and 1994, the Company provided for income taxes based upon the estimated annualized effective tax rate after giving effect to available investment tax credits. Investment tax credits have been accounted for by the flow-through method. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company has classified the net current and noncurrent deferred tax assets and liabilities in accordance with SFAS No. 109 which at September 30, 1995 included a current deferred tax asset of approximately $1.6 million and a deferred tax liability of approximately $14.8 million.

Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the periods. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.

Note E - Financial Information Relating to Business Segments

Nonairline revenues and expenses as included in the Condensed Consolidated Financial Statements primarily represent the operations of Scenic Airlines, Inc. ("Scenic") and National Parks Transportation, Inc. ("NPT"), both wholly-owned subsidiaries of SkyWest, Inc. Scenic provides air tours and general aviation services to the scenic regions of northern Arizona, southern Utah and southern Nevada, commonly referred to as the "Grand Circle." The primary aircraft used to accomplish scenic tours are 19 passenger deHavilland Twin Otter VistaLiners. NPT provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest Airlines, Inc. The following information presents the impact of this segment of business on the accompanying Condensed Consolidated Financial Statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

                                            For the                       For the
                                       Three Months Ended             Six Months Ended
                                          September 30,                 September 30,
                                           (in 000's)                    (in 000's)
                                     ----------------------        ----------------------
                                       1995          1994           1995            1994
                                     -------        -------        -------        -------
Operating revenues                   $14,161        $15,039        $25,542        $26,028
Operating income                       1,813          2,533          2,732          3,414
Depreciation and amortization            687            408          1,265            968
Capital expenditures                   2,025            397          6,441          1,925


                                 As of September 30, 1995    As of September 30, 1994
                                 ------------------------    ------------------------
Identifiable assets                        $28,933                    $21,936
                                           =======                    =======

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

                                                                  Operating Statistics

                                                   For the                                    For the
                                             Three Months Ended                           Six Months Ended
                                                 September 30,                               September 30,
                                     -------------------------------------   ------------------------------------------
                                       1995          1994       % Change         1995            1994         % Change
                                     ---------     ---------   -----------   -----------     ------------    ----------
Passengers carried                    608,003       556,293       9.3%        1,142,563       1,093,075        4.5%
Revenue passenger miles (000s)        165,870       136,088      21.9%          300,958         260,851       15.4%
Available seat miles (000s)           333,683       252,000      32.4%          625,497         498,255       25.5%
Passenger load factor                    49.7%         54.0%     (4.3) pts         48.1%           52.4%      (4.3) pts
Passenger breakeven load factor          45.9%         45.4%       .5 pts          44.6%           44.2%        .4 pts
Yield per revenue passenger mile     $   .322      $   .360     (10.6%)      $     .335      $     .365       (8.2%)
Cost per available seat mile         $   .152      $   .168      (9.5%)      $     .154      $     .166       (7.2%)
Average passenger trip (miles)            273           245      11.4%              263             239       10.0%

For the Three Months Ended September 30, 1995 and 1994

For the quarter ended September 30, 1995, the Company experienced continued growth in available seat miles ("ASMs") and revenue passenger miles ("RPMs") due to additional aircraft deliveries. Operating revenues increased to $69.2 million for the quarter ended September 30, 1995, compared to $65.6 million for the quarter ended September 30, 1994. Nonairline revenues decreased to $14.2 for the quarter ended September 30, 1995, compared to $15.0 million for the quarter ended September 30, 1994. Net income was $4.1 million or $.40 per share for the quarter ended September 30, 1995, compared to $6.9 million or $.60 per share for the quarter ended September 30, 1994.

Passenger revenues, which represented 77.1 percent of total operating revenues, increased 8.9 percent to $53.3 million for the quarter ended September 30, 1995, compared to $49.0 million or 74.7 percent of total operating revenues for the quarter ended September 30, 1994. The increase is attributable to a 21.9 percent increase in RPMs which was offset by a 10.6 percent decrease in yield per RPM. ASMs increased 32.4 percent due to the acquisition of three cabin-class Brasilia aircraft which have replaced Metroliner aircraft as their leases terminated. However, RPM growth did not increase at the same pace as ASM growth due to the following three factors: (1) a lingering resistance of travel agents toward booking passengers in the Delta Air Lines system after Delta Air Lines instigated commission caps last spring; (2) the competitive disadvantage of the Metroliner aircraft in addition to the growing reluctance of passengers to book flights on Metroliner aircraft which do not have cabin-class amenities; and (3) the impact of a May 1 schedule change that reduced Delta daily departures in Los Angeles from 86 flights to 59 flights which reduced the Company's connection opportunities as well as the Company's competitors in Los Angeles using upgraded equipment with stand up head room. As a result of the above, load factor decreased 4.3 points from 54.0 percent for the quarter ended September 30, 1995, to 49.7 percent which was the primary factor for lower revenue per ASM.

Yield per RPM decreased 10.6 percent to $.322 for the quarter ended September 30, 1995, compared to $.360 for the quarter ended September 30, 1994 primarily as a result of an increase in average passenger trip length due to the regional jets averaging 492 miles and continued fare restructuring to respond proactively to the ongoing indirect pressure from low-fare carriers.

Nonairline revenues for the quarter were disappointing, decreasing 5.8 percent for the quarter ended September 30, 1995, from $15.0 million to $14.2 million. Two of the three months of the quarter are typically peak operating months for the Company's seasonal entity, Scenic Airlines, Inc.; however, revenues decreased due to the following factors: (1) soft traffic resulting from a decrease in Asian market travel; (2) increased competition and lack of product differentiation from the touring packages offered by the Company's competitors; and (3) negative publicity regarding the safety of Grand Canyon tour operators.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Total operating expenses and interest increased 14.8 percent to $63.1 million for the quarter ended September 30, 1995 compared to $55.0 million for the quarter ended September 30, 1994. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 91.3 percent for the quarter ended September 30, 1995, from 83.9 percent for the comparable quarter ended September 30, 1994. For the quarter ended September 30, 1995, total airline operating expenses and interest (excluding nonairline expenses) were 92.3 percent of airline revenues compared to 84.1 percent for the quarter ended September 30, 1994. Operating expenses increased at a higher percentage than operating revenues which caused margin to decline. However, the Company did not experience unexpected or unusual cost increases relative to the ASM production. As a result of increased regional jet operations together with the continued cost reduction measures, airline operating costs per ASM (including interest expense) decreased to 15.2(cent) for the quarter ended September 30, 1995, from 16.8(cent) for the comparable quarter ended September 30, 1994. Factors relating to the change in operating expenses and interest are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.1 percent for the quarter ended September 30, 1995, from 25.9 percent for the quarter ended September 30, 1994. This percentage increased as a result of decreased revenue per ASM and an increase in the average number of full-time equivalent employees. The average number of full-time equivalent employees for the quarter ended September 30, 1995 was 2,058, compared to 1,823 for the quarter ended September 30, 1994. The increase in number of personnel was due to hiring pilots, flight attendants and customer service personnel to support increased Brasilia and regional jet operations. Salaries, wages and employee benefits per ASM decreased to 4.3(cent) for the quarter ended September 30, 1995, compared to 5.2(cent) for the quarter ended September 30, 1994, primarily due to the increased ASMs generated from increased regional jet operations.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.0 percent for the quarter ended September 30, 1995 from 17.4 percent for the quarter ended September 30, 1994. The increase is due to higher acquisition costs for regional jets as well as additional Brasilia aircraft. Aircraft costs per ASM decreased to 3.3(cent) for the quarter ended September 30, 1995, compared to 3.5(cent) for the quarter ended September 30, 1994 due to the increase in ASMs generated from regional jet operations.

Maintenance expenses increased as a percentage of airline operating revenues to
9.2 percent for the quarter ended September 30, 1995, compared to 8.2 percent for the quarter ended September 30, 1994. The slight increase is due to increased regional jet operations, wherein the Company uses the accrual method in accounting for jet engine overhauls. This increase was somewhat offset by the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expenses per ASM decreased slightly to 1.8(cent) for the quarter ended September 30, 1995, from 1.6 (cent) for the quarter ended September 30, 1994.

Fuel costs increased as a percentage of airline operating revenues to 10.9 percent for the quarter ended September 30, 1995, from 8.2 percent for the quarter ended September 30, 1994, primarily due to an increase in the average fuel price per gallon to 78(cent) from 75(cent). Fuel costs per ASM increased slightly to 1.8 (cent) for the quarter September 30, 1995, from 1.6 (cent) for the quarter ended September 30, 1994. On October 1, 1995, an exemption of 4.3(cent) per gallon on aviation fuel taxes expired; however, it is likely that an extension for as much as three years will be granted.

Interest expense increased as a percentage of airline operating revenues to 1.0 percent for the quarter ended September 30, 1995, from .8 percent for the quarter ended September 30, 1994. The increase was primarily due to debt financing of additional Brasilia aircraft.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 25.1 percent for the quarter ended September 30, 1995, from 23.6 percent for the quarter ended September 30, 1994. The increase was due primarily to significant increases in customer reservation system booking fees.

Nonairline expenses decreased 1.3 percent to $12.3 million for the quarter ended September 30, 1995, compared to $12.5 million for the quarter ended September 30, 1994. The number of full-time equivalent employees increased 14.0 percent to 308 for the quarter ended September 30, 1995, from 265 for the quarter ended September 30, 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

For the Six Months Ended September 30, 1995 and 1994:

For the six months ended September 30, 1995, the Company experienced increases in ASMs and RPMs in comparison to the six months ended September 30, 1994, which was primarily the result of regional jet operations. Operating revenues increased 4.1 percent to $129.6 million for the six months ended September 30, 1995, compared to $124.4 million for the six months ended September 30, 1994. Nonairline revenues decreased 1.9 percent to $25.5 million for the six months ended September 30, 1995, compared to $26.0 million for the six months ended September 30, 1994. Interest expense increased 89.8 percent to $1.0 million for the six months ended September 30, 1995, from $.5 million for the six months ended September 30, 1994, as a result of additional debt financing on Brasilia aircraft. Net income was $7.2 million or $.70 per share for the six months ended September 30, 1995, compared to $12.2 million or $1.07 per share for the six months ended September 30, 1994.

Passenger revenues, which represented 77.8 percent of total operating revenues, increased 5.7 percent to $100.7 million for the six months ended September 30, 1995, compared to $95.3 million or 76.6 percent of total operating revenues for the six months ended September 30, 1994. The increase is attributable to a 15.4 percent increase in RPMs which was offset by an 8.2 percent decrease in yield per RPM. ASMs increased 25.5 percent due to the acquisition of three cabin-class Brasilia aircraft which have replaced Metroliner aircraft as their leases terminated. However, RPM growth did not increase at the same pace as ASM growth due to the following three factors: (1) a lingering resistance of travel agents toward booking passengers in the Delta Air Lines system after Delta Air Lines instigated commission caps last spring; (2) the competitive disadvantage of the Metroliner aircraft in addition to the growing reluctance of passengers to book flights on the Metroliner aircraft which do not have cabin-class amenities; and
(3) the impact of a May 1 schedule change that reduced Delta daily departures in Los Angeles from 86 flights to 59 flights which reduced the Company's connection opportunities as well as the Company's competitors in Los Angeles using upgraded equipment with stand up head room. As a result of the above, load factor decreased 4.3 points to 48.1 percent for the six months ended September 30, 1995, compared to 52.4 percent for the six months ended September 30, 1994, which was the primary factor for lower revenue per ASM.

Yield per RPM decreased 8.2 percent to $.335 for the six months ended September 30, 1995, compared to $.365 for the quarter ended September 30, 1994, primarily as a result of an increase in average passenger trip length due to the regional jets averaging 482 miles and continued fare restructuring to respond proactively to the ongoing indirect pressure from low-fare carriers.

Nonairline revenues for the six months decreased 1.9 percent for the quarter ended September 30, 1995, to $25.5 million from $26.0 million for the same six months ended September 30, 1994. Revenues decreased due to the following reasons: (1) soft traffic resulting from a decrease in Asian market travel; (2) increased competition and lack of product differentiation from the touring packages offered by the Company's competitors; and (3) negative publicity regarding the safety of Grand Canyon tour operators.

Total operating expenses and interest increased 12.9 percent to $119.2 million for the six months ended September 30, 1995, compared to $105.5 million for the six months ended September 30, 1994. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 92.0 percent for the six months ended September 30, 1995, from 84.8 percent for the comparable six months ended September 30, 1994. Operating expenses increased at a higher percentage than operating revenues which caused margins to decline. However, the Company did not experience unexpected or unusual cost increases relative to the ASM production. As a result of increased regional jet operations together with the continued cost reduction measures, airline operating costs per ASM (including interest expenses) decreased to 15.4(cent) for the six months ended September 30, 1995, from 16.6(cent) for the comparable six months ended September 30, 1994. Factors relating to the increase in operating expenses and interest are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.1 percent for the six months ended September 30, 1995, from 25.8 percent for the six months ended September 30, 1994. This percentage increased as a result of decreased revenue per ASM and an increase in the average number of full-time equivalent employees. The average number of full-time equivalent employees for the six months ended September 30, 1995, was 2,036, compared to 1,811 for the six months ended September 30, 1994. The increase in number of personnel was due to hiring pilots, flight attendants and customer service personnel to support increased Brasilia and regional jet operations. Salaries, wages and employee benefits per ASM decreased to 4.3(cent) for the six months ended September 30, 1995, compared to 5.1(cent) for the six months ended September 30, 1994, primarily due to the increase in ASMs generated from increased regional jet operations.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.4 percent for the six months ended September 30, 1995, from 17.4 percent for the six months ended September 30, 1994. The increase is due to higher acquisition costs for regional jets as well as additional Brasilia aircraft. Aircraft costs per ASM remained constant at 3.4(cent) for the six months ended September 30, 1995, as well as for the six months ended September 30, 1994, due to the increased ASMs generated from regional jet operations.

Maintenance expenses increased as a percentage of airline operating revenues to
9.8 percent for the six months ended September 30, 1995, compared to 8.6 percent for the six months ended September 30, 1994. The slight increase is due to increased regional jet operations, wherein the Company uses the accrual method in accounting for jet engine overhauls. This increase was somewhat offset by the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expenses per ASM decreased slightly to 1.6(cent) for the six months ended September 30, 1995, from 1.7(cent) for the six months ended September 30, 1994.

Fuel costs increased as a percentage of airline operating revenues to 10.2 percent for the six months ended September 30, 1995, from 8.2 percent for the six months ended September 30, 1994, primarily due to an increase in the average fuel price per gallon to 76(cent) from 72(cent). Fuel costs per ASM increased slightly to 1.7(cent) for the six months ended September 30, 1995, from 1.6(cent) for the six months ended September 30, 1994. On October 1, 1995, an exemption of 4.3(cent) per gallon on aviation fuel taxes expired; however, it is likely that an extension for as much as three years will be granted.

Interest expense increased as a percentage of airline operating revenues to 1.0 percent for the six months ended September 30, 1995, from .5 percent for the six months ended September 30, 1994. The increase was primarily due to interest expense charges on interim short-term loans on regional jets which was offset by lower aircraft rents. Subsequently, the interim loans were replaced with long-term operating leases.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 25.1 percent for the six months ended September 30, 1995, from 23.8 percent for the six months ended September 30, 1994. The increase was due primarily to significant increases in customer reservation system booking fees.

Nonairline expenses increased .9 percent to $22.8 million for the six months ended September 30, 1995, compared to $22.6 million for the six months ended September 30, 1994. The number of full-time equivalent employees increased 16.5 percent to 304 for the six months ended September 30, 1995, from 261 for the six months ended September 30, 1994.

Liquidity and Capital Resources

The Company had working capital of $47.9 million and a current ratio of 2.5:1 at September 30, 1995, compared to working capital of $46.0 million and a current ratio of 2.8:1 at March 31, 1995. During the first six months of fiscal 1996, the Company invested $12.0 million in flight equipment, $4.7 million in buildings, ground equipment and other assets as well as reduced long-term debt by $1.9 million and paid dividends of $1.8 million. The principal source of funds during the first six months of fiscal 1996 was $18.6 million provided by operating activities, a return of $4.3 million in deposits on aircraft and $1.2 million from sale of other assets. These factors resulted in a $3.7 million cash and cash equivalents increase.

At September 30, 1995, the Company's long-term debt to equity position was 18 percent debt and 82 percent equity compared to 20 percent debt and 80 percent equity at March 31, 1995.

SkyWest has taken delivery of two new Brasilia aircraft during the first six months of fiscal 1996 and has agreed to purchase 20 additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $150 million, including estimated cost escalations. Five more Brasilia aircraft are scheduled for delivery in fiscal 1996 and the remaining fifteen are scheduled for delivery in fiscal 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company has also agreed to acquire two Canadair Regional Jets and related spare parts inventory and support equipment at an aggregate cost of approximately $36 million, including estimated cost escalations. Both of these Canadair Regional Jets are scheduled for delivery in January 1996. Two Canadair Regional Jets were delivered during the first quarter of fiscal 1996 and have been financed under long-term lease arrangements.

Depending in large part upon the state of the aircraft financing market and general economic conditions at the time, management will determine whether to purchase these Brasilia and Canadair Regional Jet aircraft with available cash or acquire the aircraft through third-party, long-term loans or lease arrangements. The Company also has options to acquire 10 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured; five are exercisable through December 1995 and five are exercisable through July 1996.

As required by an FAA directive, all aircraft with 30 seats or more are to be equipped with traffic alert and collision avoidance systems by 1995. The Company estimates the cost to be approximately $1.4 million for the existing aircraft fleet. The Company is funding these expenditures from cash reserves and internally generated funds.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.5 percent at September 30, 1995. In addition, the Company has available $2.0 million in a reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility reduces to $1.5 million on December 1, 1995, and will be reduced by an additional $500,000 on the 1st day of December on each year thereafter until December 1, 1997, at which time the facility expires. There were no amounts outstanding on either of the facilities as of September 30, 1995.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.

Item 4:      Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 8, 1995. The shareholders elected the following Board of Directors to serve for one year:

             Name                                            Shares Voted For
             ----                                            ----------------
             Jerry C. Atkin                                       8,610,179
             Sidney J. Atkin                                      8,608,419
             J. Ralph Atkin                                       8,597,210
             Mervyn K. Cox                                        8,610,357
             W. Martin Braham                                     8,610,999
             Ian M. Cumming                                       8,209,367
             Steven F. Udvar-Hazy                                 8,609,459
             Hyrum W. Smith                                       8,510,752
             Henry J. Eyring                                      8,608,172

The shareholders ratified the adoption of SkyWest's Allshare Incentive Stock Option Plan by a vote of 6,547,159 shares for and 1,130,703 against.

The shareholders ratified the adoption of the SkyWest, Inc. 1995 Employee Stock Purchase Plan by a vote of 7,498,726 shares for and 98,877 against.

The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1996 by a vote of 8,896,187 shares for and 16,981 against.

Item 6:

a.           Exhibits   -   None

b.           Reports on Form 8-K   -   There were no reports on Form 8-K filed
             during the quarter ended September 30, 1995.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SKYWEST, INC.
                                           Registrant

November 10, 1995                          BY:   /s/ Bradford R. Rich
                                           -------------------------------------
                                           Bradford R. Rich
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer

Exhibit
  No.     Exhibit Description
-------   -------------------

  27      Financial Data Schedule