Form 10-Q
period 1995-12-31
SKYWEST INC
filed 1996-02-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

            ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the quarterly period ended December 31, 1995

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

                      Yes    X             No
                           ----                  ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at February 8, 1996
                                              -------------------------------

  Common stock, no par value                           10,253,490

                                 SKYWEST, INC.

                               TABLE OF CONTENTS

Part I - Financial Information

    Item 1.    Financial Statements:
               Condensed Consolidated Balance Sheets
                     As of December 31, 1995 and
                     March 31, 1995                                         3

               Condensed Consolidated Statements of
                     Income For the Three Months and Nine
                     Months Ended December 31, 1995 and 1994                5

               Condensed Consolidated Statements of
                     Cash Flows For the Nine Months Ended
                     December 31, 1995 and 1994                             6

               Notes to Condensed Consolidated Financial
                     Statements                                             7

    Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                             9

Part II - Other Information

    Item 6.    Exhibits and Reports on Form 8-K                            14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

======================================================================================================
                                     ASSETS
                                                                          December 31,       March 31,
                                                                              1995              1995
                                                                          ------------       ---------
CURRENT ASSETS:
   Cash and cash equivalents                                              $  36,691          $  27,416
   Available-for-sale securities                                             18,249             21,309
   Receivables, net                                                           8,729              7,004
   Inventories                                                                8,869              7,179
   Other current assets                                                       6,446              8,734
                                                                          ---------          ---------
     Total current assets                                                    78,984             71,642
                                                                          ---------          ---------
PROPERTY AND EQUIPMENT:

   Flight equipment                                                         165,453            127,004
   Buildings and ground equipment                                            34,100             28,866
   Deposits on flight equipment                                               8,008              9,265
   Rental vehicles                                                            2,498              1,849
                                                                          ---------          ---------
                                                                            210,059            166,984
   Less-accumulated depreciation and
        amortization                                                        (67,064)           (56,743)
                                                                          ---------          ---------
                                                                            142,995            110,241
                                                                          ---------          ---------
OTHER ASSETS                                                                  5,866              6,299
                                                                          ---------          ---------
                                                                          $ 227,845          $ 188,182
                                                                          =========          =========

           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

======================================================================================================
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          December 31,       March 31,
                                                                              1995              1995
                                                                          ------------       ---------
CURRENT LIABILITIES:
   Trade accounts payable                                                 $  21,508          $  13,789
   Current maturities of long-term debt                                       6,020              3,747
   Accrued payroll                                                            4,074              4,647
   Air traffic liability                                                      1,464              1,264
   Taxes other than income taxes                                              1,264              1,353
   Current portion of deferred credits                                          661                803
                                                                          ---------          ---------

        Total current liabilities                                            34,991             25,603
                                                                          ---------          ---------
LONG-TERM DEBT, net of current maturities                                    55,208             29,553
                                                                          ---------          ---------
DEFERRED CREDITS, net of current portion                                      1,352              2.308
                                                                          ---------          ---------
DEFERRED INCOME TAXES PAYABLE                                                14,557             13,034
                                                                          ---------          ---------
STOCKHOLDERS' EQUITY:

   Common stock                                                              88,037             87,658
   Retained earnings                                                         50,052             46,117
   Treasury stock                                                           (16,352)           (16,091)
                                                                          ---------          ---------
        Total stockholders' equity                                          121,737            117,684
                                                                          ---------          ---------
                                                                          $ 227,845          $ 188,182
                                                                          =========          =========

            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

=======================================================================================================
                                                          For the                         For the
                                                    Three Months Ended                Nine Months Ended
                                                        December 31,                    December 31,
                                                   ----------------------           -------------------
                                                   1995              1994           1995           1994
                                                   ----              ----           ----           ----
OPERATING REVENUES:
  Passenger                                $     49,377      $     41,190     $    150,113   $    136,467
  Freight                                         1,128               909            3,291          2,842
  Public service and other                          552               610            1,667          1,794
  Nonairline                                      7,934             8,739           33,476         34,767
                                           ------------      ------------     ------------   ------------
                                                 58,991            51,448          188,547        175,870
                                           ------------      ------------     ------------   ------------
OPERATING EXPENSES:
  Flying operations                              21,967            16,876           63,035         50,230
  Aircraft, traffic and passenger service         8,277             7,136           23,717         21,322
  Maintenance                                     8,185             6,671           22,264         18,546
  Promotion and sales                             7,032             4,757           18,843         15,578
  General and administrative                      2,431             2,459            8,346          9,245
  Depreciation and amortization                   3,861             3,142           10,930          8,525
  Nonairline                                      8,906             8,789           31,716         31,404
                                           ------------      ------------     ------------   ------------
                                                 60,659            49,830          178,851        154,850
                                           ------------      ------------     ------------   ------------
OPERATING (LOSS) INCOME                          (1,668)            1,618            9,696         21,020
                                           ------------      ------------     ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense                                 (208)             (149)          (1,208)          (676)
  Interest income                                   685               762            1,998          2,049
  Gain on sales of property and equipment            69               120              202            133
                                           ------------      ------------     ------------   ------------
                                                    546               733              992          1,506
                                           ------------      ------------     ------------   ------------
(LOSS)  INCOME BEFORE PROVISION
  FOR INCOME TAXES                               (1,122)            2,351           10,688         22,526

BENEFIT (PROVISION) FOR INCOME TAXES                440              (929)          (4,172)        (8,880)
                                           ------------      ------------     ------------   ------------
NET (LOSS) INCOME                          $       (682)     $      1,422     $      6,516   $     13,646
                                           ============      ============     ============   ============
NET (LOSS) INCOME PER COMMON SHARE         $       (.07)     $        .13     $        .63   $       1.20
                                           ============      ============     ============   ============
WEIGHTED AVERAGE SHARES                      10,324,826        11,155,719       10,322,384     11,358,500
                                           ============      ============     ============   ============

           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

===========================================================================================================
                                                                                         For the
                                                                                    Nine Months Ended
                                                                                       December 31,
                                                                              -----------------------------
                                                                                 1995                 1994
                                                                              --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $  6,516             $ 13,646
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                                 10,930                8,525
  Gain on sales of property and equipment                                         (205)                (133)
  Maintenance expense related to disposition of rotable spares                      90                  179
  Increase in deferred income taxes                                              1,523                2,166
  Amortization of deferred credits                                              (1,098)                (613)
  Nonairline depreciation and amortization                                       1,978                1,478
  Tax benefit from exercise of common stock options                               --                    182
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                          (1,725)               3,116
    Increase in inventories                                                     (1,690)                (742)
    Decrease (increase) in other current assets                                  2,288               (2,361)
    Increase in trade accounts payable                                           6,893                2,988
    Decrease in other current liabilities                                         (462)                (567)
                                                                              --------             --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       25,038               27,864
                                                                              --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of available-for-sale securities                               3,060               (9,630)
  Acquisition of property and equipment:
    Flight equipment                                                           (41,742)             (11,314)
    Deposits on flight equipment                                                (3,053)              (5,697)
    Buildings and ground equipment                                              (5,234)              (4,354)
    Rental vehicles                                                             (2,502)              (1,831)
  Proceeds from sales of property and equipment                                  3,214                1,026
  Decrease in deposits on flight equipment                                       4,310                2,135
  Increase in other assets                                                        (107)                (355)
                                                                              --------             --------
NET CASH USED IN INVESTING ACTIVITIES                                          (42,054)             (30,020)
                                                                              --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                                  30,920                 --
  Issuance of common stock                                                         379                  164
  Purchase of treasury stock                                                      (261)             (14,675)
  Payment of cash dividends                                                     (1,755)              (2,292)
  Reduction of long-term debt                                                   (2,992)              (2,919)
                                                                              --------             --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             26,291              (19,722)
                                                                              --------             --------
Increase (decrease) in cash and cash equivalents                                 9,275              (21,878)
Cash and cash equivalents at beginning of period                                27,416               56,402
                                                                              --------             --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 36,691             $ 34,524
                                                                              ========             ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest                                                                    $  1,139             $  1,372
  Income taxes                                                                   3,090                6,917


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1995 are not necessarily indicative of the results that may be expected for the year ending March 31, 1996.

Note B - Available-for-sale Securities

Available-for-sale securities are carried at the lower of aggregate cost or market value.

Note C - Income Taxes

For the nine months ended December 31, 1995 and 1994, the Company provided for income taxes based upon the estimated annualized effective tax rate after giving effect to available investment tax credits. Investment tax credits have been accounted for by the flow-through method. Effective April 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). The Company has classified the net current and noncurrent deferred tax assets and liabilities in accordance with SFAS No. 109 which at December 31, 1995 included a current deferred tax asset of approximately $1.6 million and a deferred tax liability of approximately $14.6 million.

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

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                                                    For the                         For the
                                              Three Months Ended                Nine Months Ended
                                                  December 31,                    December 31,
                                                   (in 000's)                       (in 000's)
                                          --------------------------      --------------------------
                                              1995           1994             1995            1994
                                          ----------      ----------      -----------      ---------
Operating revenues                        $    7,934      $    8,739      $    33,476      $  34,767
Operating (loss) income                         (972)            (50)           1,760          3,363
Depreciation and amortization                    713             510            1,978          1,478
Capital expenditures                           2,745           1,866            9,186          3,791

                                            As of December 31, 1995        As of December 31, 1994
                                            -----------------------        -----------------------
Identifiable assets                              $   27,323                      $  20,230
                                                 ==========                      =========

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                                                            Airline Operating Statistics
                                    -----------------------------------------------------------------------------------
                                                  For the                                    For the
                                             Three Months Ended                         Nine Months Ended
                                                 December 31,                              December 31,
                                    -------------------------------------     -----------------------------------------
                                      1995         1994        % Change           1995           1994        % Change
                                      ----         ----        --------           ----           ----        --------
Passengers carried                   579,141      504,128        14.9%         1,721,704      1,597,203         7.8%
Revenue passenger miles (000s)       152,941      117,052        30.7%           453,900        377,903        20.1%
Available seat miles (000s)          312,678      238,907        30.9%           938,176        737,162        27.3%
Passenger load factor                  48.9%        49.0%        (0.1) pts          48.4%          51.3%       (2.9) pts
Passenger breakeven load factor        49.8%        47.3%         2.5 pts           46.3%          45.1%        1.2 pts
Yield per revenue passenger mile    $   .323      $  .352        (8.2%)       $     .331     $     .361        (8.3%)
Cost per available seat mile        $   .166      $  .172        (3.5%)       $     .158     $     .168        (6.0%)
Average passenger trip (miles)           264          232        13.8%               264            237        11.4%



For the Three Months Ended December 31, 1995 and 1994
-----------------------------------------------------

For the quarter ended December 31, 1995, the Company experienced significant increases in available seat miles ("ASMs") and revenue passenger miles ("RPMs") in comparison to the quarter ended December 31, 1994. Operating revenues increased 14.7 percent to $59.0 million for the quarter ended December 31, 1995, compared to $51.4 million for the quarter ended December 31, 1994. Nonairline revenues decreased 9.2 percent to $7.9 million for the quarter ended December 31, 1995, compared to $8.7 million for the quarter ended December 31, 1994. The Company's results were a loss of $.7 million or $.07 per share for the quarter ended December 31, 1995, compared to net income of $1.4 million or $.13 per share for the quarter ended December 31, 1994.

Passenger revenues, which represented 83.7 percent of total operating revenues, increased 19.9 percent to $49.4 million for the quarter ended December 31, 1995, compared to $41.2 million or 80.1 percent of total operating revenues for the quarter ended December 31, 1994. The increase is attributable to a 30.7 percent increase in RPMs which was somewhat offset by an 8.2 percent decrease in yield per RPM. ASMs increased 30.9 percent due to the acquisition of five new cabin-class Brasilia aircraft which have replaced Metroliners as their leases terminated. Although passenger load factors were only down .1 point, passenger enplanements did not meet the Company's expectations due to the following factors: (1) the competitive disadvantage of the Metroliner aircraft and airline passenger's growing reluctance to book flights on aircraft which do not have cabin-class amenities; (2) the schedule restructuring by Delta Air Lines ("Delta") in Los Angeles which reduced daily departures by 31 percent effective May 1, 1995, thereby reducing the Company's connection opportunities; and (3) a resistance of travel agents toward booking passengers on the Delta system after Delta instigated commission caps last spring as well as commission overrides being offered by the Company's competitors.

Yield per RPM decreased 8.2 percent to $.323 for the quarter ended December 31, 1995, compared to $.352 for the quarter ended December 31, 1994, primarily due to a 13.8 percent increase in the average passenger trip length due to the regional jets averaging 480 miles and continued fare restructuring to respond to the ongoing indirect pressure from low-fare carriers on the west coast. The 8.2 percent decline in yield coupled with a lower load factor resulted in a lower airline operating revenue per ASM of $.163 for the quarter ended December 31, 1995, compared to $.179 for the quarter ended December 31, 1994.

Nonairline revenues decreased 9.2 percent to $7.9 million for the quarter ended December 31, 1995, from $8.7 million for the quarter ended December 31, 1994. The decrease in revenues reflected a 12 percent reduction in enplanements for the quarter ended December 31, 1995, compared to the quarter ended December 31, 1994, which the Company attributes to the following factors: (1) the impact of new low-fare competition; and (2) the Company's lack of success in differentiating its premium touring packages from low price transportation alternatives.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Total operating expenses and interest increased 21.8 percent to $60.9 million for the quarter ended December 31, 1995, compared to $50.0 million for the quarter ended December 31, 1994. As a percentage of consolidated operating revenues, total operating expenses and interest were 103 percent for the quarter ended December 31, 1995, compared to 97.1 percent for the quarter ended December 31, 1994. For the quarter ended December 31, 1995, total airline operating expenses and interest (excluding nonairline expenses) were 102 percent of airline revenues compared to 96.4 percent for the quarter ended December 31, 1994. Operating expenses increased at a higher percentage than operating revenues due to the following factors: (1) the increase in the price of fuel per gallon; (2) additional costs associated with the Metroliner and Brasilia transition; and (3) additional costs associated with customer reservation system fees. Although airline operating costs per ASM (including interest expenses) decreased to 16.6c. for the quarter ended December 31, 1995, from 17.2c. for the quarter ended December 31, 1994, the 3.5 percent decrease in cost per ASM is less than the 8.9 percent decrease in airline operating revenue per ASM which resulted in the net loss for the quarter ended December 31, 1995. Factors relating to the increases in operating expenses and interest are discussed below.

Salaries, wages, and employee benefits decreased as a percentage of airline operating revenues to 27.1 percent for the quarter ended December 31, 1995, from
28.3 percent for the quarter ended December 31, 1994, since incentives were not paid out. The average number of full-time equivalent employees for the quarter ended December 31, 1995 was 2,052, compared to 1,862 for the quarter ended December 31, 1994. The increase in number of personnel was due to hiring pilots, flight attendants, and customer service personnel to support increased Brasilia and regional jet operations. Salaries, wages and employee benefits per ASM decreased to 4.4c. for the quarter ended December 31, 1995, compared to 5.1c. for the quarter ended December 31, 1994, primarily due to the increased ASM's generated from regional jet operations.

Aircraft costs, including aircraft rent and depreciation, remained constant as a percentage of airline operating revenues at 20.8 percent for the quarter ended December 31, 1995 and 1994. The Company acquired additional Brasilia aircraft and regional jets, which were somewhat offset by the return of Metroliner aircraft as well as increased ASMs generated from regional jet operations. Aircraft costs per ASM decreased to 3.4c. for the quarter ended December 31, 1995, from 3.7c. for the quarter ended December 31, 1994.

Maintenance expense increased as a percentage of airline operating revenues to
12.0 percent for the quarter ended December 31, 1995, compared to 9.6 percent for the quarter ended December 31, 1994. The increase is due to additional costs associated with meeting return specifications for Metroliner aircraft due to trade-ins and expiring leases. In addition, the Company incurred expenses related to aircraft damage from weather and other causes. The Company also uses the accrual method of accounting for jet engine overhauls. Maintenance expense per ASM increased slightly to 2.0c. for the quarter ended December 31, 1995, from 1.7c. for the quarter ended December 31, 1994.

Fuel costs increased as a percentage of airline operating revenues to 12.0 percent for the quarter ended December 31, 1995, compared to 11.4 percent for the quarter ended December 31, 1994, primarily due to an increase in the average fuel price per gallon to $.86 from $.78, respectively. The 8.5c. increase per gallon includes the 4.3c. federal transportation tax on fuel which became effective October 1, 1995 and is expected to increase the Company's annual operating expenses by approximately $1.4 million if the federal exemption is not extended. Fuel costs per ASM decreased slightly to 1.9c. for the quarter ended December 31, 1995, compared to 2.0c. for the quarter ended December 31, 1994. The operation of additional Brasilia aircraft which are more fuel efficient, on a cost per ASM basis, than Metroliner aircraft, as well as from the increased ASM's generated from regional jet operations are the contributing factors for this reduction.

Interest expense increased as a percentage of airline operating revenues to .4 percent for the quarter ended December 31, 1995, from .3 percent for the quarter ended December 31, 1994. The increase was primarily due to the addition of $38.0 million of long-term debt financing of five additional Brasilia aircraft.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees, and hull and liability insurance, increased as a percentage of airline operating revenues to 29.6 percent for the quarter ended December 31, 1995, from 26.0 percent for the quarter ended December 31, 1994. The increase was due primarily to significant increases in customer reservation system booking fees and handling fees associated with the Company's relationship with Delta. Other expenses per ASM increased slightly to 4.8c. for the quarter ended December 31, 1995, compared to 4.6c. for the quarter ended December 31, 1994.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Nine Months Ended December 31, 1995 and 1994:
---------------------------------------------

For the nine months ended December 31, 1995, the Company experienced continued growth in ASMs, RPMs and passengers carried in comparison to the nine months ended December 31, 1994, which was due to additional aircraft deliveries. Operating revenues increased 7.2 percent to $188.5 million for the nine months ended December 31, 1995, compared to $175.9 million for the nine months ended December 31, 1994. Nonairline revenues decreased 3.7 percent to $33.5 million for the nine months ended December 31, 1995, compared to $34.8 million for the nine months ended December 31, 1994. Interest expense increased 78.7 percent to $1.2 million for the nine months ended December 31, 1995, from $.7 million for the nine months ended December 31, 1994, as a result of additional debt financing on Brasilia aircraft. Net income was $6.5 million or $.63 per share for the nine months ended December 31, 1995, compared to $13.6 million or $1.20 per share for the nine months ended December 31, 1994.

Passenger revenues, which represented 79.6 percent of total operating revenues, increased 10.0 percent to $150.1 million for the nine months ended December 31, 1995, compared to $136.5 million or 77.6 percent of total operating revenues for the nine months ended December 31, 1994. The increase is attributable to a 20.1 percent increase in RPM's which was somewhat offset by an 8.3 percent decrease in yield per RPM. ASMs increased 27.3 percent due to the acquisition of five cabin-class Brasilia aircraft which have replaced five Metroliner aircraft as their leases terminated. Passenger load factors decreased to 48.4 percent for the nine months ended December 31, 1995, from 51.3 percent for the nine months ended December 31, 1994, due to the following factors: (1) the competitive disadvantage of the Metroliner aircraft and airline passenger's growing reluctance to book flights on aircraft which do not have cabin-class amenities;
(2) the schedule restructuring by Delta in Los Angeles which reduced daily departures by 31 percent effective May 1, 1995, therefore reducing the Company's connection opportunities; and (3) a resistance of travel agents toward booking passengers on the Delta system after Delta instigated commission caps last spring as well as commission overrides being offered by the Company's competitors.

Yield per RPM decreased 8.3 percent to $.331 for the nine months ended December 31, 1995, compared to $.361 for the nine months ended December 31, 1994, primarily as a result of an increase in average passenger trip length due to the regional jets averaging 481 miles and continued fare restructuring to respond to ongoing indirect pressure from low-fare carriers on the west coast. The 8.3 percent decline in yield coupled with the 2.9 points decline in load factor resulted in a lower airline operating revenue per ASM.

Nonairline revenues decreased 3.7 percent for the nine months ended December 31, 1995, to $33.5 million from $34.8 million for the same nine months ended December 31, 1994. The decrease in revenues reflected a 12 percent reduction in enplanements compared to the nine months ended December 31, 1994, which the Company attributes to the following factors: (1) the impact of new low-fare competition; and (2) the Company's lack of success in differentiating its premium touring packages from low price transportation alternatives.

Total operating expenses and interest increased 15.8 percent to $180.1 million for the nine months ended December 31, 1995, compared to $155.5 million for the same nine months ended December 31, 1994. As a percentage of airline operating revenues, total airline operating expenses and interest increased to 95.7 percent for the nine months ended December 31, 1995, from 88.0 percent for the nine months ended December 31, 1994. Operating expenses increased at a higher percentage than operating revenues due to the following factors: (1) the increase in the price of fuel per gallon; (2) additional costs associated with the Metroliner and Brasilia transition; and (3) additional costs associated with the customer reservation system fees. Although airline operating costs per ASM (including interest expenses) decreased to 15.8c. for the nine months ended December 31, 1995, from 16.8c. for the nine months ended December 31, 1994, the
6.0 percent decrease in cost per ASM is less than the 13.8 percent decrease in airline operating revenue per ASM. Factors relating to the increases in operating expenses and interest are discussed below.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Salaries, wages and employee benefits decreased slightly as a percentage of airline operating revenues to 26.4 percent for the nine months ended December 31, 1995, from 26.5 percent for the nine months ended December 31, 1994, since incentives were not paid out. The average number of full-time equivalent employees increased 11.7 percent for the nine months ended December 31, 1995, to 2,041, compared to 1,828 for the same period ended December 31, 1994. The increase in personnel was due to hiring pilots, flight attendants and customer service personnel to support increased Brasilia and regional jet operations. Salaries, wages and employee benefits per ASM decreased to 4.4c. for the nine months ended December 31, 1995, compared to 5.1c. for the nine months ended December 31, 1994, primarily due to the increase in ASMs generated from increased regional jet operations.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.5 percent for the nine months ended December 31, 1995, compared to 18.4 percent for the same period ended December 31, 1994. The increase is due to higher acquisition costs for regional jets as well as additional Brasilia aircraft. Aircraft costs per ASM decreased slightly to 3.4c. for the nine months ended December 31, 1995, from 3.5c. for the nine months ended December 31, 1994, due to the increased ASMs generated from regional jet operations.

Maintenance expense increased as a percentage of airline operating revenues to
10.6 percent for the nine months ended December 31, 1995, compared to 8.6 percent for the same period ended December 31, 1994. This increase is due to increased regional jet operations, wherein the Company uses the accrual method in accounting for jet engine overhauls. The Company also incurred costs associated with return specifications for Metroliner aircraft due to trade-ins and expiring leases. In addition, the Company incurred expenses related to aircraft damage from weather and other causes. This increase was somewhat offset by the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expenses per ASM increased slightly to 1.7c. for the nine months ended December 31, 1995, from 1.6c. for the nine months ended December 31, 1994, due to the increased ASMs generated from regional jet operations.

Fuel costs increased as a percentage of airline operating revenues to 10.8 percent for the nine months ended December 31, 1995, from 9.4 percent for the same period ended December 31, 1994, primarily due to an increase in the average fuel price per gallon to $.79 from $.74 which includes the 4.3c. fuel tax which became effective October 1, 1995 and is expected to increase the Company's annual operating expenses by approximately $1.4 million if the federal exemption is not extended. Fuel costs per ASM remained constant at 1.8c. for the nine months ended December 31, 1995 and December 31, 1994.

Interest expenses increased as a percentage of airline operating revenues to .8 percent for the nine months ended December 31, 1995, from .5 percent for the nine months ended December 31, 1994. The increase was due primarily to the addition of $38.0 million of long-term debt associated with debt financing of five additional Brasilia aircraft.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees, and hull and liability insurance, increased to 26.6 percent for the nine months ended December 31, 1995, from 24.4 percent for the nine months ended December 31, 1994. The increase was primarily due to significant increases in customer reservation system booking fees and handling fees associated with the Company's relationship with Delta. Other expenses per ASM decreased slightly to 4.4c. for the nine months ended December 31, 1995, from 4.7c. for the nine months ended December 31, 1994, primarily due to the increased ASMs generated from regional jet operations.

Liquidity and Capital Resources

The Company had working capital of $44.0 million and a current ratio of 2.3:1 at December 31, 1995, compared to working capital of $46.0 million and a current ratio of 2.8:1 at March 31, 1995. During the first nine months of fiscal 1996, the Company invested $44.8 million in flight equipment, $7.7 million in buildings, ground equipment and other fixed assets. The Company also reduced long-term debt by $3.0 million, paid dividends of $1.8 million, and repurchased $.3 million of its outstanding common stock. The principal source of funds during the first nine months of fiscal 1996 was $30.9 from the issuance of long term debt, $25.0 million provided by operating activities, a return of $4.3 million in deposits on aircraft, $3.3 million from the sale of other assets, $3.0 million from the sale of available-for-sale securities, and $.4 million from the issuance of common stock. These factors resulted in a $9.3 million cash and cash equivalents increase.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

At December 31, 1995, the Company's long-term debt to equity position was 31 percent debt and 69 percent equity due to $38.0 million additional long-term debt associated with the acquisition of five Brasilia aircraft at an average net effective interest rate of 3.4 percent, compared to 20 percent debt and 80 percent equity at March 31, 1995.

SkyWest has taken delivery of five new Brasilia aircraft during the first nine months of fiscal 1996 and has agreed to purchase 17 additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $136.0 million, including estimated cost escalations. Two more Brasilia aircraft are scheduled for delivery in fiscal 1996 and the remaining fifteen are scheduled for delivery in fiscal 1997.

Two Canadair Regional Jets were delivered during the first quarter of fiscal 1996 and have been financed under long-term lease arrangements. Subsequent to December 31, 1995, the Company took delivery of two Canadair Regional Jets and related spare parts inventory and support equipment at a cost of approximately $37 million.

Depending in large part upon the state of the aircraft financing market and general economic conditions at the time, management will determine whether to purchase these Brasilia and Canadair Regional Jet aircraft with available cash or acquire the aircraft through third-party, long-term loans or lease arrangements. The Company has options to acquire ten additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have also been secured and are exercisable through 1997.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.50 percent at December 31, 1995. In addition, the Company has available $1.0 million in a reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility reduces to $.5 million on December 1, 1996, and the facility will expire on December 1, 1997. There were no amounts outstanding on either of the facilities as of December 31, 1995.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.

Item 6:

a.   Exhibits   -   None

b.   Reports on Form 8-K   -   There were no reports on Form 8-K filed during
                               the quarter ended December 31, 1995.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SKYWEST, INC.

                                       Registrant

February 8, 1996                       BY: /s/  Bradford R. Rich
                                           -------------------------------
                                           Bradford R. Rich
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer