Form 10-K
period 1996-03-31
SKYWEST INC
filed 1996-07-01
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

             (X)   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended March 31, 1996

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

         The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 20, 1996, was approximately $129,231,000.

         As of June 20, 1996, there were 10,047,208 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1996, are incorporated by reference in Part II as specified.

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 1996 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

                                  SKYWEST, INC.

                       FISCAL 1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

                                                                                              Page
                                                                                              ----

No.
- ---

Item 1.    Business..........................................................................  1
Item 2.    Properties........................................................................  5
Item 3.    Legal Proceedings.................................................................  6
Item 4.    Submission of Matters to a Vote of Security Holders...............................  6


                                     PART II

Item 5.    Market for Registrant's Common Stock and
             Related Stockholder Matters.....................................................  6
Item 6.    Selected Financial Data...........................................................  6
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................................  6
Item 8.    Financial Statements and Supplementary Data.......................................  7
Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure...............  7

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................................  7
Item 11.   Executive Compensation............................................................  7
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management...........................................................  7
Item 13.   Certain Relationships and Related Transactions....................................  7

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................................................  7

                                     PART I

ITEM 1. BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest provides passenger and air freight service and completes over 550 daily flights to 48 cities in twelve western states. Pursuant to a joint marketing and code sharing agreement with Delta Airlines, Inc. ("Delta"), Skywest operates as a Delta Connection in SkyWest's markets. Management believes that during calendar year 1995, approximately 48% of SkyWest's passengers were interline passengers connecting with flights offered by Delta. In October 1995, the Company entered into a marketing and code sharing agreement with Continental Airlines, Inc. ("Continental") which allows SkyWest to operate as a Continental Connection in markets which operate in and out of Los Angeles. Since inception, approximately one percent of SkyWest's passengers were interline passengers connecting with flights offered by Continental. With principal hubs located at the Los Angeles and Salt Lake City International Airports, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic. SkyWest currently operates a fleet of 55 turbo-prop aircraft and 10 regional jet aircraft.

Founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased from $125.3 million in fiscal 1992 to $251.7 million in fiscal 1996. Total passengers carried by SkyWest have increased from approximately 1,318,000 to approximately 2,340,000 over the same period. In fiscal 1996, the Company achieved record levels of passengers carried, record consolidated operating revenues of $251.7 million, and net income of $4.4 million or $.42 per share. Included in the fiscal 1996 net income is a pretax charge of approximately $6.2 million related to the Company's fleet restructuring and transition plan wherein Metroliner long-term operating leases are being terminated early and are being replaced with Brasilia aircraft. Absent these expenses, net income would have been approximately $8.2 million or $.80 per share.

The Company, through two wholly-owned subsidiaries, is also engaged in various other transportation related businesses. Scenic Airlines, Inc. (formerly Aviation Services West, Inc.) ("Scenic") provides air tours and general aviation services to the scenic regions of northern Arizona and southern Utah and operates 55 aircraft. National Parks Transportation, Inc. ("NPT") provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest. In fiscal 1996, Scenic and NPT together accounted for approximately 16.0% and 8.9% of the Company's consolidated operating revenues and net income, respectively. Effective June 15, 1993, the Company through its wholly-owned subsidiary, Aviation Services West, Inc. ("ASW") consummated an agreement to acquire from an entity then known as Scenic Airlines, Inc. ("Scenic Airlines") the flight tour operations of Scenic Airlines. Subsequent to the acquisition, ASW changed its name to Scenic Airlines, Inc. and has continued the flight tour operations acquired from Scenic Airlines as well as the flight tour business conducted by ASW prior to the acquisition.

JOINT MARKETING AND CODE SHARING AGREEMENTS

Since April 1987, SkyWest has operated as a Delta Connection in SkyWest's markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. On July 1, 1990, the Company and Delta entered into a revised Delta Connection Agreement (the "Delta Connection Agreement") under which the Company coordinates with Delta to facilitate interline connections at the Los Angeles and Salt Lake City International Airports. At these two airports combined, Delta presently has more passenger enplanements and flight departures than any other carrier. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. The Company's code sharing arrangement allocates to the Company a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. The Company also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement is subject to termination in various circumstances, including upon 180 days' advance notice by either party for any or no reason. Delta currently owns 15.5% of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the Common Stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all Common Stock.

Since October 1995, SkyWest has operated as a Continental Connection, in Southern California markets which utilize Los Angeles as a connecting hub, pursuant to the terms of a marketing and code sharing agreement (the "Continental Connection Agreement") with Continental. The benefits under this agreement are similar to those described under the Delta Connection Agreement.

The Continental Connection Agreement terminates October 24, 1997, however it is cancellable by either party with generally 90 days written notice for any or no reason.

ROUTES

The Company's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and Continental at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 20, 1996.

                                                                        Served
State and City                                                         Since (1)
- --------------                                                         ---------
Arizona:
     Phoenix.............................................................1979 (2)
     Yuma................................................................1979
     Tucson..............................................................1995

California:
     San Diego...........................................................1968
     Palm Springs........................................................1970
     Los Angeles.........................................................1977
     Imperial............................................................1979
     Burbank.............................................................1980
     Ontario.............................................................1981
     Santa Maria.........................................................1982
     Santa Barbara.......................................................1983
     Bakersfield.........................................................1983
     Fresno..............................................................1985
     Sacramento..........................................................1986
     San Francisco.......................................................1995
     San Jose............................................................1986
     San Luis Obispo.....................................................1986
     Orange County.......................................................1986
     Monterey............................................................1987

Colorado:
     Grand Junction......................................................1983
     Colorado Springs....................................................1995

Idaho:
     Pocatello...........................................................1980
     Idaho Falls.........................................................1982
     Twin Falls..........................................................1983
     Boise...............................................................1988
     Sun Valley..........................................................1990
     Lewiston............................................................1996

Montana:
     West Yellowstone....................................................1986 (2)
     Helena..............................................................1988
     Bozeman.............................................................1988
     Billings............................................................1988
     Butte...............................................................1988

New Mexico:
     Albuquerque.........................................................1995



                                                                        Served
State and City                                                         Since (1)
- --------------                                                         ---------



Nevada:
     Las Vegas...........................................................1974
     Elko................................................................1982
     Reno................................................................1982

Oregon:
     Eugene..............................................................1995
     Portland............................................................1995

South Dakota:
     Rapid City..........................................................1994

Utah:
     Cedar City..........................................................1972
     Salt Lake City......................................................1972
     St. George..........................................................1972
     Vernal..............................................................1982

Washington:
     Pasco...............................................................1996

Wyoming:
     Jackson Hole........................................................1986
     Casper..............................................................1994
     Cody................................................................1995
     Gillette............................................................1995


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

RECENT COMMON STOCK TRANSACTIONS

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

On November 23, 1994, the Company's Board of Directors approved the purchase of up to 1,150,000 shares of the Company's outstanding common stock. The total shares were purchased during the year ended March 31, 1995 at an average price of $13.98. On February 7, 1995, the Company's Board of Directors approved the purchase of up to 500,000 shares of the Company's outstanding common stock. On February 6, 1996, the Company's Board of Directors approved the purchase of up to an additional 500,000 shares of the Company's outstanding stock. During the year ended March 31, 1996, 324,600 shares were purchased at an average price of $12.92.

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

COMPETITION

The airline industry is highly competitive. The Company not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from major airlines on certain routes. SkyWest is the dominant regional airline operating out of the Salt Lake City International Airport. Competition in the southern California markets, which are serviced by SkyWest from its hub in Los Angeles, is particularly intense, with a large number of carriers in these markets. In its markets served from the Los Angeles International Airport, SkyWest's principal competitors include Mesa Airlines, Inc. (operating as "Mesa Airlines" and "United Express"), Wings West, Inc. (operating as "American Eagle"), and Trans States, Inc. (operating as "USAir Express" and "Trans World Express"). The Company also faces indirect low-fare competition from carriers such as Southwest Airlines and Shuttle by United.

The Company believes that the principal competitive factors affecting decisions by travelers in SkyWest's markets are the frequency, convenience and reliability of flights and, to a lesser extent, the level of fares.

EMPLOYEES

As of June 20, 1996, the Company employed 2,169 full-time equivalent employees consisting of 793 pilots and flight attendants, 246 maintenance personnel, 872 customer service personnel, 60 reservation and marketing personnel, and 198 employees engaged in accounting, administration and other functions. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

As of June 20, 1996, SkyWest owned or leased the following types of aircraft:


                                          NUMBER OF                         SCHEDULED      AVERAGE
                                           AIRCRAFT                           FLIGHT       CRUISING        AVERAGE
                                          ---------            PASSENGER      RANGE         SPEED            AGE
TYPE OF AIRCRAFT                       OWNED      LEASED        CAPACITY     (MILES)        (MPH)          (YEARS)
- ----------------                       -----      ------       ----------   -----------   ---------       --------

Brasilia.........................      16           22            30           450           300              3.9
Metroliner.......................       -           17            19           300           275              9.3
Canadair Regional Jet............       -           10            50           600           530              1.6


SkyWest's aircraft are primarily turbo-prop, pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Although the Metroliner aircraft has been a principal factor in the Company's historical growth, it does not provide the operating efficiencies and customer acceptance offered by the Brasilia aircraft. Management has effected a plan to eliminate these Metroliner aircraft by the end of fiscal 1997. As a result, the Company's turboprop fleet will consist entirely of Brasilia aircraft. Passenger comfort features of the Brasilia aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet. The Company operates ten of these aircraft on stage lengths up to 600 miles. During fiscal 1996, the Company acquired seven Brasilia aircraft and terminated eight Metroliner long-term operating leases. Subsequent to March 31, 1996, the Company acquired three Brasilia aircraft and terminated one Metroliner long-term operating lease. As part of the effort to upgrade its fleet of aircraft, the Company has agreed to acquire 12 Brasilia aircraft and related parts inventory and support equipment at an aggregate cost of approximately $96.0 million, including cost escalation provisions as of June 20, 1995. The Company is scheduled to take delivery of these aircraft during the remainder of fiscal 1997.

The Company has also secured options to purchase an additional 10 Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules). These options are exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured which are exercisable at any time with no expiration. Any decision to acquire additional aircraft will depend upon the Company's future operations, competitive forces, financial resources and other factors.

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

The Company leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with Company personnel. Delta provides ticket handling and/or ground support services for the Company in 12 of the 48 airports it serves.

The Company owns a new terminal and hangar facility in Page, Arizona consisting of 11,500 square feet of office and terminal space and 22,000 square feet of maintenance hangar space. The Company also owns a new terminal and hangar facility in Las Vegas, Nevada consisting of 39,500 square feet of office and terminal space and 28,500 square feet of maintenance hangar space.

The Company's corporate headquarters are located in a 63,000 square foot building in St. George, Utah. Management deems the Company's facilities as being suitable and necessary to support exisiting operations and facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incident to its business. In the opinion of management, none of such proceedings are expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 20, 1996, there were approximately 1,085 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.

                                                      Fiscal 1996                   Fiscal 1995
                                                      -----------                   -----------

             Quarter                              High           Low            High            Low
             -------                              ----          -----           ----           ----
             First                              $23.50         $14.13         $40.25          $20.50
             Second                              25.38          17.00          29.75           22.00
             Third                               19.75          12.88          22.50           12.50
             Fourth                              14.75          12.38          15.75           11.38


The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah.

In fiscal 1996, the Board of Directors declared an annual dividend of $.08 per share and a special dividend of $.17 per share. In fiscal 1995, the Board of Directors declared an annual dividend of $.08 per share and a special dividend of $.20 per share.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required by this item is incorporated herein by reference to pages 10 through 14 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 15 through 27 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1996, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated by reference.

ITEM 9.     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

All items in Part III are incorporated by reference to the Company's Proxy Statement for its 1996 annual stockholders meeting to be held August 13, 1996, to be filed with the Commission.

                                                                              Headings in
                                                                            Proxy Statement
                                                                            ---------------

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.           "Certain Relationships and
                                                                       Related Transactions"


                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)    Documents Filed:

            1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 1996, are incorporated herein by reference in Item 8 of the Form 10-K.

                 -   Report of independent public accountants

                 -   Consolidated balance sheets as of March 31, 1996 and 1995

                 - Consolidated statements of income for the years ended March 31, 1996, 1995 and 1994

                 - Consolidated statements of stockholders' equity for the years ended March 31, 1996, 1995 and 1994

                 - Consolidated statements of cash flows for the years ended March 31, 1996, 1995 and 1994

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

         (b) Reports on Form 8-K.

             The Company did not file a report on Form 8-K during the quarter ended March 31, 1996.

         (c) Exhibits.

                                                                                      Incorporated by       Filed
 Number                              Exhibit                                              Reference         Herewith
 ------                              -------                                              ---------         --------

  3.1        Restated Articles of Incorporation.............................................  (1)

  3.2        Amended By-Laws................................................................  (6)


  4.1        Articles IV and VI of Restated Articles of
             Incorporation describing the Common Shares
             and shareholders rights (included in
             Exhibit 3.1)...................................................................  (1)

  4.2        Article II of the Amended By-Laws defining the
             rights of Common Shareholders (included in
             Exhibit 3.2)...................................................................  (6)

 10.1        SkyWest, Inc. Amended and Combined Incentive and
             Non-Statutory Stock Option Plan................................................  (6)

 10.2        Delta Connection agreement dated January 13, 1987
             between Delta Air Lines, Inc. and SkyWest
             Airlines, Inc..................................................................  (2)

 10.3        Stock Option agreement dated January 28,
             1987 between Delta Air Lines, Inc. and
             SkyWest, Inc...................................................................  (2)

 10.4        Purchase Agreement No. 382 COI/85 dated
             December 27, 1985 between EMBRAER-Empresa
             Brasileira de Aeronautica S.A. and
             SkyWest Airlines, Inc., as amended by a
             Letter Supplement dated December 30,
             1985 and an Amendment dated January 30, 1986...................................  (1)

                                                                                        Incorporated by       Filed
Number                      Exhibit                                                        Reference         Herewith
- ------                      -------                                                        ---------         --------
 10.5        Aircraft Lease dated December 29,
             1986 between EFA Leasing Company and
             SkyWest Airlines, Inc. (N2698C)................................................   (3)

 10.6        Aircraft Lease dated December 29, 1986
             between EFA Leasing Company and SkyWest
             Airlines, Inc. (N26974)........................................................   (3)

 10.7        Aircraft Lease dated December 29, 1986
             between EFA Leasing Company and SkyWest
             Airlines, Inc. (N2699Y)........................................................   (3)

 10.10       Aircraft Lease dated October 31, 1988
             between CIT Group/Capital Financing, Inc.
             and SkyWest Airlines, Inc. (N2720B,
             N27220, N2724S)................................................................   (4)

 10.11       Aircraft Lease dated December 12, 1988
             between Heleasco Fourteen, Inc. and
             SkyWest Airlines, Inc. (N27240, N2726N,
             N2725D)........................................................................   (4)

 10.12       Aircraft Lease dated April 10, 1989 between
             Wilmington Trust Company, and SkyWest
             Airlines, Inc. (N27297, N27278, N2730P)........................................   (5)

 10.13       Lease Agreement dated December 1,1989 between
             Salt Lake City Corporation and SkyWest Airlines,
             Inc............................................................................   (7)

 10.14       Purchase Agreement No. DSP/AJV-30B/93 dated
             March 30, 1993, between EMBRAER-Empresa
             Brasileira de Aeronautica S.A. and
             SkyWest Airlines, Inc., as amended by a
             Letter of Supplement dated May 17, 1993........................................   (8)

 10.15       Purchase Agreement dated July 23,1993 between
             Bombardier Regional Aircraft Division and
             SkyWest Airlines, Inc..........................................................   (9)

 10.16       Purchase agreement No. DSP/AJV-042/95 dated
             June 9, 1995 between Embraer-Empresa
             Brasileira de Aeronautica S.A. and
             SkyWest Airlines, Inc.........................................................   (10)

 10.17       SkyWest, Inc. 1995 Employee
             Stock Purchase Plan...........................................................   (10)

 10.18       Marketing and Code Sharing Agreement dated
             October 24, 1996 between Continental Airlines,
             Inc. and SkyWest Airlines, Inc................................................                         X

                                                                                         Incorporated by       Filed
Number                              Exhibit                                                 Reference        Herewith
- ------                              -------                                                 ---------        --------

11.0         Computation of earnings per share.................................................                 X

13.1         Certain portions of the Annual Report to Shareholders
             for the year ended March 31, 1996, are incorporated
             by reference into this report on Form 10-K........................................                 X

22.1         Subsidiaries of the Registrant...................................................  (1)

24.1         Consent of independent public accountants.........................................                 X



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

(8) Incorporated by reference to Registration Statement on Form S-2, File No. 33-61958.

(9) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1994.

(10) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.

(d)          Financial Statement Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE

To SkyWest, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 24, 1996. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Salt Lake City, Utah
May 24, 1996

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1996, 1995 AND 1994

                                            Additions
                                Balance at  Charged To                   Balance
                                Beginning   Costs and                    at End
       Description               of Year    Expenses     Deductions      of Year
       -----------               -------    --------     -----------     -------

Year Ended March 31, 1996:
   Allowance for obsolescence   $ 180,000   $       -    $       -    $ 180,000
   Allowance for doubtful
     accounts receivable          215,262     150,150     (144,067)     221,345
                                ---------   ---------    ---------    ---------

                                $ 395,262   $ 150,150    $(144,067)   $ 401,345
                                =========   =========    =========    =========

Year Ended March 31, 1995:
   Allowance for obsolescence   $ 180,000   $       -    $       -    $ 180,000
   Allowance for doubtful
     accounts receivable          143,926      72,246         (910)     215,262
                                ---------   ---------    ---------    ---------
                                $ 323,926   $  72,246    $    (910)   $ 395,262
                                =========   =========    =========    =========

Year Ended March 31, 1994:
   Allowance for obsolescence   $ 180,000   $       -    $       -    $ 180,000
   Allowance for doubtful
     accounts receivable          142,830      32,572      (31,476)     143,926
                                ---------   ---------    ---------    ---------

                                $ 322,830   $  32,572    $ (31,476)   $ 323,926
                                =========   =========    =========    =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SKYWEST, INC.

                                By    /s/ Jerry C. Atkin
                                      --------------------
                                Jerry C. Atkin
                                Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Names                                      Capacities                                Date
             -----                                      ----------                                ----

 /s/ Jerry C. Atkin                    Chairman of the Board, President and                   June 24, 1996
- -----------------------------                Chief Executive Officer
Jerry C. Atkin

 /s/ Sidney J. Atkin                       Vice Chairman of the Board                         June 24, 1996
- -----------------------------                     and Director
Sidney J. Atkin

 /s/ Bradford R. Rich                  Executive Vice President - Finance                     June 24, 1996
- -----------------------------          Chief Financial Officer and Treasurer
Bradford R. Rich                            (principal financial and
                                                accounting officer)

 /s/ J. Ralph Atkin                                 Director                                  June 24, 1996
- -----------------------------
J. Ralph Atkin

 /s/ Mervin J. Cox                                  Director                                  June 24, 1996
- -----------------------------
Mervyn K. Cox

 /s/ Ian M. Cumming                                 Director                                  June 24, 1996
- -----------------------------
Ian M. Cumming

                                                    Director
- -----------------------------
Steven F. Udvar-Hazy

                                                    Director
- -----------------------------
W. Martin Braham

                                                    Director
- -----------------------------
Henry J. Eyring

                                                    Director
- -----------------------------
Hyrum W. Smith