Form 10-Q
period 1996-06-30
SKYWEST INC
filed 1996-08-13
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

             ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 1996

                                       OR

             (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

                            Yes    X    No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at August 8, 1996
                  -----                      -----------------------------
     Common stock, no par value                      10,047,208

                                  SKYWEST, INC.

                                TABLE OF CONTENTS

Part I - Financial Information



    Item 1.           Financial Statements:

                Condensed Consolidated Balance Sheets
                      As of June 30, 1996 and
                      March 31, 1996                                           3

                Condensed Consolidated Statements of
                      Income For the Three Months
                      Ended June 30, 1996 and 1995                             5

                Condensed Consolidated Statements of
                      Cash Flows For the Three Months Ended
                      June 30, 1996 and 1995                                   6

                Notes to Condensed Consolidated Financial
                      Statements                                               7

    Item 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                               8

Part II - Other Information

    Item 6.           Exhibits and Reports on Form 8-K                        11

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

- --------------------------------------------------------------------------------

                                     ASSETS

                                                        June 30,           March 31,
                                                          1996               1996
                                                      ---------           ----------

CURRENT ASSETS:
     Cash and cash equivalents                        $  31,647           $  24,529
     Available-for-sale securities                       17,967              19,097
     Receivables, net                                    13,103              12,893
     Inventories                                          9,209               8,923
     Other current assets                                13,181              11,020
                                                      ---------           ---------

         Total current assets                            85,107              76,462
                                                      ---------           ---------

PROPERTY AND EQUIPMENT:
     Aircraft and rotable spares                        174,107             171,840
     Buildings and ground equipment                      40,192              39,092
     Deposits on aircraft and rotable spares              3,603               3,603
     Rental vehicles                                      2,761               2,237
                                                      ---------           ---------
                                                        220,663             216,772
     Less-accumulated depreciation and
         amortization                                   (76,192)            (71,701)
                                                      ---------           ---------

                                                        144,471             145,071
                                                      ---------           ---------

OTHER ASSETS                                              5,839               6,017
                                                      ---------           ---------

                                                      $ 235,417           $ 227,550
                                                      =========           =========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

- --------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   June 30,           March 31,
                                                     1996               1996
                                                  ---------          ----------
CURRENT LIABILITIES:
   Current maturities of long-term debt          $   6,323           $   6,236
   Current portion of deferred credits                 807               1,614
   Trade accounts payable                           28,044              23,740
   Accrued salaries, wages and benefits              4,867               5,451
   Taxes other than income taxes                     2,289               1,330
   Air traffic liability                             1,386               1,485
   Income taxes payable                              1,854                  --
   Fleet restructuring accrual                       2,822               3,788
                                                 ---------           ---------

        Total current liabilities                   48,392              43,644
                                                 ---------           ---------

LONG-TERM DEBT, less current maturities             51,968              53,736
                                                 ---------           ---------

DEFERRED INCOME TAXES PAYABLE                       15,226              14,370
                                                 ---------           ---------


STOCKHOLDERS' EQUITY:
   Common stock                                     88,183              88,183
   Retained earnings                                51,933              47,902
   Treasury stock                                  (20,285)            (20,285)
                                                 ---------           ---------

        Total stockholders' equity                 119,831             115,800
                                                 ---------           ---------

                                                 $ 235,417           $ 227,550
                                                 =========           =========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

- --------------------------------------------------------------------------------




                                                                    For The
                                                               Three Months Ended
                                                                    June 30,
                                                      -----------------------------------
                                                           1996                  1995
                                                      ------------           ------------

OPERATING REVENUES:
     Passenger                                        $     59,661           $     47,402
     Freight                                                 1,010                  1,045
     Public service and other                                  310                    553
     Nonairline                                             11,144                 11,381
                                                      ------------           ------------

                                                            72,125                 60,381
                                                      ------------           ------------

OPERATING EXPENSES:
     Flying operations                                      23,185                 19,107
     Aircraft, traffic and passenger service                 8,591                  7,202
     Maintenance                                             7,742                  7,054
     Promotion and sales                                     7,323                  5,549
     General and administrative                              3,439                  2,759
     Depreciation and amortization                           4,379                  3,449
     Nonairline                                              9,788                 10,462
                                                      ------------           ------------

                                                            64,447                 55,582
                                                      ------------           ------------


OPERATING INCOME                                             7,678                  4,799
                                                      ------------           ------------

OTHER INCOME AND (EXPENSE):
     Interest expense                                         (530)                  (476)
     Interest income                                           501                    669
     Gain on sales of property and equipment                   203                     75
                                                      ------------           ------------

                                                               174                    268
                                                      ------------           ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                     7,852                  5,067

PROVISION FOR INCOME TAXES                                  (3,018)                (1,978)
                                                      ------------           ------------

NET INCOME                                            $      4,834           $      3,089
                                                      ============           ============

NET INCOME PER COMMON SHARE                           $        .48           $        .30
                                                      ============           ============

WEIGHTED AVERAGE SHARES OUTSTANDING                     10,047,208             10,318,978
                                                      ============           ============



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

- --------------------------------------------------------------------------------


                                                                                  For the
                                                                             Three Months Ended
                                                                                  June 30,
                                                                          ---------------------------
                                                                            1996               1995
                                                                          --------            -------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  4,834           $  3,089
Adjustments to reconcile net income to net cash
    provided by operating activities:

    Depreciation and amortization                                            4,379              3,449
    Gain on sales of property and equipment                                   (203)               (75)
    Maintenance expense related to disposition of rotable spares                43                 97
    Increase in deferred income taxes                                          856                957
    Amortization of deferred credits                                          (807)              (204)
    Nonairline depreciation and amortization                                   788                578
    Changes in operating assets and liabilities:
       Increase in receivables, net                                           (210)            (3,095)
       Increase in inventories                                                (286)               (19)
       (Increase) decrease in other current assets                          (2,161)               350
       Increase in trade accounts payable                                    4,304              1,121
       Decrease in fleet restructuring accrual                                (966)                --
       Increase in other current liabilities                                 2,130              1,197
                                                                          --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   12,701              7,445
                                                                          --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities                                   --               (165)
    Proceeds from sale of available-for-sale securities                      1,130                 --
    Acquisition of property and equipment:
       Aircraft and rotable spares                                          (2,602)            (6,570)
       Buildings and ground equipment                                       (1,307)            (1,690)
       Deposits on aircraft and rotable spares                                  --             (1,100)
       Rental vehicles                                                      (1,019)              (845)
    Proceeds from sales of property and equipment                              699                408
    Decrease in deposits on aircraft and rotable spares                         --              4,310
                                                                          --------           --------

NET CASH USED IN INVESTING ACTIVITIES                                       (3,099)            (5,652)
                                                                          --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                    --                 40
    Payment of cash dividends                                                 (803)                --
    Reduction of long-term debt                                             (1,681)            (1,071)
                                                                          --------           --------

NET CASH USED IN FINANCING ACTIVITIES                                       (2,484)            (1,031)
                                                                          --------           --------

Increase in cash and cash equivalents                                        7,118                762
Cash and cash equivalents at beginning of period                            24,529             27,416
                                                                          --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 31,647           $ 28,178
                                                                          ========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
       Interest                                                           $    464           $    524
       Income taxes                                                            366                 --

            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.

Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.

Note C - Income Taxes

For the three months ended June 30, 1996 and 1995, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has classified the net current and noncurrent deferred tax assets and liabilities which at June 30, 1996 included a current deferred tax asset of approximately $2.9 million and a deferred tax liability of approximately $15.2 million.

Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the period. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                              Operating Statistics

                                                    For the
                                               Three Months Ended
                                                     June 30,
                                        ---------------------------------

                                          1996         1995      % change
                                        --------    --------     --------
Passengers carried                       663,705     534,560      24.2%
Revenue passenger miles (000s)           179,647     135,088      33.0%
Available seat miles (000s)              344,454     291,814      18.0%
Passenger load factor                      52.2%       46.3%      5.9 pts
Passenger breakeven load factor            47.2%       43.1%      4.1 pts
Yield per revenue passenger mile        $   .332    $   .351      (5.4%)
Cost per available seat mile            $   .160    $   .156       2.6%
Average passenger trip (miles)               271         253       7.1%




For the Three Months Ended June 30, 1996 and 1995:

For the quarter ended June 30, 1996, the Company experienced record levels for passenger enplanements, operating revenues and net income per share. In addition, revenue passenger miles ("RPMs") increased 33 percent while available seat miles ("ASMs") increased 18 percent due to additional aircraft deliveries related to its equipment transition program. Operating revenues increased to $72.1 million for the quarter ended June 30, 1996, compared to $60.4 million for the quarter ended June 30, 1995. Nonairline revenues were relatively constant at $11.1 million for the quarter ended June 30, 1996, compared to $11.4 million for the quarter ended June 30, 1995. Net income was $4.8 million or $.48 per share for the quarter ended June 30, 1996, compared to $3.1 million or $.30 per share for the quarter ended June 30, 1995.

Passenger revenues, which represented 82.7 percent of total operating revenues, increased 25.9 percent to $59.7 million for the quarter ended June 30, 1996, compared to $47.4 million or 78.5 percent of total operating revenues for the quarter ended June 30, 1995. The increase is attributable to a 33.0 percent increase in RPMs which was offset by a 5.4 percent decrease in yield per RPM. The increase in RPMs is due to the addition of two regional jets which are serving new SkyWest destinations such as San Francisco, California, Pasco, Washington and Colorado Springs, Colorado. The Company has also upgraded service, with regional jets, for previously served destinations in California such as Ontario, Palm Springs, Orange County as well as Tucson, Arizona. In addition, the Company has acquired nine new cabin-class Brasilia aircraft which are being used to replace Metro aircraft as their leases terminate. The RPMs have also increased as a result of higher passenger acceptance of the new Brasilia aircraft and due to better equipment dispatch reliability for these aircraft. Yield per RPM decreased 5.4 percent to $.332 for the quarter ended June 30, 1996, compared to $.351 for the quarter ended June 30, 1995, primarily due to a 7.1 percent increase in the average passenger trip length resulting from increased utilization of the Canadair Regional Jet where the average trip length is 460 miles. Although yield per RPM decreased 5.4 percent, revenue per ASM increased 6.8 percent to 17.3c for the quarter ended June 30, 1996, compared to 16.2c for the quarter ended June 30, 1995.

As a result of a general traffic increase system wide and due to the Company's transition program whereby Metroliner aircraft are being replaced by cabin-class aircraft, load factor increased 5.9 points to 52.2 percent for the quarter ended June 30, 1996, compared to 46.3 percent for the quarter ended June 30, 1995. In addition, the increased passenger enplanements resulted in a positive spread between actual and breakeven load factor of 5.0 points for the quarer ended June 30, 1996, compared to 3.2 points for the quarter ended June 30, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Total operating expenses and interest increased 15.9 percent to $65.0 million for the quarter ended June 30, 1996, compared to $56.1 million for the quarter ended June 30, 1995. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 90.1 percent for the quarter ended June 30, 1996, from 92.8 percent for the comparable quarter ended June 30, 1995. For the quarter ended June 30, 1996, total airline operating expenses and interest (excluding nonairline expenses) were 90.5 percent of airline operating revenues compared to 93.0 percent for the comparable quarter ended June 30, 1995. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily, as a result of increased fuel and passenger handling expenses, airline operating costs per ASM (including interest expense) increased to 16.0(cent) for the quarter ended June 30, 1996 from 15.6(cent) for the comparable quarter ended June 30, 1995. Factors relating to the change in operating expenses and interest are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 24.3 percent for the quarter ended June 30, 1996, from
26.1 percent for the quarter ended June 30, 1995. The average number of full-time equivalent employees for the quarter ended June 30, 1996 was 2,128, compared to 2,013 for the quarter ended June 30, 1995. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages and employee benefits per ASM decreased to 4.3(cent) for the quarter ended June 30, 1996, compared to 4.4(cent) for the quarter ended June 30, 1995, primarily due to the ASMs generated by aircraft which are more efficient on a unit cost basis.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.8 percent for the quarter ended June 30, 1996 from 20.9 percent for the quarter ended June 30, 1995. Aircraft costs per ASM decreased slightly to 3.3(cent) for the quarter ended June 30, 1996, compared to 3.5(cent) for the quarter ended June 30, 1995. The decrease is due primarily to the ASMs generated by aircraft which are more efficient on a unit cost basis.

Maintenance expense decreased as a percentage of airline operating revenues to
9.4 percent for the quarter ended June 30, 1996, compared to 10.6 percent for the quarter ended June 30, 1995. This decrease was the result of the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased slightly to 1.7(cent) for the quarter ended June 30, 1996, from 1.8(cent) for the quarter ended June 30, 1995.

Fuel costs increased as a percentage of airline operating revenues to 11.2 percent for the quarter ended June 30, 1996, from 9.5 percent for the quarter ended June 30, 1995, primarily due to an increase in the average fuel price per gallon to $.88 from $.73. Included in the increased fuel price per gallon is a charge of 4.3(cent) per gallon for federal excise tax. As a result of this increase in tax, the Company's management estimates an additional annual operating cost of approximately $1.3 million for fuel expenses. Fuel costs per ASM increased to 2.0(cent) for the quarter ended June 30, 1996 compared to 1.6(cent) for the quarter ended June 30, 1995, as a result of these increased charges.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 25.8 percent for the quarter ended June 30, 1996, from 25.1 percent for the quarter ended June 30, 1995. The increase is due primarily to significant rate increases in customer reservation system boarding fees and related passenger handling charges.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Nonairline expenses decreased 6.4 percent to $9.8 million for the quarter ended June 30, 1996, compared to $10.5 million for the quarter ended June 30, 1995, due to a decreased volume of activity. Additionally, the average number of full-time equivalent employees was 309 for the quarter ended June 30, 1996, compared to 303 at June 30, 1995.

Liquidity and Capital Resources

The Company had working capital of $36.7 million and a current ratio of 1.8:1 at June 30, 1996, compared to working capital of $32.8 million and a current ratio of 1.8:1 at March 31, 1996. During the first quarter of fiscal 1997, the Company invested $2.6 million in flight equipment, $2.3 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $1.7 million and paid cash dividends of $.8 million. The principal sources of cash during the first quarter of fiscal 1997 were $12.7 million provided by operating activities and $1.8 million from the sale of securities and property and equipment. These factors resulted in a $7.1 million cash and cash equivalents increase.

At June 30, 1996, the Company's long-term debt to equity position was 30 percent debt and 70 percent equity compared to 32 percent debt and 68 percent equity at March 31, 1996.

SkyWest took delivery of three new Brasilia aircraft during the first quarter of fiscal 1997 and has agreed to purchase 12 additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $96 million, including estimated cost escalations. These aircraft are scheduled for delivery during the remainder of fiscal 1997.

Depending in large part upon the state of the aircraft financing market and general economic conditions at the time, management will determine whether to purchase aircraft with available cash or acquire the aircraft through third-party long-term loans or lease arrangements. The Company also has options to acquire 10 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been obtained and are exercisable at any time with no expiration.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.0 percent at June 30, 1996. In addition, the Company has available $1.0 million in an unused reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility reduces to $.5 million on December 1, 1996, and will expire December 1, 1997. There were no amounts outstanding on either of the facilities as of June 30, 1996.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.

Item 6: Exhibits and Reports on Form 8-K

a.    Exhibits - Financial Data Schedule Exhibit 27.

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1996.






                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SKYWEST, INC.

August 8, 1996                     BY: /s/ Bradford R. Rich
                                      ---------------------
                                       Bradford R. Rich
                                       Executive Vice President - Finance,
                                       Chief Financial Officer and Treasurer