Form 10-Q
period 1996-09-30
SKYWEST INC
filed 1996-11-13
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


            [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from  _________ to ________

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


                                Yes  X    No
                                    ---  ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at November 11, 1996
              -----                         --------------------------------
   Common stock, no par value                          10,095,650

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets
                     As of September 30, 1996 and
                     March 31, 1996                                          3

               Condensed Consolidated Statements of
                     Income For the Three Months and Six
                     Months Ended September 30, 1996 and 1995                5

               Condensed Consolidated Statements of
                     Cash Flows For the Six Months Ended
                     September 30, 1996 and 1995                             6

               Notes to Condensed Consolidated Financial
                     Statements                                              7

    Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                              8


Part II - Other Information


    Item 4.    Submission of Matters to a Vote of Security                  12
                     Holders

    Item 6.    Exhibits and Reports on Form 8-K                             12

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                     ASSETS

                                            September 30,      March 31,
                                               1996              1996
                                            -------------      ---------
CURRENT ASSETS:
    Cash and cash equivalents                $  40,866         $  24,529
    Available-for-sale securities              16,016            19,097
    Receivables, net                            10,785            12,893
    Inventories                                  9,439             8,923
    Other current assets                        10,980            11,020
                                             ---------         ---------
    Total current assets                        88,086            76,462
                                             ---------         ---------

PROPERTY AND EQUIPMENT:
    Flight equipment                           176,805           171,840
    Buildings and ground equipment              41,609            39,092
    Deposits on flight equipment                 3,603             3,603
    Rental vehicles                              3,738             2,237
                                             ---------         ---------
                                               225,755           216,772
    Less-accumulated depreciation and
        amortization                           (81,368)          (71,701)
                                             ---------         ---------

                                               144,387           145,071
                                             ---------         ---------

OTHER ASSETS                                     5,717             6,017
                                             ---------         ---------

                                             $ 238,190         $ 227,550
                                             =========         =========


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                September 30,      March 31,
                                                    1996             1996
                                                -------------      ---------
CURRENT LIABILITIES:
    Current maturities of long-term debt         $   6,212         $   6,236
    Current portion of deferred credits                282             1,614
    Trade accounts payable                          28,969            23,740
    Accrued payroll                                  6,277             5,451
    Taxes other than income taxes                    2,371             1,330
    Air traffic liability                            1,370             1,485
    Fleet restructuring accrual                      1,345             3,788
                                                 ---------         ---------

Total current liabilities                           46,826            43,644
                                                 ---------         ---------

LONG-TERM DEBT, net of current maturities           50,661            53,736
                                                 ---------         ---------

DEFERRED INCOME TAXES PAYABLE                       15,921            14,370
                                                 ---------         ---------


STOCKHOLDERS' EQUITY:
    Common stock                                    88,649            88,183
    Retained earnings                               56,418            47,902
    Treasury stock                                 (20,285)          (20,285)
                                                 ---------         ---------

    Total stockholders' equity                     124,782           115,800
                                                 ---------         ---------

                                                 $ 238,190         $ 227,550
                                                 =========         =========


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)
--------------------------------------------------------------------------------



                                                               For the                                   For the
                                                          Three Months Ended                         Six Months Ended
                                                             September 30,                             September 30,
                                                   ---------------------------------         ---------------------------------
                                                       1996                 1995                 1996                 1995
                                                   ------------         ------------         ------------         ------------
OPERATING REVENUES:
    Passenger                                      $     62,423         $     53,334         $    122,084         $    100,736
    Freight                                               1,060                1,118                2,070                2,163
    Public service and other                                362                  562                  672                1,115
    Nonairline                                           13,885               14,161               25,029               25,542
                                                   ------------         ------------         ------------         ------------

                                                         77,730               69,175              149,855              129,556
                                                   ------------         ------------         ------------         ------------

OPERATING EXPENSES:
    Flying operations                                    25,764               21,961               48,949               41,068
    Aircraft, traffic and passenger service               9,080                8,238               17,671               15,440
    Maintenance                                           7,048                7,025               14,790               14,079
    Promotion and sales                                   7,713                6,262               15,036               11,811
    General and administrative                            3,306                3,156                6,745                5,915
    Depreciation and amortization                         4,523                3,620                8,902                7,069
    Nonairline                                           12,297               12,348               22,085               22,810
                                                   ------------         ------------         ------------         ------------

                                                         69,731               62,610              134,178              118,192
                                                   ------------         ------------         ------------         ------------

OPERATING INCOME                                          7,999                6,565               15,677               11,364
                                                   ------------         ------------         ------------         ------------
OTHER INCOME (EXPENSE):
    Interest expense                                       (666)                (524)              (1,196)              (1,000)
    Interest income                                         738                  644                1,239                1,313
    Gain on sales of property and equipment                  38                   58                  241                  133
                                                   ------------         ------------         ------------         ------------

                                                            110                  178                  284                  446
                                                   ------------         ------------         ------------         ------------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                        8,109                6,743               15,961               11,810

PROVISION FOR INCOME TAXES                               (3,119)              (2,634)              (6,137)              (4,612)
                                                   ------------         ------------         ------------         ------------

NET INCOME                                         $      4,990         $      4,109         $      9,824         $      7,198
                                                   ============         ============         ============         ============

NET INCOME PER COMMON SHARE                        $        .50         $        .40         $        .98         $        .70
                                                   ============         ============         ============         ============

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                        10,076,041           10,323,311           10,061,703           10,321,156
                                                   ============         ============         ============         ============


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                  For the
                                                                             Six Months Ended
                                                                               September 30,
                                                                        -------------------------
                                                                          1996             1995
                                                                          ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  9,824         $  7,198
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          8,902            7,069
    Gain on sales of property and equipment                                 (241)            (136)
    Maintenance expense related to disposition of rotable spares              59              113
    Increase in deferred income taxes                                      1,551            1,787
    Amortization of deferred credits                                      (1,332)            (409)
    Nonairline depreciation and amortization                               1,703            1,265
    Tax benefit from exercise of common stock options                         56               --
    Changes in operating assets and liabilities:
       Decrease (increase) in receivables, net                             2,108           (4,121)
       Increase in inventories                                              (516)          (1,153)
       Decrease in other current assets                                       40              880
       Increase in trade accounts payable                                  2,281            4,215
       Increase in other current liabilities                               1,752            1,874
                                                                        --------         --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 26,187           18,582
                                                                        --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale securities                                  3,081               55
    Acquisition of property and equipment:
       Aircraft and rotable spares                                        (5,349)          (8,909)
       Deposits on flight equipment                                           --           (3,053)
       Buildings and ground equipment                                     (2,720)          (2,609)
       Rental vehicles                                                    (2,168)          (2,012)
    Proceeds from sales of property and equipment                            868              893
    Decrease in deposits on aircraft and rotable spares                       --            4,310
    Increase in other assets                                                 (70)             (48)
                                                                        --------         --------
NET CASH USED IN INVESTING ACTIVITIES                                     (6,358)         (11,373)
                                                                        --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                                 410               75
    Payment of cash dividends                                               (803)          (1,754)
    Reduction of long-term debt                                           (3,099)          (1,872)
                                                                        --------         --------

NET CASH USED IN FINANCING ACTIVITIES                                     (3,492)          (3,551)
                                                                        --------         --------

Increase in cash and cash equivalents                                     16,337            3,658
Cash and cash equivalents at beginning of period                          24,529           27,416
                                                                        --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 40,866         $ 31,074
                                                                        ========         ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                            $  1,186         $    964
    Income taxes                                                           3,277            2,524


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the six months ended September 30, 1996 and 1995, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has classified the net current and noncurrent deferred tax assets and liabilities which at September 30, 1996, included a current deferred tax asset of approximately $2.3 million and a deferred tax liability of approximately $15.9 million.


Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the periods. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations

                                                                          Operating Statistics
                                              ------------------------------------------------------------------------------------

                                                            For the                                      For the
                                                       Three Months Ended                            Six Months Ended
                                                          September 30,                                September 30,
                                              -------------------------------------      -----------------------------------------
                                                1996           1995        % Change         1996            1995        % Change
                                              ---------      --------      --------      ----------     ------------    ----------
Passengers carried                             683,067       608,003       12.3%         1,346,772       1,142,563       17.9%
Revenue passenger miles (000s)                 188,161       165,870       13.4%           367,808         300,958       22.2%
Available seat miles (000s)                    358,437       333,683        7.4%           702,891         625,497       12.4%
Passenger load factor                             52.5%         49.7%       2.8  pts          52.3%           48.1%       4.2  pts
Passenger breakeven load factor                   47.8%         45.9%       1.9  pts          47.5%           44.6%       2.9  pts
Yield per revenue passenger mile               $  .332      $   .322        3.1%         $     .332     $     .335        (.9%)
Revenue per available seat mile                $  .178      $   .165        7.9%         $     .178     $     .166        7.2%
Cost per available seat mile                   $  .162      $   .152        6.6%         $     .161     $     .154        4.5%
Average passenger trip (miles)                     275           273         .7%                273            263        3.8%


For the Three Months Ended September 30, 1996 and 1995

For the quarter ended September 30, 1996, the Company experienced record levels of passenger enplanements and operating revenues. Revenue passenger miles ("RPMs") increased 13.4 percent while available seat miles ("ASMs") increased
7.4 percent due to additional aircraft deliveries related to its equipment transition program. Operating revenues increased to $77.7 million for the quarter ended September 30, 1996, compared to $69.2 million for the quarter ended September 30, 1995. Nonairline revenues decreased slightly to $13.9 million for the quarter ended September 30, 1996, compared to $14.2 million for the quarter ended September 30, 1995. Net income was $5.0 million or $.50 per share for the quarter ended September 30, 1996, compared to $4.1 million or $.40 per share for the quarter ended September 30, 1995.

Passenger revenues, which represented 80.3 percent of total operating revenues, increased 17.0 percent to $62.4 million for the quarter ended September 30, 1996, compared to $53.3 million or 77.1 percent of total operating revenues for the quarter ended September 30, 1995. The increase is attributable to a 13.4 percent increase in RPMs as well as a 3.1 percent increase in yield per RPM. The increase in RPMs is due to higher load factors on regional jets which are serving new SkyWest destinations such as San Francisco, California, Pasco, Washington and Colorado Springs, Colorado. The Company has also upgraded service, with regional jets, to previously served destinations in California such as Ontario, Palm Springs and Orange County, as well as Tucson, Arizona. In addition, the Company has acquired 14 new cabin-class Brasilia aircraft which are being used to replace Metroliner aircraft as their leases terminate. The RPMs have also increased as a result of higher passenger acceptance and due to better equipment dispatch reliability for these new aircraft. Yield per RPM increased 3.1 percent to $.332 for the quarter ended September 30, 1996, compared to $.322 for the quarter ended September 30, 1995, primarily due to slight fare increases on the west coast. As a result, revenue per ASM increased
7.9 percent to $.178 for the quarter ended September 30, 1996, compared to $.165 for the quarter ended September 30, 1995.

As a result of a general traffic increase system wide and due to the Company's transition program whereby Metroliner aircraft are being replaced by cabin-class aircraft, load factor increased 2.8 points to 52.5 percent for the quarter ended September 30, 1996, compared to 49.7 percent for the quarter ended September 30, 1995. In addition, the increased passenger enplanements resulted in a positive spread between actual and breakeven load factor of 4.7 points for the quarter ended September 30, 1996, compared to 3.8 points for the quarter ended September 30, 1995.

Total operating expenses and interest increased 11.5 percent to $70.4 million for the quarter ended September 30, 1996, compared to $63.1 million for the quarter ended September 30, 1995. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 90.6 percent for the quarter ended September 30, 1996, from 91.3 percent for the comparable quarter ended September 30, 1995. For the quarter ended September 30, 1996, total airline operating expenses and interest (excluding nonairline expenses) were 91.0

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


percent of airline operating revenues compared to 92.3 percent for the quarter ended September 30, 1995. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily, as a result of increased fuel and passenger handling expenses, airline operating costs per ASM (including interest expense) increased to 16.2(cent) for the quarter ended September 30, 1996, from 15.2(cent) for the comparable quarter ended September 30, 1995. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 24.2 percent for the quarter ended September 30, 1996, from 26.1 percent for the quarter ended September 30, 1995. The average number of full-time equivalent employees for the quarter ended September 30, 1996 was 2,175, compared to 2,058 for the quarter ended September 30, 1995. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages and employee benefits per ASM was 4.3(cent) in each of the quarters ended September 30, 1996 and 1995.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 19.2 percent for the quarter ended September 30, 1996, from 20.0 percent for the quarter ended September 30, 1995. Aircraft costs per ASM increased slightly to 3.4(cent) for the quarter ended September 30, 1996, compared to 3.3(cent) for the quarter ended September 30, 1995. The increase is due primarily to a decrease in aircraft utilization.

Maintenance expense decreased as a percentage of airline operating revenues to
7.8 percent for the quarter ended September 30, 1996, compared to 9.2 percent for the quarter ended September 30, 1995. This decrease was the result of the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased slightly to 1.4(cent) for the quarter ended September 30, 1996, from 1.5(cent) for the quarter ended September 30, 1995.

Fuel costs increased as a percentage of airline operating revenues to 12.1 percent for the quarter ended September 30, 1996, from 10.9 percent for the quarter ended September 30, 1995, primarily due to an increase in the average fuel price per gallon to $.93 from $.78. Included in the increased fuel price per gallon is a charge of 4.3(cent) per gallon for federal excise tax. As a result of this increase in tax, the Company's management estimates an additional annual operating cost of approximately $1.3 million for fuel expenses. Fuel costs per ASM increased to 2.2(cent) for the quarter ended September 30, 1996, compared to 1.8(cent) for the quarter ended September 30, 1995, as a result of these increased charges.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 26.6 percent for the quarter ended September 30, 1996, from 25.1 percent for the quarter ended September 30, 1995. The increase is due primarily to significant rate increases in customer reservation system boarding fees and related passenger handling charges.

Nonairline expenses were consistent at $12.3 million in each of the quarters ended September 30, 1996 and 1995, due to a decreased volume of activity. Additionally, the average number of full-time equivalent employees was 316 for the quarter ended September 30, 1996, compared to 308 at September 30, 1995.


For the Six Months Ended September 30, 1996 and 1995

For the six months ended September 30, 1996, the Company experienced record levels of passenger enplanements and operating revenues. Revenue passenger miles increased 22.2 percent while available seat miles increased 12.4 percent due to additional aircraft deliveries related to its equipment transition program. Operating revenues increased to $149.9 million for the six months ended September 30, 1996, compared to $129.6 million for the six months ended September 30, 1995. Nonairline revenues decreased slightly to $25.0 million for the six months ended September 30, 1996, compared to $25.5 million for the six months ended September 30, 1995. Net income was $9.8 million or $.98 per share for the six months ended September 30, 1996, compared to $7.2 million or $.70 per share for the six months ended September 30, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Passenger revenues, which represented 81.5 percent of total operating revenues, increased 21.2 percent to $122.1 million for the six months ended September 30, 1996, compared to $100.7 million or 77.8 percent of total operating revenues for the six months ended September 30, 1995. The increase is attributable to a 22.2 percent increase in RPMs which was offset by a .9 percent decrease in yield per RPM. The increase in RPMs is due to the addition of two regional jets which are serving new SkyWest destinations such as San Francisco, California, Pasco, Washington and Colorado Springs, Colorado. The Company has also upgraded service, with regional jets, to previously served destinations in California such as Ontario and Palm Springs, Orange County, as well as Tucson, Arizona. In addition, the Company has acquired 14 new cabin-class Brasilia aircraft which are being used to replace Metro aircraft as their leases terminate. The RPMs have also increased as a result of higher passenger acceptance and due to better equipment dispatch reliability for these new aircraft. Yield per RPM decreased only .9 percent to $.332 for the six months ended September 30, 1996, compared to $.335 for the six months ended September 30, 1995, primarily due to a 3.8 percent increase in the average passenger trip length resulting from the operation of more Canadair Regional Jets where the average trip length is approximately 460 miles. Although yield per RPM decreased .9 percent , revenue per ASM increased 7.2 percent to $.178 for the six months ended September 30, 1996, compared to $.166 for the six months ended September 30, 1995.

As a result of a general traffic increase system wide and due the the Company's transition program whereby Metroliner aircraft are being replaced by cabin-class aircraft, load factor increased 4.2 points to 52.3 percent for the six months ended September 30, 1996, compared to 48.1 percent for the six months ended September 30, 1995. In addition, the increased passenger enplanements resulted in a positive spread between actual and breakeven load factor of 4.8 points for the six months ended September 30, 1996, compared to 3.5 points for the six months ended September 30, 1995.

Total operating expenses and interest increased 13.6 percent to $135.4 million for the six months ended September 30, 1996, compared to $119.2 for the six months ended September 30, 1995. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 90.3 percent for the six months ended September 30, 1996, from 92.0 percent for the comparable six months ended September 30, 1995. For the six months ended September 30, 1996, total airline operating expenses and interest (excluding nonairline expenses) were 90.8 percent of airline operating revenues compared to 92.7 percent for the six months ended September 30, 1995. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily, as a result of increased fuel and passenger handling expenses, airline operating costs per ASM (including interest expense) increased to 16.1(cent) for the six months ended September 30, 1996, from 15.4(cent) for the comparable six months ended September 30, 1995. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 24.3 percent for the six months ended September 30, 1996, from 26.1 percent for the six months ended September 30, 1995. The average number of full-time equivalent employees for the six months ended September 30, 1996, was 2,152 compared to 2,036 for the six months ended September 30, 1995. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages and employee benefits per ASM was 4.3(cent) in each of the six month periods ended September 30, 1996 and 1995.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 19.0 percent for the six months ended September 30, 1996, from 20.4 percent for the six months ended September 30, 1995. Aircraft costs per ASM were 3.4(cent) in each of the six month periods ended September 30, 1996 and 1995.

Maintenance expense decreased as a percentage of airline operating revenues to
8.6 percent for the six months ended September 30, 1996, from 9.8 percent for the six months ended September 30, 1995. This decrease was the result of the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased slightly to 1.4(cent) for the six months ended September 30, 1996, from 1.6(cent) for the six months ended September 30, 1995.

Fuel costs increased as a percentage of airline operating revenues to 11.7 percent for the six months ended September 30, 1996, from 10.2 percent for the six months ended September 30, 1995, primarily due to an increase in the average fuel price per gallon to $.91 from $.76. Included in the increased fuel price per gallon is a charge of 4.3(cent) per gallon for federal excise tax. As a result of this increase in tax, the Company's management estimates an additional annual operating cost of approximately $1.3 million for fuel expenses. Fuel costs per ASM increased to 2.1(cent) for the six months ended September 30, 1996, from 1.7(cent) for the six months ended September 30, 1995, as a result of these increased charges.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 26.2 percent for the six months ended September 30, 1996, from 25.1 percent for the six months ended September 30, 1995. The increase is due primarily to significant rate increases in customer reservation system boarding fees and related passenger handling charges.

Nonairline expenses decreased 3.2 percent to $22.1 million for the six months ended September 30, 1996, compared to $22.8 million for the six months ended September 30, 1995, due to a decreased volume of activity. Additionally, the average number of full-time equivalent employees was 311 for the six months ended September 30, 1996, compared to 304 for the six months ended September 30, 1995.


Liquidity and Capital Resources

The Company had working capital of $41.3 million and a current ratio of 1.9:1 at September 30, 1996, compared to working capital of $32.8 million and a current ratio of 1.8:1 at March 31, 1996. During the first six months of fiscal 1997, the Company invested $5.3 million in flight equipment, $5.0 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $3.1 million and paid cash dividends of $.8 million. The principal sources of cash during the first six months of fiscal 1997 were $26.2 million provided by operating activities and $4.3 million from the sale of securities, property and equipment, and the issuance of common stock. These factors resulted in a $16.3 million cash and cash equivalents increase.

At September 30, 1996, the Company's long-term debt to equity position was 29 percent debt and 71 percent equity compared to 32 percent debt and 68 percent equity at March 31, 1996.

SkyWest took delivery of eight new Brasilia aircraft during the first six months of fiscal 1997 and has agreed to purchase seven additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $56 million, including estimated cost escalations. These aircraft are scheduled for delivery during the remainder of fiscal 1997.

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

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.0 percent at September 30, 1996. In addition, the Company has available $1.0 million in an unused reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility reduces to $0.5 million on December 1, 1996, and will expire December 1, 1997. There were no amounts outstanding on either of the facilities as of September 30, 1996.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 4:      Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 13, 1996. The shareholders elected the following Board of Directors to serve for one year:

             Name                        Shares Voted For
             ----                        ----------------
             Jerry C. Atkin                8,254,692
             Sidney J. Atkin               8,254,879
             J. Ralph Atkin                8,254,534
             Mervyn K. Cox                 8,256,439
             W. Martin Braham              8,257,914
             Ian M. Cumming                8,257,764
             Steven F. Udvar-Hazy          8,257,514
             Hyrum W. Smith                8,255,074
             Henry J. Eyring               8,254,859

The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1997 by a vote of 8,250,796 shares for and 7,152 against.

Item 6:

a.           Exhibits - Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SKYWEST, INC.
                                     Registrant



November 11, 1996                    BY:   /s/ Bradford R. Rich
                                        -----------------------
                                         Bradford R. Rich
                                         Executive Vice President - Finance,
                                         Chief Financial Officer and Treasurer