Form 10-K/A
period 1996-03-31
SKYWEST INC
filed 1996-11-19
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

             (X)   AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR
                         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K/A, or any amendment to this Form 10-K/A. /X/

                                AMENDMENT NO. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 1996, previously filed with the Commission (the "Annual Report") soley for the purpose of refiling Exhibit 10.18 to such Annual Report, portions of which are the subject of a request for CONFIDENTIAL TREATMENT pursuant to Rule 24b-2 promulgated under the Securities and Exchange Act of 1934, as amended, submitted by the Registrant to the Commission. This Amendment does not include any revisions to the text of such Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SKYWEST, INC.

                                        By: /s/ Jerry C. Atkin
                                            ----------------------------------
                                                Jerry C. Atkin
                                                Chairman, President and Chief
                                                Executive Officer

Dated: November 19, 1996

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

                                                                                        Incorporated by       Filed
Number                      Exhibit                                                        Reference         Herewith
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

 10.18       Marketing and Code Sharing Agreement dated
             October 24, 1996 between Continental Airlines,
             Inc. and SkyWest Airlines, Inc................................................                         X

                                                                                         Incorporated by       Filed
Number                              Exhibit                                                 Reference        Herewith
------                              -------                                                 ---------        --------

11.0         Computation of earnings per share................................................. (11)

13.1         Certain portions of the Annual Report to Shareholders
             for the year ended March 31, 1996, are incorporated
             by reference into this report on Form 10-K........................................ (11)

22.1         Subsidiaries of the Registrant...................................................   (1)

24.1         Consent of independent public accountants......................................... (11)



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


(11) Incorporated by reference to Registrant's Form 10-K for the year ended March 31, 1996.