Form 10-Q
period 1996-12-31
SKYWEST INC
filed 1997-02-13
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended December 31, 1996

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


                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                    Outstanding at February 10, 1997
   Common stock, no par value                     10,120,961

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheets
                      As of December 31, 1996 and
                      March 31, 1996                                   3

                Condensed Consolidated Statements of
                      Income For the Three Months and Nine
                      Months Ended December 31, 1996 and 1995          5

                Condensed Consolidated Statements of
                      Cash Flows For the Nine Months Ended
                      December 31, 1996 and 1995                       6

                Notes to Condensed Consolidated Financial
                      Statements                                       7

    Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                       8


Part II - Other Information


    Item 6.     Exhibits and Reports on Form 8-K                      12

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)





                                     ASSETS
                                         December 31,    March 31,
                                            1996           1996
                                          ---------      ---------
CURRENT ASSETS:
    Cash and cash equivalents             $  38,459      $  24,529
    Available-for-sale securities            18,469         19,097
    Receivables, net                          8,211         12,893
    Inventories                              10,487          8,923
    Other current assets                      9,280         11,020
                                          ---------      ---------

        Total current assets                 84,906         76,462
                                          ---------      ---------

PROPERTY AND EQUIPMENT:
    Flight equipment                        178,976        171,840
    Buildings and ground equipment           42,499         39,092
    Deposits on flight equipment              3,603          3,603
    Rental vehicles                           3,646          2,237
                                          ---------      ---------
                                            228,724        216,772
    Less-accumulated depreciation and
        amortization                        (86,595)       (71,701)
                                          ---------      ---------

                                            142,129        145,071
                                          ---------      ---------

OTHER ASSETS                                  5,645          6,017
                                          ---------      ---------

                                          $ 232,680      $ 227,550
                                          =========      =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)





                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                             December 31,    March 31,
                                                1996           1996
                                              ---------      ---------
CURRENT LIABILITIES:
    Trade accounts payable                    $  29,124      $  23,740
    Current maturities of long-term debt          6,268          6,236
    Accrued payroll                               4,907          5,451
    Air traffic liability                         1,631          1,485
    Taxes other than income taxes                 1,417          1,330
    Current portion of deferred credits            --            1,614
    Fleet restructuring accrual                     889          3,788
                                              ---------      ---------

        Total current liabilities                44,236         43,644
                                              ---------      ---------

LONG-TERM DEBT, net of current maturities        48,907         53,736
                                              ---------      ---------

DEFERRED INCOME TAXES PAYABLE                    15,784         14,370
                                              ---------      ---------


STOCKHOLDERS' EQUITY:
    Common stock                                 88,947         88,183
    Retained earnings                            55,091         47,902
    Treasury stock                              (20,285)       (20,285)
                                              ---------      ---------

        Total stockholders' equity              123,753        115,800
                                              ---------      ---------

                                              $ 232,680      $ 227,550
                                              =========      =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                          FOR THE                              FOR THE
                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        DECEMBER 31,                        DECEMBER 31,
                                                ------------------------------      ------------------------------
                                                    1996             1995               1996              1995
                                                ------------      ------------      ------------      ------------
OPERATING REVENUES:
    Passenger                                   $     55,684      $     49,377      $    177,768      $    150,113
    Freight                                            1,050             1,128             3,120             3,291
    Public service and other                             308               552               980             1,667
    Nonairline                                         7,553             7,934            32,582            33,476
                                                ------------      ------------      ------------      ------------

                                                      64,595            58,991           214,450           188,547
                                                ------------      ------------      ------------      ------------


OPERATING EXPENSES:
    Flying operations                                 26,587            21,967            75,536            63,035
    Aircraft, traffic and passenger service            9,563             8,277            27,234            23,717
    Maintenance                                        6,804             8,185            21,594            22,264
    Promotion and sales                                7,119             7,032            22,155            18,843
    General and administrative                         2,575             2,431             9,320             8,346
    Depreciation and amortization                      4,742             3,861            13,644            10,930
    Nonairline                                         8,941             8,906            31,026            31,716
                                                ------------      ------------      ------------      ------------

                                                      66,331            60,659           200,509           178,851
                                                ------------      ------------      ------------      ------------


OPERATING (LOSS) INCOME                               (1,736)           (1,668)           13,941             9,696
                                                ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Interest expense                                    (311)             (208)           (1,507)           (1,208)
    Interest income                                      614               685             1,853             1,998
    Gain on sales of property and equipment               98                69               339               202
                                                ------------      ------------      ------------      ------------

                                                         401               546               685               992
                                                ------------      ------------      ------------      ------------


(LOSS)  INCOME BEFORE BENEFIT (PROVISION)
  FOR INCOME TAXES                                    (1,335)           (1,122)           14,626            10,688

BENEFIT (PROVISION) FOR INCOME TAXES                     514               440            (5,623)           (4,172)
                                                ------------      ------------      ------------      ------------

NET (LOSS) INCOME                               $       (821)     $       (682)     $      9,003      $      6,516
                                                ============      ============      ============      ============

NET (LOSS) INCOME PER COMMON SHARE              $       (.08)     $       (.07)     $        .89      $        .63
                                                ============      ============      ============      ============


WEIGHTED AVERAGE SHARES                           10,095,925        10,324,826        10,073,152        10,322,384
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

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                           FOR THE
                                                                      NINE MONTHS ENDED
                                                                          DECEMBER 31,
                                                                      1996           1995
                                                                     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  9,003      $  6,516
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                      13,644        10,930
    Gain on sales of property and equipment                              (339)         (205)
    Maintenance expense related to disposition of rotable spares           82            90
    Increase in deferred income taxes                                   1,414         1,523
    Amortization of deferred credits                                   (1,614)       (1,098)
    Nonairline depreciation and amortization                            2,643         1,978
    Tax benefit from exercise of common stock options                      56          --
    Changes in operating assets and liabilities:
       Decrease (increase) in receivables                               4,682        (1,725)
       Increase in inventories                                         (1,564)       (1,690)
       Decrease in other current assets                                 1,740         2,288
       Increase in trade accounts payable                               1,979         6,893
       Decrease in other current liabilities                             (311)         (462)
                                                                     --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              31,415        25,038
                                                                     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale securities                                 628         3,060
    Acquisition of property and equipment:
       Flight equipment                                                (7,611)      (41,742)
       Deposits on flight equipment                                      --          (3,053)
       Buildings and ground equipment                                  (3,609)       (5,234)
       Rental vehicles                                                 (2,850)       (2,502)
    Proceeds from sales of property and equipment                       1,538         3,214
    Decrease in deposits on flight equipment                             --           4,310
    Increase in other assets                                             (184)         (107)
                                                                     --------      --------
NET CASH USED IN INVESTING ACTIVITIES                                 (12,088)      (42,054)
                                                                     --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                         --          30,920
    Issuance of common stock                                              708           379
    Purchase of treasury stock                                           --            (261)
    Payment of cash dividends                                          (1,308)       (1,755)
    Reduction of long-term debt                                        (4,797)       (2,992)
                                                                     --------      --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (5,397)       26,291
                                                                     --------      --------
    Increase in cash and cash equivalents                              13,930         9,275
    Cash and cash equivalents at beginning of period                   24,529        27,416
                                                                     --------      --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 38,459      $ 36,691
                                                                     ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                         $  1,431      $  1,139
    Income taxes                                                        3,944         3,090


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997.


Note B - Available-for-sale Securities

Available-for-sale securities are carried at the lower of aggregate cost or market value.


Note C - Income Taxes

For the three and nine months ended December 31, 1996 and 1995, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has classified the net current and noncurrent deferred tax assets and liabilities, which at December 31, 1996, included a current deferred tax asset of approximately $1.9 million and a deferred tax liability of approximately $15.8 million.

Note D - Net Income (Loss) Per Common Share

Net income (loss) per common share is calculated based upon the weighted average shares outstanding during the periods. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

                          AIRLINE OPERATING STATISTICS

                                                 FOR THE                                    FOR THE
                                             THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                DECEMBER 31,                               DECEMBER 31,
                                    -------------------------------------     ---------------------------------------
                                      1996          1995        % Change        1996          1995        % Change
                                    ---------     ---------     ---------     ----------   -----------    -----------
Passengers carried                    639,599       579,141        10.4%       1,986,371     1,721,704        15.4%
Revenue passenger miles (000s)        172,235       152,941        12.6%         540,043       453,900        19.0%
Available seat miles (000s)           351,044       312,678        12.3%       1,053,935       938,176        12.3%
Passenger load factor                    49.1%         48.9%        0.2 pts         51.2%         48.4%        2.8 pts
Passenger breakeven load factor          49.4%         49.8%       (0.4)pts         48.2%         46.3%        1.9 pts
Yield per revenue passenger mile    $    .323     $    .323           -       $     .329   $      .331        (0.6%)
Cost per available seat mile        $    .164     $    .166        (1.2%)     $     .162   $      .158         2.5%
Average passenger trip (miles)            269           264         1.9%             272           264         3.0%



For the Three Months Ended December 31, 1996 and 1995

For the quarter ended December 31, 1996, the Company experienced record levels of passenger enplanements and operating revenues. Revenue passenger miles ("RPMs") increased 12.6 percent while available seat miles ("ASMs") increased
12.3 percent due to additional aircraft deliveries related to the Company's equipment transition program. Operating revenues increased to $64.6 million for the quarter ended December 31, 1996, compared to $59.0 million for the quarter ended December 31, 1995. Nonairline revenues decreased slightly to $7.6 million for the quarter ended December 31, 1996, compared to $7.9 million for the quarter ended December 31, 1995. Due to increased fuel costs and a short-fall in passenger traffic at Scenic Airlines, Inc., the Company's results were a net loss of $.8 million or $.08 per share for the quarter ended December 31, 1996, compared to a net loss of $.7 million or $.07 per share for the quarter ended December 31, 1995.

Passenger revenues, which represented 86.2 percent of total operating revenues, increased 12.8 percent to $55.7 million for the quarter ended December 31, 1996, compared to $49.4 million or 83.7 percent of total operating revenues for the quarter ended December 31, 1995. The increase is attributable to a 12.6 percent increase in RPMs. The increase in RPMs is due to higher load factors on regional jets which are serving new SkyWest destinations such as San Francisco, California, Pasco, Washington and Colorado Springs, Colorado. The Company has also upgraded service, with regional jets, to previously served destinations in California such as Ontario, Palm Springs and Orange County, as well as Tucson, Arizona. In addition, the Company has acquired 14 new cabin-class Brasilia aircraft which are being used to replace Metroliner aircraft as their leases terminate. The RPMs have also increased as a result of increased passenger acceptance of the Brasilia aircraft and due to better equipment dispatch reliability for these new aircraft. Yield per RPM was flat at $.323 for both quarters ended December 31, 1996 and 1995. As a result, revenue per ASM was also flat at $.163 for both quarters ended December 31, 1996 and 1995.

Due to the Company's transition program whereby Metroliner aircraft are being replaced by cabin-class aircraft, ASM's increased 12.3 percent. In addition, as RPM's increased at a faster rate than ASM's, load factor increased .2 points to
49.1 percent for the quarter ended December 31, 1996, compared to 48.9 percent for the quarter ended December 31, 1995. As a result, the negative spread between actual and breakeven load factor was .3 points for the quarter ended December 31, 1996, compared to .9 points for the quarter ended December 31, 1995.

Total operating expenses and interest increased 9.5 percent to $66.6 million for the quarter ended December 31, 1996, compared to $60.9 million for the quarter ended December 31, 1995. As a percentage of consolidated operating revenues, total operating expenses and interest were 103 percent for both quarters ended December 31, 1996 and 1995. For the quarter ended December 31, 1996, total airline operating expenses and interest (excluding nonairline expenses) were

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

101 percent of airline operating revenues compared to 102 percent for the quarter ended December 31, 1995. In spite of increased fuel and distribution expenses, airline operating costs per ASM (including interest expense) decreased to 16.4(cent) for the quarter ended December 31, 1996, compared to 16.6(cent) for the quarter ended December 31, 1995. The lower cost per ASM is attributable to flying larger turboprop and jet aircraft which operate at lower unit costs. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 26.1 percent for the quarter ended December 31, 1996, from
27.1 percent for the quarter ended December 31, 1995, as a result of revenues increasing faster than personnel related expenses. The average number of full-time equivalent employees for the quarter ended December 31, 1996 was 2,160, compared to 2,052 for the quarter ended December 31, 1995. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages, and employee benefits per ASM decreased to 4.2(cent) for the quarter ended December 31, 1996, compared to 4.4(cent) for the quarter ended December 31, 1995.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 22.8 percent for the quarter ended December 31, 1996, from 20.8 percent for the quarter ended December 31, 1995. Aircraft costs per ASM increased slightly to 3.7(cent) for the quarter ended December 31, 1996, compared to 3.4(cent) for the quarter ended December 31, 1995. The increase is due primarily to a decrease in aircraft utilization.

Maintenance expense decreased as a percentage of airline operating revenues to
8.3 percent for the quarter ended December 31, 1996, compared to 12.0 percent for the quarter ended December 31, 1995. This decrease was the result of the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft, as well as a reduction in the average age of the fleet. Maintenance expense per ASM decreased to 1.4(cent) for the quarter ended December 31, 1996, from 2.0(cent) for the quarter ended December 31, 1995.

Fuel costs increased as a percentage of airline operating revenues to 14.2 percent for the quarter ended December 31, 1996, from 12.0 percent for the quarter ended December 31, 1995, primarily due to an increase in the average fuel price per gallon to $1.00 from $.86. Fuel costs per ASM increased to 2.3(cent) for the quarter ended December 31, 1996, compared to 1.9(cent) for the quarter ended December 31, 1995, as a result of these increased charges.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 29.3 percent for the quarter ended December 31, 1996, from 29.6 percent for the quarter ended December 31, 1995.

Nonairline expenses were consistent at $8.9 million in each of the quarters ended December 31, 1996 and 1995. Additionally, the average number of full-time equivalent employees was 301 for the quarter ended December 31, 1996, compared to 293 at December 31, 1995.


For the Nine Months Ended December 31, 1996 and 1995

For the nine months ended December 31, 1996, the Company experienced record levels of passenger enplanements and operating revenues. Revenue passenger miles increased 19.0 percent while available seat miles increased 12.3 percent due to additional aircraft deliveries related to its equipment transition program. Operating revenues increased to $214.4 million for the nine months ended December 31, 1996, compared to $188.5 million for the nine months ended December 31, 1995. Nonairline revenues decreased slightly to $32.6 million for the nine months ended December 31, 1996, compared to $33.5 million for the nine months ended December 31, 1995. Net income was $9.0 million or $.89 per share for the nine months ended December 31, 1996, compared to $6.5 million or $.63 per share for the nine months ended December 31, 1995.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Passenger revenues, which represented 82.9 percent of total operating revenues, increased 18.4 percent to $177.8 million for the nine months ended December 31, 1996, compared to $150.1 million or 79.6 percent of total operating revenues for the nine months ended December 31, 1995. The increase is attributable to a 19.0 percent increase in RPMs which was offset by a .6 percent decrease in yield per RPM. The increase in RPMs is due to the addition of two regional jets which are serving new SkyWest destinations such as San Francisco, California, Pasco, Washington, and Colorado Springs, Colorado. The Company has also upgraded service, with regional jets, to previously served destinations in California such as Ontario, Palm Springs and Orange County, as well as Tucson, Arizona. In addition, the Company has acquired 14 new cabin-class Brasilia aircraft which are being used to replace Metro aircraft as their leases terminate. The RPMs have also increased as a result of higher passenger acceptance of the Brasilia aircraft and due to better equipment dispatch reliability for these new aircraft. Yield per RPM decreased only .6 percent to $.329 for the nine months ended December 31, 1996, compared to $.331 for the nine months ended December 31, 1995, primarily due to a 3.0 percent increase in the average passenger trip length resulting from the operation of more Canadair Regional Jets where the average trip length is approximately 460 miles. Although yield per RPM decreased
 .6 percent , revenue per ASM increased 4.8 percent to $17.3 for the nine months ended December 31, 1996, compared to $16.5 for the nine months ended December 31, 1995.

Due to the Company's transition program whereby Metroliner aircraft are being replaced by cabin-class aircraft, ASM's increased 12.3 percent. In addition, as RPM's increased at a faster rate than ASM's, load factor increased 2.8 points to
51.2 percent for the nine months ended December 31, 1996, compared to 48.4 percent for the nine months ended December 31, 1995. In addition, the increased passenger enplanements resulted in a positive spread between actual and breakeven load factor of 3.0 points for the nine months ended December 31, 1996, compared to 2.1 points for the nine months ended December 31, 1995.

Total operating expenses and interest increased 12.2 percent to $202.0 million for the nine months ended December 31, 1996, compared to $180.1 million for the nine months ended December 31, 1995. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 94.2 percent for the nine months ended December 31, 1996, from 95.5 percent for the comparable nine months ended December 31, 1995. For the nine months ended December 31, 1996, total airline operating expenses and interest (excluding nonairline expenses) were 94.0 percent of airline operating revenues compared to 95.7 percent for the nine months ended December 31, 1995. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily, as a result of increased fuel and distribution expenses, airline operating costs per ASM (including interest expense) increased to 16.2(cent) for the nine months ended December 31, 1996, from 15.8(cent) for the comparable nine months ended December 31, 1995. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 24.8 percent for the nine months ended December 31, 1996, from 26.4 percent for the nine months ended December 31, 1995, as a result of revenues increasing faster than personnel related expenses. The average number of full-time equivalent employees for the nine months ended December 31, 1996, was 2,155 compared to 2,041 for the nine months ended December 31, 1995. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages and employee benefits per ASM decreased slightly to 4.3(cent) for the quarter ended December 31, 1996, compared to 4.4(cent) for the quarter ended December 31, 1995.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 20.2 percent for the nine months ended December 31, 1996, from 20.5 percent for the nine months ended December 31, 1995. Aircraft costs per ASM increased slightly to 3.5(cent) for the quarter ended December 31, 1996, compared to 3.4(cent) for the quarter ended December 31, 1995.

Maintenance expense decreased as a percentage of airline operating revenues to
8.5 percent for the nine months ended December 31, 1996, from 10.6 percent for the nine months ended December 31, 1995. This decrease was the result of the utilization of more Brasilia aircraft which are more efficient than Metroliner aircraft, as well as a reduction in the average age of the fleet. Maintenance expense per ASM decreased slightly to 1.5(cent) for the nine months ended December 31, 1996, from 1.7(cent) for the nine months ended December 31, 1995.

Fuel costs increased as a percentage of airline operating revenues to 12.4 percent for the nine months ended December 31, 1996, from 10.8 percent for the nine months ended December 31, 1995, primarily due to an increase in the average

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



fuel price per gallon to $.94 from $.79. Fuel costs per ASM increased to 2.1(cent) for the nine months ended December 31, 1996, from 1.8(cent) for the nine months ended December 31, 1995, as a result of these increased charges.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 27.2 percent for the nine months ended December 31, 1996, from 26.6 percent for the nine months ended December 31, 1995. The increase is due primarily to significant rate increases in customer reservation system boarding fees and related passenger handling charges.

Nonairline expenses decreased 2.2 percent to $31.0 million for the nine months ended December 31, 1996, compared to $31.7 million for the nine months ended December 31, 1995, due to a decreased volume of activity. Additionally, the average number of full-time equivalent employees was 308 for the nine months ended December 31, 1996, compared to 300 for the nine months ended December 31, 1995.


Liquidity and Capital Resources

The Company had working capital of $40.7 million and a current ratio of 1.9:1 at December 31, 1996, compared to working capital of $32.8 million and a current ratio of 1.8:1 at March 31, 1996. During the first nine months of fiscal 1997, the Company invested $7.6 million in flight equipment, $6.7 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $4.8 million and paid cash dividends of $1.3 million. The principal sources of cash during the first nine months of fiscal 1997 were $31.4 million provided by operating activities and $2.9 million from the sale of securities, property and equipment, and the issuance of common stock. These factors resulted in a $13.9 million cash and cash equivalents increase.

At December 31, 1996, the Company's long-term debt to equity position was 28 percent debt and 72 percent equity compared to 32 percent debt and 68 percent equity at March 31, 1996.

SkyWest took delivery of 12 new Brasilia aircraft during the first nine months of fiscal 1997 and has agreed to purchase three additional Brasilia aircraft and related spare parts inventory and support equipment at a future aggregate cost of approximately $24 million, including estimated cost escalations. These aircraft are scheduled for delivery during the remainder of fiscal 1997.

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

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.0 percent at December 31, 1996. In addition, the Company has available $.5 million in an unused reducing revolving credit facility bearing interest at the bank's base rate plus one half percent. The amount available under the facility will expire December 1, 1997. There were no amounts outstanding on either of the facilities as of December 31, 1996.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.



Item 6:

a.    Exhibits   -   Financial Data Schedule Exhibit 27

b.    Reports on Form 8-K   -   There were no reports on Form 8-K filed during
      the quarter ended December 31, 1996.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SKYWEST, INC.
                                    Registrant



February 10, 1997                   BY: /s/  Bradford R. Rich
                                       ----------------------------------------
                                       Bradford R. Rich
                                       Executive Vice President - Finance,
                                       Chief Financial Officer and Treasurer