Form 10-K
period 1997-03-31
SKYWEST INC
filed 1997-06-25
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1997

                                       OR

        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______________to___________


Commission File No. 0-14719

                                  SKYWEST, INC.
                                  -------------

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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 17, 1997, was approximately $171,284,811.

        As of June 17, 1997, there were 10,150,211 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1997, are incorporated by reference in Part II as specified.

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 1997 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                                  SKYWEST, INC.

                       FISCAL 1997 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I


                                                                                       Page No.
                                                                                       --------
Item 1.    Business........................................................................1
Item 2.    Properties......................................................................5
Item 3.    Legal Proceedings...............................................................6
Item 4.    Submission of Matters to a Vote of Security Holders.............................6


                                     PART II

Item 5.    Market for Registrant's Common Stock and
             Related Stockholder Matters...................................................6
Item 6.    Selected Financial Data.........................................................6
Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................6
Item 8.    Financial Statements and Supplementary Data.....................................7
Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure.............7


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..............................7
Item 11.   Executive Compensation..........................................................7
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................7
Item 13.   Certain Relationships and Related Transactions..................................7


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K................7

                                     PART I


ITEM 1.  BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest provides passenger and air freight service and completes over 550 daily flights. Pursuant to a joint marketing and code sharing agreement with Delta Airlines, Inc. ("Delta"), SkyWest operates as a Delta Connection in SkyWest's markets. Management believes that during calendar year 1996, approximately 48% of SkyWest's passengers were interline passengers connecting with flights offered by Delta. In October 1995, the Company entered into a marketing and code sharing agreement with Continental Airlines, Inc. ("Continental") which allows SkyWest to operate as a Continental Connection in markets which operate in and out of Los Angeles. Approximately three percent of SkyWest's passengers are interline passengers connecting with flights offered by Continental. With principal hubs located at the Los Angeles and Salt Lake City International Airports, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic. SkyWest currently operates a fleet of 50 turbo-prop aircraft and 10 regional jet aircraft.

Founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased from $146.8 million in fiscal 1993 to $283.3 million in fiscal 1997. Total passengers carried by SkyWest have increased from approximately 1,523,000 to approximately 2,657,000 over the same period. In fiscal 1997, the Company achieved record levels of passengers carried, record consolidated operating revenues of $283.3 million, and net income of $10.1 million or $1.00 per share.

The Company, through two wholly-owned subsidiaries, is also engaged in various other transportation related businesses. Scenic Airlines, Inc. ("Scenic") provides air tours and general aviation services to the scenic regions of northern Arizona and southern Utah and operates 49 aircraft. National Parks Transportation, Inc. ("NPT") provides car rental services through a fleet of Avis vehicles located at five airports served by SkyWest. In fiscal 1997, Scenic and NPT together accounted for approximately 13.6 percent of the Company's consolidated operating revenues.

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

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement is subject to termination in various circumstances, including upon 180 days' advance notice by either party for any or no reason. Delta currently owns 15 percent of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the Common Stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all Common Stock. Effective April 1, 1997,
W. Martin Braham, Delta's designated Board member resigned from the Board, at Delta's request. All Delta designated board members of other regional airlines with similar arrangements also resigned. However, so long as Delta is the owner of 10% or more of the Company's outstanding Common Stock, the Company is required to include a designee of Delta reasonably acceptable to the Company on the slate of nominees for election of directors nominated by the Company's Board of Directors and to use its best efforts to assure the election of the designee to the Board of Directors. Delta has not designated a nominee to replace Mr. Braham and the Company does not otherwise intend to nominate a replacement for the vacancy created by Mr. Braham's resignation.

Since October 1995, SkyWest has operated as a Continental Connection, in Southern California markets which utilize Los Angeles as a connecting hub, pursuant to the terms of a marketing and code sharing agreement (the "Continental Connection Agreement") with Continental. The benefits under this agreement are similar to those described under the Delta Connection Agreement.

The Continental Connection Agreement terminates October 24, 1997, however it is cancelable by either party with generally 90 days written notice for any or no reason.


ROUTES

The Company's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and Continental at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 17, 1997.

                                                          Served
State and City                                           Since (1)
--------------                                           ---------
Arizona:
    Phoenix................................................1979 (2)
    Yuma...................................................1979
    Tucson.................................................1995
California:
    San Diego..............................................1968
    Palm Springs...........................................1970
    Los Angeles............................................1977
    Imperial...............................................1979
    Burbank................................................1980
    Ontario................................................1981
    Santa Maria............................................1982
    Santa Barbara..........................................1983
    Bakersfield............................................1983
    Fresno.................................................1985
    Sacramento.............................................1986
    San Francisco..........................................1995
    San Jose...............................................1986
    San Luis Obispo........................................1986
    Orange County..........................................1986
    Monterey...............................................1987
Colorado:
    Grand Junction.........................................1983
    Colorado Springs.......................................1995
Idaho:
    Pocatello..............................................1980
    Idaho Falls............................................1982
    Twin Falls.............................................1983
    Boise..................................................1988
    Sun Valley.............................................1990
    Lewiston...............................................1996
Montana:
    West Yellowstone.......................................1986 (2)
    Helena.................................................1988
    Bozeman................................................1988
    Billings...............................................1988
    Butte..................................................1988
New Mexico:
    Albuquerque............................................1995

                                                          Served
State and City                                           Since (1)
--------------                                           ---------
Nevada:
    Las Vegas..............................................1974
    Elko...................................................1982
    Reno...................................................1982
Oregon:
    Eugene.................................................1995
    Portland...............................................1995
South Dakota:
    Rapid City.............................................1994
Utah:
    Cedar City.............................................1972
    Salt Lake City.........................................1972
    St. George.............................................1972
    Vernal.................................................1982
Washington:
    Pasco..................................................1996
Wyoming:
    Jackson Hole...........................................1986
    Casper.................................................1994
    Cody...................................................1995
Canada:
    Vancouver B.C..........................................1997

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

COMMON STOCK TRANSACTIONS

On November 23, 1994, the Company's Board of Directors approved the purchase of up to 1,150,000 shares of the Company's outstanding common stock. The total shares were purchased during the year ended March 31, 1995 at an average price of $13.98. On February 7, 1995, the Company's Board of Directors approved the purchase of up to 500,000 shares of the Company's outstanding common stock. On February 6, 1996, the Company's Board of Directors approved the purchase of up to an additional 500,000 shares of the Company's outstanding stock. During the year ended March 31, 1996, 324,600 shares were purchased at an average price of $12.92. No shares were repurchased during fiscal 1997.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest and Scenic, are subject to regulation by the FAA. The FAA requires operating, air worthiness and other certificates; FAA approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. SkyWest and Scenic operate under FAR Part 121 certificates. SkyWest also operates under a Canadian Foreign Air Operator Certificate issued by the Minister of Transport Canada.

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

EMPLOYEES

As of June 17, 1997, the Company employed 2,179 full-time equivalent employees consisting of 812 pilots and flight attendants, 244 maintenance personnel, 832 customer service personnel, 71 reservation and marketing personnel, and 220 employees engaged in accounting, administration and other functions. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

ITEM 2.  PROPERTIES


FLIGHT EQUIPMENT

As of June 17, 1997, SkyWest owned or leased the following types of aircraft:



                                  NUMBER OF                 SCHEDULED     AVERAGE
                                  AIRCRAFT                    FLIGHT  CRUISING AVERAGE
                              -----------------   PASSENGER    RANGE       SPEED           AGE
TYPE OF AIRCRAFT              OWNED     LEASED    CAPACITY    (MILES)      (MPH)         (YEARS)
----------------              -----      ------   --------- --------- ----------------   ------
Brasilia...................    16         34         30         450         300            3.9
Canadair Regional Jet......     -         10         50         600         530            2.5


SkyWest's aircraft are primarily turboprop, pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. The Company's turboprop fleet consists entirely of Brasilia aircraft. Passenger comfort features of the Brasilia aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet. The Company operates ten of these aircraft on stage lengths up to 600 miles. During fiscal 1997, the Company acquired 15 Brasilia aircraft and terminated the 18 remaining Metroliner long-term operating leases.

The Company has secured options to purchase an additional ten Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules). These options are exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been secured which are exercisable at any time with no expiration. Any decision to acquire additional aircraft will depend upon the Company's future operations, competitive forces, financial resources and other factors.

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

The Company leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with Company personnel. Delta provides ticket handling and/or ground support services for the Company in 15 of the 48 airports it serves.

The Company owns a new terminal and hangar facility in Page, Arizona consisting of 11,500 square feet of office and terminal space and 22,000 square feet of maintenance hangar space. The Company also owns a new terminal and hangar facility in Las Vegas, Nevada consisting of 39,500 square feet of office and terminal space and 28,500 square feet of maintenance hangar space.

The Company's corporate headquarters are located in a 63,000 square foot building in St. George, Utah. Management deems the Company's facilities as being suitable and necessary to support existing operations and facilities are adequate for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incident to its business. In the opinion of management, none of such proceedings are expected to have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1997.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 17, 1997, there were approximately 1054 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.

                                            Fiscal 1997              Fiscal 1996
                                            -----------              -----------
           Quarter                      High         Low         High         Low
           -------                      ----        -----        ----        ----
           First                      $19.75       $13.25      $23.50       $14.13
           Second                      18.25        14.12       25.38        17.00
           Third                       15.63        12.63       19.75        12.88
           Fourth                      14.38        12.00       14.75        12.38


The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah.

On May 7, 1996, the Board of Directors declared a special dividend of $.08 per share. On August 12, 1996, the Board of Directors changed its dividend policy from declaring a regular annual dividend to declaring a $.05 regular quarterly dividend.

In fiscal 1996, the Board of Directors declared an annual dividend of $.08 per share and a special dividend of $.17 per share.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 12 through 16 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 17 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1997, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


All items in Part III are incorporated by reference to the Company's Proxy Statement for its 1997 annual stockholders meeting to be held August 12, 1997, to be filed with the Commission.


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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.       "Certain Relationships and
                                                                 Related Transactions"


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)    Documents Filed:

           1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 1997, are incorporated herein by reference in Item 8 of the Form 10-K.

              - Report of independent public accountants

              - Consolidated balance sheets as of March 31, 1997 and 1996

              - Consolidated statements of income for the years ended March 31,
                1997, 1996 and 1995

              - Consolidated statements of stockholders' equity for the years ended March 31, 1997, 1996 and 1995

              - Consolidated statements of cash flows for the years ended March
                31, 1997, 1996 and 1995

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

    (b)    Reports on Form 8-K.

           The Company did not file a report on Form 8-K during the quarter ended March 31, 1997.

    (c)    Exhibits.

                                                                    Incorporated by     Filed
Number                            Exhibit                               Reference      Herewith
------                            -------                           ---------------    --------
 3.1       Restated Articles of Incorporation..............................(1)

 3.2       Amended By-Laws.................................................(6)


 4.1       Articles IV and VI of Restated Articles of
           Incorporation describing the Common Shares
           and shareholders rights (included in
           Exhibit 3.1)....................................................(1)

 4.2       Article II of the Amended By-Laws defining the
           rights of Common Shareholders (included in
           Exhibit 3.2)....................................................(6)

10.1       SkyWest, Inc. Amended and Combined Incentive and
           Non-Statutory Stock Option Plan.................................(6)

10.2       Delta Connection agreement dated January 13, 1987
           between Delta Air Lines, Inc. and SkyWest
           Airlines, Inc...................................................(2)

10.3       Stock Option agreement dated January 28,
           1987 between Delta Air Lines, Inc. and
           SkyWest, Inc....................................................(2)

10.4       Purchase Agreement No. 382 COI/85 dated
           December 27, 1985 between EMBRAER-Empresa
           Brasileira de Aeronautica S.A. and
           SkyWest Airlines, Inc., as amended by a
           Letter Supplement dated December 30,
           1985 and an Amendment dated January 30, 1986....................(1)

                                                                    Incorporated by     Filed
Number                            Exhibit                               Reference      Herewith
------                            -------                           ---------------    --------
10.5       Aircraft Lease dated December 29,
           1986 between EFA Leasing Company and
           SkyWest Airlines, Inc. (N2698C).................................(3)

10.6       Aircraft Lease dated December 29, 1986
           between EFA Leasing Company and SkyWest
           Airlines, Inc. (N26974).........................................(3)

10.7       Aircraft Lease dated December 29, 1986
           between EFA Leasing Company and SkyWest
           Airlines, Inc. (N2699Y).........................................(3)

10.10      Aircraft Lease dated October 31, 1988
           between CIT Group/Capital Financing, Inc.
           and SkyWest Airlines, Inc. (N2720B,
           N27220, N2724S).................................................(4)

10.11      Aircraft Lease dated December 12, 1988
           between Heleasco Fourteen, Inc. and
           SkyWest Airlines, Inc. (N27240, N2726N,
           N2725D).........................................................(4)

10.12      Aircraft Lease dated April 10, 1989 between
           Wilmington Trust Company, and SkyWest
           Airlines, Inc. (N27297, N27278, N2730P).........................(5)

10.13      Lease Agreement dated December 1,1989 between
           Salt Lake City Corporation and SkyWest Airlines, Inc............(7)

10.14      Purchase Agreement No. DSP/AJV-30B/93 dated
           March 30, 1993, between EMBRAER-Empresa
           Brasileira de Aeronautica S.A. and
           SkyWest Airlines, Inc., as amended by a
           Letter of Supplement dated May 17, 1993.........................(8)

10.15      Purchase Agreement dated July 23,1993 between
           Bombardier Regional Aircraft Division and
           SkyWest Airlines, Inc...........................................(9)

10.16      Purchase agreement No. DSP/AJV-042/95 dated
           June 9, 1995 between Embraer - Empresa
           Brasileira de Aeronautica S.A. and
           SkyWest Airlines, Inc..........................................(10)

10.17      SkyWest, Inc. 1995 Employee Stock Purchase Plan................(10)

10.18      Marketing and Code Sharing Agreement dated
           October 24, 1996 between Continental Airlines,
           Inc. and SkyWest Airlines, Inc.................................(11)

                                                                    Incorporated by     Filed
Number                            Exhibit                               Reference      Herewith
------                            -------                           ---------------    --------
11.0       Computation of earnings per share..............................................X

13.1       Certain portions of the Annual Report to Shareholders
           for the year ended March 31, 1997, are incorporated
           by reference into this report on Form 10-K.....................................X

22.1       Subsidiaries of the Registrant..................................(1)

24.1       Consent of independent public accountants......................................X

--------------
(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.

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

(11) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1996.

(d)        Financial Statement Schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 23, 1997. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






/s/ Arthur Andersen LLP

Arthur Andersen LLP

Salt Lake City, Utah
May 23, 1997

                                SKYWEST, INC. AND SUBSIDIARIES

                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                       FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995



                                                      Additions
                                      Balance at      Charged To                           Balance
                                      Beginning       Costs and                            at End
           Description                 of Year        Expenses          Deductions         of Year
           -----------                 -------        --------          ----------         -------
Year Ended March 31, 1997:
  Allowance for obsolescence          $180,000        $ 100,000         $       -         $280,000
  Allowance for doubtful
    accounts receivable                221,345           44,686          (162,053)         103,978
                                      --------        ---------         ---------         --------
                                      $401,345        $ 144,686         $(162,053)        $383,978
                                      ========        =========         =========         ========


Year Ended March 31, 1996:
    Allowance for obsolescence        $180,000        $       -         $       -         $180,000
    Allowance for doubtful
    accounts receivable                215,262          150,150          (144,067)         221,345
                                      --------        ---------         ---------         --------
                                      $395,262        $ 150,150         $(144,067)        $401,345
                                      ========        =========         =========         ========

Year Ended March 31, 1995:
    Allowance for obsolescence        $180,000        $       -         $       -         $180,000
    Allowance for doubtful
    accounts receivable                143,926           72,246              (910)         215,262
                                      --------        ---------         ---------         --------
                                      $323,926        $  72,246         $    (910)        $395,262
                                      ========        =========         =========         ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               SKYWEST, INC.
                                               By /s/ Jerry C. Atkin
                                               Jerry C. Atkin
                                               Chairman, President and Chief
                                               Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Names                               Capacities                         Date
             -----                               ----------                         ----
 /s/ Jerry C. Atkin           Chairman of the Board, President and              June 17, 1997
--------------------------         Chief Executive Officer
Jerry C. Atkin


 /s/ Sidney J. Atkin                Vice Chairman of the Board                  June 17, 1997
--------------------------                and Director
Sidney J. Atkin

                               Executive Vice President - Finance               June 17, 1997
 /s/ Bradford R. Rich          Chief Financial Officer and Treasurer
--------------------------            (principal financial and
Bradford R. Rich                         accounting officer)


 /s/ J. Ralph Atkin                          Director                           June 17, 1997
--------------------------
J. Ralph Atkin


 /s/ Mervyn K. Cox                           Director                           June 17, 1997
--------------------------
Mervyn K. Cox


 /s/ Ian M. Cumming                          Director                           June 17, 1997
--------------------------
Ian M. Cumming


--------------------------                   Director
Steven F. Udvar-Hazy


--------------------------                   Director
Henry J. Eyring


--------------------------                   Director
Hyrum W. Smith