Form 10-Q
period 1997-06-30
SKYWEST INC
filed 1997-08-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   Form 10-Q


       ( X )         QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1997

                                  OR

       (   )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________ to ___________

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


                        Yes    X             No
                              ---                ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at August 6, 1997
            -----                                  -----------------------------
  Common stock, no par value                                  10,178,140

                                 SKYWEST, INC.

                               TABLE OF CONTENTS



Part I - Financial Information

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets
                     As of June 30, 1997 and
                     March 31, 1997                                     3

               Condensed Consolidated Statements of
                     Income For the Three Months
                     Ended June 30, 1997 and 1996                       5

               Condensed Consolidated Statements of
                     Cash Flows For the Three Months Ended
                     June 30, 1997 and 1996                             6

               Notes to Condensed Consolidated Financial
                     Statements                                         7

    Item 2.    Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                         8


Part II - Other Information

    Item 5.    Other Information                                       11

    Item 6.    Exhibits and Reports on Form 8-K                        11

                        PART  I.  FINANCIAL INFORMATION

                                 SKYWEST, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)




                                     ASSETS

                                                 June 30,           March 31,
                                                   1997                1997
                                                  --------          ---------
CURRENT ASSETS:
     Cash and cash equivalents                    $ 48,631           $ 37,786
     Available-for-sale securities                  17,953             17,970
     Receivables, net                                8,609             10,851
     Inventories                                    10,891              9,987
     Prepaid aircraft rents                          6,476              8,612
     Other current assets                            4,465              5,089
                                                  --------           --------

         Total current assets                       97,025             90,295
                                                  --------           --------

PROPERTY AND EQUIPMENT:
     Aircraft and rotable spares                   184,071            171,239
     Buildings and ground equipment                 45,258             43,508
     Rental vehicles                                 4,092              3,291
                                                  --------           --------
                                                   233,421            218,038
     Less-accumulated depreciation and
         amortization                              (85,544)           (80,295)
                                                  --------           --------

                                                   147,877            137,743
                                                  --------           --------

OTHER ASSETS                                         4,724              4,860
                                                  --------           --------

                                                  $249,626           $232,898
                                                  ========           ========



           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
              CONDENSED CONSOLIDATED BALANCE SHEETS   (Continued)
                             (Dollars in Thousands)
                                  (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  June 30,           March 31,
                                                    1997                1997
                                                  --------           --------
CURRENT LIABILITIES:
   Current maturities of long-term debt            $ 7,287            $  6,399
   Trade accounts payable                           30,644              29,213
   Accrued salaries, wages and benefits              5,456               6,095
   Taxes other than income taxes                     1,841               1,537
   Air traffic liability                             1,769               1,488
   Income taxes payable                              1,043                   -
   Fleet restructuring accrual                           -                 290
                                                  --------           --------

        Total current liabilities                   48,040              45,022
                                                  --------           --------

LONG-TERM DEBT, less current maturities             56,030              47,337
                                                  --------           --------

DEFERRED INCOME TAXES PAYABLE                       16,840              15,987
                                                  --------           --------


STOCKHOLDERS' EQUITY:
   Common stock                                     89,474             89,146
   Retained earnings                                59,527             55,691
   Treasury stock                                  (20,285)           (20,285)
                                                  --------           --------

        Total stockholders' equity                 128,716            124,552
                                                  --------           --------

                                                  $249,626           $232,898
                                                  ========           ========


           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                           For The
                                                      Three Months Ended
                                                           June 30,
                                                  -----------------------
                                                  1997               1996
                                                ---------          ---------
OPERATING REVENUES:
     Passenger                                   $ 61,411           $ 59,661
     Freight                                        1,253              1,010
     Public service and other                         289                310
     Nonairline                                     9,162              9,588
                                                ---------          ---------
                                                   72,115             70,569
                                                ---------          ---------

OPERATING EXPENSES:
     Flying operations                             26,303             23,185
     Aircraft, traffic and passenger service        8,876              8,591
     Maintenance                                    6,810              7,742
     Promotion and sales                            7,305              7,323
     General and administrative                     3,315              3,439
     Depreciation and amortization                  4,640              4,379
     Nonairline                                     8,163              8,232
                                                ---------          ---------
                                                   65,412             62,891
                                                ---------          ---------


OPERATING INCOME                                    6,703              7,678
                                                ---------          ---------

OTHER INCOME AND (EXPENSE):
     Interest expense                                (520)              (530)
     Interest income                                  708                501
     Gain on sales of property and equipment          123                203
                                                ---------          ---------

                                                      311                174
                                                ---------          ---------
INCOME BEFORE PROVISION FOR INCOME TAXES            7,014              7,852

PROVISION FOR INCOME TAXES                          2,669              3,018
                                                 --------           --------

NET INCOME                                       $  4,345           $  4,834
                                                 ========           ========

NET INCOME PER COMMON SHARE                     $     .43          $     .48
                                                =========          =========

WEIGHTED AVERAGE SHARES OUTSTANDING            10,150,517         10,047,208
                                               ==========         ==========



           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                            For the
                                                                       Three Months Ended
                                                                            June 30,
                                                                      -------------------
                                                                      1997            1996
                                                                    --------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  4,345        $  4,834
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                       4,640           4,379
   Gain on sales of property and equipment                              (123)           (203)
   Maintenance expense related to disposition of rotable spares           79              43
   Increase in deferred income taxes                                     853             856
   Amortization of deferred credits                                        -            (807)
   Nonairline depreciation and amortization                            1,206             788
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net                          2,242            (210)
      Increase in inventories                                           (904)           (286)
      Decrease (increase) in other current assets                      2,760          (2,161)
      Increase in trade accounts payable                               1,431           4,304
      Decrease in fleet restructuring accrual                           (290)           (966)
      Increase in other current liabilities                              989           2,130
                                                                    --------        --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             17,228          12,701
                                                                    --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available-for-sale securities                    17           1,130
   Acquisition of property and equipment:
      Aircraft and rotable spares                                    (13,196)         (2,602)
      Buildings and ground equipment                                  (1,750)         (1,307)
      Rental vehicless                                                (1,307)         (1,019)
      Proceeds from sales of property and equipment                      502             699
      Increase in other assets                                           (50)              -
                                                                    --------        --------

NET CASH USED IN INVESTING ACTIVITIES                                (15,784)         (3,099)
                                                                    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                              328               -
   Proceeds from long-term debt                                       11,500               -
   Reduction of long-term debt                                        (1,919)         (1,681)
   Payment of cash dividends                                            (508)           (803)
                                                                    --------        --------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    9,401          (2,484)
                                                                    --------        --------

Increase in cash and cash equivalents                                 10,845           7,118
Cash and cash equivalents at beginning of period                      37,786          24,529
                                                                    --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 48,631        $ 31,647
                                                                    ========        ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest                                                      $    588       $     464
      Income taxes                                                         -             366

           See notes to condensed consolidated financial statements.

                                 SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)




Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the three months ended June 30, 1997 and 1996, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has classified the net current and noncurrent deferred tax assets and liabilities which at June 30, 1997 included a current deferred tax asset of approximately $2.1 million and a deferred tax liability of approximately $16.8 million.


Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the period. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.


Note E - Subsequent Event

On July 23, 1997, SkyWest Airlines and United Airlines announced a marketing agreement in which SkyWest will operate as United Express in Los Angeles, Las Vegas, Phoenix and various intra-California markets. The United Express code-share arrangement will provide extensive connecting opportunities for SkyWest/United Express customers in Los Angeles where United Airlines is the largest major carrier. The new agreement will be effective October 1, 1997, and there has been no financial impact for the quarter ended June 30, 1997. At the same time, SkyWest has also re-affirmed its Delta Airlines marketing agreement with a newly signed Delta Connection contract which allows for a certain level of SkyWest flights which is consistent with the current level of Delta flights into and out of Los Angeles as well as a strengthened relationship in Salt Lake City.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

                              Operating Statistics

                                                       For the
                                                 Three Months Ended
                                                       June 30,
                                           ----------------------------------
                                            1997         1996      % change
                                           --------    --------    --------
Passengers carried                          712,353     663,705      7.3%
Revenue passenger miles (000s)              189,040     179,647      5.2%
Available seat miles (000s)                 372,901     344,454      8.3%
Passenger load factor                         50.7%       52.2%    (1.5) pts
Passenger breakeven load factor               46.3%       47.2%     (.9) pts
Yield per revenue passenger mile           $   .325    $   .332     (2.1%)
Cost per available seat mile               $   .154    $   .160     (3.8%)
Average passenger trip (miles)                  265         271     (2.2%)




For the Three Months Ended June 30, 1997 and 1996:

For the quarter ended June 30, 1997, the Company experienced record levels for passenger enplanements and operating revenues. Operating revenues increased to $72.1 million for the quarter ended June 30, 1997 compared to $70.6 million for the quarter ended June 30, 1996. Net income was $4.3 million or $.43 per share for the quarter ended June 30, 1997 compared to $4.8 million or $.48 per share for the quarter ended June 30, 1996.

Passenger revenues, which represented 85.2 percent of total operating revenues, increased 2.9 percent to $61.4 million for the quarter ended June 30, 1997 compared to $59.7 million or 84.5 percent of total operating revenues for the quarter ended June 30, 1996. The increase is attributable to a 5.2 percent increase in revenue passenger miles ("RPMs") which was offset by a 2.1 percent decrease in yield per RPM. The increase in RPMs is primarily the result of traffic stimulus generated from an all cabin class fleet. In addition, due to the acquisition of more Brasilia aircraft, the availability of more discount seats has generated greater passenger demand. Yield per RPM decreased 2.1 percent to $.325 for the quarter ended June 30, 1997 compared to $.332 for the quarter ended June 30, 1996. This decrease is consistent with industry wide fare discounting to stimulate passenger demand as well as the impact of the aviation excise tax.

The Company's passenger load factor decreased 1.5 points to 50.7 percent for the quarter ended June 30, 1997 compared to 52.2 percent for the quarter ended June 30, 1996. Available seat mile growth of 8.3 percent was due to the completion of the transition to an all cabin class fleet whereby the Company acquired 15 new Brasilia aircraft. As a result of the decrease in yield per RPM and the addition of available seat miles ("ASMs"), revenue per ASM decreased 4.5 percent to 16.9c. for the quarter ended June 30, 1997 compared to 17.7c. for the quarter ended June 30, 1996. Although revenue per ASM decreased for the quarter ended June 30, 1997, the spread between revenue per ASM and cost per ASM remained relatively constant.

Total operating expenses and interest increased 3.9 percent to $65.9 million for the quarter ended June 30, 1997 compared to $63.4 million for the quarter ended June 30, 1996. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 91.4 percent for the quarter ended June 30, 1997, from 89.9 percent for the comparable quarter ended June 30, 1996. For the quarter ended June 30, 1997, total airline operating expenses and interest (excluding nonairline expenses) were 91.4 percent of airline operating revenues compared to 90.5 percent for the comparable quarter ended June 30, 1996. The decreased margin is the result of operating expenses increasing at a faster rate than operating revenues. Primarily, as a result of utilizing more Brasilia aircraft,

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


airline operating costs per ASM (including interest expense) decreased to 15.4
c. for the quarter ended June 30, 1997, from 16.0c. for the comparable quarter ended June 30, 1996. Factors relating to the change in operating expenses and interest are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 24.9 percent for the quarter ended June 30, 1997, from
24.3 percent for the quarter ended June 30, 1996. The average number of full-time equivalent employees for the quarter ended June 30, 1997 was 2,170, compared to 2,128 for the quarter ended June 30, 1996. The increase in number of personnel was primarily due to hiring flight attendants for new Brasilia aircraft. Salaries, wages and employee benefits per ASM decreased to 4.2c. for the quarter ended June 30, 1997 compared to 4.3c. for the quarter ended June 30, 1996, primarily due to the ASMs generated by Brasilia aircraft which are more efficient on a unit cost basis.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.9 percent for the quarter ended June 30, 1997, from 18.8 percent for the quarter ended June 30, 1996. Aircraft costs per ASM increased slightly to 3.5c. for the quarter ended June 30, 1997 compared to 3.3c. for the quarter ended June 30, 1996. The increase is due to higher average rents being paid on the Brasilia aircraft compared to the previously operated Metroliner aircraft.

Maintenance expense decreased as a percentage of airline operating revenues to
7.5 percent for the quarter ended June 30, 1997 compared to 9.4 percent for the quarter ended June 30, 1996. This decrease was the result of the utilization of newer Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased to 1.3c. for the quarter ended June 30, 1997, from 1.7c. for the quarter ended June 30, 1996.

Fuel costs increased as a percentage of airline operating revenues to 12.0 percent for the quarter ended June 30, 1997, from 11.2 percent for the quarter ended June 30, 1996, primarily due to ASM growth exceeding RPM growth. The average fuel price per gallon was $.87 for the quarter ended June 30, 1997 compared to $.88 for the quarter ended June 30, 1996. Fuel costs per ASM was 2.0c. for both quarters ended June 30, 1997 and 1996.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 25.7 percent for the quarter ended June 30, 1997, from 25.8 percent for the quarter ended June 30, 1996.

Nonairline revenues decreased 4.4 percent to $9.2 million for the quarter ended June 30, 1997 compared to $9.6 million for the quarter ended June 30, 1996.
The slight decrease is due to selling lower priced tour packages, as part of a competitive strategy, rather than higher priced premium tour packages. Nonairline expenses remained relatively constant at $8.2 million for both quarters ended June 30, 1997 and 1996. Additionally, the average number of full-time equivalent employees was 286 for the quarter ended June 30, 1997 compared to 309 for the quarter ended June 30, 1996.


Liquidity and Capital Resources

The Company had working capital of $49.0 million and a current ratio of 2.0:1 at June 30, 1997 compared to working capital of $45.3 million and a current ratio of 2.0:1 at March 31, 1997. During the first quarter of fiscal 1998, the Company invested $13.2 million in flight equipment, $3.1 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $1.9 million and paid cash dividends of $.5 million. The principal sources of cash during the first quarter of fiscal 1998 were $17.2 million provided by operating activities, $11.5 million from the issuance of long-term debt, and $.8 million from the sale of common stock and property and equipment. These factors resulted in a $10.8 million cash and cash equivalents increase.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


At June 30, 1997, the Company's long-term debt to equity position was 30 percent debt and 70 percent equity compared to 28 percent debt and 72 percent equity at March 31, 1997.

The Company has options to acquire 10 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been obtained and are exercisable at any time with no expiration.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.25 percent at June 30, 1997.


Future Results

This Form 10-Q contains forward-looking statements within the meaning of that term in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

                          PART II.  OTHER INFORMATION

                                 SKYWEST, INC.




Item 5: Other Information

On July 23, 1997, the Company announced a marketing agreement with United Airlines wherein SkyWest would become a United Express carrier at Los Angeles, Las Vegas, Phoenix and various intra-California markets. The agreement is effective October 1, 1997. See Note E to the Condensed Consolidated Financial Statements for other information.

Item 6: Exhibits and Reports on Form 8-K

a.   Exhibits - Financial Data Schedule Exhibit 27.

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1997.





                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SKYWEST, INC.



August 6, 1997                         BY: /s/  Bradford R. Rich
                                           -------------------------------------
                                           Bradford R. Rich
                                           Executive Vice President - Finance,
                                           Chief Financial Officer and Treasurer