Form 10-Q
period 1997-09-30
SKYWEST INC
filed 1997-11-12
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


          [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _________ to __________

Commission file number 0-14719


                                  SKYWEST, INC.
                                  -------------

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


                            Yes   X       No
                                -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 10, 1997
            -----                              --------------------------------
  Common stock, no par value                              10,194,117

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
                 As of September 30, 1997 and
                 March 31, 1997                                              3

             Condensed Consolidated Statements of
                 Income For the Three Months and Six
                 Months Ended September 30, 1997 and 1996                    5

             Condensed Consolidated Statements of
                 Cash Flows For the Six Months Ended
                 September 30, 1997 and 1996                                 6

             Notes to Condensed Consolidated Financial
                 Statements                                                  7

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  8


Part II - Other Information


    Item 4.  Submission of Matters to a Vote of Security                    12
                 Holders

    Item 6.  Exhibits and Reports on Form 8-K                               12

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================

                                     ASSETS

                                                 September 30,        March 31,
                                                     1997                1997
                                                 -------------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                       $  55,980          $  37,786
   Available-for-sale securities                      16,201             17,970
   Receivables, net                                    9,945             10,851
   Inventories                                        11,262              9,987
   Prepaid aircraft rents                              7,463              8,612
   Other current assets                                4,853              5,089
                                                   ---------          ---------
   Total current assets                              105,704             90,295
                                                   ---------          ---------

PROPERTY AND EQUIPMENT:
   Flight equipment                                  183,879            171,239
   Buildings and ground equipment                     47,293             43,508
   Rental vehicles                                     4,460              3,291
                                                   ---------          ---------
                                                     235,632            218,038
   Less-accumulated depreciation and
       amortization                                  (90,299)           (80,295)
                                                   ---------          ---------

                                                     145,333            137,743
                                                   ---------          ---------

OTHER ASSETS                                           4,346              4,860
                                                   ---------          ---------
                                                   $ 255,383          $ 232,898
                                                   =========          =========










            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  September 30,       March 31,
                                                      1997               1997
                                                  -------------       ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt             $   7,350         $   6,399
   Trade accounts payable                              27,445            29,503
   Accrued payroll                                      6,739             6,095
   Taxes other than income taxes                        2,445             1,537
   Air traffic liability                                1,408             1,488
   Income taxes payable                                 1,588                --
                                                    ---------         ---------
Total current liabilities                              46,975            45,022
                                                    ---------         ---------

LONG-TERM DEBT, net of current maturities              54,302            47,337
                                                    ---------         ---------

DEFERRED INCOME TAXES PAYABLE                          18,237            15,987
                                                    ---------         ---------


STOCKHOLDERS' EQUITY:
   Common stock                                        89,626            89,146
   Retained earnings                                   66,528            55,691
   Treasury stock                                     (20,285)          (20,285)
                                                    ---------         ---------
   Total stockholders' equity                         135,869           124,552
                                                    ---------         ---------
                                                    $ 255,383         $ 232,898
                                                    =========         =========










            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

================================================================================

                                                            For the                              For the
                                                       Three Months Ended                    Six Months Ended
                                                         September 30,                         September 30,
                                                -------------------------------       -------------------------------
                                                    1997               1996               1997               1996
                                                ------------       ------------       ------------       ------------
OPERATING REVENUES:
   Passenger                                    $     66,900       $     62,423       $    128,311       $    122,084
   Freight                                             1,090              1,060              2,343              2,070
   Public service and other                              269                362                558                672
   Nonairline                                         12,043             11,955             21,205             21,543
                                                ------------       ------------       ------------       ------------

                                                      80,302             75,800            152,417            146,369
                                                ------------       ------------       ------------       ------------

OPERATING EXPENSES:
   Flying operations                                  25,482             25,764             51,785             48,949
   Aircraft, traffic and passenger service             9,655              9,080             18,531             17,671
   Maintenance                                         7,159              7,048             13,969             14,790
   Promotion and sales                                 7,879              7,713             15,184             15,036
   General and administrative                          3,897              3,306              7,212              6,745
   Depreciation and amortization                       4,740              4,523              9,380              8,902
   Nonairline                                          9,242             10,367             17,405             18,599
                                                ------------       ------------       ------------       ------------

                                                      68,054             67,801            133,466            130,692
                                                ------------       ------------       ------------       ------------

OPERATING INCOME                                      12,248              7,999             18,951             15,677
                                                ------------       ------------       ------------       ------------

OTHER INCOME (EXPENSE):
   Interest expense                                   (1,050)              (666)            (1,570)            (1,196)
   Interest income                                       902                738              1,610              1,239
   Gain on sales of property and equipment                33                 38                156                241
                                                ------------       ------------       ------------       ------------

                                                        (115)               110                196                284
                                                ------------       ------------       ------------       ------------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                    12,133              8,109             19,147             15,961

PROVISION FOR INCOME TAXES                            (4,623)            (3,119)            (7,292)            (6,137)
                                                ------------       ------------       ------------       ------------

NET INCOME                                      $      7,510       $      4,990       $     11,855       $      9,824
                                                ============       ============       ============       ============

NET INCOME PER COMMON SHARE                     $        .74       $        .50       $       1.17       $        .98
                                                ============       ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     10,181,041         10,076,041         10,165,862         10,061,703
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

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================

                                                                            For the
                                                                        Six Months Ended
                                                                          September 30,
                                                                     -----------------------
                                                                       1997            1996
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 11,855       $  9,824
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        9,380          8,902
   Gain on sales of property and equipment                               (156)          (241)
   Maintenance expense related to disposition of rotable spares           392             59
   Increase in deferred income taxes                                    2,250          1,551
   Amortization of deferred credits                                        --         (1,332)
   Nonairline depreciation and amortization                             2,488          1,703
   Tax benefit from exercise of common stock options                       --             56
   Changes in operating assets and liabilities:
      Decrease in receivables, net                                        906          2,108
      Increase in inventories                                          (1,275)          (516)
      Decrease in other current assets                                  1,385             40
      (Decrease) increase in trade accounts payable                    (2,058)         2,281
      Increase in other current liabilities                             3,060          1,752
                                                                     --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              28,227         26,187
                                                                     --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of available-for-sale securities                                1,769          3,081
   Acquisition of property and equipment:
      Aircraft and rotable spares                                     (14,282)        (5,349)
      Buildings and ground equipment                                   (3,785)        (2,720)
      Rental vehicles                                                  (2,067)        (2,168)
   Proceeds from sales of property and equipment                          815            868
   Decrease (increase) in other assets                                    137            (70)
                                                                     --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                 (17,413)        (6,358)
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                               480            410
   Payment of cash dividends                                           (1,016)          (803)
   Reduction of long-term debt                                         (3,584)        (3,099)
   Proceeds from long-term debt                                        11,500             --
                                                                     --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     7,380         (3,492)
                                                                     --------       --------

Increase in cash and cash equivalents                                  18,194         16,337
Cash and cash equivalents at beginning of period                       37,786         24,529
                                                                     --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 55,980       $ 40,866
                                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                                          $  1,565       $  1,186
   Income taxes                                                         2,565          3,277


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.

Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.

Note C - Income Taxes

For the six months ended September 30, 1997 and 1996, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has recorded a net current deferred tax asset of $2.0 million and a net noncurrent deferred tax liability of $18.2 million at September 30, 1997.

Note D - Net Income Per Common Share

Net income per common share is calculated based upon the weighted average shares outstanding during the periods. No material dilution results from common stock equivalents which are outstanding options to purchase common stock.

Note E - United Airlines Agreement

On July 23, 1997, SkyWest Airlines and United Airlines announced a marketing agreement in which SkyWest will operate as United Express in Los Angeles, Las Vegas, Phoenix and various intra-California markets. The United Express code-share arrangement will provide extensive connecting opportunities for SkyWest/United express customers in Los Angeles where United Airlines is the largest major carrier. The new agreement became effective October 1, 1997, and there has been no financial impact for the quarter ended September 30, 1997. At the same time, SkyWest has also re-affirmed its Delta Air Lines, Inc. marketing agreement with a newly signed Delta Connection contract which allows for a reduced number of SkyWest flights which is consistent with the current level of Delta Air Lines, Inc. flights into and out of Los Angeles as well as a strengthened relationship in Salt Lake City.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations

                                                             Operating Statistics
                                       --------------------------------------------------------------------
                                                  For the                             For the
                                            Three Months Ended                    Six Months Ended
                                               September 30,                        September 30,
                                       -----------------------------     ----------------------------------
                                        1997       1996     % Change       1997         1996       % Change
                                       -------    -------   --------     ---------    ---------    --------
Passengers carried                     735,354    683,067     7.7%       1,447,707    1,346,772      7.5%
Revenue passenger miles (000s)         195,752    188,161     4.0%         384,792      367,808      4.6%
Available seat miles (000s)            377,448    358,437     5.3%         750,349      702,891      6.8%
Passenger load factor                    51.9%      52.5%    (0.6)pts        51.3%        52.3%     (1.0)pts
Passenger breakeven load factor          45.3%      47.8%    (2.5)pts        45.8%        47.5%     (1.7)pts
Yield per revenue passenger mile      $   .342   $   .332     3.0%       $    .333    $    .332      0.3%
Revenue per available seat mile       $   .181   $   .178     1.7%       $    .175    $    .178     (1.7%)
Cost per available seat mile          $   .158   $   .162    (2.5%)      $    .156    $    .161     (3.1%)
Average passenger trip (miles)             266        275    (3.3%)            266          273     (2.6%)


For the Three Months Ended September 30, 1997 and 1996

For the quarter ended September 30, 1997, the Company experienced record levels of passenger enplanements, operating revenues and net income. Operating revenues increased to $80.3 million for the quarter ended September 30, 1997 compared to $75.8 million for the quarter ended September 30, 1996. Net income was $7.5 million or $.74 per share for the quarter ended September 30, 1997 compared to $5.0 million or $.50 per share for the quarter ended September 30, 1996.

Passenger revenues, which represented 83.3 percent of total operating revenues, increased 7.2 percent to $66.9 million for the quarter ended September 30, 1997 compared to $62.4 million or 82.4 percent of total operating revenues for the quarter ended September 30, 1996. The increase is attributable to a 4.0 percent increase in revenue passenger miles ("RPMs") as well as a 3.0 percent increase in yield per RPM. The increase in RPMs is primarily the result of improved traffic generated from an all cabin-class fleet. In addition, due to the acquisition of more Brasilia aircraft, the availability of more discount seats has generated greater passenger demand. In spite of the availability of more discount seats, yield per RPM increased 3.0 percent to $.342 for the quarter ended September 30, 1997 compared to $.332 for the quarter ended September 30, 1996. The increase in yield per RPM is primarily the result of a new method of prorating fares with Delta Air Lines, Inc. in the Los Angeles hub operations as well as general industry-wide fare increases. As a result, the revenue per available seat mile ("RASM") increased to $.181 for the quarter ended September 30, 1997 compared to $.178 for the quarter ended September 30, 1996.

The Company's passenger load factor decreased .6 points to 51.9 percent for the quarter ended September 30, 1997 compared to 52.5 percent for the quarter ended September 30, 1996. The slight reduction in load factor is due to the completion of the transition to an all cabin-class fleet whereby the Company acquired 15 new Brasilia aircraft, which has provided more seats in the markets served. Additionally, due to RASM increasing and cost per available seat mile ("CASM") decreasing, the spread between RASM and CASM increased 43.7 percent to 2.3 cents for the quarter ended September 30, 1997 compared to 1.6 cents for the quarter ended September 30, 1996.

Total operating expenses and interest increased .9 percent to $69.1 million for the quarter ended September 30, 1997 compared to $68.5 million for the quarter ended September 30, 1996. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 86.1 percent for the quarter ended September 30, 1997, from 90.3 percent for the comparable quarter ended September 30, 1996. For the quarter ended September 30, 1997, total airline operating expenses and interest (excluding nonairline expenses) were 87.4 percent of airline operating revenues compared to 91.0 percent for the quarter ended September 30, 1996. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily as a result of lower fuel expenses, airline operating costs per available seat mile (including interest expense)

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


decreased to $.158 for the quarter ended September 30, 1997 from $.162 for the comparable quarter ended September 30, 1996. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 24.9 percent for the quarter ended September 30, 1997 from 24.2 percent for the quarter ended September 30, 1996. The increase is primarily attributable to higher employee incentives based on increased profitability. The average number of full-time equivalent employees for the quarter ended September 30, 1997 was 2,194 compared to 2,175 for the quarter ended September 30, 1996. Salaries, wages and employee benefits per ASM increased to 4.5 cents for the quarter ended September 30, 1997 compared to 4.3 cents for the quarter ended September 30, 1996.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.7 percent for the quarter ended September 30, 1997 from 19.2 percent for the quarter ended September 30, 1996. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM in each of the quarters ended September 30, 1997 and 1996 was 3.4 cents.

Maintenance expense decreased as a percentage of airline operating revenues to
7.3 percent for the quarter ended September 30, 1997 compared to 7.8 percent for the quarter ended September 30, 1996. This decrease was the result of the acquisition and utilization of 15 new Brasilia aircraft which are more efficient than Metroliner aircraft and due to airline operating revenues increasing at a faster rate than maintenance expenses. Maintenance expense per ASM decreased slightly to 1.3 cents for the quarter ended September 30, 1997 from 1.4 cents for the quarter ended September 30, 1996.

Fuel costs decreased as a percentage of airline operating revenues to 10.3 percent for the quarter ended September 30, 1997 from 12.1 percent for the quarter ended September 30, 1996, primarily due to a decrease in the average fuel price per gallon to $.84 from $.93. Fuel costs per ASM decreased to 1.9 cents for the quarter ended September 30, 1997 from 2.2 cents for the quarter ended September 30, 1996.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 24.9 percent for the quarter ended September 30, 1997 from 26.6 percent for the quarter ended September 30, 1996. The decrease is due to airline operating revenues increasing at a faster rate than other expenses.

Nonairline revenues were consistent at $12.0 million for both quarters ended September 30, 1997 and 1996. However, nonairline expenses decreased 10.9 percent to $9.2 million for the quarter ended September 30, 1997 compared to $10.4 million for the quarter ended September 30, 1996. The decrease in expense is due to the following: 1) selling lower priced tour packages which have lower operating expenses associated with them, 2) a reduction in aircraft rental expenses for Twin Otter aircraft resulting from renegotiated leases and 3) a reduction in personnel related expenses which resulted from the average number of full-time equivalent employees decreasing to 279 for the quarter ended September 30, 1997 from 316 for the quarter ended September 30, 1996.

For the Six Months Ended September 30, 1997 and 1996

For the six months ended September 30, 1997, the Company experienced record levels of passenger enplanements, operating revenues and net earnings per share. Operating revenues increased to $152.4 million for the six months ended September 30, 1997 compared to $146.4 million for the six months ended September 30, 1996. Net income was $11.9 million or $1.17 per share for the six months ended September 30, 1997 compared to $9.8 million or $.98 per share for the six months ended September 30, 1996.

Passenger revenues, which represented 84.2 percent of total operating revenues, increased 5.1 percent to $128.3 million for the six months ended September 30, 1997 compared to $122.1 million or 83.4 percent of total operating revenues for the six months ended September 30, 1996. The increase is attributable to a 4.6 percent increase in RPMs as well as a .3 percent increase in yield per RPM. The increase in RPMs is primarily the result of improved traffic generated from an all cabin-class fleet. In addition, due to the acquisition of more Brasilia aircraft, the availability of more discount seats has generated greater passenger demand. In spite of the availability of more discount seats, yield per RPM increased slightly to $.333 for the six months ended September 30, 1997 compared to $.332 for the six months ended September 30, 1996. However, available seat miles ("ASMs") increased 6.8 percent resulting in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


a slight decrease in RASM to $.175 for the six months ended September 30, 1997 compared to $.178 for the six months ended September 30, 1996. Although RASM decreased for the six months ended September 30, 1997, the spread between RASM and CASM increased to 1.9 cents for the six months ended September 30, 1997 compared to 1.7 cents for the six months ended September 30, 1996.

The Company's load factor decreased 1.0 point to 51.3 percent for the six months ended September 30, 1997 compared to 52.3 percent for the six months ended September 30, 1996. The slight reduction in load factor is due to the completion of the transition to an all cabin-class fleet whereby the Company acquired 15 new Brasilia aircraft, which has provided more seats in the markets served.

Total operating expenses and interest increased 2.4 percent to $135.0 million for the six months ended September 30, 1997 compared to $131.9 for the six months ended September 30, 1996. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 88.6 percent for the six months ended September 30, 1997 from 90.1 percent for the six months ended September 30, 1996. For the six months ended September 30, 1997, total airline operating expenses and interest (excluding nonairline expenses) were
89.3 percent of airline operating revenues compared to 90.8 percent for the six months ended September 30, 1996. The improved margin is the result of increased passenger enplanements and operating revenue which has outpaced the increase in operating expenses. Primarily as a result of lower fuel expenses, airline operating costs per ASM (including interest expense) decreased to $.156 for the six months ended September 30, 1997 from $.161 for the six months ended September 30, 1996. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 24.9 percent for the six months ended September 30, 1997 from 24.3 percent for the six months ended September 30, 1996. The increase is primarily attributable to higher employee incentives based on increased profitability. The average number of full-time equivalent employees for the six months ended September 30, 1997 was 2,168 compared to 2,152 for the six months ended September 30, 1996. Salaries, wages and employee benefits per ASM increased slightly to 4.4 cents for the six months ended September 30, 1997 from
4.3 cents for the six months ended September 30, 1996.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 19.8 percent for the six months ended September 30, 1997 from 19.0 percent for the six months ended September 30, 1996. The increase is due to the higher average rents for Brasilia aircraft as compared to Metroliner aircraft. Aircraft cost per ASM increased slightly to
3.5 cents for the six months ended September 30, 1997 from 3.4 cents for the six months ended September 30, 1996.

Maintenance expense decreased as a percentage of airline operating revenues to
7.4 percent for the six months ended September 30, 1997 from 8.6 percent for the six months ended September 30, 1996. This decrease was the result of the acquisition and utilization of 15 new Brasilia aircraft which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased slightly to 1.3 cents for the six months ended September 30, 1997 from 1.4 cents for the six months ended September 30, 1996.

Fuel costs decreased as a percentage of airline operating revenues to 11.1 percent for the six months ended September 30, 1997 from 11.7 percent for the six months ended September 30, 1996, primarily due to a decrease in the average fuel price per gallon to $.85 from $.91. Fuel costs per ASM decreased to 1.9 cents for the six months ended September 30, 1997 from 2.1 cents for the six months ended September 30, 1996.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 25.3 percent for the six months ended September 30, 1997 from 26.2 percent for the six months ended September 30, 1996. The decrease is due to airline operating revenue increasing at a faster rate than other expenses.

Nonairline revenues decreased slightly to $21.2 million for the six months ended September 30, 1997 from $21.5 million for the six months ended September 30, 1996. The slight decrease is due to selling lower priced tour packages, as part of a competitive strategy, rather than higher priced premium tour packages. Nonairline expenses decreased 6.4 percent to $17.4 million for the six months ended September 30, 1997 from $18.6 million for the six months ended September 30, 1996. The decrease in expenses is due to the following: 1) selling lower priced tour packages which have lower operating expenses associated with them,
2) a reduction in aircraft rental expenses for Twin Otter aircraft resulting from renegotiated leases and 3) a reduction in personnel related expenses which resulted

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


from the average number of full-time equivalent employees decreasing to 283 for the six months ended September 30, 1997 from 311 for the six months ended September 30, 1996.

Liquidity and Capital Resources

The Company had working capital of $58.7 million and a current ratio of 2.3:1 at September 30, 1997 compared to working capital of $45.3 million and a current ratio of 2.0:1 at March 31, 1997. During the first six months of fiscal 1998, the Company invested $14.3 million in flight equipment, $5.9 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $3.6 million and paid cash dividends of $1.0 million. The principal sources of cash during the first six months of fiscal 1998 were $28.2 million provided by operating activities, $11.5 million of proceeds from long-term debt and $3.3 million from the sale of securities, property and equipment, and the issuance of common stock. These factors resulted in an $18.2 million increase in cash and cash equivalents.

At September 30, 1997, the Company's long-term debt to equity position was 29 percent debt and 71 percent equity compared to 28 percent debt and 72 percent equity at March 31, 1997.

The Company has options to acquire ten additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 1999. Options to acquire an additional ten Canadair Regional Jets have been obtained and are exercisable at any time with no expiration.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.25 percent at September 30, 1997.

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

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 4:  Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 12, 1997. The shareholders elected the following Board of Directors to serve for one year:

           Name                                   Shares Voted For
           ----                                   ----------------
           Jerry C. Atkin                            9,155,848
           Sidney J. Atkin                           9,156,014
           J. Ralph Atkin                            9,125,046
           Mervyn K. Cox                             9,154,111
           Ian M. Cumming                            9,154,759
           Steven F. Udvar-Hazy                      9,155,196
           Hyrum W. Smith                            9,152,261
           Henry J. Eyring                           9,154,404


The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1998 by a vote of 9,181,625 shares for and 8,370 against.

Item 6:  Exhibits and Reports on Form 8-K

a.       Exhibits - Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SKYWEST, INC.
                                        Registrant



November 10, 1997                       BY:  /s/  Bradford  R. Rich
                                           -------------------------------------
                                           Bradford R. Rich
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer