Form 10-K/A
period 1995-03-31
SKYWEST INC
filed 1998-01-15
CIK 793733

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] Amendment No. 1 to Annual Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1995

                                       or

[ ] Transition report under section 13 or 15(d) of the Securities Act of 1934 for the transition period from ______________________ to ______________________


                                  SKYWEST, INC.
        -----------------------------------------------------------------
              (Exact name of small business issuer in its charter)

          UTAH                      0-14719                  87-0292166
  ----------------------    -----------------------    ----------------------
     (State or other          (Commission File No.)         (IRS Employer
      jurisdiction                                       Identification No.)
    of incorporation)

                              444 SOUTH RIVER ROAD
                             ST. GEORGE, UTAH 84770
        -----------------------------------------------------------------
          (Address of principal executive offices, including zip code)


       Registrant's telephone number, including area code: (801) 634-3000


        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value


        Indicate by check mark whether the Registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ].

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 21, 1995, was approximately $225,796,638.

        As of June 21, 1995, there were 10,322,132 shares of Common Stock outstanding.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                       Documents Incorporated by Reference

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

================================================================================

                                 AMENDMENT NO. 1


        Pursuant to an Order Granting Application Under the Securities Exchange Act of 1934, as Amended, and Rule 24b-2 Thereunder Respecting Confidential Treatment dated September 6, 1995 (the "Order"), the Securities and Exchange Commission granted the application of the Registrant dated June 29, 1995, to preserve the confidential nature of certain portions (the "Confidential Portions") of Exhibit 10.16 ("Exhibit 10.16") to the Registrant's Annual Report on Form 10-K for the period ended March 31, 1995 (the "Form 10-K").

        Due to the expiration of the time period allowed the Registrant pursuant to the Order for confidential treatment of the Confidential Portions, the Registrant hereby amends the Form 10-K, solely for the purpose of refiling
Exhibit 10.16, including without limitation the Confidential Portions.


ITEM 14(c).  EXHIBITS.


                                                                 Incorporated      Filed
  Number                 Exhibit                                 by Reference    Herewith
  ------                 -------                                 ------------    --------
    3.1     Restated Articles of Incorporation.................       (1)

    3.2     Amended By-Laws...................................        (6)

    4.1     Articles IV and VI of Restated Articles of
            Incorporation describing the Common Shares and
            shareholders rights (included in Exhibit 3.1)             (1)

    4.2     Article II of the Amended By-Laws defining the
            rights of Common Shareholders (included in
            Exhibit 3.2)......................................        (6)

   10.1     SkyWest, Inc. Amended and Combined Incentive
            and Non-Statutory Stock Option Plan...............        (6)

   10.2     Delta Connection agreement dated January 13,
            1987 between Delta Air Lines, Inc. and
            SkyWest, Inc......................................        (2)

   10.3     Stock Option agreement dated January 28, 1987
            between Delta Air Lines, Inc. and SkyWest, Inc.           (2)

   10.4     Purchase Agreement No. 382 COI/85 dated
            December 27, 1985 between EMBRAER-
            Empresa Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc., as amended by Letter
            Supplement dated December 30, 1985 and an
            Amendment dated January 30, 1986..................        (1)

   10.5     Aircraft Lease dated December 29, 1986 between
            EFA Leasing Company and SkyWest Airlines,
            Inc. (N2698C).....................................        (3)

   10.6     Aircraft Lease dated December 29, 1986 between
            EFA Leasing Company and SkyWest Airlines,
            Inc. (N26974).....................................        (3)

   10.7     Aircraft Lease dated December 29, 1986 between
            EFA Leasing Company and SkyWest Airlines,
            Inc. (N2699Y).....................................        (3)

   10.10    Aircraft Lease dated October 31, 1988 between
            CIT Group/Capital Financing, Inc. and SkyWest
            Airlines, Inc. (N2720B, N27220, N2724S)...........        (4)

   10.11    Aircraft Lease dated December 12, 1988 between
            Heleasco Fourteen, Inc. and SkyWest Airlines,
            Inc. (N27240, N2726N, N2725D).....................        (4)

   10.12    Aircraft Lease dated April 10, 1989 between
            Wilmington Trust Company and SkyWest
            Airlines, Inc. (N27297, N27278, N2730P)...........        (5)

   10.13    Lease Agreement dated December 1, 1989
            between Salt Lake City Corporation and SkyWest
            Airlines, Inc.....................................        (7)

   10.14    Purchase Agreement No. DSP/AJV-30B/93 dated
            March 30, 1993 between EMBRAER-Empresa
            Brasileira de Aeronautica S.A. and SkyWest
            Airlines, Inc., as amended by a Letter of
            Supplement dated May 17, 1993.....................        (8)

   10.15    Purchase Agreement dated July 23, 1993
            between Bombardier Regional Aircraft Division
            and SkyWest Airlines, Inc.........................        (9)

   10.16    Purchase Agreement No. DSP/AJV-042/95 dated
            June 9, 1995 between EMBRAER-Empresa
            Brasileira de Aeronautica S.A. and SkyWest
            Airlines, Inc.....................................                       X

   10.17    SkyWest, Inc. 1995 Employee Stock Purchase
            Plan..............................................        (10)

   11.0     Computation of earnings per share.................        (10)

   13.1     Certain portions of the Annual Report to
            Shareholders for the year ended March 31, 1995,
            incorporated by reference into this report on
            Form 10-K.........................................        (10)

   22.1     Subsidiaries of the Registrant....................        (1)

   24.1     Consent of independent public accountants.........        (10)

----------------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.
(2) Incorporated by reference to Registrant's 10-Q filed for the quarter ended December 31, 1986.
(3) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1987.
(4) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1989.
(5) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1990.
(6) Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.
(7) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1992.
(8) Incorporated by reference to Registration Statement on Form S-2, File No. 33-61958.
(9) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1994.
(10) Filed previously with the Form 10-K.

                                   SIGNATURES


        Pursuant to the requirements of Rule 12b-15 promulgated under the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, as of June 25, 1997.


                                       SKYWEST, INC.



                                       By:  /s/ Jerry C. Atkin
                                           -------------------------------------
                                                Jerry C. Atkin
                                                Chairman, President and
                                                Chief Executive Officer