Form 10-Q
period 1997-12-31
SKYWEST INC
filed 1998-01-21
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


         (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 31, 1997

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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


                               Yes  X   No
                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at January 16, 1998
           -----                                 -------------------------------
Common stock, no par value                                 10,317,152

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.     Financial Statements:

                Condensed Consolidated Balance Sheets
                      as of December 31, 1997 and
                      March 31, 1997                                         3

                Condensed Consolidated Statements of
                      Income for the Three Months and Nine
                      Months Ended December 31, 1997 and 1996                5

                Condensed Consolidated Statements of
                      Cash Flows for the Nine Months Ended
                      December 31, 1997 and 1996                             6

                Notes to Condensed Consolidated Financial
                      Statements                                             7

    Item 2.     Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                             8


Part II - Other Information


    Item 6.     Exhibits and Reports on Form 8-K                            12

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                     ASSETS

                                                  December 31,        March 31,
                                                      1997               1997
                                                  ------------        ---------
CURRENT ASSETS:
    Cash and cash equivalents                       $ 70,418          $ 37,786
    Available-for-sale securities                     17,887            17,970
    Receivables, net                                   7,185            10,851
    Inventories                                       11,343             9,987
    Prepaid aircraft rents                             4,646             8,612
    Other current assets                               4,910             5,089
                                                    --------          --------

        Total current assets                         116,389            90,295
                                                    --------          --------

PROPERTY AND EQUIPMENT:
    Aircraft and rotable spares                      181,167           171,239
    Buildings and ground equipment                    48,829            43,508
    Rental vehicles                                    3,488             3,291
                                                    --------          --------
                                                     233,484           218,038
    Less accumulated depreciation and
        amortization                                 (93,187)          (80,295)
                                                    --------          --------

                                                     140,297           137,743
                                                    --------          --------

OTHER ASSETS                                           4,247             4,860
                                                    --------          --------

                                                    $260,933          $232,898
                                                    ========          ========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                                 (In thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                   December 31,       March 31,
                                                       1997             1997
                                                   ------------       ---------
CURRENT LIABILITIES:
    Current maturities of long-term debt             $  8,429         $  6,399
    Trade accounts payable                             30,823           29,213
    Accrued salaries, wages and benefits                5,543            6,095
    Taxes other than income taxes                       1,482            1,537
    Air traffic liability                               1,382            1,488
    Fleet restructuring accrual                            --              290
                                                     --------         --------

        Total current liabilities                      47,659           45,022
                                                     --------         --------

LONG-TERM DEBT, less current maturities                51,248           47,337
                                                     --------         --------

DEFERRED INCOME TAXES PAYABLE                          19,485           15,987
                                                     --------         --------

STOCKHOLDERS' EQUITY:
    Common stock                                       91,392           89,146
    Retained earnings                                  71,434           55,691
    Treasury stock                                    (20,285)         (20,285)
                                                     --------         --------

        Total stockholders' equity                    142,541          124,552
                                                     --------         --------

                                                     $260,933         $232,898
                                                     ========         ========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                                       Three Months Ended                    Nine Months Ended
                                                          December 31,                          December 31,
                                                 ------------------------------        ------------------------------
                                                     1997               1996               1997               1996
                                                 -----------        -----------        -----------        -----------
OPERATING REVENUES:
    Passenger                                    $    65,472        $    55,684        $   193,783        $   177,768
    Freight                                              756              1,050              3,099              3,120
    Public service and other                             294                308                852                980
    Nonairline                                         6,744              6,609             27,949             28,171
                                                 -----------        -----------        -----------        -----------

      Total operating revenues                        73,266             63,651            225,683            210,039
                                                 -----------        -----------        -----------        -----------


OPERATING EXPENSES:
    Flying operations                                 26,765             26,587             78,550             75,536
    Aircraft, traffic and passenger service            9,933              9,563             28,464             27,234
    Maintenance                                        7,752              6,804             21,721             21,594
    Promotion and sales                                5,123              7,119             20,307             22,155
    Depreciation and amortization                      4,789              4,742             14,169             13,644
    General and administrative                         3,794              2,575             11,006              9,320
    Nonairline                                         7,358              7,997             24,763             26,615
                                                 -----------        -----------        -----------        -----------

      Total operating expenses                        65,514             65,387            198,980            196,098
                                                 -----------        -----------        -----------        -----------


OPERATING INCOME (LOSS)                                7,752             (1,736)            26,703             13,941
                                                 -----------        -----------        -----------        -----------


OTHER INCOME (EXPENSE):
    Interest expense                                    (467)              (311)            (2,037)            (1,507)
    Interest income                                    1,071                614              2,681              1,853
    Gain on sales of property and equipment              385                 98                541                339
                                                 -----------        -----------        -----------        -----------

      Total other income, net                            989                401              1,185                685
                                                 -----------        -----------        -----------        -----------


INCOME (LOSS) BEFORE (PROVISION) BENEFIT
  FOR INCOME TAXES                                     8,741             (1,335)            27,888             14,626

(PROVISION) BENEFIT FOR INCOME TAXES                  (3,319)               514            (10,611)            (5,623)
                                                 -----------        -----------        -----------        -----------

NET INCOME (LOSS)                                $     5,422        $      (821)       $    17,277        $     9,003
                                                 ===========        ===========        ===========        ===========

NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                          $      0.53        $     (0.08)       $      1.70        $      0.89
  Diluted                                               0.52              (0.08)              1.68               0.89

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
  Basic                                               10,207             10,096             10,179             10,073
  Diluted                                             10,427             10,114             10,297             10,104


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                         Nine Months Ended
                                                                            December 31,
                                                                      -----------------------
                                                                        1997           1996
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 17,277       $  9,003
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                       14,169         13,644
    Nonairline depreciation and amortization                             3,728          2,643
    Gain on sales of property and equipment                               (541)          (339)
    Maintenance expense related to disposition of rotable spares           565             82
    Increase in deferred income taxes                                    3,498          1,414
    Amortization of deferred credits                                        --         (1,614)
    Tax benefit from exercise of common stock options                       --             56
    Changes in operating assets and liabilities:
       Decrease in receivables                                           3,666          4,682
       Increase in inventories                                          (1,356)        (1,564)
       Decrease in other current assets                                  4,145          1,740
       Increase in trade accounts payable                                  521          1,979
       Increase (decrease) in other current liabilities                     78           (311)
                                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               45,750         31,415
                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale securities                                   83            628
    Acquisition of property and equipment:
       Aircraft and rotable spares                                     (17,259)        (7,611)
       Buildings and ground equipment                                   (5,383)        (3,609)
       Rental vehicles                                                  (2,146)        (2,850)
    Proceeds from sales of property and equipment                        4,880          1,538
    Decrease (increase) in other assets                                     46           (184)
                                                                      --------       --------
NET CASH USED IN INVESTING ACTIVITIES                                  (19,779)       (12,088)
                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                        11,500             --
    Issuance of common stock                                             2,246            708
    Payment of cash dividends                                           (1,526)        (1,308)
    Reduction of long-term debt                                         (5,559)        (4,797)
                                                                      --------       --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      6,661         (5,397)
                                                                      --------       --------
    Increase in cash and cash equivalents                               32,632         13,930
    Cash and cash equivalents at beginning of period                    37,786         24,529
                                                                      --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $ 70,418       $ 38,459
                                                                      ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                          $  1,962       $  1,431
    Income taxes                                                         5,757          3,944

            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




Note A - Consolidated Financial Statements

The Condensed Consolidated Financial Statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These Condensed Consolidated Financial Statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the Consolidated Financial Statements and the Notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998.


Note B - Available-for-sale Securities

Available-for-sale securities are carried at the lower of aggregate cost or market value.


Note C - Income Taxes

For the three and nine months ended December 31, 1997 and 1996, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company has recorded a net current tax asset of $2.4 million and a net noncurrent deferred tax liability of $19.5 million at December 31, 1997.

Note D - Net Income (Loss) Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share takes into consideration the effects of outstanding stock options outstanding. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                                      Three Months           Nine Months
                                                                                    Ended December 31,    Ended December 31,
                                                                                   -------------------   ------------------
                                                                                     1997       1996       1997       1996
                                                                                   -------     ------     ------     -----
                                                                                               (In thousands):
     Weighted average number of shares for basic net income
       per common share..........................................................   10,207     10,096     10,179     10,073
     Stock options...............................................................      220         18        118         31
                                                                                    ------     ------     ------     ------
     Weighted average number of shares for diluted net income per
       common share..............................................................   10,427     10,114     10,297     10,104
                                                                                    ======     ======     ======     ======



Note E - United Airlines Agreement

On July 23, 1997, SkyWest Airlines, Inc. ("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, Phoenix and various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. The related financial impact for the quarter and nine months ended December 31, 1997, has been included in the accompanying Condensed Consolidated Financial Statements. At the same time, SkyWest has also reaffirmed its Delta Air Lines, Inc. ("Delta") marketing agreement with a modification to its Delta Connection contract which allows for a reduced number of SkyWest flights at Los Angeles which is more consistent with the current level of Delta flights into and out of Los Angeles. The modified agreement also strengthens SkyWest's relationship with Delta in Salt Lake City. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest will operate as the United Express carrier at United's San Francisco hub, beginning June 1, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

                                                                         Airline Operating Data
                                        ------------------------------------------------------------------------------------------
                                                   Three Months Ended                              Nine Months Ended
                                                      December 31,                                    December 31,
                                        ----------------------------------------       -------------------------------------------
                                          1997            1996         % Change           1997            1996           % Change
                                        -------         -------       ----------       ---------       ---------        ----------
Passengers carried                      781,034         639,599         22.1%          2,228,741       1,986,371         12.2%
Revenue passenger miles (000s)          182,645         172,235          6.0%            567,437         540,043          5.1%
Available seat miles (000s)             363,137         351,044          3.4%          1,113,486       1,053,935          5.7%
Passenger load factor                      50.3%           49.1%         1.2 pts            51.0%           51.2%        (0.2) pts
Passenger breakeven load factor            44.2%           49.4%        (5.2) pts           45.3%           48.2%        (2.9) pts
Yield per revenue passenger mile           35.8c           32.3c        10.8%               34.2c           32.9c         4.0%
Revenue per available seat mile            18.3c           16.2c        13.0%               17.8c           17.3c         2.9%
Cost per available seat mile               16.1c           16.4c        (1.8%)              15.8c           16.2c        (2.5%)
Average passenger trip (miles)              234             269        (13.0%)               255             272         (6.3%)


Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

For the three months ended December 31, 1997, the Company enplaned a record number of passengers and reported record consolidated net income of $5.4 million, or $0.52 diluted net income per share, compared to a net loss of ($0.8) million or ($0.08) net loss per share for the three months ended December 31, 1996. Consolidated operating revenues increased 15.0 percent to $73.3 million for the three months ended December 31, 1997, compared to $63.7 million for the three months ended December 31, 1996.

Passenger revenues, which represented 89.4 percent of total consolidated operating revenues, increased 17.6 percent to $65.5 million for the three months ended December 31, 1997, compared to $55.7 million or 87.5 percent of total consolidated operating revenues for the three months ended December 31, 1996. The increase was primarily the result of a 6.0 percent increase in revenue passenger miles ("RPMs") as well as a 10.8 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997 which resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. Additionally, the Company acquired a state-of-the-art revenue management and control system which utilizes historical booking data and trends to optimize revenue. These factors combined have resulted in an increase in revenue per available seat mile to 18.3c for the three months ended December 31, 1997, compared to 16.2c for the same period ended December 31, 1996.

Management has continued its efforts to reduce airline operating costs per available seat mile and as a percentage of airline revenues. For the three months ended December 31, 1997, total operating expenses and interest were 87.8 percent of airline operating revenues compared to 101.2 percent for the quarter ended December 31 1996.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 27.5 percent for the three months ended December 31, 1997, from 26.1 percent for the three months ended December 31, 1996. The average number of full-time equivalent employees for the three months ended December 31, 1997 was 1,947, compared to 1,859 for the three months ended December 31, 1996. The increase in the number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages, and employee benefits per ASM increased to 4.7c for the three months ended December 31, 1997, compared to 4.2c for the three months ended December 31, 1996, primarily due to increased employee incentives and profit sharing.

Aircraft expenses, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 21.2 percent for the three months ended December 31, 1997, from 22.8 percent for the three months ended December 31, 1996. Aircraft costs per ASM decreased slightly to 3.6c for the three months ended December 31, 1997, compared to 3.7c for the three months ended December 31, 1996.

Maintenance expense increased as a percentage of airline operating revenues to
8.8 percent for the three months ended December 31, 1997, compared to 8.3 percent for the three months ended December 31, 1996. This increase was attributed to jet aircraft coming off warranty resulting in the Company expending more on parts and repairs. Maintenance expense per ASM increased to 1.5c for the three months ended December 31, 1997, compared to 1.4c for the three months ended December 31, 1996.

Fuel expenses decreased as a percentage of airline operating revenues to 12.2 percent for the three months ended December 31, 1997, from 14.2 percent for the three months ended December 31, 1996, due primarily to a decrease in the average fuel price per gallon to $0.83 from $1.00. Fuel expenses per ASM decreased to 2.1c for the three months ended December 31, 1997, compared to 2.3c for the three months ended December 31, 1996.

Other expenses, consisting primarily of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 23.6 percent for the three months ended December 31, 1997, from 29.3 percent for the three months ended December 31, 1996. The decrease is due primarily to SkyWest not incurring certain commissions on contract-related passenger revenues.

Nonairline revenues, generated from the operations of Scenic Airlines, Inc. ("Scenic") and National Parks Transportation, Inc. ("NPT"), increased 2.0 percent to $6.7 million for the three months ended December 31, 1997 from $6.6 million for the three months ended December 31, 1996. Nonairline expenses decreased 8.0 percent to $7.4 million for the three months ended December 31, 1997 from $8.0 million for the three months ended December 31, 1996. The decrease in expense is primarily due to the renegotiation of aircraft leases. Additionally, the average number of full-time equivalent employees decreased to 261 for the three months ended December 31, 1997 from 301 for the three months ended December 31, 1996.

Nine Months Ended December 31, 1997 Compared To Nine Months Ended December 31, 1996

     For the nine months ended December 31, 1997, SkyWest enplaned a record number of passengers and the Company reported record consolidated net income of $17.3 million, or $1.68 diluted net income per share, compared to $9.0 million, or $0.89 per share, for the nine months ended December 31, 1996. Consolidated operating revenues increased 7.4 percent to a record $225.7 million for the nine months ended December 31, 1997, compared to $210.0 million for the comparable period in 1996.

     Passenger revenues, which represented 85.9 percent of total consolidated operating revenues, increased 9.0 percent to $193.8 million for the nine months ended December 31, 1997, compared to $177.8 million or 84.6 percent of total consolidated operating revenues for the nine months ended December 31, 1996. The increase resulted primarily from a 5.1 percent increase in RPMs as well as a 4.0 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997 which resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. Additionally, SkyWest acquired a new state-of-the-art revenue management and control system which utilizes historical booking data and trends to optimize revenue. The combination of these factors was principally responsible for an increase in revenue per ASM to 17.8c for the nine months ended December 31, 1997, compared to 17.3c for the same period of 1996.

     Management has continued its efforts to reduce airline operating costs per ASM and as a percentage of airline operating revenues. For the nine months ended December 31, 1997, total airline expenses and interest were 88.8 percent of airline operating revenues compared to 94.0 percent for the nine months ended December 31, 1996.

     Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 25.2 percent for the nine months ended December 31, 1997, from 24.8 percent for the nine months ended December 31, 1996. The average number of full-time equivalent employees for the nine months ended December 31, 1997, was 1,916 compared to 1,847 for the nine months ended December 31, 1996. The increase in number of personnel was due to hiring flight attendants and customer service personnel to support increased operations. Salaries, wages and employee benefits per ASM increased slightly to 4.5c for the nine months ended December 31, 1997, compared to 4.3c for the nine months ended December 31, 1996, due primarily to increased employee incentives and profit sharing.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


     Aircraft expenses, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 19.8 percent for the nine months ended December 31, 1997, from 20.2 percent for the nine months ended December 31, 1996. Aircraft costs per ASM were consistent at 3.5c for the nine months ended December 31, 1997 and 1996.

     Maintenance expense decreased as a percentage of airline operating revenues to 7.7 percent for the nine months ended December 31, 1997, from 8.5 percent for the nine months ended December 31, 1996. This decrease resulted primarily from the acquisition and utilization of 15 new Brasilia aircraft, which are more efficient than Metroliner aircraft. Maintenance expense per ASM decreased slightly to 1.4c for the nine months ended December 31, 1997, from 1.5c for the nine months ended December 31, 1996.

     Fuel expenses decreased as a percentage of airline operating revenues to
11.2 percent for the nine months ended December 31, 1997, from 12.4 percent for the nine months ended December 31, 1996, due primarily to a decrease in the average fuel price per gallon to $0.85 from $0.94. Fuel expenses per ASM decreased to 2.0c for the nine months ended December 31, 1997, from 2.1c for the nine months ended December 31, 1996.

     Other expenses, consisting primarily of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 24.2 percent for the nine months ended December 31, 1997, from 27.2 percent for the nine months ended December 31, 1996. The decrease is due primarily to SkyWest not incurring certain commissions on contract-related passenger revenues.

     Nonairline revenues, generated from the operations of Scenic and NPT, decreased 0.8 percent to $27.9 million for the nine months ended December 31, 1997 from $28.2 million for the nine months ended December 31, 1996. Nonairline expenses and interest decreased 4.4 percent to $25.4 million for the nine months ended December 31, 1997, compared to $26.6 million for the nine months ended December 31, 1996. The decrease was due to implementation of cost control measures and the restructuring of the financing of flight equipment and facilities.

Liquidity and Capital Resources

     The Company had working capital of $68.7 million and a current ratio of 2.4:1 at December 31, 1997, compared to working capital of $45.3 million and a current ratio of 2.0:1 at March 31, 1997. During the first nine months of fiscal 1998, the Company invested $17.3 million in flight equipment, $7.5 million in buildings, ground equipment and other fixed assets, reduced long-term debt by $5.6 million and paid cash dividends of $1.5 million. The principal sources of cash during the first nine months of fiscal 1998 were $45.8 million provided by operating activities, $11.5 million of proceeds from long-term debt and $7.3 million from the sale of marketable securities, property and equipment, and the issuance of common stock resulting from exercises of employee stock options. These factors resulted in a $32.6 million increase in cash and cash equivalents from $37.8 million as of March 31, 1997 to $70.4 million as of December 31, 1997.

     SkyWest has options to acquire ten additional Brasilias and ten additional CR's at fixed prices (subject to cost escalation and delivery schedules). The Brasilia options are exercisable through fiscal 1999 and the CRJ Options are exercisable at any time with no expiration.

     In connection with SkyWest's expansion into San Francisco, SkyWest expects to acquire an additional 17 Brasilias, related spare parts inventory and support facilities and equipment. Depending upon the outcome of current aircraft acquisition negotiations, SkyWest expects to acquire a combination of new and used Brasilias. The deliveries are expected to be scheduled between February and June 1998. The Company also anticipates that SkyWest will incur costs of approximately $12.0 million associated with the acquisition of additional ground and maintenance facilities, support equipment and spare parts inventory related to the San Francisco expansion.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



     Depending in large part upon the outcome of current aircraft acquisition negotiations, the mix of new and used Brasilia aircraft, as well as the state of the aircraft financing market at the time, management will determine whether to purchase these Brasilia aircraft or acquire the aircraft through third-party, long-term loans or lease arrangements.

     SkyWest has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 1997, SkyWest leased 44 SkyWest aircraft and eight Scenic aircraft under leases with an average remaining term of approximately 9.6 years. Future minimum lease payments due under all long-term operating leases were approximately $457.4 million at December 31, 1997.

     At December 31, 1997, the Company had outstanding long-term debt, including current maturities, of approximately $59.7 million. Of the long-term debt, $48.8 million was incurred in connection with the acquisition of Brasilia aircraft and is subject to subsidy payments through the export support program of the Federative Republic of Brazil. The interest rates on $11.0 million of the $48.8 million of long-term debt are floating based on one month and three month LIBOR. The subsidy payments reduced the stated interest rates on the $48.8 million of long-term debt to an average effective rate of approximately 4.0 percent as of December 31, 1997. The debt is payable in either quarterly or semi-annual installments through January 2006. The remaining $10.9 million of long-term debt was incurred to purchase ten VistaLiner aircraft operated by Scenic. These ten aircraft were previously financed under long-term operating lease arrangements and were purchased in October 1997.

     The Company spent approximately $13.3 million for nonaircraft capital expenditures during the nine months ended December 31, 1997, consisting primarily of aircraft engine overhauls, aircraft modifications to be made pursuant to industry-wide FAA directives, buildings and ground equipment and rental vehicles.

     The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.25 percent at December 31, 1997. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditure, lease payment and debt service requirements for at least the next 12 months.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.



Item 6:

a.       Exhibits - Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1997.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SKYWEST, INC.
                                    Registrant



January 21, 1998                    BY: /s/ Bradford R. Rich
                                        -------------------------------------
                                        Bradford R. Rich
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer