Form 10-K
period 1998-05-31
SKYWEST INC
filed 1998-06-26
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended March 31, 1998

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from __________ to __________


Commission File No. 0-14719

                                  SKYWEST, INC.

Incorporated under the Laws of Utah                             87-0292166
                                                           (IRS Employer ID No.)

                              444 South River Road
                             St. George, Utah 84790
                                 (435) 634-3000

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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 16, 1998, was approximately $431,886,095.

        As of June 16, 1998, there were 24,141,320 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1998, are incorporated by reference in Part II as specified.

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 1998 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                                  SKYWEST, INC.

                       FISCAL 1998 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I


                                                                                   Page No.
                                                                                   --------
Item 1.  Business.....................................................................1
Item 2.  Properties...................................................................6
Item 3.  Legal Proceedings............................................................7
Item 4.  Submission of Matters to a Vote of Security Holders..........................7

                                     PART II

Item 5.  Market for Registrant's Common Stock and
           Related Stockholder Matters................................................7
Item 6.  Selected Financial Data......................................................8
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................................8
Item 8.  Financial Statements and Supplementary Data..................................8
Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure..........8

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...........................8
Item 11. Executive Compensation.......................................................8
Item 12. Security Ownership of Certain Beneficial
           Owners and Management......................................................8
Item 13. Certain Relationships and Related Transactions...............................8

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K........................................................9

                                     PART I

ITEM 1.  BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest provides passenger and air freight service and completes over 880 daily flights. Pursuant to a joint marketing and code sharing agreement with Delta Airlines, Inc. ("Delta"), SkyWest operates as a Delta Connection in certain SkyWest markets. In October 1995, SkyWest entered into a marketing and code sharing agreement with Continental Airlines, Inc. ("Continental") which allows SkyWest to operate as a Continental Connection in certain markets in and out of Los Angeles. Effective October 1, 1997, SkyWest entered into a new code-sharing agreement ("United Express Agreement") with United Airlines, Inc. ("United") and began operating as United Express in Los Angeles, California. On January 19, 1998, SkyWest executed an addendum to the United Express Agreement to provide service as United Express in San Francisco, California, which began June 1, 1998. On February 9, 1998, SkyWest executed an addendum to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. Prior to October 1, 1998, 97 percent of SkyWest's traffic was carried under the DL code and 3 percent was carried under the CO code. In addition, all of SkyWest's flights operated under the DL code and certain flights operating in and out of Los Angeles operated under both DL and CO codes. As of May 31, 1998, 42 percent of SkyWest's traffic was carried under the DL code, 57 percent was carried under the UA code and 1 percent was carried under the CO code. Additionally, 42 percent of SkyWest's flights operated under the DL and CO codes and 58 percent operated under the UA code. SkyWest will no longer provide service as a Continental Connection effective July 15, 1998. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. SkyWest currently operates a fleet of 69 turboprop aircraft and 10 regional jet aircraft.

Founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased at a compounded annual growth rate of 13 percent, from $182.9 million in fiscal 1994 to $297.1 million in fiscal 1998. Total passengers carried by SkyWest have increased from approximately 1,731,000 to approximately 2,989,000 over the same period. In fiscal 1998, the Company achieved record levels of passengers carried, record consolidated operating revenues of $297.1 million, and net income increased 117 percent to $21.9 million or $1.04 per diluted share. All references in this Form 10-K give affect to a stock dividend of one share for each share outstanding declared May 20, 1998.

The Company, through two wholly-owned subsidiaries, is also engaged in various other transportation related businesses. Scenic Airlines, Inc. ("Scenic") provides air tours and general aviation services to the scenic regions of Northern Arizona and Southern Utah and operates 36 aircraft. National Parks Transportation, Inc. ("NPT") provides car rental services through a fleet of Avis vehicles located at six airports. In fiscal 1998, Scenic and NPT together accounted for approximately 11.0 percent of the Company's consolidated operating revenues.

JOINT MARKETING AND CODE SHARING AGREEMENTS

SkyWest's Code-Sharing Agreements with Delta, United and Continental authorize SkyWest to use two-letter flight designator codes ("DL," "UA" and "CO," respectively) to identify its flights and fares in major central reservation systems, to paint its aircraft with the colors and/or logos of its code-sharing partners and to market and advertise its status as the Delta Connection, United Express or Continental Connection carrier. The Code-Sharing Agreements either allocate to SkyWest a portion of the total passenger fare on a formula or other basis, subject to periodic adjustments, or provide for payments for contracted flying on a per departure basis with incentives related to number of passengers carried and customer service. SkyWest's passengers participate in the frequent flyer programs of its code-sharing partners. Under the Code-Sharing Agreements, Delta, United and Continental provide additional services to SkyWest, including providing reservation services and ticket stock, issuing tickets, providing ground support services and gate access and coordinating cooperative marketing, advertising and other promotional efforts. SkyWest pays negotiated fees to its code-sharing partners for services provided.

The significant terms of each of the Code-Sharing Agreements are as follows:

Delta. SkyWest has operated as the Delta Connection at Delta's Salt Lake City and Los Angeles hubs since 1987. The Delta Agreement was revised in 1990 and modified effective April 1, 1997, to facilitate interline connections in Salt Lake City and Los Angeles, to adjust proration formulas (the portion of the passenger fare allocated to SkyWest) and to permit SkyWest to seek other code-sharing relationships in Los Angeles. The Delta Agreement continues until April 2002, but is subject to earlier termination under various circumstances, including upon 180 days' advance notice by either party for any or no reason. The Delta Agreement was modified in April 1997, to be noncancellable (except for cause) for a two-year period. Delta currently owns approximately 13.0 percent of the outstanding Common Stock, which was acquired under the Delta Option Agreement entered into in 1987, concurrently with the Delta Agreement.

United. On October 1, 1998, SkyWest and United entered into a United Express Agreement pursuant to which SkyWest became a United Express carrier at United's Los Angeles hub. In January 1998, SkyWest and United also entered into an addendum to the United Express Agreement, pursuant to which SkyWest would become the United Express carrier at United's San Francisco hub, which began June 1, 1998. In February 1998, SkyWest and United entered into an amendment to the United Express Agreement, pursuant to which SkyWest would become the United Express carrier in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998.

Under the United Express Agreement, SkyWest currently operates flights in Los Angeles city pairs on a contract basis; i.e., United pays SkyWest a flat rate per flight departure, an additional amount per passenger and per passenger incentives based upon on-time performance, flight completion rates and number of passengers carried measured against agreed upon objectives. United controls scheduling, ticketing, pricing and seat inventories in these city pairs. SkyWest also operates as a United Express carrier in certain city pairs where SkyWest receives no contract payments and United controls scheduling, inventory and pricing. United must also concur in any marketing or code-sharing relationships with any other carrier with respect to operations covered by the United Express Agreement. United has consented to SkyWest's Code-Sharing Agreement with Delta in designated city pairs in Los Angeles.

The term of the United Express Agreement is for five years ending in September 2002, with respect to operations in Los Angeles and for ten years, ending in May 2008, with respect to operations in San Francisco and the Pacific Northwest, subject to termination by United upon 180 days' prior notice. United may, however, terminate the United Express Agreement for cause upon 30 days' written notice.

Continental. SkyWest entered into a Code-Sharing Agreement with Continental in October 1996, which provided for service to selected California markets. The Continental agreement expired in October 1997. SkyWest has continued to operate as the Continental Connection without an agreement, but on the same terms as provided in the expired agreement. SkyWest will no longer provide service as a Continental Connection effective July 15, 1998.

ROUTES

Operating from its hubs in Los Angeles, Salt Lake City, San Francisco, Portland and Seattle/Tacoma, SkyWest serves approximately 64 cities in 13 states and Canada with approximately 880 scheduled daily flights.

The following table identifies the cities served by SkyWest as of June 16, 1998:

   ARIZONA:                       Santa Rosa                   Portland
      Tucson                      Visalia                      Redmond
      Yuma                     COLORADO:                    SOUTH DAKOTA:
   CALIFORNIA:                    Colorado Springs             Rapid City
      Bakersfield                 Grand Junction            UTAH:
      Burbank                  IDAHO:                          Cedar City
      Carlsbad                    Boise                        Salt Lake City
      Chico                       Idaho Falls                  St. George
      Cresent City                Pocatello                    Vernal
      Eureka/Arcata               Sun Valley                WASHINGTON:
      Fresno                      Twin Falls                   Bellingham
      Imperial/El Centro       MONTANA:                        Pasco
      Inyokern                    Billings                     Seattle
      Los Angeles                 Bozeman                      Yakima
      Merced                      Butte                     WYOMING:
      Modesto                     Helena                       Casper
      Monterey                    Missoula                     Cody
      Ontario                     West Yellowstone             Jackson Hole
      Orange County            NEBRASKA:                    CANADA:
      Oxnard                      Omaha                        Vancouver B.C.
      Palm Springs             NEW MEXICO:
      Redding                     Albuquerque
      Sacramento               NEVADA:
      San Diego                   Elko
      San Francisco               Las Vegas
      San Jose                    Reno
      San Luis Obispo          OREGON:
      Santa Barbara               Eugene
      Santa Maria                 Medford

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest and Scenic, are subject to regulation by the DOT, the FAA and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates, approval of personnel who may engage in flight, maintenance or operations activities, record keeping procedures in accordance with FAA requirements, and FAA approval of flight training and retraining programs. The DOT and the FAA, as well as other governmental agencies regulating SkyWest and Scenic, enforce their regulations through, among other mechanisms, (i) certifications, which are necessary for SkyWest's and Scenic's continued operations, and (ii) proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that the FAA believes might present a safety hazard.

SkyWest and Scenic management believe they are operating in compliance with FAA regulations and holds all necessary operating and air worthiness certificates and licenses. SkyWest and Scenic incur substantial costs in maintaining its current certifications and otherwise complying with laws, rules and regulations to which they are subject. SkyWest and Scenic flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest and Scenic do not operate at any airports where landing slots are restricted.

All air carriers are required to comply with federal law and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest and Scenic are also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. Management believes that SkyWest and Scenic are in compliance in all material respects with these laws and regulations.

COMPETITION AND ECONOMIC CONDITIONS

The airline industry is highly competitive. SkyWest not only competes with other regional airlines, some of which are owned by or are operated as code-sharing partners of major airlines, but also faces competition from major airlines on certain routes. SkyWest is the dominant regional airline operating out of the Salt Lake City International Airport; however, Southwest Airlines Co., a national low fare airline, also operates out of the Salt Lake City International Airport, which results in significant price competition at the Salt Lake City hub. Competition in the Southern California markets, which are serviced by SkyWest from its hub in Los Angeles, is particularly intense, with a large number of carriers in these markets. In its markets serviced from LAX, SkyWest's principle competitors include Wings West, Inc. (operating as "American Eagle"), Trans States Airlines, Inc. (operating as "US Air Express" and "Trans World Express"). SkyWest believes its principle competitor in San Francisco will be Trans States Airlines, Inc. (operating as "US Air Express"). In its Pacific Northwest markets, SkyWest's principal competitor is Horizon Air Industries, Inc. (operating as "Horizon Airlines").

Certain of SkyWest's competitors are larger and have significantly greater financial and other resources than SkyWest. Moreover, federal deregulation of the industry allows competitors to rapidly enter SkyWest's markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. Negative economic conditions may have a material adverse affect on regional airlines, including SkyWest.

EMPLOYEES

As of June 16, 1998, the Company employed 2,966 full-time equivalent employees consisting of 1,063 pilots and flight attendants, 360 maintenance personnel, 1,234 customer service personnel, 74 reservation and marketing personnel, and 235 employees engaged in accounting, administration and other functions. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

YEAR 2000 COMPLIANCE

The Company is currently modifying computer systems and application programs for year 2000 compliance, with project completion scheduled for March 31, 1999. The Company believes that the cost to modify its systems or applications will not have a material effect on its financial position or results of operations. Any expenditures will be funded through operating cash flows while any costs for new software will be capitalized and amortized over the software's useful life. Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company can not give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely on would include: Federal Aviation Administration Air Traffic Control, computer reservation systems for travel agent sales as well as Delta and United reservation, passenger check-in and ticketing systems. The Company's business, financial condition and/or results of operations could be materially adversely affected by the failure of its system and applications or those operated by others.

SEASONALITY

As is common in the airline industry, SkyWest's operations are favorably affected by increased travel, historically occurring in the summer months and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months. However, SkyWest does expect some mitigation of the historical seasonal trends due to an increase in the portion of its operations in contract flying with United. Scenic's business is also seasonal in nature. A large percentage of Scenic's passengers are tourists visiting the Las Vegas and Grand Canyon areas during the summer months.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains various forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

ITEM 2.  PROPERTIES


FLIGHT EQUIPMENT

As of June 16, 1998, SkyWest owned or leased the following types of aircraft:


                                  NUMBER OF                    SCHEDULED      AVERAGE
                                   AIRCRAFT                     FLIGHT    CRUISING AVERAGE
                              ----------------     PASSENGER     RANGE          SPEED           AGE
TYPE OF AIRCRAFT              OWNED     LEASED     CAPACITY     (MILES)         (MPH)         (YEARS)
----------------              -----     ------     ---------    -------         -----         -------
Brasilia...................    16         53          30          300            300            5.1
Canadair Regional Jet......     -         10          50          850            530            3.6


SkyWest's aircraft are turboprop and jet pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet. SkyWest operates ten of these aircraft on stage lengths up to 850 miles.

During fiscal 1998 SkyWest entered into an agreement to purchase 20 new Brasilia aircraft, related spare parts inventory and support equipment. Two of these aircraft were delivered prior to March 31, 1998. At March 31, 1998, SkyWest had agreed to purchase 18 Brasilia aircraft, related spare parts and support equipment at an aggregate cost of approximately $144.0 million, including estimated cost escalations. SkyWest also has options to acquire 40 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 2000 and options to acquire an additional ten CRJs, exercisable at any time. In connection with SkyWest's expansion in Los Angeles, San Francisco and the Pacific Northwest, SkyWest expects to acquire an additional 14 used Brasilias for a total of 34 new and used aircraft. SkyWest also anticipates that it will incur costs of approximately $24.0 million associated with the acquisition of additional ground and maintenance facilities, support equipment and spare parts inventory related to its expansion.

GROUND FACILITIES

Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California, Salt Lake City, Utah, and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities to support SkyWest's growing hub operations. The facility was constructed and is owned by the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. SkyWest also leases, under an operating lease arrangement over a five year term, a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. SkyWest leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 27 of the 64 airports it serves.

Scenic owns a new terminal and hangar facility in Page, Arizona consisting of 11,500 square feet of office and terminal space and 22,000 square feet of maintenance hangar space. Scenic also leases, under an operating lease arrangement over a five year term, a new terminal and hanger facility in Las Vegas, Nevada consisting of 39,500 square feet of office and terminal space and 28,500 square feet of maintenance hanger space.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1998.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 16, 1997, there were approximately 1,051 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.

                                      Fiscal 1998              Fiscal 1997
                                      -----------              -----------
           Quarter                 High         Low         High          Low
           -------                ------       ------       -----        -----
           First                  $ 8.50       $ 6.00       $9.88        $6.63
           Second                  10.32         7.69        9.13         7.06
           Third                   14.81        10.13        7.82         6.32
           Fourth                  21.06        14.75        7.19         6.00


The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah. On May 5, 1998, the Company's Board of Directors declared a 100 percent stock dividend (one share for each share outstanding) payable to stockholders of record on May 20, 1998. The dividend was distributed on June 8, 1998. The Company paid cash in lieu of issuing fractional shares. All common shares and per share information included and incorporated by reference in this Form 10-K have been retroactively adjusted to reflect this stock dividend.

On May 5, 1998, the Company's Board of Directors declared a regular quarterly cash dividend of $.03 per share payable to stockholders of record on June 30, 1998, distributable July 15, 1998.

During fiscal 1997, the Board of Directors declared a special dividend of $.04 per share. Thereafter the Board of Directors declared three regular quarterly dividends of $.025 each quarter.

ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page one of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 12 through 16 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 17 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

All items in Part III are incorporated by reference to the Company's Proxy Statement for its 1998 annual stockholders meeting to be held August 11, 1998, to be filed with the Commission.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.         "Certain Relationships and
                                                                   Related Transactions"

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



    (a)    Documents Filed:

           1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 1998, are incorporated herein by reference in Item 8 of the Form 10-K.

              - Report of independent public accountants

              - Consolidated balance sheets as of March 31, 1998 and 1997

              - Consolidated statements of income for the years ended March 31,
                1998, 1997 and 1996

              - Consolidated statements of stockholders' equity for the years ended March 31, 1998, 1997 and 1996

              - Consolidated statements of cash flows for the years ended March
                31, 1998, 1997 and 1996

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

    (b)    Reports on Form 8-K.

           The Company filed two reports on Form 8-K during the quarter ended March 31, 1998, dated January 21, 1998 and February 11, 1998.

    (c)    Exhibits.


                                                                     Incorporated by     Filed
Number                            Exhibit                               Reference       Herewith
------                            -------                               ---------       --------
 3.1       Restated Articles of Incorporation..............................(1)

 3.2       Amended By-Laws.................................................(3)

 4.1       Articles IV and VI of Restated Articles of
           Incorporation describing the Common Shares
           and shareholders rights (included in
           Exhibit 3.1)....................................................(1)

 4.2       Article II of the Amended By-Laws defining the
           rights of Common Shareholders (included in
           Exhibit 3.2)....................................................(3)

10.1       SkyWest, Inc. Amended and Combined Incentive and
           Non-Statutory Stock Option Plan.................................(3)

10.2       Delta Connection agreement dated January 13, 1987
           between Delta Air Lines, Inc. and SkyWest
           Airlines, Inc...................................................(2)

10.3       Stock Option agreement dated January 28,
           1987 between Delta Air Lines, Inc. and
           SkyWest, Inc....................................................(2)

10.4       Lease Agreement dated December 1,1989 between
           Salt Lake City Corporation and SkyWest Airlines,
           Inc.............................................................(4)

10.5       Purchase Agreement dated July 23,1993 between
           Bombardier Regional Aircraft Division and
           SkyWest Airlines, Inc...........................................(5)

10.6       SkyWest, Inc. 1995 Employee
           Stock Purchase Plan.............................................(6)

10.7       United Express Agreement dated October 1, 1997 and
           subsequent amendments dated January 15, 1998 and
           February 9, 1998................................................(7)

10.8       Purchase Agreement No. GCT-008/98 dated
           March 26, 1998 between Embraer-Empresa
           Brasileira de Aeronautica S.A. and SkyWest Airlines, Inc
           (portions of this Exhibit 10.8 have been omitted pursuant
           to a request for confidential treatment)........................................X

                                                                     Incorporated by     Filed
Number                            Exhibit                               Reference       Herewith
------                            -------                               ---------       --------
13.1       Certain portions of the Annual Report to Shareholders
           for the year ended March 31, 1998, are incorporated
           by reference into this report on Form 10-K......................................X

22.1       Subsidiaries of the Registrant..................................(1)

24.1       Consent of independent public accountants.......................................X

27         Financial Data Schedule.........................................................X


----------------

(1) Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.

(2) Incorporated by reference to Registrant's 10-Q filed for the quarter ended December 31, 1986.

(3) Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.

(4) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1992.

(5) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1994.

(6) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.

(7) Incorporated by reference to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998.

(d)     Financial Statement Schedule.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 20, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






/s/ Arthur Andersen LLP

Arthur Andersen LLP

Salt Lake City, Utah
May 20, 1998

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1998, 1997 AND 1996


                                                Additions
                                  Balance at    Charged To                      Balance
                                  Beginning     Costs and                        at End
       Description                 of Year      Expenses        Deductions      of Year
       -----------                ---------     ---------       ----------     ---------
Year Ended March 31, 1998:
  Allowance for obsolescence      $ 280,000     $      --       $ 100,000      $ 180,000
  Allowance for doubtful
    accounts receivable             103,978        77,728          57,943        123,763
                                  ---------     ---------       ---------      ---------
                                  $ 383,978     $  77,728       $ 157,943      $ 303,763
                                  =========     =========       =========      =========

Year Ended March 31, 1997:
  Allowance for obsolescence      $ 180,000     $ 100,000       $      --      $ 280,000
  Allowance for doubtful
    accounts receivable             221,345        44,686        (162,053)       103,978
                                  ---------     ---------       ---------      ---------
                                  $ 401,345     $ 144,686       $(162,053)     $ 383,978
                                  =========     =========       =========      =========

Year Ended March 31, 1996:
  Allowance for obsolescence      $ 180,000     $      --       $      --      $ 180,000
  Allowance for doubtful
    accounts receivable             215,262       150,150        (144,067)       221,345
                                  ---------     ---------       ---------      ---------
                                  $ 395,262     $ 150,150       $(144,067)     $ 401,345
                                  =========     =========       =========      =========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SKYWEST, INC.

                                          /s/ JERRY C. ATKIN
                                       By_____________________________
                                         Jerry C. Atkin
                                         Chairman, President and Chief
                                         Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

        Names                             Capacities                               Date
        -----                             ----------                               ----

/s/ JERRY C. ATKIN           Chairman of the Board, President and              June 16, 1998
------------------------           Chief Executive Officer
Jerry C. Atkin


/s/ SIDNEY J. ATKIN                 Vice Chairman of the Board                 June 16, 1998
------------------------                   and Director
Sidney J. Atkin

/s/ BRADFORD R. RICH                 Executive Vice President,                 June 16, 1998
------------------------     Chief Financial Officer and Treasurer
Bradford R. Rich                     (principal financial and
                                        accounting officer)

/s/ J. RALPH ATKIN
------------------------                     Director                          June 16, 1998
J. Ralph Atkin


/s/ MERVYN K. COX
------------------------                     Director                          June 16, 1998
Mervyn K. Cox


/s/ IAN M. CUMMING
------------------------                     Director                          June 16, 1998
Ian M. Cumming


/s/ STEVEN F. UDVAR-HAZY
------------------------                     Director                          June 16, 1998
Steven F. Udvar-Hazy


/s/ HENRY J. EYRING
------------------------                     Director                          June 16, 1998
Henry J. Eyring


/s/ HYRUM W. SMITH
------------------------                     Director                          June 16, 1998
Hyrum W. Smith