Form 10-Q
period 1998-06-30
SKYWEST INC
filed 1998-08-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


           [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 1998

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to___________

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


                              Yes [X]        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 4, 1998
            -----                               -----------------------------
   Common stock, no par value                            24,181,421

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
                  As of June 30, 1998 and
                  March 31, 1998                                                           3

             Condensed Consolidated Statements of
                  Income For the Three Months
                  Ended June 30, 1998 and 1997                                             5

             Condensed Consolidated Statements of
                  Cash Flows For the Three Months Ended
                  June 30, 1998 and 1997                                                   6

             Notes to Condensed Consolidated Financial
                  Statements                                                               7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                                    9


Part II - Other Information


    Item 5.       Other Information                                                       14

    Item 6.       Exhibits and Reports on Form 8-K                                        14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                                     ASSETS

                                               June 30,           March 31,
                                                1998                1998
                                              ---------           ---------
CURRENT ASSETS:
   Cash and cash equivalents                  $ 118,468           $ 139,772
   Available-for-sale securities                 14,441              14,627
   Receivables, net                              15,643              10,699
   Inventories                                   13,776              11,200
   Prepaid aircraft rents                         9,618              12,145
   Other current assets                           5,239               4,358
                                              ---------           ---------

      Total current assets                      177,185             192,801
                                              ---------           ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares                  219,890             185,712
   Deposits on aircraft                           5,800                  --
   Buildings and ground equipment                46,036              42,663
   Rental vehicles                                4,726               3,148
                                              ---------           ---------
                                                276,452             231,523
   Less-accumulated depreciation and
      amortization                             (103,394)            (98,053)
                                              ---------           ---------

                                                173,058             133,470
                                              ---------           ---------

OTHER ASSETS                                      3,954               4,135
                                              ---------           ---------

                                              $ 354,197           $ 330,406
                                              =========           =========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       June 30,           March 31,
                                                        1998                1998
                                                      ---------           ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt               $   8,333           $   8,238
   Trade accounts payable                                40,110              31,202
   Accrued salaries, wages and benefits                   6,778               7,317
   Taxes other than income taxes                          2,550               1,698
   Air traffic liability                                  1,378               1,237
   Income taxes payable                                   6,033                  --
                                                      ---------           ---------

   Total current liabilities                             65,182              49,692
                                                      ---------           ---------

LONG-TERM DEBT, less current maturities                  47,317              49,571
                                                      ---------           ---------

DEFERRED INCOME TAXES PAYABLE                            20,166              20,010
                                                      ---------           ---------


STOCKHOLDERS' EQUITY:
   Common stock                                         157,299             155,917
   Retained earnings                                     84,518              75,501
   Treasury stock                                       (20,285)            (20,285)
                                                      ---------           ---------

   Total stockholders' equity                           221,532             211,133
                                                      ---------           ---------

                                                      $ 354,197           $ 330,406
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

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                  For The
                                                             Three Months Ended
                                                                 June 30,
                                                     -----------------------------------
                                                         1998                   1997
                                                     ------------           ------------
OPERATING REVENUES:
   Passenger                                         $     80,514           $     61,411
   Freight                                                    663                  1,253
   Public service and other                                   351                    289
   Nonairline                                              10,155                  9,162
                                                     ------------           ------------

                                                           91,683                 72,115
                                                     ------------           ------------
OPERATING EXPENSES:
   Flying operations                                       29,173                 26,303
   Aircraft, traffic and passenger service                 12,753                  8,876
   Maintenance                                              9,647                  6,810
   Promotion and sales                                      6,512                  7,305
   General and administrative                               5,200                  3,315
   Depreciation and amortization                            4,766                  4,640
   Nonairline                                               9,270                  8,163
                                                     ------------           ------------

                                                           77,321                 65,412
                                                     ------------           ------------
OPERATING INCOME                                           14,362                  6,703
                                                     ------------           ------------


OTHER INCOME AND (EXPENSE):
   Interest expense                                          (443)                  (520)
   Interest income                                          1,840                    708
   Gain on sales of property and equipment                     86                    123
                                                     ------------           ------------

                                                            1,483                    311
                                                     ------------           ------------

INCOME BEFORE PROVISION FOR INCOME TAXES                   15,845                  7,014
PROVISION FOR INCOME TAXES                                  6,104                  2,669
                                                     ------------           ------------
NET INCOME                                           $      9,741           $      4,345
                                                     ============           ============

NET INCOME PER COMMON SHARE:
   Basic                                             $        .41           $        .22
   Diluted                                           $        .40           $        .22

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                               24,064,426             20,301,034
   Diluted                                             24,604,934             20,301,034



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                   For the
                                                                               Three Months Ended
                                                                                    June 30,
                                                                          -----------------------------
                                                                             1998               1997
                                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   9,741           $   4,345
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             4,766               4,640
    Gain on sales of property and equipment                                     (86)               (123)
    Maintenance expense related to disposition of rotable spares                  9                  79
    Increase in deferred income taxes                                           156                 853
    Nonairline depreciation and amortization                                  1,028               1,206
    Changes in operating assets and liabilities:
      (Increase) decrease in receivables, net                                (4,944)              2,242
       Increase in inventories                                               (2,576)               (904)
       Decrease in other current assets                                       1,646               2,760
       Increase in trade accounts payable                                     8,784               1,431
       Decrease in fleet restructuring accrual                                   --                (290)
       Increase in other current liabilities                                  6,487                 989
                                                                          ---------           ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    25,011              17,228
                                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available-for-sale securities                          186                  17
   Acquisition of property and equipment:
     Aircraft and rotable spares                                            (34,217)            (13,196)
     Deposits on aircraft and rotable spares                                 (5,800)                 --
     Buildings and ground equipment                                          (3,373)             (1,750)
     Rental vehicles                                                         (2,188)             (1,307)
   Proceeds from sales of property and equipment                                466                 502
   Increase in other assets                                                     (12)                (50)
                                                                          ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                       (44,938)            (15,784)
                                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                   1,382                 328
   Proceeds from long-term debt                                                  --              11,500
   Reduction of long-term debt                                               (2,159)             (1,919)
   Payment of cash dividends                                                   (600)               (508)
                                                                          ---------           ---------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (1,377)              9,401
                                                                          ---------           ---------

(Decrease) increase in cash and cash equivalents                            (21,304)             10,845
Cash and cash equivalents at beginning of period                            139,772              37,786
                                                                          ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 118,468           $  48,631
                                                                          =========           =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                             $     385           $     588
     Income taxes                                                               475                  --



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the three months ended June 30, 1998 and 1997, the Company provided for income taxes based upon the estimated annualized effective tax rate. Under the provisions of the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", the Company recorded a net current tax asset of $2.2 million and a noncurrent deferred tax liability of $20.2 million at June 30, 1998.

Note D - Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share takes into consideration the effects of outstanding stock options. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                         For the
                                                                   Three Months Ended
                                                                         June 30,
                                                                  ----------------------
                                                                   1998           1997
                                                                  ------          ------
                                                                      (In thousands):
Weighted average number of shares for basic net income
   per common share                                               24,064          20,301
Effect of outstanding stock options                                  541              --
                                                                  ------          ------

Weighted average number of shares for diluted net income
   per common share                                               24,605          20,301
                                                                  ======          ======



Note E - United Agreements

On July 23, 1997, SkyWest Airlines, Inc. ("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, Phoenix and various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. At the same time, SkyWest has also re-affirmed its Delta Air Lines, Inc. ("Delta") marketing agreement with a modification to its Delta Air Lines contract, which allows for a reduced number of SkyWest flights at Los Angeles which is more consistent with the current level of Delta flights into and out of Los Angeles. The modified agreement also strengthens SkyWest's relationship with Delta in Salt Lake City. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets which began April 23, 1998. The related financial impact for the quarter ended June 30, 1998, has been included in the accompanying Condensed Consolidated Financial Statements.

Note F - Stock Dividend

On May 5, 1998, the Company's Board of Directors declared a 100 percent stock dividend (one share for each share outstanding) payable to stockholders of record on May 20, 1998. The dividend was distributed on June 8, 1998. The Company paid cash in lieu of issuing fractional shares. All common shares and per share information in the accompanying Condensed Consolidated Financial Statements have been retroactively adjusted to reflect this stock dividend.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS



Results of Operations:


                              Operating Statistics

                                                             For the
                                                       Three Months Ended
                                                             June 30,
                                                 --------------------------------------------------------
                                                 1998                       1997                 % change
                                                 ----                       ----                 --------
Passengers carried                          1,017,312                    712,353                     42.8%
Revenue passenger miles (000s)                215,726                    189,040                     14.1%
Available seat miles (000s)                   393,755                    372,901                      5.6%
Passenger load factor                            54.8%                      50.7%                 4.1 pts
Passenger breakeven load factor                  45.9%                      46.3%                (.4) pts
Yield per revenue passenger mile                 37.3(cent)                 32.5(cent)               14.8%
Revenue per available seat mile                  20.7(cent)                 16.9(cent)               22.5%
Cost per available seat mile                     17.3(cent)                 15.4(cent)               12.3%
Average passenger trip (miles)                    212                        265                    (20.0%)


For the Three Months Ended June 30, 1998 and 1997:

For the quarter ended June 30, 1998, the Company enplaned a record number of passengers and reported record consolidated net income of $9.7 million, or $.40 diluted net income per share, compared to $4.3 million, or $.22 diluted net income per share, for the quarter ended June 30, 1997. Consolidated operating revenues increased 27.1 percent to $91.7 million for the quarter ended June 30, 1998 from $72.1 million for the quarter ended June 30, 1997.

Passenger revenues, which represented 87.8 percent of consolidated operating revenues, increased 31.1 percent to $80.5 million for the quarter ended June 30, 1998 from $61.4 million, or 85.2 percent of consolidated operating revenues for the quarter ended June 30, 1997. The increase was primarily the result of a 14.1 percent increase in revenue passenger miles ("RPMs") as well as a 14.8 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 22.5 percent increase in revenue per available seat mile to 20.7(cent) for the quarter ended June 30, 1998 from 16.9(cent) for the quarter ended June 30, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Passenger load factor increased 4.1 points to 54.8 percent for the quarter ended June 30, 1998 from 50.7 percent for the quarter ended June 30, 1997. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest has almost a 90 percent share of the San Francisco regional market and is experiencing high load factors on United flights connecting to and from San Francisco. SkyWest has also experienced an increase in load factors in the Los Angeles market place simply as a result of using the United code. As a result of reallocating regional jets, load factors have also increased in certain jet markets.

Total operating expenses and interest increased 17.9 percent to $77.8 million for the quarter ended June 30, 1998 from $65.9 million for the quarter ended June 30, 1997. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 84.8 percent for the quarter ended June 30, 1998 from 91.4 percent for the comparable quarter ended June 30, 1997. For the quarter ended June 30, 1998, total airline operating expenses and interest (excluding nonairline expenses) were 83.8 percent of airline operating revenues compared to 91.4 percent for the comparable quarter ended June 30, 1997. Primarily as a result of decreasing stage lengths, airline operating costs per ASM (including interest expense) increased to 17.3(cent) for the quarter ended June 30, 1998 from 15.4(cent) for the comparable quarter ended June 30, 1997. Factors relating to the changes in operating expenses and interest are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.3 percent for the quarter ended June 30, 1998 from 24.9 percent for the quarter ended June 30, 1997. The average number of full-time equivalent employees for the quarter ended June 30, 1998 was 2,341, compared to 2,170 for the quarter ended June 30, 1997. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.4(cent) for the quarter ended June 30, 1998 from 4.2(cent) for the quarter ended June 30, 1997, primarily due to incentive payments to airline employees which are based on the airline's profitability and the decrease in average passenger trip lengths.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.5 percent for the quarter ended June 30, 1998 from 20.9 percent for the quarter ended June 30, 1997. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM increased slightly to 3.8(cent) for the quarter ended June 30, 1998 from 3.5(cent) for the quarter ended June 30, 1997.

Maintenance expense increased as a percentage of airline operating revenues to
8.4 percent for the quarter ended June 30, 1998 from 7.5 percent for the quarter ended June 30, 1997. The increase was the result of an increase in flight hours, which results in higher maintenance expense as well as maintenance expenses incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Maintenance expense per ASM increased to 1.7(cent) for the quarter ended June 30, 1998 from 1.3(cent) for the quarter ended June 30, 1997.

Fuel costs decreased as a percentage of airline operating revenues to 7.6 percent for the quarter ended June 30, 1998 from 12.0 percent for the quarter ended June 30, 1997 primarily due to a decrease in the average fuel price per gallon. The average fuel price per gallon was $.66 for the quarter ended June 30, 1998 compared to $.87 per gallon for the quarter ended June 30, 1997. Fuel cost per ASM decreased to 1.6(cent) for the quarter ended June 30, 1998 from 2.0(cent) for the quarter ended June 30, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 22.6 percent for the quarter ended June 30, 1998 from 25.7 percent for the quarter ended June 30, 1997. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues.

Nonairline revenues increased 10.8 percent to $10.2 million for the quarter ended June 30, 1998 from $9.2 million for the quarter ended June 30, 1997. The increase is primarily due to selling a higher volume of lower priced tour packages, as part of a competitive strategy, rather than lower volumes of higher priced premium tour packages as had been sold in the past. Nonairline expenses increased 13.6 percent to $9.3 million for the quarter ended June 30, 1998 from $8.2 million for the quarter ended June 30, 1997 due to higher passenger volumes. Additionally, the average number of full-time equivalent employees was 270 for the quarter ended June 30, 1998 compared to 256 for the quarter ended June 30, 1997.

Liquidity and Capital Resources

The Company had working capital of $112.0 million and a current ratio of 2.7:1 at June 30, 1998 compared to working capital of $143.1 million and a current ratio of 3.9:1 at March 31, 1998. The decrease in working capital is primarily due to the interim financing on four Brasilia aircraft, delivered for the United Express expansion, using internal funds. Subsequent to June 30, 1998, the interim financing has been replaced by long-term financing arrangements. During the quarter ended June 30, 1998, the principal sources of funds were $25.0 million generated from operations, $1.4 million from the issuance of common stock and $.5 million of proceeds from the sale of property and equipment. During the quarter ended June 30, 1998, the Company invested $34.2 million in flight equipment, $5.8 million in aircraft deposits, $3.4 million in buildings and ground equipment, $2.1 million in rental vehicles, reduced long-term debt by $2.1 million and paid cash dividends of $.6 million. These factors resulted in a decrease of $21.3 million in cash and cash equivalents.

At June 30, 1998, the Company's long-term debt to equity position was 18 percent debt and 82 percent equity compared to 19 percent debt and 81 percent equity at March 31, 1998.

During the quarter ended June 30, 1998, SkyWest took delivery of 20 Brasilia aircraft consisting of four new and 16 used. As of June 30, 1998, SkyWest had agreed to purchase 14 Brasilia aircraft and related spare parts and support equipment at an aggregate cost of approximately $112.0 million, including estimated cost escalations. SkyWest has also agreed to acquire seven used Brasilia aircraft. SkyWest also has options to acquire 30 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 2000 and options to acquire an additional ten CRJs, exercisable at any time.

As of June 30, 1998, in connection with SkyWest's expansion in Los Angeles, San Francisco and the Pacific Northwest, SkyWest has acquired 24 Brasilia aircraft. The remaining aircraft, required for the expansion, are expected to be delivered prior to October 1, 1998. Depending on the state of the aircraft financing market at the time of delivery of these aircraft, management will determine whether to purchase these Brasilia aircraft or acquire them through third-party, long-term loans or lease arrangements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



SkyWest originally anticipated that the United Express expansion would require capital expenditures of approximately $24.0 million consisting of additional ground and maintenance facilities, support equipment and spare parts inventory. As of June 30, 1998, SkyWest had expended $12.5 million associated with these items and anticipates that an additional $3.0 million will be expended related to the expansion.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. As of June 30, 1998, SkyWest leased 67 aircraft and Scenic Airlines, Inc. ("Scenic") leased nine aircraft under leases with an average remaining term of approximately 9.3 years. Future minimum lease payments due under all long-term operating leases were approximately $522.9 million at June 30, 1998.

At June 30, 1998, the Company had outstanding long-term debt, including current maturities, of approximately $55.6 million. Of the long-term debt, $45.7 million was incurred in connection with the acquisition of Brasilia aircraft and is subject to subsidy payments through the export support program of the Federative Republic of Brazil. The interest rates on $6.8 million of the $45.7 million of long-term debt are floating based on one month and three month libor. The subsidy payments reduced the stated interest rates on the $45.7 million of long-term debt to an average effective rate of approximately 4.0 percent as of June 30, 1998. The debt is payable in either monthly or quarterly installments through 2003. The remaining $9.9 million of long-term debt was incurred to purchase ten VistaLiner aircraft operated by Scenic.

The Company spent approximately $5.7 million for nonaircraft capital expenditures during the quarter ended June 30, 1998, consisting primarily of aircraft engine overhauls, buildings and ground equipment and rental vehicles.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.25 at June 30, 1998. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payment and debt service requirements for at least the next 12 months.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)




assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

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

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.



Item 5: Other Information.

If a shareholder desiring to raise a proposal at the next annual meeting of shareholders does not seek inclusion of the proposal in the Company's proxy statement and fails to notify the Company at least 45 days prior to the month and day of mailing of the prior year's proxy statement, management proxies will be allowed to use their discretionary voting authority when the proposal is raised at the annual meeting, without any discussion of the proposal in the proxy statement.


Item 6: Exhibits and Reports on Form 8-K

a.      Exhibits - Financial Data Schedule Exhibit 27.

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1998.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SKYWEST, INC.



August 4, 1998                              BY: /s/ Bradford R. Rich
                                               ---------------------------------
                                               Bradford R. Rich
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer