Form 10-Q
period 1998-09-30
SKYWEST INC
filed 1998-11-17
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


      (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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


                             Yes  [X]     No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                          Outstanding at November 5, 1998
             -----                          -------------------------------
  Common stock, no par value                          24,239,691

                                  SKYWEST, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
                    As of September 30, 1998 and
                    March 31, 1998                                      3

              Condensed Consolidated Statements of
                    Income For the Three and Six
                    Months Ended September 30, 1998 and 1997            5

              Condensed Consolidated Statements of
                    Cash Flows For the Six Months Ended
                    September 30, 1998 and 1997                         6

              Notes to Condensed Consolidated Financial
                    Statements                                          7

    Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                          9


Part II - Other Information


    Item 4.   Submission of Matters to a Vote of Security              14
              Holders

    Item 5.   Other Information                                        14


    Item 6.   Exhibits and Reports on Form 8-K                         14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================


                                     ASSETS

                                             September 30,        March 31,
                                                  1998              1998
                                             -------------     -------------

CURRENT ASSETS:
    Cash and cash equivalents                $     166,636     $     139,772
    Available-for-sale securities                   13,856            14,627
    Receivables, net                                12,530            10,699
    Inventories                                     18,072            11,200
    Prepaid aircraft rents                          11,588            12,145
    Other current assets                             8,229             4,358
                                             -------------     -------------

      Total current assets                         230,911           192,801
                                             -------------     -------------

PROPERTY AND EQUIPMENT:
    Flight equipment                               200,818           185,712
    Deposits on aircraft                             5,800              --
    Buildings and ground equipment                  48,582            42,663
    Rental vehicles                                  3,941             3,148
                                             -------------     -------------
                                                   259,141           231,523
    Less-accumulated depreciation and
        amortization                              (109,351)          (98,053)
                                             -------------     -------------

                                                   149,790           133,470
                                             -------------     -------------

OTHER ASSETS                                         4,018             4,135
                                             -------------     -------------

                                             $     384,719     $     330,406
                                             =============     =============


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 September 30,       March 31,
                                                      1998              1998
                                                 -------------     -------------

CURRENT LIABILITIES:
    Current maturities of long-term debt         $       8,672     $       8,238
    Trade accounts payable                              54,001            31,202
    Accrued payroll                                      9,463             7,317
    Taxes other than income taxes                        3,783             1,698
    Air traffic liability                                1,685             1,237
    Income taxes payable                                 7,506              --
                                                 -------------     -------------

      Total current liabilities                         85,110            49,692
                                                 -------------     -------------

LONG-TERM DEBT, net of current maturities               45,066            49,571
                                                 -------------     -------------

DEFERRED INCOME TAXES PAYABLE                           20,320            20,010
                                                 -------------     -------------


STOCKHOLDERS' EQUITY:
    Common stock                                       157,861           155,917
    Retained earnings                                   96,647            75,501
    Treasury stock                                     (20,285)          (20,285)
                                                 -------------     -------------

      Total stockholders' equity                       234,223           211,133
                                                 -------------     -------------

                                                 $     384,719     $     330,406
                                                 =============     =============


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

================================================================================


                                                                For the                                  For the
                                                           Three Months Ended                       Six Months Ended
                                                             September 30,                            September 30,
                                                   ---------------------------------         ---------------------------------
                                                       1998                 1997                 1998                 1997
                                                   ------------         ------------         ------------         ------------
OPERATING REVENUES:
    Passenger                                      $     99,257         $     66,900         $    179,771         $    128,311
    Freight                                                 737                1,090                1,400                2,343
    Public service and other                                651                  269                1,002                  558
    Nonairline                                           12,828               12,043               22,983               21,205
                                                   ------------         ------------         ------------         ------------

        Total operating revenues                        113,473               80,302              205,156              152,417
                                                   ------------         ------------         ------------         ------------

OPERATING EXPENSES:
    Flying operations                                    34,964               25,482               64,137               51,785
    Aircraft, traffic and passenger service              15,217                9,655               27,970               18,531
    Maintenance                                          14,433                7,159               24,080               13,969
    Promotion and sales                                   7,319                7,879               13,831               15,184
    General and administrative                            5,513                3,897               10,713                7,212
    Depreciation and amortization                         5,635                4,740               10,401                9,380
    Nonairline                                           10,922                9,242               20,192               17,405
                                                   ------------         ------------         ------------         ------------

        Total operating expenses                         94,003               68,054              171,324              133,466
                                                   ------------         ------------         ------------         ------------

OPERATING INCOME                                         19,470               12,248               33,832               18,951
                                                   ------------         ------------         ------------         ------------

OTHER INCOME (EXPENSE):
    Interest expense                                       (895)              (1,050)              (1,338)              (1,570)
    Interest income                                       2,186                  902                4,026                1,610
    Gain on sales of property and equipment                 157                   33                  243                  156
                                                   ------------         ------------         ------------         ------------

        Total other income, net                           1,448                 (115)               2,931                  196
                                                   ------------         ------------         ------------         ------------


INCOME BEFORE PROVISION
    FOR INCOME TAXES                                     20,918               12,133               36,763               19,147
PROVISION FOR INCOME TAXES                               (8,063)              (4,623)             (14,167)              (7,292)
                                                   ------------         ------------         ------------         ------------

NET INCOME                                         $     12,855         $      7,510         $     22,596         $     11,855
                                                   ============         ============         ============         ============

NET INCOME PER COMMON SHARE:
    Basic                                          $       0.53         $       0.37         $       0.94         $       0.59
    Diluted                                        $       0.52         $       0.36         $       0.91         $       0.58

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING:
    Basic                                            24,184,974           20,362,082           24,125,030           20,331,724
    Diluted                                          24,798,144           20,644,712           24,714,700           20,596,570


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================


                                                                                    For the
                                                                               Six Months Ended
                                                                                 September 30,
                                                                        ------------------------------
                                                                            1998              1997
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $     22,596      $     11,855
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                             10,401             9,380
    Gain on sales of property and equipment                                     (243)             (156)
    Maintenance expense related to disposition of rotable spares                  79               392
    Increase in deferred income taxes                                            310             2,250
    Nonairline depreciation and amortization                                   2,131             2,488
    Changes in operating assets and liabilities:
       (Increase) decrease in receivables, net                                (1,831)              906
       Increase in inventories                                                (6,872)           (1,275)
       (Increase) decrease in other current assets                            (3,314)            1,385
       Increase (decrease) in trade accounts payable                          22,674            (2,058)
       Increase in other current liabilities                                  12,185             3,060
                                                                        ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     58,116            28,227
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale securities                                        771             1,769
    Acquisition of property and equipment:
       Aircraft and rotable spares                                           (15,432)          (14,282)
       Buildings and ground equipment                                         (5,959)           (3,785)
       Rental vehicles                                                        (2,161)           (2,067)
    Proceeds from sales of property and equipment                              1,045               815
    Increase in deposits on aircraft and rotable spares                       (5,800)             --
    (Increase) decrease in other assets                                         (265)              137
                                                                        ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                                        (27,801)          (17,413)
                                                                        ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock upon exercise of stock options                    1,944               480
    Payment of cash dividends                                                 (1,324)           (1,016)
    Reduction of long-term debt                                               (4,071)           (3,584)
    Proceeds from long-term debt                                                --              11,500
                                                                        ------------      ------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (3,451)            7,380
                                                                        ------------      ------------

    Increase in cash and cash equivalents                                     26,864            18,194
    Cash and cash equivalents at beginning of period                         139,772            37,786
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    166,636      $     55,980
                                                                        ============      ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                            $      1,326      $      1,565
    Income taxes                                                               7,037             2,565


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the six months ended September 30, 1998 and 1997, the Company provided for income taxes based upon the estimated annualized effective tax rate. At September 30, 1998, the Company has recorded a net current deferred tax asset of $2.3 million and a net noncurrent deferred tax liability of $20.3 million.


Note D - Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share" which became effective December 15, 1997, basic net income per common share was computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:


                                                                         For the                      For the
                                                                    Three Months Ended           Six Months Ended
                                                                       September 30,               September 30,
                                                                --------------------------  --------------------------
                                                                    1998          1997          1998          1997
                                                                ------------  ------------  ------------  ------------
                                                                      (In thousands):             (In thousands):

Weighted average number of common shares outstanding ...              24,185        20,362        24,125        20,332
Effect of outstanding stock options ....................                 613           283           590           265
                                                                ------------  ------------  ------------  ------------

Weighted average number of shares for diluted net income
    per common share ...................................              24,798        20,645        24,715        20,597
                                                                ============  ============  ============  ============

Note E - United and Delta Agreements

On July 23, 1997, SkyWest Airlines Inc.("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, Phoenix, and in various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. At the same time, SkyWest has also re-affirmed its Delta Air Lines Inc. ("Delta") marketing agreement with a modification to its Delta contract, which allows for a reduced number of SkyWest flights at Los Angeles which is more consistent with the current level of Delta flights into and out of Los Angeles. The modified agreement also strengthens SkyWest's relationship with Delta in Salt Lake City. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. The related financial impact for the three and six months ended September 30, 1998, has been included in the accompanying Condensed Consolidated Financial Statements.


Note F- Stock Dividend

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


Note G- Asset Purchase Agreement

On August 26, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Eagle Canyon Airlines, Inc., ("Eagle") to sell certain of the assets of Scenic Airlines, Inc. for cash of $12.4 million. Included under the Agreement are all of the assets, properties, rights and business of Scenic related to its Las Vegas based tour and scheduled flight operations. Under the terms, of the Agreement Eagle made a $3.0 million deposit to the Company upon execution of the Agreement. The Agreement was to be consummated on or around October 31, 1998, subject to Eagle successfully obtaining applicable regulatory approvals and the operating certificate for the aircraft. The Agreement also provides for time extensions of the closing date, upon the receipt of additional deposits, but not past December 31, 1998. The original deposit and extension amounts are only refundable based on breach of terms as defined in the Agreement and on consummation of the Agreement will be applied to the purchase price. The purchase price of $12.4 million will be adjusted, at the closing date, based on changes in the value of the assets during the extension period and certain other items as defined in the Agreement. Management anticipates a closing on December 1, 1998 and that this transaction will result in an immaterial loss.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations:


                                                        Operating Statistics
                                        ------------------------------------------------------
                                                                For the
                                                          Three Months Ended
                                                              September 30,
                                        ------------------------------------------------------
                                            1998                   1997             % Change
                                        -----------            -----------         -----------
Passengers carried                        1,321,955                735,354                79.8%
Revenue passenger miles (000s)              278,281                195,752                42.2%
Available seat miles (000s)                 473,025                377,448                25.3%
Passenger load factor                          58.8%                  51.9%                6.9pts
Passenger breakeven load factor                49.0%                  45.3%                3.7pts
Yield per revenue passenger mile               35.7(cent)             34.2(cent)           4.4%
Revenue per available seat mile                21.3(cent)             18.1(cent)          17.7%
Cost per available seat mile                   17.7(cent)             15.8(cent)          12.0%
Average passenger trip (miles)                  211                    266               (20.7%)


                                                           Operating Statistics
                                        ---------------------------------------------------------
                                                                  For the
                                                              Six Months Ended
                                                                September 30,
                                        ---------------------------------------------------------
                                            1998                     1997             % Change
                                        -----------              -----------        -----------
Passengers carried                        2,339,267                1,447,707                61.6%
Revenue passenger miles (000s)              494,007                  384,792                28.4%
Available seat miles (000s)                 866,780                  750,349                15.5%
Passenger load factor                          57.0%                    51.3%                5.7pts
Passenger breakeven load factor                47.6%                    45.8%                1.8pts
Yield per revenue passenger mile               36.4(cent)               33.3(cent)           9.3%
Revenue per available seat mile                21.0(cent)               17.5(cent)          20.0%
Cost per available seat mile                   17.5(cent)               15.6(cent)          12.2%
Average passenger trip (miles)                  211                      266               (20.7%)


For the Three Months Ended September 30, 1998 and 1997

For the quarter ended September 30, 1998, the Company enplaned a record number of passengers and reported record consolidated net income of $12.9 million, or $0.52 per share on a diluted basis, compared to $7.5 million, or $0.36 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 41.3 percent to $113.5 million for the quarter ended September 30, 1998 from $80.3 million for the quarter ended September 30, 1997.

Passenger revenues, which represented 87.5 percent of consolidated operating revenues, increased 48.4 percent to $99.3 million for the quarter ended September 30,1998 from $66.9 million or 83.3 percent of consolidated operating revenues for the quarter ended September 30, 1997. The increase was primarily the result of a 42.2 percent increase in revenue passenger miles ("RPMs") as well as a 4.4 percent increase in yield per RPM. SkyWest began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 17.7 percent increase in revenue per available seat mile to 21.3(cent) for the quarter ended September 30,1998 from 18.1(cent) for the quarter ended September 30,1997.

Passenger load factor increased 6.9 points to 58.8 percent for the quarter ended September 30, 1998 from 51.9 percent for the quarter ended September 30, 1997. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest has almost a 90 percent share of the San Francisco regional market and is experiencing high load factors on United flights connecting to and from San Francisco. SkyWest has also experienced an increase in load factors in the Los Angeles market place as a result of the United Code. The increase in regional jet load factor is primarily from refinements in the flight schedules and continued operational improvements.

Total operating expenses and interest increased 37.3 percent to $94.9 million for the quarter ended September 30, 1998 compared to $69.1 million for the quarter ended September 30, 1997. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 83.6 percent for the quarter ended September 30, 1998 from 86.1 percent for the comparable quarter ended September 30, 1997. For the quarter ended September 30, 1998, total airline operating expenses and interest (excluding nonairline expenses) were 83.3 percent of airline operating revenues compared to 87.4 percent for the quarter ended September 30, 1997. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Airline operating costs per available seat mile (including interest expense) increased 12.0 percent to 17.7(cent) for the quarter ended September 30, 1998 from 15.8(cent) for the quarter ended September 30, 1997, primarily as a result of decreasing stage lengths. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 25.6 percent for the quarter ended September 30, 1998 from
24.9 percent for the quarter ended September 30, 1997. The average number of full-time equivalent employees for the quarter ended September 30, 1998 was 2,850 compared to 2,194 for the quarter ended September 30, 1997. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.4(cent) for the quarter ended September 30, 1998 compared to 4.5(cent) for the quarter ended September 30, 1997 as a result of the decreasing stage lengths as well as higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 17.7 percent for the quarter ended September 30, 1998 from 18.7 percent for the quarter ended September 30, 1997. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM increased slightly to 3.8(cent) for the quarter ended September 30, 1998 from 3.4(cent) for the quarter ended September 30, 1997 as a result of decreasing stage lengths.

Maintenance expense increased as a percentage of airline operating revenues to
10.4 percent for the quarter ended September 30, 1998 compared to 7.3 percent for the quarter ended September 30, 1997. This increase was the result of an increase in flight hours which results in higher maintenance expense as well as maintenance expense incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Management expects these costs to decrease since the costs incurred were expended to bring the used aircraft up to SkyWest maintenance standards. As a result, maintenance expense per ASM increased to 2.2(cent) for the quarter ended September 30, 1998 from 1.3(cent) for the quarter ended September 30, 1998.

Fuel costs decreased as a percentage of airline operating revenues to 7.8 percent for the quarter ended September 30, 1998 from 10.3 percent for the quarter ended September 30, 1997, primarily due to a decrease in the average fuel price per gallon to $0.68 from $0.84. Fuel costs per ASM decreased to 1.7(cent) for the quarter ended September 30, 1998 from 1.9(cent) for the quarter ended September 30, 1997.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 21.1 percent for the quarter ended September 30, 1998 from 24.9 percent for the quarter ended September 30, 1997. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues.

Nonairline revenues increased slightly to $12.8 million for the quarter ended September 30,1998 from $12.0 million for the quarter ended September 30, 1997. Nonairline expenses increased 18.2 percent to $10.9 million for the quarter ended September 30, 1998 from $9.2 million for the quarter ended September 30, 1997 due to higher passenger volumes. Additionally, the average number of full-time equivalent employees was 292 for the quarter ended September 30, 1998 compared to 279 for the quarter ended September 30, 1997. The Las Vegas based operations of Scenic generated $9.9 million in operating revenues and $8.9 million in operating expenses for the quarter ended September 30, 1998 and based on the potential sale, as indicated in Note G, will not be included in future operations. Additionally, these operations are seasonal in nature and usually generate operating losses the last six months of the fiscal year. As a result, prior to the sale, management estimated an operating profit of approximately $1.0 million for the fiscal year ending March 31, 1999.


For the Six Months Ended September 30, 1998 and 1997

For the six months ended September 30, 1998, the Company enplaned a record number of passengers and reported record consolidated net income of $22.6 million, or $0.91 per share on a diluted basis, compared to $11.9 million, or $0.58 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 34.6 percent to $205.2 million for the six months ended September 30, 1998 from $152.4 million for the six months ended September 30, 1997.

Passenger revenues, which represented 87.6 percent of the consolidated operating revenues, increased 40.1 percent to $179.8 million for the six months ended September 30, 1998 from $128.3 million or 84.2 percent of consolidated operating revenues for the six months ended September 30, 1997. The increase was primarily the result of a 28.4 percent increase in RPMs as well as a 9.3 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning June 1, 1998. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 20.0 percent increase in revenue per available seat mile to 21.0(cent) for the six months ended September 30, 1998 from 17.5(cent) for the six months ended September 30, 1997.

Passenger load factor increased 5.7 points to 57.0 percent for the six months ended September 30,1998 from 51.3 percent for the six months ended September 30, 1997. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest has almost a 90 percent share of the San Francisco regional market and is experiencing high load factors on flights connecting to and from San Francisco. SkyWest has also experienced an increase in load factors in the Los Angeles market place as a result of the United code. As a result of reallocating regional jets, from lower load factor markets to higher load factor markets, load factors have also increased in certain jet markets.

Total operating expenses and interest increased 27.9 percent to $172.7 million for the six months ended September 30, 1998 compared to $135.0 for the six months ended September 30, 1997. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 84.2 percent for the six months ended September 30, 1998 from 88.6 percent for the six months ended September 30, 1997. For the six months ended September 30, 1998, total airline operating expenses and interest (excluding nonairline expenses) were
83.5 percent of airline operating revenues compared to 89.3 percent for the six months ended September 30, 1997. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses. Primarily as a result of decreasing stage lengths, airline operating costs per ASM (including interest expense) increased to 17.5(cent) for the six months ended September 30, 1998 from 15.6(cent) for the six months ended September 30, 1997. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 25.9 percent for the six months ended September 30, 1998 from 24.9 percent for the six months ended September 30, 1997. The average number of full-time equivalent employees for the six months ended September 30, 1998 was 2,595 compared to 2,168 for the six months ended September 30, 1997. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.4(cent) for the six months ended September 30, 1998 from 4.3(cent) for the six months ended September 30, 1997 as a result of decreasing stage lengths as well as higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.1 percent for the six months ended September 30, 1998 from 19.8 percent for the six months ended September 30, 1997. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM increased slightly to 3.8(cent) for the six months ended September 30, 1998 from 3.5(cent) for the six months ended September 30, 1997.

Maintenance expense increased as a percentage of airline operating revenues to
9.5 percent for the six months ended September 30, 1998 from 7.4 percent for the six months ended September 30, 1997. The increase was the result of an increase in flight hours, which results in higher maintenance expense, as well as maintenance expense incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Management expects these costs to decrease since the costs incurred were expended to bring the used aircraft up to SkyWest maintenance standards. Maintenance expense per ASM increased to 2.0(cent) for the six months ended September 30, 1998 from 1.3(cent) for the six months ended September 30, 1997.

Fuel costs decreased as a percentage of airline operating revenues to 7.7 percent for the six months ended September 30, 1998 from 11.1 percent for the six months ended September 30, 1997, primarily due to a decrease in the average fuel price per gallon to $.67 from $.85. Fuel costs per ASM decreased to 1.6(cent) for the six months ended September 30, 1998 from 1.9(cent) for the six months ended September 30, 1997.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 21.8 percent for the six months ended September 30, 1998 from 25.3 percent for the six months ended September 30, 1997. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Nonairline revenues increased to $23.0 million for the six months ended September 30, 1998 from $21.2 million for the six months ended September 30, 1997. The increase is due to selling a higher volume of lower priced tour packages, as part of a competitive strategy, rather than lower volumes of higher priced premium tour packages as had been sold in the past. Nonairline expenses increased 16.0 percent to $20.2 million for the six months ended September 30, 1998 from $17.4 million for the six months ended September 30, 1997 due to higher passenger volumes. Additionally, the average number of full-time equivalent employees was 281 for the six months ended September 30, 1998 compared to 283 for the six months ended September 30, 1997. The Las Vegas based operations of Scenic generated $17.8 million in operating revenues and $16.3 million in operating expenses for the six months ended September 30, 1998 and based on the potential sale, as indicated in Note G, will not be included in future operations. Additionally, these operations are seasonal in nature and usually generate operating losses the last six months of the fiscal year. As a result, prior to the sale, management estimated an operating profit of approximately $1.0 million for the fiscal year ending March 31, 1999.


Liquidity and Capital Resources

The Company had working capital of $145.8 million and a current ratio of 2.7:1 at September 30, 1998 compared to working capital of $143.1 million and a current ratio of 3.9:1 at March 31, 1998. During the six months ended September 30, 1998, the principal sources of funds were $58.1 million generated from operations, $1.9 million from the issuance of common stock, $1.0 million of proceeds from the sale of property and equipment and $.6 million of proceeds from sale of available-for-sale securities and other. During the six months ended September 30, 1998 the Company invested $15.4 million in flight equipment, $5.8 million in aircraft deposits, $5.9 million in buildings and ground equipment, $2.2 million in rental vehicles, reduced long-term debt by $4.1 million and paid cash dividends of $1.3 million. These factors resulted in an increase of $26.9 million in cash and cash equivalents.

At September 30, 1998, the Company's long-term debt to equity position was 16 percent debt and 84 percent equity compared to 19 percent debt and 81 percent equity at March 31, 1998.

During the six months ended September 30, 1998, SkyWest took delivery of 34 Brasilia aircraft, consisting of 10 new and 24 used aircraft, in connection with SkyWest's expansion in Los Angeles, San Francisco and the Pacific Northwest. As of September 30, 1998, SkyWest had agreed to purchase 10 additional new Brasilia aircraft and related spare parts and support equipment at an aggregate cost of approximately $80.0 million, including estimated cost escalations. SkyWest also has options to acquire 30 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 2000. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire the remaining 10 Brasilia aircraft through third-party, long-term loans or lease arrangements.

SkyWest originally anticipated that the United Express expansion would require capital expenditures of approximately $24.0 million consisting of additional ground and maintenance facilities, support equipment and spare parts inventory. As of September 30, 1998, SkyWest had expended $13.5 million associated with these items and anticipates that an additional $5.0 million will be expended related to the expansion.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At September 30, 1998, SkyWest leased 77 aircraft and Scenic Airlines, Inc.("Scenic") leased nine aircraft under leases with an average remaining term of approximately 8.8 years. Future minimum lease payments due under all long-term operating leases were approximately $557.1 million at September 30, 1998. Concurrent with the sale of certain Scenic assets, as described in Note G, approximately $2.9 million of future minimum lease payments under long-term operating leases will no longer be required.

At September 30, 1998, the Company had outstanding long-term debt, including current maturities, of approximately $53.7 million. Of the long-term debt, $44.2 million was incurred in connection with the acquisition of Brasilia aircraft and is subject to subsidy payments through the export support program of the Federal Republic of Brazil. The interest rates on $6.5 million of the $44.2 million of the long-term debt are floating based on one month and three month Libor The subsidy payments reduced the stated interest rates on the $44.2 million of long-term debt to an average effective rate of approximately 4.0 percent as of September 30, 1998. The debt is payable in either monthly or quarterly installments through 2003. The remaining $9.5 million of long-term debt was incurred to purchase ten VistaLiner aircraft operated by Scenic.

Concurrent with the sale of certain Scenic assets, as described in Note G, the $9.5 million of long-term debt related to the VistaLiner aircraft will be retired.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company spent approximately $8.1 million for nonaircraft capital expenditures during the six months ended September 30, 1998, consisting primarily of aircraft engine overhauls, buildings and ground equipment and rental vehicles.

The Company has available $5.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 8.0 at September, 30, 1998. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.


Forward-Looking Statements

This Form 10-Q contains forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.


Year 2000 Compliance

The Company is currently modifying computer systems and application programs, as well as imbedded technology in the Company's equipment, for year 2000 compliance, with project completion scheduled for March 31, 1999. The Company believes that the cost to modify its systems or applications will not have a material effect on its financial position or results of operations. Any expenditure will be funded through operating cash flows while any cost for new software will be capitalized and amortized over the software's useful life.

Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company can not give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely on would include: Federal Aviation Administration Air Traffic Control, computer reservation systems for travel agent sales ans well as Delta and United reservation, passenger check-in and ticketing systems. The Company business, financial condition and/or results of operations could be materially adversely affected by the failure of its system and application or those operated by others. The Company believes that the risk related to these systems will be mitigated by ongoing assessment and correction of the systems.

The Company is reviewing and revising our business interruption contingency plans. The review, together with any necessary revisions, will be completed concurrent with the modifications to existing systems and application programs by March 31, 1999. The review of these plans will include how to maintain safety as well as performing certain functions and processes manually. Due to the uncertainty, related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assess the readiness of third parties upon which the Company relies.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 4: Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 11, 1998. The shareholders elected the following Board of Directors to serve for one year:

             Name                                            Shares Voted For
             ----                                            ----------------
             Jerry C. Atkin                                      16,901,158
             Sidney J. Atkin                                     16,900,958
             J. Ralph Atkin                                      16,901,208
             Mervyn K. Cox                                       16,902,984
             Ian M. Cumming                                      16,901,404
             Steven F. Udvar-Hazy                                16,903,508
             Hyrum W. Smith                                      16,898,014
             Henry J. Eyring                                     16,900,404


The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 1999 by a vote of 16,899,054 shares for and 2,684 against.

Item 5: Other Information

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

Item 6: Exhibits and Reports on Form 8-K

a.    Exhibits - Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1998.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SKYWEST, INC.
                                     Registrant



November 5, 1998                     BY: /s/ Bradford R. Rich
                                         -----------------------
                                         Bradford R. Rich
                                         Executive Vice President,
                                         Chief Financial Officer and Treasurer