Form 10-Q
period 1998-12-31
SKYWEST INC
filed 1999-02-16
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December, 31 1998

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


                                 Yes  X    No
                                     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at February 5, 1999
          -----                              -------------------------------
 Common stock, no par value                            24,270,596

                                  SKYWEST, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1.               Financial Statements:

                          Condensed Consolidated Balance Sheets
                               as of December 31, 1998 and
                               March 31, 1998                             3

                          Condensed Consolidated Statements of
                               Income for the Three and Nine
                               Months Ended December 31, 1998 and 1997    5

                          Condensed Consolidated Statements of
                               Cash Flows for the Nine Months Ended
                               December 31, 1998 and 1997                 6

                          Notes to Condensed Consolidated Financial
                               Statements                                 7

    Item 2.               Management's Discussion and Analysis of
                               Financial Condition and Results of
                               Operations                                 9


Part II - Other Information


    Item 6.               Exhibits and Reports on Form 8-K               14


                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)


                                     ASSETS


                                                       December 31,      March 31,
                                                          1998             1998
                                                       ------------      ---------
CURRENT ASSETS:
     Cash and cash equivalents                          $ 171,613       $ 139,772
     Available-for-sale securities                          1,827          14,627
     Receivables, net                                       8,158           8,984
     Inventories                                           12,863           8,361
     Prepaid aircraft rents                                 6,761          12,145
     Other current assets                                   4,926           4,286
     Net current assets of discontinued operations            777           1,596
                                                        ---------       ---------

        Total current assets                              206,925         189,771
                                                        ---------       ---------

PROPERTY AND EQUIPMENT:
     Flight equipment                                     226,410         167,482
     Buildings and ground equipment                        41,440          33,785
     Rental vehicles                                        3,518           3,137
     Deposits on aircraft                                   8,300              --
                                                        ---------       ---------
                                                          279,668         204,404
     Less-accumulated depreciation and
         amortization                                    (105,422)        (89,716)
                                                        ---------       ---------

                                                          174,246         114,688
                                                        ---------       ---------
NET NONCURRENT ASSETS OF DISCONTINUED
   OPERATIONS                                               5,334          12,647
                                                        ---------       ---------

OTHER ASSETS                                                1,779           1,808
                                                        ---------       ---------

                                                        $ 388,284       $ 318,914
                                                        =========       =========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               December 31,    March 31,
                                                  1998           1998
                                               ------------    ---------
CURRENT LIABILITIES:
     Current maturities of long-term debt      $   7,973       $   6,300
     Trade accounts payable                       44,771          30,110
     Accrued salaries, wages and benefits          8,572           7,317
     Taxes other than income taxes                 2,950           1,698
     Air traffic liability                         1,821           1,237
     Income taxes payable                            570              --
                                               ---------       ---------

        Total current liabilities                 66,657          46,662
                                               ---------       ---------

LONG-TERM DEBT, net of current maturities         56,817          41,109
                                               ---------       ---------

DEFERRED INCOME TAXES PAYABLE                     21,499          20,010
                                               ---------       ---------

STOCKHOLDERS' EQUITY:
     Common stock                                159,151         155,917
     Retained earnings                           104,445          75,501
     Treasury stock                              (20,285)        (20,285)
                                               ---------       ---------

        Total stockholders' equity               243,311         211,133
                                               ---------       ---------

                                               $ 388,284       $ 318,914
                                               =========       =========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                 Three Months Ended                     Nine Months Ended
                                                                    December 31,                           December 31,
                                                           -------------------------------       -------------------------------
                                                               1998               1997               1998                1997
                                                           ------------       ------------       ------------       ------------
OPERATING REVENUES:
     Passenger                                             $    100,403       $     65,472       $    280,174       $    193,783
     Freight                                                        768                756              2,168              3,099
     Public service and other                                       648                294              1,650                852
     Nonairline                                                     436                453              1,451              1,376
                                                           ------------       ------------       ------------       ------------
         Total operating revenues                               102,255             66,975            285,443            199,110
                                                           ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Flying operations                                           37,686             26,765            101,823             78,550
     Aircraft, traffic and passenger service                     15,649              9,933             43,619             28,464
     Maintenance                                                 13,700              7,752             37,780             21,721
     Promotion and sales                                          8,009              5,123             21,840             20,307
     General and administrative                                   5,474              3,794             16,187             11,006
     Depreciation and amortization                                6,011              4,789             16,412             14,169
     Nonairline                                                     450                413              1,296              1,244
                                                           ------------       ------------       ------------       ------------
         Total operating expenses                                86,979             58,569            238,957            175,461
                                                           ------------       ------------       ------------       ------------

OPERATING INCOME                                                 15,276              8,406             46,486             23,649
                                                           ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
     Interest expense                                              (334)              (266)            (1,302)            (1,354)
     Interest income                                              2,083              1,021              5,953              2,549
     Gain on sales of property and equipment                         67                124                316                245
                                                           ------------       ------------       ------------       ------------
                                                                  1,816                879              4,967              1,440
                                                           ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                       17,092              9,285             51,453             25,089
PROVISION FOR INCOME TAXES                                       (6,709)            (3,520)           (19,988)            (9,575)
                                                           ------------       ------------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS                                10,383              5,765             31,465             15,514
                                                           ------------       ------------       ------------       ------------
DISCONTINUED OPERATIONS, net of income taxes:
     Income (loss) from operations of Scenic Airlines            (1,233)              (343)               280              1,763
     Loss from disposition of Scenic Airlines                      (625)                --               (625)                --
                                                           ------------       ------------       ------------       ------------
                                                                 (1,858)              (343)               345              1,763
                                                           ------------       ------------       ------------       ------------

NET INCOME                                                 $      8,525       $      5,422       $     31,120       $     17,277
                                                           ============       ============       ============       ============
INCOME FROM CONTINUING OPERATIONS
  PER COMMON SHARE:
     Basic                                                 $       0.43       $       0.28       $       1.30       $       0.76
     Diluted                                               $       0.42       $       0.28       $       1.28       $       0.75
INCOME (LOSS) FROM DISCONTINUED
  OPERATIONS PER COMMON SHARE:
     Basic                                                 ($      0.08)      ($      0.01)      ($      0.01)      $       0.09
     Diluted                                               ($      0.07)      ($      0.02)      ($      0.01)      $       0.09
NET INCOME PER COMMON SHARE:
     Basic                                                 $       0.35       $       0.27       $       0.29       $       0.85
     Diluted                                               $       0.34       $       0.26       $       1.27       $       0.84
WEIGHTED AVERAGE COMMON SHARES
     Basic                                                   24,225,000         20,413,000         24,158,000         20,359,000
     Diluted                                                 24,828,000         20,853,000         24,536,000         20,595,000


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         Nine Months Ended
                                                                                            December 31,
                                                                                     -------------------------
                                                                                       1998             1997
                                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                           $  31,120       $  17,277
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                   16,412          14,169
        Nonairline depreciation and amortization                                           705             713
        Gain on sales of property and equipment                                           (316)           (245)
        Loss on sale of discontinued operations                                            992              --
        Maintenance expense related to disposition of rotable spares                       130             269
        Increase in deferred income taxes                                                1,489           3,498
        Changes in operating assets and liabilities:
           Decrease in receivables, net                                                    826           4,004
           Increase in inventories                                                      (4,502)           (571)
           Decrease in other current assets                                              4,744           4,119
           Decrease (increase) in net current assets of discontinued operations            819            (641)
           Increase in trade accounts payable                                           14,535             543
           Increase in other current liabilities                                         3,661              78
                                                                                     ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               70,615          43,213
                                                                                     ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of available-for-sale securities                                              12,800              83
     Acquisition of property and equipment:
        Aircraft and rotable spares                                                    (59,413)         (4,847)
        Buildings and ground equipment                                                  (7,655)         (5,112)
        Rental vehicles                                                                 (2,772)         (2,146)
     Proceeds from sales of property and equipment                                       1,910           1,667
     Proceeds from sale of discontinued operations                                      16,178              --
     Increase in deposits on aircraft and rotable spares                                (8,300)             --
    (Increase) decrease in net long-term assets of discontinued operations                (895)          5,804
    (Increase) decrease in other assets                                                   (230)             79
                                                                                     ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                                  (48,377)         (4,472)
                                                                                     ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                       22,220              --
     Issuance of common stock upon exercise of stock options                             2,330           2,246
     Tax benefit of options exercised                                                      904              --
     Payment of cash dividends                                                          (2,050)         (1,526)
     Reduction of long-term debt                                                       (13,801)         (6,829)
                                                                                     ---------       ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      9,603          (6,109)
                                                                                     ---------       ---------
     Increase in cash and cash equivalents                                              31,841          32,632
     Cash and cash equivalents at beginning of period                                  139,772          37,786
                                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $ 171,613       $  70,418
                                                                                     =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
         Interest                                                                    $   1,786       $   1,962
         Income taxes                                                                $  15,995       $   5,757

            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the year ending March 31, 1999.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the nine months ended December 31, 1998 and 1997, the Company provided for income taxes based upon the estimated annualized effective tax rate. At December 31, 1998, the Company has recorded a net current deferred tax asset of $2.1 million and a net noncurrent deferred tax liability of $21.5 million.


Note D - Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share", basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                    For the                 For the
                                                              Three Months Ended       Nine Months Ended
                                                                  December 31,            December 31,
                                                              ------------------      ------------------
                                                               1998        1997        1998        1997
                                                              ------      ------      ------      ------
                                                                  (In thousands):       (In thousands):
Weighted average number of common shares outstanding          24,225      20,413      24,158      20,359
Effect of outstanding stock options                              603         440         378         236
                                                              ------      ------      ------      ------
Weighted average number of shares for diluted net income
     per common share                                         24,828      20,853      24,536      20,595
                                                              ======      ======      ======      ======

Note E - United and Delta Agreements

On July 23, 1997, SkyWest Airlines Inc.,("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, Phoenix, and in various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. At the same time, SkyWest has also re-affirmed its Delta Air Lines Inc.,("Delta") marketing agreement with a modification to its Delta contract, which allows for a reduced number of SkyWest flights at Los Angeles which is more consistent with the current level of Delta flights into and out of Los Angeles. The modified agreement also strengthens SkyWest's relationship with Delta in Salt Lake City. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. The related financial impact for the three and nine months ended December 31, 1998, has been included in the accompanying condensed consolidated financial statements.


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


Note G- Discontinued Operations

On August 26, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Eagle Canyon Airlines, Inc., ("Eagle") to sell a majority of the assets of Scenic Airlines, Inc., ("Scenic"). Included under the Agreement were all of the assets, properties, rights and business of Scenic related to its Las Vegas based tour and scheduled flight operations. The agreement was consummated on December 23, 1998 with the Company receiving cash proceeds of $16.2 million. Additionally, the Company recorded a pretax loss of approximately $0.9 million on the sale.

On January 11, 1999, the Company entered into an asset purchase Agreement ("Page Agreement") with JCMI, LLC, to sell the remainder of the assets of Scenic.
The Page Agreement includes all of the assets, properties, rights and business of Scenic related to its Page, Arizona tour operations. The purchase price is $5.1 million, which includes cash and a secured promissory note of $1.9 million. The purchase price of $5.1 million will be adjusted at the closing date based on changes in the value of the assets at the closing date. Management anticipates a closing on February 28, 1999. The Company has accrued an estimated pretax loss of approximately $0.7 million to be incurred related to this sale.

The accompanying condensed consolidated financial statements reflect the dispositions of the assets of Scenic as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities, and cash flows of these discontinued operations have been excluded from the respective captions in the financial statements and have been reported through the date of disposition as income (loss) from discontinued operations, net of income taxes and net assets of discontinued operations. The revenues of Scenic amounted to $5.8 million, $27.7 million, $6.3 million and $26.6 million for the three and nine months ended December 31, 1998 and 1997, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:


                                                                    Operating Statistics
                                      -----------------------------------------------------------------------------------

                                                  For the                                           For the
                                             Three Months Ended                                Nine Months Ended
                                                December 31,                                     December 31,
                                      -------------------------------------       ---------------------------------------
                                        1998             1997      % Change         1998            1997         % Change
                                      ---------       ---------    --------       ---------       ---------      --------
Passengers carried                    1,322,740         781,034       69.4%       3,662,007       2,228,741       64.3%
Revenue passenger miles (000s)          266,216         182,645       45.8%         760,223         567,437       34.0%
Available seat miles (000s)             495,063         363,137       36.3%       1,361,844       1,113,486       22.3%
Passenger load factor                      53.8%           50.3%      3.5pts           55.8%           51.0%      4.8pts
Passenger breakeven load factor            45.9%           44.2%      1.7pts           47.0%           45.3%      1.7pts
Yield per revenue passenger mile      37.7cents       35.8cents        5.3%       36.9cents       34.2cents        7.9%
Revenue per available seat mile       20.6cents       18.3cents       12.6%       20.9cents       17.8cents       17.4%
Cost per available seat mile          17.5cents       16.1cents        8.7%       17.5cents       15.8cents       10.8%
Average passenger trip (miles)              201             234       (14.1%)           208             255       (18.4%)



For the Three Months Ended December 31, 1998 and 1997
-----------------------------------------------------

For the quarter ended December 31, 1998, the Company enplaned a record number of passengers and reported record consolidated income from continuing operations of $10.4 million, or $0.42 per diluted common share, compared to $5.8 million, or $0.28 per diluted common share for the same period last year. After recording a loss from discontinued operations, related to the sale of Scenic Airlines, Inc., the Company recorded record net income of $8.5 million, or $0.34 per diluted common share, compared to $5.4 million, or $0.26 per diluted common share for the same period last year. Consolidated operating revenues increased 52.7 percent to $102.2 million for the quarter ended December 31, 1998 from $67.0 million for the quarter ended December 31, 1997.

Passenger revenues, which represented 98.2 percent of consolidated operating revenues, increased 53.4 percent to $100.4 million for the quarter ended December 31, 1998 from $65.5 million or 97.8 percent of consolidated operating revenues for the quarter ended December 31, 1997. The increase was primarily the result of a 45.8 percent increase in revenue passenger miles ("RPMs") as well as a 5.3 percent increase in yield per RPM. SkyWest began operating as United Express in Los Angeles, California on October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 12.6 percent increase in revenue per available seat mile to 20.6cents for the quarter ended December 31, 1998 from 18.3cents for the quarter ended December 31, 1997.

Passenger load factor increased 3.5 points to 53.8 percent for the quarter ended December 31, 1998 from 50.3 percent for the quarter ended December 31, 1997. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest has approximately 90 percent of the San Francisco regional market share and is experiencing high load factors on United flights connecting to and from San Francisco. SkyWest has also experienced an increase in load factors in the Los Angeles market place as a result of the United Code. The increase is also from refinements in the flight schedules and continued operational improvements to and from the Salt Lake City hub.

Total operating expenses and interest increased 48.4 percent to $87.3 million for the quarter ended December 31, 1998 compared to $58.8 million for the quarter ended December 31, 1997. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 85.4 percent for the quarter ended December 31, 1998 from 87.9 percent for the comparable quarter ended December 31, 1997. For the quarter ended December 31, 1998, total airline operating expenses and interest (excluding nonairline expenses) were 85.3 percent of airline operating revenues compared to 87.8 percent for the quarter ended December 31, 1997. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Airline operating costs per available seat mile (including interest expense) increased 8.7 percent to 17.5cents for the quarter ended December 31, 1998 from 16.1cents for the quarter ended December 31, 1997, primarily as a result of a
14.1 percent decrease in the average stage length. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.1 percent for the quarter ended December 31, 1998 from
25.8 percent for the quarter ended December 31, 1997. The average number of full-time equivalent employees for the quarter ended December 31, 1998 was 3,027 compared to 1,947 for the quarter ended December 31, 1997. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.4cents for the quarter ended December 31, 1998 compared to 4.7cents for the quarter ended December 31, 1997 as a result of additional employees, decreasing stage lengths, and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.8 percent for the quarter ended December 31, 1998 from 19.9 percent for the quarter ended December 31, 1997. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM increased slightly to 3.9cents for the quarter ended December 31, 1998 from 3.6cents for the quarter ended December 31, 1997 as a result of decreasing stage lengths.

Maintenance expense increased as a percentage of airline operating revenues to
9.5 percent for the quarter ended December 31, 1998 compared to 8.2 percent for the quarter ended December 31, 1997. This increase was the result of an increase in flight hours which results in higher maintenance expense as well as maintenance expense incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Management expects these costs to decrease since the costs incurred were expended to bring the used aircraft up to SkyWest maintenance standards. Maintenance expense per ASM increased to 1.9cents for the quarter ended December 31, 1998 from 1.5cents for the quarter ended December 31, 1998.

Fuel costs decreased as a percentage of airline operating revenues to 8.2 percent for the quarter ended December 31, 1998 from 11.4 percent for the quarter ended December 31, 1997, primarily due to a decrease in the average fuel price per gallon to $0.65 from $0.83. Fuel costs per ASM decreased to 1.7cents for the quarter ended December 31, 1998 from 2.1cents for the quarter ended December 31, 1997.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased slightly as a percentage of airline operating revenues to 22.4 percent for the quarter ended December 31, 1998 from 22.2 percent for the quarter ended December 31, 1997.

During the quarter ended December 31, 1998, the majority of nonairline operations, consisting of Scenic, were disposed of. The loss on disposal has been recorded in the accompanying condensed consolidated financial statements together with explanations of the sale in Note G.

For the Nine Months Ended December 31, 1998 and 1997
----------------------------------------------------

For the nine months ended December 31, 1998, the Company enplaned a record number of passengers and reported record consolidated income from continuing operations of $31.5 million, or $1.28 per diluted common share, compared to $17.3 million, or $0.75 per diluted common share for the same period last year. After recording a loss from discontinued operations, related to the sale of Scenic Airlines, Inc., the Company recorded record net income of $31.1 million, or $1.27 per diluted common share, compared to $17.3 million, or $0.84 per diluted common share for the same period last year. Consolidated operating revenues increased 43.4 percent to $285.4 million for the nine months ended December 31, 1998 from $199.1 million for the nine months ended December 31, 1997.

Passenger revenues, which represented 98.2 percent of the consolidated operating revenues, increased 44.6 percent to $280.2 million for the nine months ended December 31, 1998 from $193.8 million or 97.3 percent of consolidated operating revenues for the nine months ended December 31, 1997. The increase was primarily the result of a 34.0 percent increase in RPMs as well as a 7.9 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 17.4 percent increase in revenue per available seat mile to 20.9cents for the nine months ended December 31, 1998 from 17.8cents for the nine months ended December 31, 1997.

Passenger load factor increased 4.8 points to 55.8 percent for the nine months ended December 31,1998 from 51.0 percent for the nine months ended December 31, 1997. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest has approximately 90 percent of the San Francisco regional market share and is experiencing high load factors on flights connecting to and from San Francisco. SkyWest has also experienced an increase in load factors in the Los Angeles market place as a result of the United code. The increase is also from refinements in the flight schedules and continued operational improvements to and from the Salt Lake City hub.

Total operating expenses and interest increased 35.9 percent to $240.3 million for the nine months ended December 31, 1998 compared to $176.8 for the nine months ended December 31, 1997. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 84.2 percent for the nine months ended December 31, 1998 from 88.8 percent for the nine months ended December 31, 1997. For the nine months ended December 31, 1998, total airline operating expenses and interest (excluding nonairline expenses) were
84.7 percent of airline operating revenues compared to 88.8 percent for the nine months ended December 31, 1997. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses. Primarily as a result of decreasing stage lengths, airline operating costs per ASM (including interest expense) increased to 17.5cents for the nine months ended December 31, 1998 from 15.8cents for the nine months ended December 31, 1997. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.0 percent for the nine months ended December 31, 1998 from 25.2 percent for the nine months ended December 31, 1997. The average number of full-time equivalent employees for the nine months ended December 31, 1998 was 2,744 compared to 1,916 for the nine months ended December 31, 1997. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.4cents for the nine months ended December 31, 1998 from 4.5cents for the nine months ended December 31, 1997 as a result of additional employees, decreasing stage lengths, and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 18.3 percent for the nine months ended December 31, 1998 from 19.8 percent for the nine months ended December 31, 1997. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM increased slightly to 3.8cents for the nine months ended December 31, 1998 from 3.5cents for the nine months ended December 31, 1997.

Maintenance expense increased as a percentage of airline operating revenues to
9.5 percent for the nine months ended December 31, 1998 from 7.7 percent for the nine months ended December 31, 1997. The increase was the result of an increase in flight hours, which results in higher maintenance expense, as well as maintenance expense incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Management expects these costs to decrease since the costs incurred were expended to bring the used aircraft up to SkyWest maintenance standards. Maintenance expense per ASM increased to 2.0cents for the nine months ended December 31, 1998 from 1.4cents for the nine months ended December 30, 1997.

Fuel costs decreased as a percentage of airline operating revenues to 7.9 percent for the nine months ended December 31, 1998 from 11.2 percent for the nine months ended December 31, 1997, primarily due to a decrease in the average fuel price per gallon to $.66 from $.85. Fuel costs per ASM decreased to 1.6cents for the nine months ended December 31, 1998 from 2.0cents for the nine months ended December 31, 1997.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 22.0 percent for the nine months ended December 31, 1998 from 24.2 percent for the nine months ended December 31, 1997. The decrease is primarily the result of the airline not incurring commissions on United Express passenger revenues.

During the nine months ended December 31, 1998, the majority of nonairline operations, consisting of Scenic, were disposed of. The loss on disposal has been recorded in the accompanying condensed consolidated financial statements together with explanations of the sale in Note G.


Liquidity and Capital Resources
-------------------------------

The Company had working capital of $140.3 million and a current ratio of 3.1:1 at December 31, 1998 compared to working capital of $143.1 million and a current ratio of 4.1:1 at March 31, 1998. During the nine months ended December 31, 1998, the principal sources of funds were $70.6 million generated from operations, $22.2 million from issuance of long-term debt, $18.0 million of proceeds from the sale of property and equipment and discontinued operations, $12.8 million of proceeds from sale of available-for-sale securities and $3.2 million from the issuance of common stock upon exercise of stock options, including tax benefit. During the nine months ended December 31, 1998 the Company invested $59.4 million in flight equipment, $8.3 million in aircraft deposits, $8.6 million in buildings and ground equipment and other, $2.8 million in rental vehicles, reduced long-term debt by $13.8 million, and paid cash dividends of $2.1 million. These factors resulted in an increase of $31.8 million in cash and cash equivalents.

At December 31, 1998 and March 31, 1998, the Company's long-term debt to equity position was 19 percent debt and 81 percent equity.

During the nine months ended December 31, 1998, SkyWest took delivery of 37 Brasilia aircraft, consisting of 13 new and 24 used aircraft, in connection with SkyWest's expansion in Los Angeles, San Francisco and the Pacific Northwest. In December 1998, the Company also took delivery of one used Canadair Regional Jet. As of December 31, 1998, SkyWest had agreed to purchase 7 additional new Brasilia aircraft and related spare parts and support equipment at an aggregate cost of approximately $56.0 million, including estimated cost escalations. SkyWest also has options to acquire 20 additional Brasilia aircraft at fixed prices (subject to cost escalation and delivery schedules) exercisable through fiscal 2000. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire the remaining 7 Brasilia aircraft through third-party, long-term loans or lease arrangements.

On January 15, 1999, SkyWest executed an agreement to acquire 25 Canadair Regional Jets and related spare parts and support equipment for approximately $560.0 million, including estimated cost escalations. Deliveries of these aircraft will begin June 2000 and continue through December 2002. In conjunction with the agreement, SkyWest paid deposits of $34.4 million which will be applied to the purchase price of aircraft as they are delivered. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these regional jet aircraft through third party, long-term loans or lease agreements.

SkyWest originally anticipated that the United Express expansion would require capital expenditures of approximately $24.0 million consisting of additional ground and maintenance facilities, support equipment and spare parts inventory. As of December 31, 1998, SkyWest had expended $13.5 million associated with these items and anticipates that an additional $5.0 million will be expended related to the expansion.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 1998, SkyWest leased 77 aircraft under leases with an average remaining term of approximately 8.6 years. Future minimum lease payments due under all long-term operating leases were approximately $591.6 million at December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

At December 31, 1998, the Company had outstanding long-term debt, including current maturities, of approximately $64.8 million. All of the long-term debt, was incurred in connection with the acquisition of Brasilia aircraft and is subject to subsidy payments through the export support program of the Federal Republic of Brazil. The interest rates on $6.1 million of the $64.8 million of the long-term debt are floating based on one month and three month libor. The subsidy payments reduced the stated interest rates on the long-term debt to an average effective rate of approximately 3.9 percent as of December 31, 1998. The debt is payable in either monthly, quarterly or semi-annual installments through 2010.

The Company spent approximately $26.4 million for nonaircraft capital expenditures during the nine months ended December 31, 1998, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was 7.5 percent at December, 31, 1998. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Forward-Looking Statements
--------------------------

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

Year 2000 Compliance
--------------------

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

Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company can not give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely on would include: Federal Aviation Administration Air Traffic Control, computer reservation systems for travel agent sales as well as Delta and United reservation, passenger check-in and ticketing systems. The Company's business, financial condition and/or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by others. The Company believes that the risk related to these systems will be mitigated by ongoing assessment and correction of the systems.

The Company is reviewing and revising its business interruption contingency plans. The review, together with any necessary revisions, will be completed concurrent with the modifications to existing systems and application programs by June 30, 1999. The review of these plans will include how to maintain safety as well as performing certain functions and processes manually. Due to the uncertainty, related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assess the readiness of third parties upon which the Company relies.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 6:  Exhibits and Reports on Form 8-K

a.       Exhibits   -   Financial Data Schedule Exhibit 27

b.       Reports on Form 8-K   -   There were no reports on Form 8-K filed
         during the quarter ended December 31, 1998.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SKYWEST, INC.
                                          -------------
                                          Registrant



February 5, 1998                          BY: /s/ Bradford R. Rich
                                              ----------------------------------
                                          Bradford R. Rich
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer

                                  SKYWEST, INC.
                              444 SOUTH RIVER ROAD
                             ST. GEORGE, UTAH 84790
                                 (435) 634-3000