Form 10-K405
period 1999-03-31
SKYWEST INC
filed 1999-06-28
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended March 31, 1999

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

                           Common Stock, No Par Value

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 17, 1999, was approximately $440,954,689.

        As of June 17, 1999, there were 24,508,658 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 1999, are incorporated by reference in Part II as specified.

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 1999 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                                  SKYWEST, INC.

                       FISCAL 1999 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                     PART I

                                                                                       Page No.
                                                                                       --------
Item 1.   Business.........................................................................3
Item 2.   Properties.......................................................................8
Item 3.   Legal Proceedings................................................................9
Item 4.   Submission of Matters to a Vote of Security Holders..............................9

                                     PART II

Item 5.   Market for Registrant's Common Stock and
            Related Stockholder Matters...................................................10
Item 6.   Selected Financial Data.........................................................10
Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................................10
Item 8.   Financial Statements and Supplementary Data.....................................11
Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure.............11

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant..............................11
Item 11.  Executive Compensation..........................................................11
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management.........................................................11
Item 13.  Certain Relationships and Related Transactions..................................11

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...........................................................12

                                     PART I


ITEM 1. BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest provides passenger and air freight service and completes nearly 1,000 daily flights. Pursuant to a joint marketing and code sharing agreement with Delta Airlines, Inc. (?Delta?), SkyWest operates as a Delta Connection in certain SkyWest markets. In October 1995, SkyWest entered into a marketing and code sharing agreement with Continental Airlines, Inc. (?Continental?) which allowed SkyWest to operate as a Continental Connection in certain markets which operated in and out of Los Angeles. SkyWest ceased using the Continental code effective July 15, 1998. Effective October 1, 1997, SkyWest entered into a new code-sharing agreement ("United Express Agreement") with United Airlines, Inc. ("United") and began operating as United Express in Los Angeles, California. On January 19, 1998, SkyWest executed an addendum to the United Express Agreement to provide service as United Express in San Francisco, California, which began June 1, 1998. On February 9, 1998, SkyWest executed another addendum to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. Prior to October 1, 1998, 97 percent of SkyWest's traffic was carried under the Delta code and 3 percent was carried under the Continental code. In addition, all of SkyWest's flights operated under the Delta code and certain flights operating out of Los Angeles operated under both Delta and Continental codes. As of May 31, 1999, 47 percent of SkyWest's traffic was carried under the Delta code, and 53 percent was carried under the United code. Additionally, 23 percent of SkyWest's flights operated under the Delta code and 77 percent operated under the United code. With principal hubs located at the Los Angeles, Salt Lake City, San Francisco, Portland and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. SkyWest currently operates a fleet of 89 turboprop aircraft and 11 regional jet aircraft.

Founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased at a compounded annual growth rate of 20.4 percent, from $184.7 million in fiscal 1995 to $388.6 million in fiscal 1999. Total passengers carried by SkyWest have increased from approximately 2,074,000 to approximately 4,901,000 over the same period. In fiscal 1999, the Company achieved record levels of passengers carried, record consolidated operating revenues of $388.6 million, and net income increased 90.6 percent to $41.8 million or $1.69 per diluted share.

The Company is also engaged in another transportation business, through its wholly-owned subsidiary, National Parks Transportation, Inc. ("NPT"). NPT provides car rental services through a fleet of Avis vehicles located at six airports. NPT accounted for less than one percent of consolidated revenues in fiscal 1999. During fiscal 1999, the Company sold the operations of its wholly-owned subsidiary, Scenic Airlines, Inc. ("Scenic"). Scenic provided air tours and general aviation services to the scenic regions of Northern Arizona and Southern Utah. The Scenic operations have been reflected as "Discontinued Operations" in the Company's consolidated financial statements incorporated herein by reference. The revenues of Scenic amounted to $28.0 million for fiscal 1999.

JOINT MARKETING AND CODE SHARING AGREEMENTS

Since April 1987, SkyWest has operated as a Delta Connection in certain SkyWest markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. On July 1, 1990, SkyWest and Delta entered into a revised Delta Connection Agreement (the "Delta Connection Agreement"), modified on April 1, 1997 and May 24,1999, under which SkyWest coordinates with Delta to facilitate interline connections at Salt Lake City International Airport. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. SkyWest's code sharing arrangement allocates to SkyWest, on certain flights, a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. This code sharing agreement also provides for negotiated minimum payments per flight departure and incentives related to passenger volumes and levels of customer service, on certain flights. SkyWest also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement is subject to termination in various circumstances, including upon 180 days' advance notice by either party for any or no reason. Delta currently owns approximately 13 percent of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the Common Stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all Common Stock. Effective April 1, 1997, W. Martin Braham, Delta's designated Board member resigned from the Board, at Delta's request. All Delta designated board members of other regional airlines with similar arrangements also resigned. However, so long as Delta is the owner of 10% or more of the Company's outstanding Common Stock, the Company is required to include a designee of Delta reasonably acceptable to the Company on the slate of nominees for election of directors nominated by the Company's Board of Directors and to use its best efforts to assure the election of the designee to the Board of Directors. Delta has not designated a nominee to replace Mr. Braham and the Company does not otherwise intend to nominate a replacement for the vacancy created by Mr. Braham's resignation.

Since October 1995, SkyWest had operated as a Continental Connection, in Southern California markets which utilized Los Angeles as a connecting hub, pursuant to the terms of a marketing and code sharing agreement (the "Continental Connection Agreement") with Continental. The benefits under this agreement were similar to those described under the Delta Connection Agreement. As of October 24, 1997, the Continental Connection Agreement terminated, however, SkyWest had continued to provide service as a Continental Connection. Effective July 15, 1998, SkyWest terminated all service as a Continental Connection.

Effective October 1, 1998, SkyWest began operating as a United Express carrier in Los Angeles, under a United Express Agreement. The benefits under this agreement are similar to those described under the Delta Connection and Continental Connection agreements. This agreement terminates on September 30, 2002, however, may be terminated earlier based on certain provisions in the agreement. United may also terminate the agreement for convenience upon 180 days written notice; however, written notice shall not be given earlier than September 30, 1999. The amendment agreements executed on January 19, 1998 and February 9, 1998, terminate on May 31, 2008, however, may be terminated earlier based on certain provisions in the agreements. The additional flights in Los Angeles covered in the February 9, 1998 agreement terminate on the same day as those in the agreement dated October 1, 1998. United may also terminate these agreements for convenience upon 180 days written notice. On United Express routes, United controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from United negotiated minimum payments per flight departure and incentives related to passenger and volumes and levels of customer service. By entering this agreement with United, it has enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying as previously described.

ROUTES

SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 17, 1999.

                                                                   Served
State and City                                                     Since(1)
--------------                                                     --------
    Arizona:
       Yuma..........................................................1979
    California:
       San Diego.....................................................1968
       Palm Springs..................................................1970
       Los Angeles...................................................1977
       Imperial......................................................1979
       Ontario.......................................................1981
       Santa Maria...................................................1982
       Santa Barbara.................................................1983
       Bakersfield...................................................1983
       Fresno........................................................1985
       Sacramento....................................................1986
       San Francisco.................................................1995
       San Jose......................................................1986
       San Luis Obispo...............................................1986
       Orange County.................................................1986
       Monterey......................................................1987
       Cresent City..................................................1998
       Eureka........................................................1998
       Redding.......................................................1998
       Chico.........................................................1998
       Santa Rosa....................................................1998
       Modesto.......................................................1998
       Merced........................................................1998
       Visalia.......................................................1998
       Inyokern......................................................1998
       Oxnard........................................................1998
       Carlsbad......................................................1998
    Colorado:
       Grand Junction................................................1983
       Colorado Springs..............................................1995
    Idaho:
       Pocatello.....................................................1980
       Idaho Falls...................................................1982
       Twin Falls....................................................1983
       Boise.........................................................1988
       Sun Valley....................................................1990

                                                                   Served
State and City                                                     Since(1)
--------------                                                     --------
    Montana:
       West Yellowstone..............................................1986(2)
       Helena........................................................1988(2)
       Bozeman.......................................................1988
       Billings......................................................1988
       Butte.........................................................1988
       Missoula......................................................1998
    Nebraska:
       Omaha.........................................................1998
    New Mexico:
       Albuquerque...................................................1995
    Nevada:
       Las Vegas.....................................................1974
       Elko..........................................................1982
       Reno..........................................................1982
    Oregon:
       Eugene........................................................1995
       Portland......................................................1995
       Redmond.......................................................1998
       Medford.......................................................1998
    South Dakota:
       Rapid City....................................................1994
    Utah:
       Cedar City....................................................1972
       Salt Lake City................................................1972
       St. George....................................................1972
       Vernal........................................................1982
    Washington:
       Pasco.........................................................1996
       Yakima........................................................1998
       Bellingham....................................................1998
       Seattle.......................................................1998
       Spokane.......................................................1999
    Wyoming:
       Jackson Hole..................................................1986
       Casper........................................................1994
       Cody..........................................................1995
    Canada:
       Vancouver B.C.................................................1997
       Calgary.......................................................1999


    (1)  Refers to the calendar year service was initiated.
    (2)  Service is provided on a seasonal basis.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest, are subject to regulation by the FAA. The FAA requires operating, air worthiness and other certificates; FAA approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. SkyWest operates under a FAR Part 121 certificate. SkyWest also operates under a Canadian Foreign Air Operator Certificate issued by the Minister of Transport Canada.

The Company believes it is operating in compliance with FAA regulations and holds all necessary operating and air worthiness certificates and licenses. The Company's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. The Company does not operate at any airports where landing slots are restricted.

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

COMPETITION

The airline industry is highly competitive. SkyWest not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from major airlines on certain routes. SkyWest is the dominant regional airline operating out of the Salt Lake City and San Francisco International Airports. Competition in the southern California markets, which are serviced by SkyWest from its hub in Los Angeles, is particularly intense, with a variety of carriers in these markets. In its markets served from the Los Angeles International Airport, SkyWest's principal competitors include Wings West, Inc. (operating as "American Eagle"), and Trans States, Inc. (operating as "USAir Express" and "Trans World Express"). In its Pacific Northwest markets, SkyWest's principal competitor is Horizon Air Industries, Inc. (operating as "Horizon Airlines"). SkyWest also faces indirect low-fare competition from carriers such as Southwest Airlines and Shuttle by United.

The Company believes that the principal competitive factors affecting decisions by travelers in SkyWest's markets are the frequency, convenience and reliability of flights and, to a lesser extent, the level of fares.

EMPLOYEES

As of June 17, 1999, the Company employed 3,243 full-time equivalent employees consisting of 1,282 pilots and flight attendants, 408 maintenance personnel, 1,328 customer service personnel, 20 reservation and marketing personnel, and 205 employees engaged in accounting, administration and other functions. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

YEAR 2000 COMPLIANCE

The Company is currently modifying computer systems and application programs, as well as imbedded technology in the Company's equipment, for year 2000 compliance, with project completion scheduled for September 30, 1999. The Company believes that the cost to modify its systems or applications will not have a material effect on its financial position or results of operations. Any expenditures will be funded through operating cash flows while any costs for new software will be capitalized and amortized over the software's useful life.

Although the Company is working cooperatively with third parties with systems upon which the Company must rely, the Company can not give any assurances that the systems of other parties will be year 2000 compliant on a timely basis. Systems operated by others which the Company would use and/or rely on would include: Federal Aviation Administration Air Traffic Control, computer reservation systems for travel agent sales as well as Delta and United reservation, passenger check-in and ticketing systems. The failure of the systems or equipment of the Company or third parties (which the Company believes is the most likely worst case scenario) could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial condition and results of operations.

The Company is reviewing and revising its business interruption contingency plans. The review, together with any necessary revisions, will be completed concurrent with the modifications to existing systems and application programs by September 30, 1999. The review of these plans will include how to maintain safety as well as performing certain functions and processes manually. Due to the uncertainty, related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assess the readiness of third parties upon which the Company relies.

SEASONALITY

As is common in the airline industry, SkyWest's operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months. However, SkyWest does expect some mitigation of the historical seasonal trends due to an increase in the portion of its operations in contract flying.

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

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

As of June 17, 1999, SkyWest owned or leased the following types of aircraft:

                                         NUMBER OF                     SCHEDULED   AVERAGE
                                          AIRCRAFT                      FLIGHT     CRUISING    AVERAGE
                                     -----------------    PASSENGER     RANGE        SPEED       AGE
TYPE OF AIRCRAFT                     OWNED      LEASED     CAPACITY     (MILES)      (MPH)     (YEARS)
----------------                     -----      ------    ---------    ---------   --------    -------
Brasilia.........................     21         68           30          300         300        5.5
Canadair Regional Jet............     --         11           50          850         530        4.6

SkyWest's aircraft are turboprop and jet pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet ("CRJs"). SkyWest operates eleven of these aircraft on stage lengths up to 850 miles.

During fiscal 1998, SkyWest entered into an agreement to purchase 20 new Brasilia aircraft, related spare parts inventory and support equipment. Two of these aircraft were delivered in fiscal 1998 and 13 were delivered in fiscal 1999. At March 31, 1999, SkyWest had agreed to purchase the remaining five Brasilia aircraft, related spare parts inventory and support equipment at an aggregate cost of approximately $40.0 million, including estimated cost escalations. SkyWest also has options to acquire 30 additional Brasilia aircraft at fixed prices (subject to cost escalations and delivery schedules) exercisable through fiscal 2000. During fiscal 1999, SkyWest Airlines entered into an agreement to acquire 25 CRJs and related spares parts inventory and support equipment together with options on 25 additional aircraft. Subsequent to March 31, 1999, SkyWest Airlines entered into an agreement to acquire an additional 10 CRJs and secured options for an additional 20 aircraft. This brings the total firm order to 35 jet aircraft and 35 options at an aggregate cost of approximately $787.5 million. The options to acquire 35 additional CRJs are at fixed prices (subject to cost escalations) and delivery schedules and are exercisable through July 2003.

GROUND FACILITIES

Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California, Salt Lake City, Utah, and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities to support SkyWest's growing hub operations. The facility was constructed and is owned by the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California.

SkyWest leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 30 of the 64 airports it serves.

The Company's corporate headquarters are located in a 63,000 square foot building in St. George, Utah. Management deems the Company?s facilities as being suitable and necessary to support existing operations and believes the Company's facilities are adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to routine legal proceedings incident to its business. In the opinion of management, none of such proceedings are expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 1999.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 17, 1999, there were approximately 1,061 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.

                                          Fiscal 1999           Fiscal 1998
                                          -----------           -----------
             Quarter                   High        Low        High        Low
             -------                  ------      ------      -----      ------
             First                    $29.75      $17.69      $8.50      $ 6.00
             Second                    34.00       15.00      10.32        7.69
             Third                     32.69       16.06      14.81       10.13
             Fourth                    38.00       25.13      21.06       14.75


The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah. During fiscal 1999 and 1998, the Board of Directors declared regular quarterly dividends of $.03 each quarter.

On May 5, 1998, the Company's Board of Directors declared a 100 percent stock dividend (one share for each share outstanding) payable to stockholders of record on May 20, 1998. The dividend was distributed on June 8, 1998. The Company paid cash in lieu of issuing fractional shares.

On May 4, 1999, the Company's Board of Directors declared a regular quarterly cash dividend of $.03 per share payable to stockholders of record on June 30, 1999, distributable July 14, 1999.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 1 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 12 through 16 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1999, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 17 through 30 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1999, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


All items in Part III are incorporated herein by reference to the Company's Proxy Statement for its 1999 annual stockholders meeting to be held August 10, 1999, to be filed with the Commission.


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.           "Certain Relationships and
                                                                     Related Transactions"

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Documents Filed:

             1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 1999, are incorporated herein by reference in Item 8 of this report on Form 10-K.

                 -  Report of independent public accountants

                 -  Consolidated balance sheets as of March 31, 1999 and 1998

                 - Consolidated statements of income for the years ended March 31, 1999, 1998 and 1997

                 - Consolidated statements of stockholders' equity for the years ended March 31, 1999, 1998 and 1997

                 - Consolidated statements of cash flows for the years ended March 31, 1999, 1998 and 1997

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

     (b)     Reports on Form 8-K.

             The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

     (c)     Exhibits.

                                                                         Incorporated by      Filed
Number                             Exhibit                                 Reference         Herewith
------                             -------                               ---------------     --------
 3.1        Restated Articles of Incorporation................................(1)

 3.2        Amended By-Laws...................................................(6)

 4.1        Articles IV and VI of Restated Articles of
            Incorporation describing the Common Shares
            and shareholders rights (included in
            Exhibit 3.1)......................................................(1)

                                                                         Incorporated by      Filed
Number                             Exhibit                                 Reference         Herewith
------                             -------                               ---------------     --------
  4.2       Article II of the Amended By-Laws defining the
            rights of Common Shareholders (included in
            Exhibit 3.2).......................................................(6)

 10.1       SkyWest, Inc. Amended and Combined Incentive and
            Non-Statutory Stock Option Plan....................................(6)

 10.2       Delta Connection agreement dated January 13, 1987
            between Delta Air Lines, Inc. and SkyWest
            Airlines, Inc......................................................(2)

 10.3       Stock Option agreement dated January 28,
            1987 between Delta Air Lines, Inc. and
            SkyWest, Inc.......................................................(2)

10.13       Lease Agreement dated December 1,1989 between
            Salt Lake City Corporation and SkyWest Airlines,
            Inc................................................................(7)

10.15       Purchase Agreement dated July 23,1993 between
            Bombardier Regional Aircraft Division and
            SkyWest Airlines, Inc..............................................(9)

10.16       Purchase agreement No. DSP/AJV-042/95 dated
            June 9, 1995 between Embraer - Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc.............................................(10)

10.17       SkyWest, Inc. 1995 Employee
            Stock Purchase Plan...............................................(10)

10.18       Marketing and Code Sharing Agreement dated
            October 24, 1996 between Continental Airlines,
            Inc. and SkyWest Airlines, Inc....................................(11)

10.19       Purchase agreement No. GCT-008/98 dated
            March 26, 1998 between Embraer-Empresa
            Brasileira de Aeronautica S.A. and SkyWest Airlines, Inc..........(12)

10.20       Purchase agreement No. PA-0428 dated January 15, 1999
            between Bombardier, Inc. and SkyWest Airlines, Inc...................................X

13.1        Certain portions of the Annual Report to Shareholders
            for the year ended March 31, 1999, are incorporated
            by reference into this report on Form 10-K...........................................X

                                                                         Incorporated by      Filed
Number                             Exhibit                                 Reference         Herewith
------                             -------                               ---------------     --------
 22.1       Subsidiaries of the Registrant....................................(1)

 24.1       Consent of independent public accountants...........................................X

 27.1       Financial Data Schedule.............................................................x


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

(12) Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31,1998.

(d)     Financial Statement Schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 19, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




/s/ Arthur Andersen LLP
-----------------------------------
Arthur Andersen LLP

Salt Lake City, Utah
May 19, 1999

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 1999, 1998 AND 1997


                                                Additions
                                  Balance at    Charged To                     Balance
                                  Beginning     Costs and                      at End
        Description                of Year      Expenses      Deductions       of Year
                                  ---------     ----------    ----------      ---------
Year Ended March 31, 1999:
   Allowance for obsolescence     $ 180,000     $ 200,000      $      --      $ 380,000
   Allowance for doubtful
   accounts receivable              123,768       100,000        (21,094)       202,674
                                  ---------     ---------      ---------      ---------
                                  $ 303,768     $ 300,000      $ (21,094)     $ 582,674
                                  =========     =========      =========      =========
Year Ended March 31, 1998:
   Allowance for obsolescence     $ 280,000     $      --      $(100,000)     $ 180,000
   Allowance for doubtful
   accounts receivable              103,978        77,728        (57,938)       123,768
                                  ---------     ---------      ---------      ---------
                                  $ 383,978     $  77,728      $(157,938)     $ 303,768
                                  =========     =========      =========      =========

Year Ended March 31, 1997:
   Allowance for obsolescence     $ 180,000     $ 100,000      $      --      $ 280,000
   Allowance for doubtful
   accounts receivable              221,345        44,686       (162,053)       103,978
                                  ---------     ---------      ---------      ---------
                                  $ 401,345     $ 144,686      $(162,053)     $ 383,978
                                  =========     =========      =========      =========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SKYWEST, INC.


                                 By /s/ Jerry C. Atkin
                                    --------------------------------------------
                                 Jerry C. Atkin
                                 Chairman, President and Chief Executive Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

             Names                             Capacities                            Date
             -----                             ----------                            ----

 /s/ Jerry C. Atkin              Chairman of the Board, President and           June 17, 1999
-------------------------               Chief Executive Officer
Jerry C. Atkin

/s/ Sidney J. Atkin                   Vice Chairman of the Board                June 17, 1999
-------------------------                    and Director
Sidney J. Atkin

                                       Executive Vice President,                June 17, 1999
/s/ Bradford R. Rich             Chief Financial Officer and Treasurer
-------------------------               (principal financial and
Bradford R. Rich                           accounting officer)

/s/ J. Ralph Atkin                             Director                         June 17, 1999
-------------------------
J. Ralph Atkin

                                               Director
-------------------------
Mervyn K. Cox

                                               Director
-------------------------
Ian M. Cumming

                                               Director
-------------------------
Steven F. Udvar-Hazy

/s/ Henry J. Eyring                            Director                         June 17, 1999
-------------------------
Henry J. Eyring

/s/ Hyrum W. Smith                             Director                         June 17, 1999
--------------------------
Hyrum W. Smith