Form 10-Q
period 1999-06-30
SKYWEST INC
filed 1999-08-11
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

                                    OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _____________ to ____________

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


                                Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at August 2, 1999
           -----                                -----------------------------
 Common stock, no par value                               24,553,625

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets
                   as of June 30, 1999 and
                   March 31, 1999                                               3

               Condensed Consolidated Statements of
                   Income for the Three Months Ended
                   June 30, 1999 and 1998                                       5

               Condensed Consolidated Statements of
                   Cash Flows for the Three Months Ended
                   June 30, 1999 and 1998                                       6

               Notes to Condensed Consolidated Financial
                   Statements                                                   7

    Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                   9

    Item 3.    Quantitative and Qualitative Disclosures About Market
                   Risk                                                        12

Part II - Other Information

    Item 6.    Exhibits and Reports on Form 8-K                                13

                          PART I. FINANCIAL INFORMATION


                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================

                                     ASSETS


                                                   June 30,            March 31,
                                                     1999                1999
                                                   ---------          ---------
CURRENT ASSETS:
    Cash and cash equivalents                      $  26,003          $  52,237
    Available-for-sale securities                    127,131            109,580
    Receivables, net                                  23,679             13,273
    Inventories                                       14,947             13,863
    Prepaid aircraft rents                            15,481             18,755
    Other current assets                              11,768              8,976
                                                   ---------          ---------

Total current assets                                 219,009            216,684
                                                   ---------          ---------

PROPERTY AND EQUIPMENT:
    Aircraft and rotable spares                      229,111            225,223
    Deposits on aircraft                              58,525             41,463
    Buildings and ground equipment                    42,226             39,418
    Rental vehicles                                    4,663              4,603
                                                   ---------          ---------
                                                     334,525            310,717
    Less-accumulated depreciation and
    amortization                                    (118,170)          (111,793)
                                                   ---------          ---------

                                                     216,355            198,924

OTHER ASSETS                                           2,078              2,052
                                                   ---------          ---------

                                                   $ 437,442          $ 417,660
                                                   =========          =========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                    June 30,           March 31,
                                                      1999               1999
                                                   ---------          ---------
CURRENT LIABILITIES:
    Current maturities of long-term debt           $   8,581          $   8,497
    Trade accounts payable                            53,594             45,630
    Accrued salaries,wages and benefits                8,906             10,471
    Income taxes payable                               7,948              5,937
    Taxes other than income taxes                      2,456              2,372
    Air traffic liability                              1,432              1,419
                                                   ---------          ---------

      Total current liabilities                       82,917             74,326
                                                   ---------          ---------

LONG-TERM DEBT, net of current maturities             59,270             61,830
                                                   ---------          ---------

DEFERRED INCOME TAXES PAYABLE                         25,837             25,248
                                                   ---------          ---------

STOCKHOLDERS' EQUITY:
    Common stock                                     162,432            162,116
    Retained earnings                                127,271            114,425
    Treasury stock                                   (20,285)           (20,285)
                                                   ---------          ---------

      Total stockholders' equity                     269,418            256,256
                                                   ---------          ---------

                                                   $ 437,442          $ 417,660
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

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

================================================================================

                                                             Three Months Ended
                                                                  June 30,
                                                      ----------------------------------
                                                          1999                  1998
                                                      ------------          ------------
OPERATING REVENUES:
    Passenger                                         $    109,713          $     80,514
    Freight and other                                        1,849                 1,445
                                                      ------------          ------------
                                                           111,562                81,959
                                                      ------------          ------------

OPERATING EXPENSES:
    Flying operations                                       39,584                29,173
    Aircraft, traffic and passenger service                 16,010                12,753
    Maintenance                                             14,409                 9,647
    Promotion and sales                                      7,692                 6,512
    General and administrative                               6,387                 5,200
    Depreciation and amortization                            6,487                 4,766
    Other                                                      517                   405
                                                      ------------          ------------
                                                            91,086                68,456
                                                      ------------          ------------

OPERATING INCOME                                            20,476                13,503
                                                      ------------          ------------
OTHER INCOME (EXPENSE):
    Interest expense                                          (563)                 (254)
    Interest income                                          2,084                 1,765
    Gain on sales of property and equipment                     90                    86
                                                      ------------          ------------
                                                             1,611                 1,597
                                                      ------------          ------------
INCOME BEFORE INCOME TAXES                                  22,087                15,100
PROVISION FOR INCOME TAXES                                   8,506                 5,828
                                                      ------------          ------------
INCOME FROM CONTINUING OPERATIONS                           13,581                 9,272
                                                      ------------          ------------
DISCONTINUED OPERATIONS, net of income taxes:
    Income from operations of Scenic Airlines                   --                   469
                                                      ------------          ------------


NET INCOME                                            $     13,581          $      9,741
                                                      ============          ============
INCOME FROM CONTINUING OPERATIONS
    PER COMMON SHARE:
    Basic                                             $       0.55          $       0.39
    Diluted                                           $       0.55          $       0.38
INCOME FROM DISCONTINUED
    OPERATIONS PER COMMON SHARE:
    Basic                                             $         --          $       0.02
    Diluted                                           $         --          $       0.02
NET INCOME PER COMMON SHARE:
    Basic                                             $       0.55          $       0.41
    Diluted                                           $       0.55          $       0.40
WEIGHTED AVERAGE COMMON SHARES
    Basic                                               24,488,000            24,064,000
    Diluted                                             24,707,000            24,605,000


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                    For the
                                                                               Three Months Ended
                                                                                   June 30,
                                                                         ----------------------------
                                                                            1999              1998
                                                                         ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  13,581          $   9,741
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            6,487              4,766
    Gain on sales of property and equipment                                    (90)               (86)
    Maintenance expense related to disposition of rotable spares                63                  9
    Increase in deferred income taxes                                          589                156
    Nonairline depreciation and amortization                                   271              1,028
    Changes in operating assets and liabilities:
       Increase in receivables, net                                        (10,406)            (4,944)
       Increase in inventories                                              (1,084)            (2,576)
       Decrease in other current assets                                        482              1,646
       Increase in trade accounts payable                                    7,964              8,784
       Increase in other current liabilities                                   544              6,487
                                                                         ---------          ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   18,401             25,011
                                                                         ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available-for-sale securities                          --                186
   Purchase of available-for-sale securities                               (17,551)                --
   Acquisition of property and equipment:
      Aircraft and rotable spares                                           (4,135)           (34,217)
      Deposits on aircraft and rotable spares                              (17,062)            (5,800)
      Buildings and ground equipment                                        (2,808)            (3,373)
      Rental vehicles                                                         (764)            (2,188)
   Proceeds from sales of property and equipment                               653                466
   Increase in other assets                                                    (74)               (12)
                                                                         ---------          ---------

NET CASH USED IN INVESTING ACTIVITIES                                      (41,741)           (44,938)
                                                                         ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                    316              1,382
   Reduction of long-term debt                                              (2,476)            (2,159)
   Payment of cash dividends                                                  (734)              (600)
                                                                         ---------          ---------

NET CASH USED IN FINANCING ACTIVITIES                                       (2,894)            (1,377)
                                                                         ---------          ---------

Decrease in cash and cash equivalents                                      (26,234)           (21,304)
Cash and cash equivalents at beginning of period                            52,237            139,772
                                                                         ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $  26,003          $ 118,468
                                                                         =========          =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $     761          $     385
     Income taxes                                                            7,227                475



            See notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the three months ended June 30, 1999 and 1998, the Company provided for income taxes based upon the estimated annualized effective tax rate. At June 30, 1999, the Company has recorded a net current deferred tax asset of $6.8 million and a net noncurrent deferred tax liability of $25.8 million.


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

                                                                        For the
                                                                   Three Months Ended
                                                                        June 30,
                                                                 ---------------------
                                                                  1999           1998
                                                                 ------         ------
                                                                    (In thousands):
Weighted average number of common shares outstanding ...         24,488         24,064
Effect of outstanding stock options ....................            219            541
                                                                 ------         ------
Weighted average number of shares for diluted net income
   per common share ....................................         24,707         24,605
                                                                 ======         ======

Note E - United Agreements

On July 23, 1997, SkyWest Airlines Inc.,("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, Phoenix, and in various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. The related financial impact for the three months ended June 30, 1999 and 1998, has been included in the accompanying condensed consolidated financial statements.


Note F - Discontinued Operations

During the year ended March 31, 1999, the Company sold all of the assets and operations of its wholly owned subsidiary, Scenic Airlines, Inc. (Scenic"). The accompanying condensed consolidated financial statements reflect the disposition of the assets and operations of Scenic as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities have been excluded from the respective captions in the financial statements and have been reported through the date of disposition as income (loss) from discontinued operations, net of income taxes. The revenues of Scenic amounted to $9.7 million for the three months ended June 30, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
                              Operating Statistics

                                                          For the
                                                     Three Months Ended
                                                          June 30,
                                            ----------------------------------------
                                            1999              1998          % Change
                                            ----              ----          --------
Passengers carried                       1,365,706          1,017,312          34.2
Revenue passenger miles (000s)             290,590            215,726          34.7
Available seat miles (000s)                525,104            393,755          33.4
Passenger load factor                         55.3%              54.8%           .5 pts
Passenger breakeven load factor               45.4%              45.9%          (.5) pts
Yield per revenue passenger mile              37.8cents          37.3cents      1.3
Revenue per available seat mile               21.1cents          20.7cents      1.9
Cost per available seat mile                  17.4cents          17.3cents       .6
Average passenger trip (miles)                 213              212              .5


For the Three Months Ended June 30, 1999 and 1998

For the quarter ended June 30, 1999, the Company enplaned a record number of passengers and reported record consolidated income from continuing operations of $13.6 million, or $0.55 per diluted common share, compared to $9.3 million, or $0.40 per diluted common share for the same period last year. Consolidated operating revenues increased 36.1 percent to $111.6 million for the quarter ended June 30, 1999 from $82.0 million for the quarter ended June 30, 1998.

Passenger revenues, which represented 98.3 percent of consolidated operating revenues, increased 36.3 percent to $109.7 million for the quarter ended June 30, 1999 from $80.5 million or 98.2 percent of consolidated operating revenues for the quarter ended June 30, 1998. The increase was primarily the result of a
34.7 percent increase in revenue passenger miles ("RPMs") as well as a 1.3 percent increase in yield per RPM. SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest has also previously acquired a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together, these factors resulted in a 1.9 percent increase in revenue per available seat mile to 21.1cents for the quarter ended June 30, 1999 from 20.7cents for the quarter ended June 30, 1998.

Passenger load factor increased to 55.3 percent for the quarter ended June 30, 1999 from 54.8 percent for the quarter ended June 30, 1998. The increase in load factor is due primarily to the new code-sharing relationship with United whereby SkyWest is experiencing high load factors in many United Express markets. The increase is also from refinements in the flight schedules and continued operational improvements to and from the Salt Lake City hub.

Total operating expenses and interest increased 33.4 percent to $91.6 million for the quarter ended June 30, 1999 compared to $68.7 million for the quarter ended June 30, 1998. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 82.2 percent for the quarter ended June 30, 1999 from 83.8 percent for the comparable quarter ended June 30, 1998. For the quarter ended June 30, 1999, total airline operating expenses and interest (excluding nonairline expenses) were 82.1 percent of airline operating revenues compared to 83.8 percent for the quarter ended June 30, 1998. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses.

Airline operating costs per available seat mile (including interest expense) increased only .6 percent to 17.4cents for the quarter ended June 30, 1999 from 17.3cents for the quarter ended June 30, 1998. Factors relating to the change in operating expenses are discussed below.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.9 percent for the quarter ended June 30, 1999 from 26.3 percent for the quarter ended June 30, 1998. The average number of full-time equivalent employees for the quarter ended June 30, 1999 was 3,180 compared to 2,341 for the quarter ended June 30, 1998. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.5cents for the quarter ended June 30, 1999 compared to 5.4cents for the quarter ended June 30, 1998 as a result of additional employees and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 17.6 percent for the quarter ended June 30, 1999 from 18.5 percent for the quarter ended June 30, 1998. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM decreased slightly to 3.7cents for the quarter ended June 30, 1999 from 3.8cents for the quarter ended June 30, 1998.

Maintenance expense increased as a percentage of airline operating revenues to
9.2 percent for the quarter ended June 30, 1999 compared to 8.4 percent for the quarter ended June 30, 1998. This increase was the result of an increase in flight hours which results in higher maintenance expense as well as maintenance expense incurred on used Brasilia aircraft which were acquired in connection with the United Express expansion. Management expects these costs to decrease since the costs incurred were expended to bring the used aircraft up to SkyWest maintenance standards. Maintenance expense per ASM increased to 2.0cents for the quarter ended June 30, 1999 from 1.7cents for the quarter ended June 30, 1998.

Fuel costs increased as a percentage of airline operating revenues to 8.2 percent for the quarter ended June 30, 1999 from 7.6 percent for the quarter ended June 30, 1998, primarily due to an increase in the average fuel price per gallon to $0.73 from $0.66. Fuel costs per ASM increased to 1.7cents for the quarter ended June 30, 1999 from 1.6cents for the quarter ended June 30, 1998.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased slightly as a percentage of airline operating revenues to 20.7 percent for the quarter ended June 30, 1999 from 22.6 percent for the quarter ended June 30, 1998.


Liquidity and Capital Resources

The Company had working capital of $136.1 million and a current ratio of 2.6:1 at June 30, 1999 compared to working capital of $142.4 million and a current ratio of 2.9:1 at March 31, 1999. The decrease in working capital is due primarily to the Company paying $17.1 million in required deposits, to an aircraft manufacturer, on recent aircraft orders. These deposits are recorded as long-term assets in the accompanying condensed consolidated balance sheets. During the quarter ended June 30, 1999, the principal sources of funds were $18.4 million generated from operations, $.7 million of proceeds from the sale of property and equipment and $.3 million from the issuance of common stock upon exercise of stock options, including tax benefit. During the quarter ended June 30, 1999 the Company invested $17.5 million in available-for-sale securities, $17.1 million in aircraft deposits, $4.1 million in flight equipment, $2.9 million in buildings and ground equipment and other, $.8 million in rental vehicles, reduced long-term debt by $2.5 million, and paid cash dividends of $.7 million. These factors resulted in a decrease of $26.2 million in cash and cash equivalents.

The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $127.1 million at June 30, 1999 compared to $109.6 million at March 31, 1999. At June 30, 1999, the Company's long-term debt to equity position was 18 percent debt and 82 percent equity compared to 19 percent debt and 81 percent equity at March 31, 1999.

During the quarter ended June 30, 1999, SkyWest took delivery of two new Brasilia aircraft in connection with SkyWest's United Express expansion. As of June 30, 1999, SkyWest had agreed to purchase three additional new Brasilia aircraft and related spare parts and support equipment at an aggregate cost of approximately $24.0 million, including estimated cost escalations. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire the remaining three Brasilia aircraft through third-party, long-term loans or lease arrangements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Additionally, as of June 30, 1999, SkyWest had agreed to purchase 35 Canadair Regional Jets ("CRJs") and related spare parts inventory and support equipment at an aggregate cost of approximately $787.5 million. SkyWest also has options to acquire 35 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable through July 2003.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At June 30, 1999, SkyWest leased 79 aircraft under leases with an average remaining term of approximately 9.5 years. Future minimum lease payments due under all long-term operating leases were approximately $573.1 million at June 30, 1999.

The Company's long-term debt was incurred in connection with the acquisition of Brasilia aircraft and certain amounts are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.90 percent on $39.4 million of the long-term debt, at June 30, 1999. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt of $28.5 million, the average effective rate is 3.80 percent at June 30, 1999 and the lender has assumed the risk of the subsidy payments.

The Company spent approximately $7.7 million for nonaircraft capital expenditures during the quarter ended June 30, 1999, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 7.5 percent at June 30, 1999. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company is reviewing and revising its business interruption contingency plans. The review, together with any necessary revisions, will be completed concurrent with the modifications to existing systems and application programs by September 30, 1999. The review of these plans will include how to maintain safety as well as performing certain functions and processes manually. Due to the uncertainty, related to year 2000 issues, the Company's contingency plan will be ongoing in nature and may require further modifications to existing systems as new information is made available and the Company further assesses the readiness of third parties upon which the Company relies.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

The Company is exposed to fluctuations in the price and availability of aircraft fuel that affect the Company's earnings. Currently, the Company is effectively hedged with respect to approximately 65 percent of available seat miles produced, due to contractual arrangements with two major airlines. These major airlines reimburse the Company for the actual cost of fuel on contracted flights. The impact of market risk is estimated using a hypothetical increase in fuel price per gallon of 10 percent for the quarters ended June 30, 1999 and 1998. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $323,000 for the quarter ended June 30, 1999 and $326,000 for the quarter ended June 30, 1998. The Company will use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. Variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on its cash and securities held at the time. At June 30, 1999, the Company had variable rate notes representing 8 percent of the total long-term debt and 12 percent at June 30, 1998. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $14,000 in interest expense and received $383,000 in interest income for the quarter ended June 30, 1999 and an additional $17,000 in interest expense and received $333,000 in interest income for the quarter ended June 30, 1998. As a result of this assumption, the Company would fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represent 92 percent of the total long-term debt at June 30, 1999 and 88 percent at June 30, 1998.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 6: Exhibits and Reports on Form 8-K

a.      Exhibits - Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended June 30, 1999.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SKYWEST, INC.
                                            Registrant



August 2, 1999                              BY: /s/ Bradford R. Rich
                                               ---------------------------
                                               Bradford R. Rich
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer

EXHIBIT        DESCRIPTION
-------        -----------
Exhibit 27     Financial Data Schedule