Form 10-Q
period 1999-09-30
SKYWEST INC
filed 1999-11-15
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


              ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              (   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________


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


                           Yes [X]             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at November 3, 1999
                -----                           -------------------------------
     Common stock, no par value                           24,556,509

                                  SKYWEST, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
                 As of September 30, 1999 and
                 March 31, 1999                                                3

             Condensed Consolidated Statements of
                 Income For the Three and Six
                 Months Ended September 30, 1999 and 1998                      5

             Condensed Consolidated Statements of
                 Cash Flows For the Six Months Ended
                 September 30, 1999 and 1998                                   6

             Notes to Condensed Consolidated Financial
                 Statements                                                    7

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                    9


Part II - Other Information


   Item 3.   Quantitative and Qualitative Disclosures About Market Risk       14


   Item 4.   Submission of Matters to a Vote of Security                      14
             Holders


   Item 6.   Exhibits and Reports on Form 8-K                                 15

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                     ASSETS


                                                 September 30,        March 31,
                                                     1999                1999
                                                 -------------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                       $  23,400          $  52,237
   Available-for-sale securities                     159,737            109,580
   Receivables, net                                    6,551             13,273
   Inventories                                        15,649             13,863
   Prepaid aircraft rents                             14,959             18,755
   Other current assets                               12,920              8,976
                                                   ---------          ---------

       Total current assets                          233,216            216,684
                                                   ---------          ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares                       237,193            225,233
   Deposits on aircraft                               55,045             41,463
   Buildings and ground equipment                     42,263             39,418
   Rental vehicles                                     5,878              4,603
                                                   ---------          ---------
                                                     340,379            310,717
   Less accumulated depreciation and
       amortization                                 (123,771)          (111,793)
                                                   ---------          ---------

                                                     216,608            198,924

OTHER ASSETS                                           2,320              2,052
                                                   ---------          ---------

                                                   $ 452,144          $ 417,660
                                                   =========          =========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  September 30,       March 31,
                                                      1999              1999
                                                  -------------       ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt             $   8,560         $   8,497
   Trade accounts payable                              52,198            45,630
   Accrued salaries, wages and benefits                11,548            10,471
   Income taxes payable                                 6,443             5,937
   Taxes other than income taxes                        3,340             2,372
   Air traffic liability                                1,494             1,419
                                                    ---------         ---------

     Total current liabilities                         83,583            74,326
                                                    ---------         ---------

LONG-TERM DEBT, net of current maturities              56,435            61,830
                                                    ---------         ---------

DEFERRED INCOME TAXES PAYABLE                          26,608            25,248
                                                    ---------         ---------


STOCKHOLDERS' EQUITY:
   Common stock                                       163,325           162,116
   Retained earnings                                  142,478           114,425
   Treasury stock                                     (20,285)          (20,285)
                                                    ---------         ---------

     Total stockholders' equity                       285,518           256,256
                                                    ---------         ---------

                                                    $ 452,144         $ 417,660
                                                    =========         =========



           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                       Three Months Ended                    Six Months Ended
                                                          September 30,                         September 30,
                                                  ------------------------------      ------------------------------
                                                     1999              1998              1999              1998
                                                  ------------      ------------      ------------      ------------
OPERATING REVENUES:
   Passenger                                      $    120,552      $     99,257      $    230,265      $    179,771
   Freight and other                                     2,185             1,972             4,034             3,417
                                                  ------------      ------------      ------------      ------------
                                                       122,737           101,229           234,299           183,188
                                                  ------------      ------------      ------------      ------------

OPERATING EXPENSES:
   Flying operations                                    43,810            34,964            83,394            64,137
   Aircraft, traffic and passenger service              17,406            15,217            33,416            27,970
   Maintenance                                          14,750            14,433            29,159            24,080
   Promotion and sales                                   7,419             7,319            15,111            13,831
   General and administrative                            7,325             5,513            13,712            10,713
   Depreciation and amortization                         6,847             5,635            13,334            10,401
   Other                                                   519               440             1,036               845
                                                  ------------      ------------      ------------      ------------
                                                        98,076            83,521           189,162           151,977
                                                  ------------      ------------      ------------      ------------

OPERATING INCOME                                        24,661            17,708            45,137            31,211
                                                  ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
   Interest expense                                       (890)             (714)           (1,453)             (968)
   Interest income                                       2,054             2,105             4,138             3,870
   Gain on sales of property and equipment                 101               163               191               249
                                                  ------------      ------------      ------------      ------------
                                                         1,265             1,554             2,876             3,151
                                                  ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES                              25,926            19,262            48,013            34,362
PROVISION FOR INCOME TAXES                               9,982             7,450            18,488            13,279
                                                  ------------      ------------      ------------      ------------
INCOME FROM CONTINUING OPERATIONS                       15,944            11,812            29,525            21,083
DISCONTINUED OPERATIONS, net of income taxes:
   Income from operations of Scenic Airlines                --             1,043                --             1,513
                                                  ------------      ------------      ------------      ------------

NET INCOME                                        $     15,944      $     12,855      $     29,525      $     22,596
                                                  ============      ============      ============      ============

INCOME FROM CONTINUING OPERATIONS
   PER COMMON SHARE:
   Basic                                          $       0.65      $       0.49      $       1.20      $       0.88
   Diluted                                        $       0.64      $       0.48      $       1.18      $       0.85
INCOME FROM DISCONTINUED
   OPERATIONS PER COMMON SHARE:
   Basic                                          $         --      $       0.04      $         --      $       0.06
   Diluted                                        $         --      $       0.04      $         --      $       0.06
NET INCOME PER COMMON SHARE:
   Basic                                          $       0.65      $       0.53      $       1.20      $       0.94
   Diluted                                        $       0.64      $       0.52      $       1.18      $       0.91
WEIGHTED AVERAGE COMMON SHARES:
   Basic                                            24,552,000        24,185,000        24,520,000        24,125,000
   Diluted                                          24,952,000        24,798,000        24,954,000        24,715,000


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                                 For the
                                                                            Six Months Ended
                                                                              September 30,
                                                                       ---------------------------
                                                                         1999              1998
                                                                       ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  29,525         $  22,596
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          13,334            10,401
   Gain on sales of property and equipment                                  (191)             (243)
   Maintenance expense related to disposition of rotable spares              451                79
   Increase in deferred income taxes                                       1,359               310
   Nonairline depreciation and amortization                                  547             2,131
   Changes in operating assets and liabilities:
      Decrease (increase) in receivables, net                              6,722            (1,831)
      Increase in inventories                                             (1,786)           (6,872)
      Increase in other current assets                                      (148)           (3,314)
      Increase in trade accounts payable                                   6,567            22,674
      Increase in other current liabilities                                2,627            12,185
                                                                       ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 59,007            58,116
                                                                       ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of available-for-sale securities                        --               771
   Purchase of available-for-sale securities                             (50,157)               --
   Acquisition of property and equipment:
      Aircraft and rotable spares                                        (13,765)          (15,432)
      Buildings and ground equipment                                      (2,845)           (5,959)
      Rental vehicles                                                     (3,038)           (2,161)
   Proceeds from sales of property and equipment                           1,500             1,045
   Increase in deposits on aircraft and rotable spares                   (13,583)           (5,800)
   Increase in other assets                                                 (364)             (265)
                                                                       ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES                                    (82,252)          (27,801)
                                                                       ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock upon exercise of stock options                 1,209             1,944
   Payment of cash dividends                                              (1,469)           (1,324)
   Reduction of long-term debt                                            (5,332)           (4,071)
                                                                       ---------         ---------

NET CASH USED IN FINANCING ACTIVITIES                                     (5,592)           (3,451)
                                                                       ---------         ---------

   (Decrease) increase in cash and cash equivalents                      (28,837)           26,864
   Cash and cash equivalents at beginning of period                       52,237           139,772
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  23,400         $ 166,636
                                                                       =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                                            $   1,497         $   1,326
   Income taxes                                                           11,202             7,037


           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and six months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the six months ended September 30, 1999 and 1998, the Company provided for income taxes based upon the estimated annualized effective tax rate. At September 30, 1999, the Company has recorded a net current deferred tax asset of $7.3 million and a net noncurrent deferred tax liability of $26.6 million.


Note D - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                           For the                      For the
                                                                      Three Months Ended           Six Months Ended
                                                                         September 30,               September 30,
                                                                     --------------------        --------------------
                                                                      1999          1998          1999          1998
                                                                     ------        ------        ------        ------
                                                                        (In thousands):             (In thousands):
Weighted average number of common shares outstanding ........        24,552        24,185        24,520        24,125
Effect of outstanding stock options .........................           400           613           434           590
                                                                     ------        ------        ------        ------

Weighted average number of shares for diluted net income
   per common share .........................................        24,952        24,798        24,954        24,715
                                                                     ======        ======        ======        ======

Note E - United Agreements

On July 23, 1997, SkyWest Airlines Inc.,("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, and in various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. The related financial impact for the three and six months ended September 30, 1999 and 1998, has been included in the accompanying condensed consolidated financial statements.


Note F- Discontinued Operations

During the year ended March 31, 1999, the Company sold all of the assets and operations of its wholly owned subsidiary, Scenic Airlines, Inc. (Scenic"). The accompanying condensed consolidated financial statements reflect the disposition of the assets and operations of Scenic as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities have been excluded from the respective captions in the financial statements and have been reported through the date of disposition as income (loss) from discontinued operations, net of income taxes. The revenues of Scenic amounted to $9.7 and $12.2 million for the three and six months ended September 30, 1998, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations:


                                                                      Operating Statistics
                                     --------------------------------------------------------------------------------------
                                                    For the                                        For the
                                               Three Months Ended                              Six Months Ended
                                                  September 30,                                  September 30,
                                     ---------------------------------------        ---------------------------------------
                                       1999           1998         % Change            1999          1998         % Change
                                     ---------      ---------      ---------        ---------      ---------      ---------
Passengers carried                   1,487,297      1,321,955           12.5%       2,853,003      2,339,267           22.0%
Revenue passenger miles (000s)         323,282        278,281           16.2%         613,872        494,007           24.3%
Available seat miles (000s)            550,629        473,025           16.4%       1,075,733        866,780           24.1%
Passenger load factor                     58.7%          58.8%           (.1) pts        57.1%          57.0%            .1  pts
Passenger breakeven load factor           47.3%          49.0%          (1.7) pts        46.4%          47.6%          (1.2) pts
Yield per revenue passenger mile          37.3c          35.7c           4.5%            37.5c          36.4c           3.0%
Revenue per available seat mile           22.2c          21.3c           4.2%            21.7c          21.0c           3.3%
Cost per available seat mile              17.9c          17.7c           1.1%            17.6c          17.5c            .6%
Average passenger trip (miles)             217            211            2.8%             215            211            1.9%

----------

*    For the purpose of this Form 10-Q, c equals cent(s).

For the Three Months Ended September 30, 1999 and 1998

For the quarter ended September 30, 1999, the Company enplaned a record number of passengers and reported record consolidated net income of $15.9 million, or $0.64 per share on a diluted basis, compared to $12.9 million, or $0.52 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 21.2 percent to $122.7 million for the quarter ended September 30, 1999 from $101.2 million for the quarter ended September 30, 1998.

Passenger revenues, which represented 98.2 percent of consolidated operating revenues, increased 21.5 percent to $120.6 million for the quarter ended September 30,1999 from $99.3 million or 98.1 percent of consolidated operating revenues for the quarter ended September 30, 1998. The increase was primarily the result of a 16.2 percent increase in revenue passenger miles ("RPMs") as well as a 4.5 percent increase in yield per RPM. SkyWest began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest also continues to use a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 4.2 percent increase in revenue per available seat mile to 22.2 cent(s) for the quarter ended September 30,1999 from 21.3 cent(s) for the quarter ended September 30,1998. Passenger load factor was 58.7 percent and 58.8 percent for the quarters ended September 30, 1999 and 1998, respectively.

Total operating expenses and interest increased 17.5 percent to $98.9 million for the quarter ended September 30, 1999 compared to $84.2 million for the quarter ended September 30, 1998. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 80.6 percent for the quarter ended September 30, 1999 from 83.2 percent for the comparable quarter ended September 30, 1998. For the quarter ended September 30, 1999 total airline operating expenses and interest (excluding nonairline expenses) were
80.6 percent of airline operating revenues compared to 83.7 percent for the quarter ended September 30, 1998. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses.

Airline operating costs per available seat mile (including interest expense) increased only 1.1 percent to 17.9 cent(s) for the quarter ended September 30, 1999 from 17.7 cent(s) for the quarter ended September 30, 1998. Factors relating to the change in operating expenses are discussed below.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.4 percent for the quarter ended September 30, 1999 from
25.6 percent for the quarter ended September 30, 1998. The average number of full-time equivalent employees for the quarter ended September 30, 1999 was 3,264 compared to 2,850 for the quarter ended September 30, 1998. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.6 cent(s) for the quarter ended September 30, 1999 compared to 5.4 cent(s) for the quarter ended September 30, 1998 as a result of higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.6 percent for the quarter ended September 30, 1999 from 17.7 percent for the quarter ended September 30, 1998. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM decreased slightly to 3.7 cent(s) for the quarter ended September 30, 1999 from 3.8 cent(s) for the quarter ended September 30, 1998.

Maintenance expense decreased as a percentage of airline operating revenues to
8.4 percent for the quarter ended September 30, 1999 compared to 10.4 percent for the quarter ended September 30, 1998. Maintenance expense was higher in the quarter ended September 30, 1998 due to expenses incurred on used Brasilia aircraft related to the United Express expansion. Subsequent to the initial expenditures incurred to ready the acquired aircraft for service, maintenance expense has reduced to a level which is consistent with management's expectation for normal operations. As a result, maintenance expense per ASM decreased to 1.9 cent(s) for the quarter ended September 30, 1999 from 2.2 cent(s) for the quarter ended September 30, 1998.

Fuel costs increased as a percentage of airline operating revenues to 9.9 percent for the quarter ended September 30, 1999 from 7.8 percent for the quarter ended September 30, 1998, primarily due to an increase in the average fuel price per gallon to $0.87 from $0.68. Fuel costs per ASM increased to 2.2 cent(s) for the quarter ended September 30, 1999 from 1.7 cent(s) for the quarter ended September 30, 1998.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 19.6 percent for the quarter ended September 30, 1999 from 21.1 percent for the quarter ended September 30, 1998. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues.

For the Six Months Ended September 30, 1999 and 1998

For the six months ended September 30, 1999, the Company enplaned a record number of passengers and reported record consolidated net income of $29.5 million, or $1.18 per share on a diluted basis, compared to $22.6 million, or $0.91 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 27.9 percent to $234.3 million for the six months ended September 30, 1999 from $183.2 million for the six months ended September 30, 1998.

Passenger revenues, which represented 98.3 percent of the consolidated operating revenues, increased 28.1 percent to $230.3 million for the six months ended September 30, 1999 from $179.8 million or 98.1 percent of consolidated operating revenues for the six months ended September 30, 1998. The increase was primarily the result of a 24.3 percent increase in RPMs as well as a 3.0 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. This new code-sharing relationship has resulted in both increased RPMs and increased yield per RPM. The increased yield per RPM also resulted from an increase in SkyWest's portion of prorated fares with Delta in certain markets. SkyWest also continues to use a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 3.3 percent increase in revenue per available seat mile to 21.7 cent(s) for the six months ended September 30, 1999 from 21.0 cent(s) for the six months ended September 30, 1998. Passenger load factor was 57.1 percent and 57.0 percent for the quarters ended September 30, 1999 and 1998, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Total operating expenses and interest increased 24.6 percent to $190.6 million for the six months ended September 30, 1999 compared to $152.9 million for the six months ended September 30, 1998. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 81.4 percent for the six months ended September 30, 1999 from 83.5 percent for the six months ended September 30, 1998. For the six months ended September 30, 1999, total airline operating expenses and interest (excluding nonairline expenses) were
81.3 percent of airline operating revenues compared to 83.5 percent for the six months ended September 30, 1998. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses. Airline operating costs per ASM (including interest expense) increased to 17.6 cent(s) for the six months ended September 30, 1999 from 17.5 cent(s) for the six months ended September 30, 1998. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.6 percent for the six months ended September 30, 1999 from 25.9 percent for the six months ended September 30, 1998. The average number of full-time equivalent employees for the six months ended September 30, 1999 was 3,222 compared to 2,595 for the six months ended September 30, 1998. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.5 cent(s) for the six months ended September 30, 1999 from 5.4 cent(s) for the six months ended September 30, 1998 as a result of higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 17.1 percent for the six months ended September 30, 1999 from 18.1 percent for the six months ended September 30, 1998. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM decreased slightly to
3.7 cent(s) for the six months ended September 30, 1999 from 3.8 cent(s) for the six months ended September 30, 1998.

Maintenance expense decreased as a percentage of airline operating revenues to
8.8 percent for the six months ended September 30, 1999 from 9.5 percent for the six months ended September 30, 1998. Maintenance expense was higher in the six months ended September 30, 1998 due to the expenses incurred on used Brasilia aircraft related to the United Express expansion. Subsequent to the initial expenditures incurred to ready the acquired aircraft for service, maintenance expense has reduced to a level which is consistent with management's expectation for normal operations. Maintenance expense per ASM decreased to 1.9 cent(s) for the six months ended September 30, 1999 from 2.0 cent(s) for the six months ended September 30, 1998.

Fuel costs increased as a percentage of airline operating revenues to 9.1 percent for the six months ended September 30, 1999 from 7.7 percent for the six months ended September 30, 1998, primarily due to an increase in the average fuel price per gallon to $.80 from $.67. Fuel costs per ASM increased to 2.0 cent(s) for the six months ended September 30, 1999 from 1.6 cent(s) for the six months ended September 30, 1998.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 20.1 percent for the six months ended September 30, 1999 from 21.8 percent for the six months ended September 30, 1998. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues.

Liquidity and Capital Resources

The Company had working capital of $149.6 million and a current ratio of 2.8:1 at September 30, 1999 compared to working capital of $142.4 million and a current ratio of 2.9:1 at March 31, 1999. During the six months ended September 30, 1999, the principal sources of funds were $59.0 million generated from operations, $1.2 million from the issuance of common stock, and $1.5 million of proceeds from the sale of property and equipment. During the six months ended September 30, 1999 the Company invested $50.1 million in available-for-sale securities, $13.8 million in flight equipment, $13.6 million in aircraft deposits, $3.2 million in buildings and ground equipment, $3.0 million in rental vehicles, reduced long-term debt by $5.3 million and paid cash dividends of $1.5 million. These factors resulted in a decrease of $28.8 million in cash and cash equivalents.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $159.7 million at September 30, 1999 compared to $109.6 million at March 31, 1999. At September 30, 1999, the Company's long-term debt to equity position was 16 percent debt and 84 percent equity compared to 19 percent debt and 81 percent equity at March 31, 1999.

During the six months ended September 30, 1999, SkyWest took delivery of five Brasilia aircraft in connection with the United Express expansion. Additionally, as of September 30, 1999, SkyWest had agreed to purchase 35 Canadair Regional Jets ("CRJs") and related spare parts inventory and support equipment at an aggregate cost of approximately $787.5 million. SkyWest also has options to acquire 35 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable through July 2003.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At September 30, 1999, SkyWest leased 82 aircraft under leases with an average remaining term of approximately 9.6 years. Future minimum lease payments due under all long-term operating leases were approximately $587.7 million at September 30, 1999.

The Company's long-term debt was incurred in connection with the acquisition of Brasilia aircraft and certain amounts are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.90 percent on $37.9 million of the long-term debt, at September 30, 1999. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt of $27.1 million, the average effective rate is 3.80 percent at September 30, 1999 and the lender has assumed the risk of the subsidy payments.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 8.0 percent at September 30, 1999. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

The Company spent approximately $19.6 million for nonaircraft capital expenditures during the six months ended September 30, 1999, consisting primarily of aircraft engine overhauls, buildings and ground equipment and rental vehicles.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



Year 2000 Program

The Company has been addressing the Year 2000 date problem since 1997. This has involved personnel in all areas of the Company and has been a collaborative effort with industry trade groups, key suppliers, governmental agencies, and our partners at United Airlines and Delta Air Lines. The project began with an inventory of systems, equipment, and facilities that might have date dependencies. Through internal testing and coordination with third parties systems suppliers, we identified systems and equipment that would require repair or replacement. Over the past two years we have installed many new systems which are year 2000 compliant and we have applied software upgrades and repairs to other systems which were affected by year 2000 date problems. We have surveyed our key third party suppliers and reviewed their year 2000 preparations and their ability to continue to provide needed goods and services. The final phase of the program has included a review of our contingency plans to develop or update manual processes that would allow continued safe operations in the event that automated systems are not available.

Readiness

Our internal mission critical systems and equipment have been repaired or replaced. Third party systems and service providers have provided assurances of the continued availability of their systems and services. Customers have been able to reserve flights and purchase tickets for year 2000 flights since February 1999. Aircraft and navigational systems have been certified year 2000 compliant by their manufacturers. Company contingency plans have been enhanced to specifically address year 2000 issues and are being coordinated with United Airlines and Delta Air Lines contingency planning efforts. We will continue to monitor the readiness of our internal systems and that of our key third party service providers through the remainder of the year.

Costs

Several key internal systems have been replaced during the past two years in support of both growth and replacement of year 2,000 affected systems. These costs have been funded through internal cash flows and new software has been capitalized and will be amortized over the software's useful life.

Risks

Management believes that completed modifications and conversions of the Company's internal systems and equipment will allow us to operate safely and efficiently in the new millennium. Despite our efforts to address year 2000 issues, we are heavily dependent on the year 2000 preparations of governmental agencies, telecommunication companies, utility companies, and our airline partners. The year 2000 related failure of internal mission critical systems or the loss of services provided by third parties (which the Company believes to be the most likely worst case scenario), could result in the reduction or suspension of the Company's operations and could have a material adverse effect on the Company's financial condition and results of operations.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

The Company is exposed to fluctuations in the price and availability of aircraft fuel that affect the Company's earnings. Currently, the Company is effectively hedged with respect to approximately 65 percent of available seat miles produced, due to contractual arrangements with two major airlines. These major airlines reimburse the Company for the actual cost of fuel on contracted flights. The impact of market risk is estimated using a hypothetical increase in fuel price per gallon of 10 percent for the quarter and six months ended September 30, 1999 and 1998. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $421,000 for the quarter ended September 30, 1999 and $511,000 for the quarter ended September 30, 1998. The Company would have experienced an increase in fuel expense of approximately $741,000 for the six months ended September 30, 1999 and $494,000 for the six months ended September 30, 1998. The Company will use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. Variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on its cash and securities held at the time. At September 30, 1999 the Company had variable rate notes representing 8 percent of the total long-term debt and 12 percent at September 30, 1998. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $13,000 in interest expense and received $420,000 in additional interest income for the quarter ended September 30, 1999 and an additional $17,000 in interest expense and received $392,000 in additional interest income for the quarter ended September 30, 1998. Additionally, the Company would have incurred $27,000 in interest expense and received $862,000 in additional interest income for the six months ended September 30, 1999 and an additional $34,000 in interest expense and received $837,000 in additional interest income for the six months ended September 30, 1998. As a result of this assumption, the Company would fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represent 92 percent of the total long-term debt at September 30, 1999 and 88 percent at September 30, 1998.

Item 4:    Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 10, 1999. The shareholders elected the following Board of Directors to serve for one year:

           Name                                   Shares Voted For
           ----                                   ----------------
           Jerry C. Atkin                           19,148,429
           Sidney J. Atkin                          19,148,396
           J. Ralph Atkin                           19,147,242
           Mervyn K. Cox                            19,148,103
           Ian M. Cumming                           19,147,800
           Steven F. Udvar-Hazy                     19,149,076
           Hyrum W. Smith                           19,139,488
           Henry J. Eyring                          19,149,043


The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2000 by a vote of 19,286,735 shares for and 18,487 against.

Item 6:    Exhibits and Reports on Form 8-K

a.         Exhibits   -   Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 1999.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SKYWEST, INC.
                                        Registrant



November 3, 1999                        BY:   /s/   Bradford R. Rich
                                           -------------------------------------
                                           Bradford R. Rich
                                           Executive Vice President,
                                           Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX


Exhibit
 Index                   Description
-------                  -----------
  27                     Financial Data Schedule