Form 10-Q
period 1999-12-31
SKYWEST INC
filed 2000-02-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

                                       OR

          [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from     to    .


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


                            Yes [X]          No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                       Outstanding at February 8, 2000
           -----                       -------------------------------
Common stock, no par value                      24,630,302

                                  SKYWEST, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.    Financial Statements:

               Condensed Consolidated Balance Sheets
                   as of December 31, 1999 and
                   March 31, 1999                                                               3

               Condensed Consolidated Statements of
                   Income for the Three and Nine
                   Months Ended December 31, 1999 and 1998                                      5

               Condensed Consolidated Statements of
                   Cash Flows for the Nine Months Ended
                   December 31, 1999 and 1998                                                   6

               Notes to Condensed Consolidated Financial
                   Statements                                                                   7

    Item 2.    Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                                                   9

    Item 3.    Quantitative and Qualitative Disclosures About Market Risk                      14


Part II - Other Information

    Item 6.    Exhibits and Reports on Form 8-K                                                15

                          PART I. FINANCIAL INFORMATION


                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS


                                               December 31,            March 31,
                                                   1999                   1999
                                                ---------             ---------
CURRENT ASSETS:
   Cash and cash equivalents                    $  35,656             $  52,237
   Available-for-sale securities                  160,490               109,580
   Receivables, net                                 5,147                13,273
   Inventories                                     15,464                13,863
   Prepaid aircraft rents                          10,873                18,755
   Other current assets                            12,530                 8,976
                                                ---------             ---------

     Total current assets                         240,160               216,684
                                                ---------             ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares                    245,427               225,233
   Deposits on aircraft                            55,045                41,463
   Buildings and ground equipment                  42,300                39,418
   Rental vehicles                                  4,250                 4,603
                                                ---------             ---------
                                                  347,022               310,717
   Less-accumulated depreciation and
       amortization                              (130,056)             (111,793)
                                                ---------             ---------

                                                  216,966               198,924

OTHER ASSETS                                        2,355                 2,052
                                                ---------             ---------

                                                $ 459,481             $ 417,660
                                                =========             =========

            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,           March 31,
                                                       1999                   1999
                                                     ---------             ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt              $   8,637             $   8,497
   Trade accounts payable                               57,591                45,630
   Accrued salaries,wages and benefits                  10,993                10,471
   Taxes other than income taxes                         1,017                 2,372
   Income taxes payable                                      -                 5,937
   Air traffic liability                                 1,446                 1,419
                                                     ---------             ---------

     Total current liabilities                          79,684                74,326
                                                     ---------             ---------

LONG-TERM DEBT, net of current maturities               53,873                61,830
                                                     ---------             ---------

DEFERRED INCOME TAXES PAYABLE                           27,398                25,248
                                                     ---------             ---------

STOCKHOLDERS' EQUITY:
   Common stock                                        163,451               162,116
   Retained earnings                                   155,360               114,425
   Treasury stock                                      (20,285)              (20,285)
                                                     ---------             ---------

     Total stockholders' equity                        298,526               256,256
                                                     ---------             ---------

                                                     $ 459,481             $ 417,660
                                                     =========             =========

                  See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (Dollars in Thousands, Except Per Share Amounts)
                                         (Unaudited)

                                                              Three Months Ended                    Nine Months Ended
                                                                December 31,                           December 31,
                                                         -------------------------------       -------------------------------
                                                              1999             1998                1999              1998
                                                         ------------       ------------       ------------       ------------

OPERATING REVENUES:
   Passenger                                             $    115,378       $    100,403       $    345,643       $    280,174
   Freight and other                                            2,003              1,852              6,037              5,269
                                                         ------------       ------------       ------------       ------------
                                                              117,381            102,255            351,680            285,443
                                                         ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Flying operations                                           44,512             37,686            127,906            101,823
   Aircraft, traffic and passenger service                     16,744             15,649             50,160             43,619
   Maintenance                                                 14,688             13,700             43,847             37,780
   Promotion and sales                                          6,750              8,009             21,861             21,840
   General and administrative                                   6,738              5,474             20,450             16,187
   Depreciation and amortization                                7,243              6,011             20,577             16,412
   Other                                                          526                450              1,562              1,296
                                                         ------------       ------------       ------------       ------------
      Total operating expenses                                 97,201             86,979            286,363            238,957
                                                         ------------       ------------       ------------       ------------

OPERATING INCOME                                               20,180             15,276             65,317             46,486
                                                         ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense                                              (466)              (334)            (1,919)            (1,302)
   Interest income                                              2,359              2,083              6,497              5,953
   Gain on sales of property and equipment                         70                 67                261                316
                                                         ------------       ------------       ------------       ------------
                                                                1,963              1,816              4,839              4,967
                                                         ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                                     22,143             17,092             70,156             51,453
PROVISION FOR INCOME TAXES                                     (8,525)            (6,709)           (27,013)           (19,988)
                                                         ------------       ------------       ------------       ------------
INCOME FROM CONTINUING OPERATIONS                              13,618             10,383             43,143             31,465
                                                         ------------       ------------       ------------       ------------
DISCONTINUED OPERATIONS, net of income taxes:
   (Loss) income from operations of Scenic Airlines                 -             (1,233)                                  280
   Loss from disposition of Scenic Airlines                         -               (625)                 -               (625)
                                                         ------------       ------------       ------------       ------------
                                                                    -             (1,858)                 -               (345)
                                                         ------------       ------------       ------------       ------------

NET INCOME                                               $     13,618       $      8,525       $     43,143       $     31,120
                                                         ============       ============       ============       ============


INCOME FROM CONTINUING OPERATIONS
  PER COMMON SHARE:
   Basic                                                 $       0.55       $       0.43       $       1.76       $       1.30
   Diluted                                               $       0.54       $       0.42       $       1.73       $       1.28

LOSS FROM DISCONTINUED
  OPERATIONS PER COMMON SHARE:
   Basic                                                 $      -           $      (0.08)      $      -           $      (0.01)
   Diluted                                               $      -           $      (0.07)      $      -           $      (0.01)
NET INCOME PER COMMON SHARE:
   Basic                                                 $       0.55       $       0.35       $       1.76       $       1.29
   Diluted                                               $       0.54       $       0.34       $       1.73       $       1.27
WEIGHTED AVERAGE COMMON SHARES
   Basic                                                   24,564,000         24,225,000         24,535,000         24,158,000
   Diluted                                                 24,979,000         24,828,000         24,879,000         24,536,000


                  See notes to condensed consolidated financial statements

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Nine Months Ended
                                                                              December 31,
                                                                      ------------------------------
                                                                        1999                 1998
                                                                      ---------            ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $  43,143            $  31,120
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Depreciation and amortization                                      20,577               16,412
      Nonairline depreciation and amortization                              850                  705
      Gain on sales of property and equipment                              (261)                (316)
      Loss on sale of discontinued operations                                 -                  992
      Maintenance expense related to disposition of rotable spares          678                  130
      Increase in deferred income taxes                                   2,150                1,489
      Changes in operating assets and liabilities:
         Decrease in receivables, net                                     8,126                  826
         Increase in inventories                                         (1,601)              (4,502)
         Decrease in other current assets                                 4,328                4,744
         Decrease in net current assets of discontinued operations            -                  819
         Increase in trade accounts payable                              11,958               14,535
         (Decrease) increase in other current liabilities                (6,743)               3,661
                                                                      ---------            ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                83,205               70,615
                                                                      ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Purchase) sale of available-for-sale securities                     (50,910)              12,800
   Acquisition of property and equipment:
     Aircraft and rotable spares                                        (22,908)             (59,413)
     Buildings and ground equipment                                      (2,882)              (7,655)
     Rental vehicles                                                     (3,480)              (2,772)
   Proceeds from sales of property and equipment                          3,110                1,910
   Proceeds from sale of discontinued operations                              -               16,178
   Increase in deposits on aircraft and rotable spares                  (13,582)              (8,300)
   Increase in net long-term assets of discontinued operations                -                 (895)
   Increase in other assets                                                (446)                (230)
                                                                      ---------            ---------
NET CASH USED IN INVESTING ACTIVITIES                                   (91,098)             (48,377)
                                                                      ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               -               22,220
   Issuance of common stock upon exercise of stock options                1,335                2,330
   Tax benefit of options exercised                                           -                  904
   Payment of cash dividends                                             (2,206)              (2,050)
   Reduction of long-term debt                                           (7,817)             (13,801)
                                                                      ---------            ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                      (8,688)               9,603
                                                                      ---------            ---------
   (Decrease) increase in cash and cash equivalents                     (16,581)              31,841
   Cash and cash equivalents at beginning of period                      52,237              139,772
                                                                      ---------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  35,656            $ 171,613
                                                                      =========            =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                       $   2,127            $   1,786
       Income taxes                                                      25,587               15,995


                  See notes to condensed consolidated financial statements

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K. The results of operations for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the year ending March 31, 2000.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value.


Note C - Income Taxes

For the nine months ended December 31, 1999 and 1998, the Company provided for income taxes based upon the estimated annualized effective tax rate. At December 31, 1999, the Company has recorded a net current deferred tax asset of $7.7 million and a net noncurrent deferred tax liability of $27.4 million.


Note D - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                          For the                   For the
                                                                     Three Months Ended        Nine  Months Ended
                                                                         December 31,             December 31,
                                                                     ------------------       -------------------
                                                                      1999        1998         1999        1998
                                                                     -------     ------       -------     -------
                                                                      (In thousands):           (In thousands):

Weighted average number of common shares outstanding                 24,564      24,225       24,535       24,158
Effect of outstanding stock options............................         415         603          344          378
                                                                     ------      ------       ------       ------

Weighted average number of shares for diluted net income
   per common share...........................................       24,979      24,828       24,879       24,536
                                                                     ======      ======       ======       ======

Note E - United Agreements

On July 23, 1997, SkyWest Airlines Inc.,("SkyWest") and United Airlines, Inc. ("United") announced a marketing agreement under which SkyWest has operated as United Express in Los Angeles, Las Vegas, and in various intra-California markets since October 1, 1997. The United Express code-share arrangement provides extensive connecting opportunities for SkyWest/United Express customers at United's Los Angeles hub where United is the largest major carrier. On January 19, 1998, SkyWest and United executed a United Express Agreement for United's Los Angeles hub and an addendum to the United Express Agreement pursuant to which SkyWest would operate as the United Express carrier at United's San Francisco hub, which began June 1, 1998. On February 9, 1998, SkyWest executed an amendment to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. The related financial impact for the three and nine months ended December 31, 1999 and 1998, has been included in the accompanying condensed consolidated financial statements.



Note F- Discontinued Operations

During the year ended March 31, 1999, the Company sold all of the assets and operations of its wholly-owned subsidiary, Scenic Airlines, Inc. (Scenic"). The accompanying condensed consolidated financial statements reflect the disposition of the assets and operations of Scenic as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities have been excluded from the respective captions in the financial statements and have been reported through the date of disposition as income (loss) from discontinued operations, net of income taxes. The revenues of Scenic amounted to $5.7 and $27.7 million for the three and nine months ended December 31, 1998, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                                                                     Operating Statistics
                                    ------------------------------------------------------------------------------------
                                                  For the                               For the
                                             Three Months Ended                     Nine Months Ended
                                               December 31,                           December 31,
                                    ------------------------------------------------------------------------------------
                                        1999        1998        % Change        1999              1998         % Change
                                    ---------     ---------     --------     -------------     -------------   ---------
Passengers carried                  1,354,955     1,322,740        2.4%       4,207,958        3,662,007        14.9%
Revenue passenger miles (000s)        292,397       266,216        9.8%         906,269          760,223        19.2%
Available seat miles (000s)           542,050       495,063        9.5%       1,617,783        1,361,844        18.8%
Passenger load factor                   53.9%         53.8%         .1 pts         56.0%            55.8%         .2 pts
Passenger breakeven load factor         44.8%         45.9%       (1.1) pts        45.9%            47.0%       (1.1) pts
Yield per revenue passenger mile        39.5cents     37.7cents    4.8%            38.1cents         36.9cents    3.3%
Revenue per available seat mile         21.6cents     20.6cents    4.9%            21.6cents         20.9cents    3.3%
Cost per available seat mile            17.9cents     17.5cents    2.3%            17.7cents         17.5cents    1.1%
Average passenger trip (miles)           216           201         7.5%             215              208          3.4%


For the Three Months Ended December 31, 1999 and 1998

For the quarter ended December 31, 1999, the Company enplaned a record number of passengers and reported a 59.7 percent increase in consolidated net income of $13.6 million, or $0.54 per share on a diluted basis, compared to $8.5 million, or $0.34 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 14.8 percent to $117.4 million for the quarter ended December 31, 1999 from $102.3 million for the quarter ended December 31, 1998.

Passenger revenues, which represented 98.3 percent of consolidated operating revenues, increased 14.9 percent to $115.4 million for the quarter ended December 31, 1999 from $100.4 million or 98.2 percent of consolidated operating revenues for the quarter ended December 31, 1998. The increase was primarily the result of a 9.8 percent increase in revenue passenger miles ("RPMs") as well as a 4.8 percent increase in yield per RPM. SkyWest began operating as United Express in Los Angeles, California on October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. Subsequent to these new United Express operations, SkyWest has continued to expand the United Express system which required eight additional aircraft and has resulted in both increased RPMs and increased yield per RPM. SkyWest also continues to use a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 4.9 percent increase in revenue per available seat mile to 21.6cents for the quarter ended December 31, 1999 from 20.6cents for the quarter ended December 31, 1998.

Total operating expenses and interest increased 11.9 percent to $97.7 million for the quarter ended December 31, 1999 compared to $87.3 million for the quarter ended December 31, 1998. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 83.2 percent for the quarter ended December 31, 1999 from 85.4 percent for the comparable quarter ended December 31, 1998. For the quarter ended December 31, 1999, total airline operating expenses and interest (excluding nonairline expenses) were 83.1 percent of airline operating revenues compared to 85.3 percent for the quarter ended December 31, 1998. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses.

Airline operating costs per available seat mile ("ASM") (including interest expense) increased only 2.3 percent to 17.9cents for the quarter ended December 31, 1999 from 17.5cents for the quarter ended December 31, 1998. Factors relating to the change in operating expenses are discussed below.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.8 percent for the quarter ended December 31, 1999 from
26.1 percent for the quarter ended December 31, 1998. The average number of full-time equivalent employees for the quarter ended December 31, 1999 was 3,341 compared to 3,027 for the quarter ended December 31, 1998. The increase in number of personnel was due to continued United Express expansion. Salaries, wages and employee benefits per ASM increased to 5.8cents for the quarter ended December 31, 1999 compared to 5.4cents for the quarter ended December 31, 1998 as a result of additional employees and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 17.9 percent for the quarter ended December 31, 1999 from 18.8 percent for the quarter ended December 31, 1998. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM decreased slightly to 3.8cents for the quarter ended December 31, 1999 from 3.9cents for the quarter ended December 31, 1998.

Maintenance expense decreased as a percentage of airline operating revenues to
8.7 percent for the quarter ended December 31, 1999 compared to 9.5 percent for the quarter ended December 31, 1998. This decrease is due to airline operating revenues increasing at a faster rate than maintenance costs. Maintenance expense per ASM was 1.9cents for both quarters ended December 31, 1999 and 1998.

Fuel costs increased as a percentage of airline operating revenues to 10.3 percent for the quarter ended December 31, 1999 from 8.2 percent for the quarter ended December 31, 1998, primarily due to a substantial increase in the average fuel price per gallon to $0.97 from $0.65. The substantial increase in price is the result of oil producing countries limiting the supply of oil thereby forcing prices to increase. Fuel costs per ASM increased to 2.2cents for the quarter ended December 31, 1999 from 1.7cents for the quarter ended December 31, 1998.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.9 percent for the quarter ended December 31, 1999 from 22.4 percent for the quarter ended December 31, 1998. The decrease is primarily the result of the airline not incurring commissions on contract related passenger revenues.

For the Nine Months Ended December 31, 1999 and 1998

For the nine months ended December 31, 1999, the Company enplaned a record number of passengers and reported a 38.6 percent increase in consolidated net income of $43.1 million, or $1.73 per share on a diluted basis, compared to $31.1 million, or $1.27 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 23.2 percent to $351.7 million for the nine months ended December 31, 1999 from $285.4 million for the nine months ended December 31, 1998.

Passenger revenues, which represented 98.3 percent of consolidated operating revenues, increased 23.4 percent to $345.6 million for the nine months ended December 31, 1999 from $280.2 million or 98.2 percent of consolidated operating revenues for the nine months ended December 31, 1998. The increase was primarily the result of a 19.2 percent increase in RPMs as well as a 3.3 percent increase in yield per RPM. SkyWest entered into a new code-sharing relationship with United and began operating as United Express in Los Angeles, California beginning October 1, 1997. In addition, SkyWest began operating as United Express in Portland, Oregon and Seattle/Tacoma, Washington on April 23, 1998 and in San Francisco, California beginning June 1, 1998. Subsequent to these new United Express operations, SkyWest has continued to expand the United Express system which required the acquisition of eight additional aircraft and has resulted in both increased RPMs and increased yield per RPM. SkyWest also continues to use a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in a 3.3 percent increase in revenue per available seat mile to 21.6cents for the nine months ended December 31, 1999 from 20.9cents for the nine months ended December 31, 1998.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Total operating expenses and interest increased 20.0 percent to $288.3 million for the nine months ended December 31, 1999 compared to $240.2 million for the nine months ended December 31, 1998. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 82.0 percent for the nine months ended December 31, 1999 from 84.2 percent for the nine months ended December 31, 1998. For the nine months ended December 31, 1999, total airline operating expenses and interest (excluding nonairline expenses) were
81.9 percent of airline operating revenues compared to 84.7 percent for the nine months ended December 31, 1998. The improved margin is the result of increased passenger enplanements and operating revenues which have outpaced the increase in operating expenses. Airline operating costs per ASM (including interest expense) increased to 17.7cents for the nine months ended December 31, 1999 from 17.5cents for the nine months ended December 31, 1998. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits as a percentage of airline operating revenues was 26.0 percent for each of the nine month periods ended December 31, 1999 and 1998. The average number of full-time equivalent employees for the nine months ended December 31, 1999 was 3,275 compared to 2,744 for the nine months ended December 31, 1998. The increase in number of personnel was due to the United Express expansion. Salaries, wages and employee benefits per ASM increased slightly to 5.6cents for the nine months ended December 31, 1999 from 5.4cents for the nine months ended December 31, 1998 as a result of additional employees and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 17.3 percent for the nine months ended December 31, 1999 from 18.3 percent for the nine months ended December 31, 1998. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. Aircraft costs per ASM decreased slightly to 3.7cents for the nine months ended December 31, 1999 from 3.8cents for the nine months ended December 31, 1998.

Maintenance expense decreased as a percentage of airline operating revenues to
8.8 percent for the nine months ended December 31, 1999 from 9.5 percent for the nine months ended December 31, 1998. Maintenance expense was higher in the quarter ended December 31, 1998 due to expenses incurred on used Brasilia aircraft related to the United Express expansion. Subsequent to the initial expenditures incurred to ready the acquired aircraft for service, maintenance expense has been reduced to a level which is consistent with management's expectation for normal operations. Maintenance expense per ASM decreased to 1.9cents for the nine months ended December 31, 1999 from 2.0cents for the nine months ended December 30, 1998.

Fuel costs increased as a percentage of airline operating revenues to 9.5 percent for the nine months ended December 31, 1999 from 7.9 percent for the nine months ended December 31, 1998, primarily due to an increase in the average fuel price per gallon to $.86 from $.66. The increase in price is the result of oil producing countries limiting the supply of oil thereby forcing prices to increase. Fuel costs per ASM increased to 2.1cents for the nine months ended December 31, 1999 from 1.6cents for the nine months ended December 31, 1998.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 19.7 percent for the nine months ended December 31, 1999 from 22.0 percent for the nine months ended December 31, 1998. The decrease is primarily the result of the airline not incurring commissions on contract related passenger revenues.

Liquidity and Capital Resources

The Company had working capital of $160.5 million and a current ratio of 3.0:1 at December 31, 1999 compared to working capital of $142.4 million and a current ratio of 2.9:1 at March 31, 1999. During the nine months ended December 31, 1999, the principal sources of funds were $83.2 million generated from operations, $3.1 million of proceeds from the sale of property and equipment and $1.3 million from the issuance of common stock upon the exercise of stock options. During the nine months ended December 31, 1999 the Company invested $50.9 million in available-for-sale securities, $22.9 million in flight equipment, $13.6 million in aircraft deposits, reduced long-term debt by $7.8 million, invested $3.5 million in rental vehicles, $3.3 million in ground equipment and other and paid cash dividends of $2.2 million. These factors resulted in a decrease of $16.6 million in cash and cash equivalents.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $160.5 million at December 31, 1999 compared to $109.6 million at March 31, 1999. At December 31, 1999, the Company's long-term debt to equity position was 15 percent debt and 85 percent equity compared to 19 percent debt and 81 percent equity at March 31, 1999.

During the nine months ended December 31, 1999, SkyWest took delivery of five Brasilia aircraft in connection with the United Express expansion. Additionally, as of December 31, 1999, SkyWest had agreed to purchase 55 Canadair Regional Jets ("CRJs") and related spare parts inventory and support equipment at an aggregate cost of approximately $1.2 billion. SkyWest will take delivery of these aircraft beginning in June 2000 and deliveries will continue through October 2003. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 75 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable through December 2005.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 1999, SkyWest leased 82 aircraft under leases with an average remaining term of approximately 9.4 years. Future minimum lease payments due under all long-term operating leases were approximately $571.8 million at December 31, 1999.

The Company's long-term debt was incurred in connection with the acquisition of Brasilia aircraft and certain amounts are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 4.0 percent on $36.1 million of the long-term debt, at December 31, 1999. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt of $27.1 million, the average effective rate is 3.80 percent at December 31, 1999 and the lender has assumed the risk of the subsidy payments.

The Company spent approximately $29.3 million for nonaircraft capital expenditures during the nine months ended December 31, 1999, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was
8.25 percent at December, 31, 1999. The Company believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Year 2000 Program

The Company has been addressing the Year 2000 date problem since 1997. This involved personnel in all areas of the Company and had been a collaborative effort with industry trade groups, key suppliers, governmental agencies, and our partners at United Airlines and Delta Air Lines. The project began with an inventory of systems, equipment, and facilities that might have date dependencies. Through internal testing and coordination with third parties systems suppliers, we identified systems and equipment that would require repair or replacement. Over the past two years we installed many new systems which are year 2000 compliant and we have applied software upgrades and repairs to other systems which were affected by year 2000 date problems. We had surveyed our key third party suppliers and reviewed their year 2000 preparations and their ability to continue to provide needed goods and services. The final phase of the program included a review of our contingency plans to develop or update manual processes that would allow continued safe operations in the event that automated systems were not available.

Readiness

Our internal mission critical systems and equipment were repaired or replaced by December 1, 1999. Third party systems and service providers had provided assurances of the continued availability of their systems and services. Customers have been able to reserve flights and purchase tickets for year 2000 flights since February 1999. Aircraft and navigational systems were certified year 2000 compliant by their manufactures. Company contingency plans were enhanced to specifically address year 2000 issues and were coordinated with United Airlines and Delta Air Lines contingency planning efforts. We will continue to monitor the readiness of our internal systems and that of our key third party service providers through the fiscal year ending March 31, 2000.

Costs

Several key internal systems have been replaced during the past two years in support of both growth and replacement of year 2000 affected systems. These costs have been funded through internal cash flows and new software has been capitalized and will be amortized over the software's useful life.

Risks

Management believes that completed modifications and conversions of the Company's internal systems and equipment will allow us to operate safely and efficiently in the new millennium. Despite our efforts to address year 2000 issues, we are heavily dependent on the year 2000 preparations of governmental agencies, telecommunication companies, utility companies, and our airline partners. We will continue to monitor key third party service providers through the fiscal year ending March 31, 2000.

Impact of  Date Change

As the date change occurred, the Company did not experience any disruption of air service nor did it experience any disruption in any of its automated processing systems. The Company has continued to monitor its equipment and systems subsequent to the date change with all equipment and systems functioning as intended. The Company will continue to monitor its equipment and systems through the fiscal year ending March 31, 2000.

           Quantitative and Qualitative Disclosures About Market Risk


Aircraft Fuel

The Company is exposed to fluctuations in the price and availability of aircraft fuel that affect the Company's earnings. Currently, the Company is effectively hedged with respect to approximately 65 percent of available seat miles produced, due to contractual arrangements with two major airlines. These major airlines reimburse the Company for the actual cost of fuel on contracted flights. The impact of market risk is estimated using a hypothetical increase in fuel price per gallon of 10 percent for the quarter and nine months ended December 31, 1999 and 1998. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $423,000 for the quarter ended December 31, 1999 and $291,000 for the quarter ended December 31, 1998. The Company would have experienced an increase in fuel expense of approximately $1,164,000 for the nine months ended December 31, 1999 and $785,000 for the nine months ended December 31, 1998. The Company will use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rate applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on its cash and securities held at the time. At December 31, 1999 the Company had variable rate notes representing 8 percent of the total long-term debt and 10 percent at December 31, 1998. The impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $12,000 in interest expense and received $474,000 in additional interest income for the quarter ended December 31, 1999 and an additional $16,000 in interest expense and received $442,000 in additional interest income for the quarter ended December 31, 1998. Additionally, the Company would have incurred $40,000 in interest expense and received $1,342,000 in additional interest income for the nine months ended December 31, 1999 and an additional $50,000 in interest expense and received $1,229,000 in additional interest income for the nine months ended December 31, 1998. As a result of this hypothetical assumption, the Company would fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represent 92 percent of the total long-term debt at December 31, 1999 and 90 percent at December 31, 1998.

                           PART II. OTHER INFORMATION

                                        SKYWEST, INC.


Item 6:    Exhibits and Reports on Form 8-K

a.         Exhibits   -   Financial Data Schedule Exhibit 27

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 1999.







                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SKYWEST, INC.
                                     -----------------------------
                                     Registrant



February 8, 2000                 BY:   /s/ Bradford R. Rich
                                     -----------------------------
                                       Bradford R. Rich
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                       DESCRIPTION
  ------                      -----------
   27                 Financial Data Schedule