Form 10-K
period 2000-03-31
SKYWEST INC
filed 2000-06-27
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

         (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                      For the fiscal year ended March 31, 2000

                                                         OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________

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

         The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 7, 2000, was approximately $715,130,301.

         As of June 7, 2000, there were 24,781,659 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

         Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2000, are incorporated by reference in Part II as specified.

         Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 2000 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /X/

                                  SKYWEST, INC.
                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS


                                     PART I


                                                                                                            Page No.
                                                                                                            --------
Item 1.    Business............................................................................................3
Item 2.    Properties..........................................................................................8
Item 3.    Legal Proceedings...................................................................................9
Item 4.    Submission of Matters to a Vote of Security Holders.................................................9


                                     PART II

Item 5.    Market for Registrant's Common Stock and
             Related Stockholder Matters......................................................................10
Item 6.    Selected Financial Data............................................................................10
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................................................10
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.........................................10
Item 8.    Financial Statements and Supplementary Data........................................................10
Item 9.    Changes in and Disagreements on Accounting and Financial Disclosure................................11


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................11
Item 11.   Executive Compensation.............................................................................11
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management............................................................................11
Item 13.   Certain Relationships and Related Transactions.....................................................11


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................................................................12

                                     PART I

ITEM 1.    BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,000 daily departures to 63 cities in 13 western states and Canada. Pursuant to a joint marketing and code sharing agreement with Delta Airlines, Inc. ("Delta"), SkyWest operates as a Delta Connection in certain SkyWest markets. Effective October 1, 1997, SkyWest entered into a new code-sharing agreement ("United Express Agreement") with United Airlines, Inc. ("United") and began operating as United Express in Los Angeles, California. On January 19, 1998, SkyWest executed an addendum to the United Express Agreement to provide service as United Express in San Francisco, California, which began June 1, 1998. On February 9, 1998, SkyWest executed another addendum to the United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began April 23, 1998. As of April 30, 2000, 47 percent of SkyWest's traffic was carried under the Delta code, and 53 percent was carried under the United code. Additionally, 22.5 percent of SkyWest's flights operated under the Delta code and 77.5 percent operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of March 31, 2000, SkyWest operated a fleet of 92 turboprop aircraft and 11 regional jet aircraft.

Since being founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased at a compounded annual growth rate of 20.8 percent, from $212.5 million in fiscal 1996 to $474.8 million in fiscal 2000. Total passengers carried by SkyWest have increased from approximately 2,340,000 to approximately 5,500,000 over the same period. In fiscal 2000, the Company experienced growth in available seat miles, revenue passenger miles, passengers carried and load factors. The Company recorded consolidated operating revenues of $474.8 million and net income increased 36.5 percent to $57.1 million or $2.29 per diluted share.

Subsequent to March 31, 2000, the Company entered into an agreement to sell all of the outstanding shares of its wholly owned subsidiary National Parks Transportation, Inc. ("NPT"). NPT provides car rental services through a fleet of Avis vehicles located at six airports. NPT had revenues of $2.1 million during fiscal year 2000 and $3.3 million of net book value on related vehicles as of March 31, 2000. A closing date of August 17, 2000 has been set for consummation of the agreement. During fiscal 1999, the Company sold the operations of its wholly owned subsidiary, Scenic Airlines, Inc. ("Scenic"). Scenic provided air tours and general aviation services to the scenic regions of Northern Arizona and Southern Utah. The Scenic operations have been reflected as "Discontinued Operations" in the Company's consolidated financial statements incorporated herein by reference. The revenues of Scenic amounted to $28.0 million for fiscal 1999.

JOINT MARKETING AND CODE SHARING AGREEMENTS

Since April 1987, SkyWest has operated as Delta Connection in certain SkyWest markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. On July 1, 1990, SkyWest and Delta entered into a revised Delta Connection Agreement (the "Delta Connection Agreement"), modified on April 1, 1997 and May 24,1999, under which SkyWest coordinates with Delta to facilitate interline connections at Salt Lake City International Airport. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. SkyWest's code sharing arrangement allocates to SkyWest, on certain flights, a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. This code sharing agreement also provides for negotiated minimum payments per flight departure and incentives related to passenger volumes and levels of customer service, on certain flights. SkyWest also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement terminates June 30, 2010, and is subject to earlier termination in various circumstances, including upon 180 days' advance notice by either party for any or no reason. As of March 31, 2000, Delta owned 12.6 percent of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the Common Stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all Common Stock. Effective April 1, 1997, W. Martin Braham, Delta's designated Board member resigned from the Board, at Delta's request. All Delta designated board members of other regional airlines with similar arrangements also resigned. However, so long as Delta is the owner of 10% or more of the Company's outstanding Common Stock, Delta has the right to include a designee of Delta reasonably acceptable to the Company on the slate of nominees for election of directors nominated by the Company's Board of Directors and to use its best efforts to assure the election of the designee to the Board of Directors. Delta has not designated a nominee to replace Mr. Braham and the Company does not otherwise intend to nominate a replacement for the vacancy created by Mr. Braham's resignation.

Effective October 1, 1997, SkyWest began operating as a United Express carrier in Los Angeles, under a United Express Agreement. The benefits under this agreement are similar to those described under the Delta Connection and Continental Connection agreements. This agreement terminates on September 30, 2002, however, may be terminated earlier based on certain provisions in the agreement. United may also terminate the agreement for convenience upon 180 days written notice. The amendment agreements executed on January 19, 1998 and February 9, 1998, terminate on May 31, 2008, however, may be terminated earlier based on certain provisions in the agreements. The additional flights in Los Angeles covered in the February 9, 1998 agreement terminate on the same day as those in the agreement dated October 1, 1997. United may also terminate these agreements for convenience upon 180 days written notice. On United Express routes, United controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from United negotiated minimum payments per flight departure and incentives related to passenger and volumes and levels of customer service. By entering these agreements with United, it has enabled SkyWest to reduce reliance on any single major airline and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying as previously described.

MARKETS AND ROUTES

SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 7, 2000.

                                                                   Served
State and City                                                     Since(1)
--------------                                                     --------
     Arizona:
        Yuma................................................................1979
     California:
        San Diego...........................................................1968
        Palm Springs........................................................1970
        Los Angeles.........................................................1977
        Imperial............................................................1979
        Ontario.............................................................1981
        Santa Maria.........................................................1982
        Santa Barbara.......................................................1983
        Bakersfield.........................................................1983
        Fresno..............................................................1985
        Sacramento..........................................................1986
        San Francisco.......................................................1995
        San Jose............................................................1986
        San Luis Obispo.....................................................1986
        Orange County.......................................................1986
        Monterey............................................................1987
        Cresent City........................................................1998
        Eureka..............................................................1998
        Redding.............................................................1998
        Chico...............................................................1998
        Santa Rosa..........................................................1998
        Modesto.............................................................1998
        Merced..............................................................1998
        Visalia.............................................................1998
        Inyokern............................................................1998
        Oxnard..............................................................1998
        Carlsbad............................................................1998
     Colorado:
        Grand Junction......................................................1983
        Colorado Springs....................................................1995
     Idaho:
        Pocatello...........................................................1980
        Idaho Falls.........................................................1982
        Twin Falls..........................................................1983
        Boise...............................................................1988
        Sun Valley..........................................................1990

                                                                   Served
State and City                                                     Since(1)
--------------                                                     --------
     Montana:
        West Yellowstone....................................................1986 (2)
        Helena..............................................................1988 (2)
        Bozeman.............................................................1988
        Billings............................................................1988
        Butte...............................................................1988
        Missoula............................................................1998
     Nebraska:
        Omaha.............................................................. 1998
     New Mexico:
        Albuquerque.........................................................1995
     Nevada:
        Las Vegas...........................................................1974
        Elko................................................................1982
        Reno................................................................1982
     Oregon:
        Eugene..............................................................1995
        Portland............................................................1995
        Redmond.............................................................1998
        Medford.............................................................1998
     South Dakota:
        Rapid City..........................................................1994
     Utah:
        Cedar City..........................................................1972
        Salt Lake City......................................................1972
        St. George..........................................................1972
     Washington:
        Pasco...............................................................1996
        Yakima..............................................................1998
        Bellingham..........................................................1998
        Seattle.............................................................1998
        Spokane.............................................................1999
     Wyoming:
        Jackson Hole........................................................1986
        Casper..............................................................1994
        Cody................................................................1995
     Canada:
        Vancouver B.C.......................................................1997
        Calgary.............................................................1999

     (1)   Refers to the calendar year service was initiated.
     (2)   Service is provided on a seasonal basis.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest, are subject to regulation by the FAA and the Department of Transportation ("DOT") and other governmental agencies. The FAA requires operating, air worthiness and other certificates; FAA approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of initial and recurrent flight training programs. SkyWest operates under a FAR Part 121 certificate. Regulations promulgated by the DOT primarily relate to economic aspects of air service. SkyWest also operates under a Canadian Foreign Air Operator Certificate issued by the Minister of Transport Canada.

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

COMPETITION

The airline industry is highly competitive. SkyWest not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from major airlines on certain routes. SkyWest is the dominant regional airline operating out of the Salt Lake City and San Francisco International Airports. Competition in the southern California markets, which are serviced by SkyWest from its hub in Los Angeles, is particularly intense. SkyWest's principal competitor is Wings West, Inc. (operating as "American Eagle"). In its Pacific Northwest markets, SkyWest's principal competitor is Horizon Air Industries, Inc. (operating as "Horizon Airlines"). SkyWest also faces indirect low-fare competition from carriers such as Southwest Airlines.

The Company believes that the principal competitive factors affecting decisions by travelers in SkyWest's markets are the frequency, convenience and reliability of flights and, to a lesser extent, the level of fares.

EMPLOYEES

As of June 7, 2000, the Company employed 3,565 full-time equivalent employees consisting of 1,468 pilots and flight attendants, 1,399 customer service personnel, 442 maintenance personnel, and 256 employees engaged in accounting, administration, marketing and other functions. The Company's employees are not represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and are expected to continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association ("ALPA") was submitted to our pilots, who voted against joining the association by a narrow margin. Under governing rules, our pilots may again vote on this issue as early as August 2000. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of our employees. The Company has never experienced any work stoppages and considers its relationship with its employees to be very good.

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

FORWARD-LOOKING STATEMENTS

This form 10-K contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

ITEM 2.  PROPERTIES

FLIGHT EQUIPMENT

As of June 7, 2000, SkyWest owned or leased the following types of aircraft:


                                         Number of                          Scheduled     Average
                                          Aircraft                            Flight      Cruising        Average
                                     -------------------       Passenger      Range        Speed            Age
Type of Aircraft                     Owned        Leased        Capacity      (miles)      (MPH)           (years)
----------------                     -----        ------       ----------   -----------   ---------       ---------
Brasilia.........................     21           71             30           300          300              5.7
Canadair Regional Jet............      1           11             50           850          530              5.0

SkyWest's aircraft are turboprop and jet pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the Canadair Regional Jet ("CRJs"). SkyWest currently operates 12 of these aircraft on stage lengths up to 850 miles.

SkyWest acquired five Brasilia aircraft under operating lease arrangements during fiscal 2000 at a cost of approximately $40 million. During fiscal 1999, SkyWest entered into an agreement to acquire 25 CRJs and related spares parts inventory and support equipment together with options on 25 additional aircraft. SkyWest entered into agreements to acquire an additional 30 CRJs and secured options for an additional 85 aircraft in fiscal 2000. This brings the total firm order to 55 jet aircraft at an aggregate cost of approximately $1.2 billion and 110 options. Of the 110 options to acquire additional CRJs, 55 are at fixed prices (subject to cost escalations), have delivery schedules and are exercisable through July 2003. The remaining 55 options are at fixed prices (subject to cost escalations), do not have delivery schedules and do not carry an expiration date. During fiscal 2000, SkyWest also entered into a conditional agreement for 40 additional CRJs at an aggregate cost of $880 million and secured options on an additional 80 CRJs. The conditional agreement is subject to the final resolution of the scope clause negotiations between United and their pilot union and expires June 30, 2000. The options are exercisable in blocks of five aircraft and expire 18 months before the estimated delivery of the optioned aircraft in each block.

GROUND FACILITIES

Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California, Salt Lake City, Utah, and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities. The facility was constructed and is owned by the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. SkyWest has plans to begin construction on an additional aircraft maintenance and training facility in Salt Lake City, Utah during September 2000. It is estimated that the facility will be completed and operational by July 2001. The facility is 131,500 square feet consisting of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. It is anticipated that the facility will be owned by the Salt Lake City Airport Authority and will be leased to SkyWest under a long-term lease arrangement.

SkyWest leases ticket counters, check-in, and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 32 of the 63 airports it serves.

The Company's corporate headquarters are located in a 63,000 square foot building in St. George, Utah. SkyWest is in the planning phase for an additional building adjacent to its current corporate headquarters in St. George, Utah. It is estimated that the facility will be completed and operational by early 2001. The facility will consist of approximately 55,000 square feet and will include office space for maintenance management and flight operations including pilot management, dispatch and flight attendant management. The facility will be owned by SkyWest and will be internally funded with cash generated from operations. Management deems the Company's current and planned facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2000, management believes, after the consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2000.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 7, 2000, there were approximately 997 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's Common Stock.


                                                      Fiscal 2000                   Fiscal 1999
                                                      -----------                   -----------

             Quarter                             High             Low           High            Low
             -------                             ----             ---           ----           -----
             First                           $   30.25       $  21.50       $  29.75        $  17.69
             Second                              27.63          20.13          34.00           15.00
             Third                               29.00          21.44          32.69           16.06
             Fourth                              39.13          27.50          38.00           25.13

The transfer agent for the Company's Common Stock is Zions First National Bank, Salt Lake City, Utah. During fiscal 2000, the Board of Directors declared regular quarterly dividends of $.03 for the first three quarters and $.04 for the fourth quarter.

On May 9, 2000, the Company's Board of Directors declared a regular quarterly cash dividend of $.04 per share payable to stockholders of record on June 30, 2000, distributable July 14, 2000.


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 16 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 17 through 21 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, furnished herewith to the Commission as
Exhibit 13.1 to this report on Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to pages 20 and 21 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 22 through 35 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2000, furnished herewith to the Commission as Exhibit 13.1 to this report on Form 10-K, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


All items in Part III are incorporated herein by reference to the Company's Proxy Statement for its 2000 annual stockholders meeting to be held August 8, 2000, to be filed with the Commission.

                                                                                          Headings in
                                                                                        Proxy Statement
                                                                                  ---------------------------
ITEM 10.     Directors and Executive Officers                                     "Election of Directors" and
                 of the Registrant.                                               "Executive Officers"

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

ITEM 13.     Certain Relationships and Related Transactions.                      "Certain Relationships and
                                                                                   Related Transactions"

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)     Documents Filed:

             1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 2000, are incorporated herein by reference in Item 8 of this report on Form 10-K.

                 -  Report of independent public accountants

                 -  Consolidated balance sheets as of March 31, 2000 and 1999

                 - Consolidated statements of income for the years ended March 31, 2000, 1999 and 1998

                 - Consolidated statements of stockholders' equity for the years ended March 31, 2000, 1999 and 1998

                 - Consolidated statements of cash flows for the years ended March 31, 2000, 1999 and 1998

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

     (b)     Reports on Form 8-K.

             The Company did not file any Reports on Form 8-K during the quarter ended March 31, 2000.

     (c)     Exhibits.

                                                                                      Incorporated by       Filed
Number                              Exhibit                                              Reference         Herewith
------       ------------------------------------                                        ---------         --------

  3.1        Restated Articles of Incorporation.............................................(1)

  3.2        Amended By-Laws................................................................(6)


  4.1        Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in
             Exhibit 3.1)...................................................................(1)

                                                                                      Incorporated by       Filed
Number                              Exhibit                                              Reference         Herewith
------       ------------------------------------                                        ---------         --------
 4.2        Article II of the Amended By-Laws defining the
            rights of Common Shareholders (included in
            Exhibit 3.2)...................................................................(6)

10.1        SkyWest, Inc. Amended and Combined Incentive and
            Non-Statutory Stock Option Plan................................................(6)

10.2        Delta Connection agreement dated January 13, 1987
            between Delta Air Lines, Inc. and SkyWest
            Airlines, Inc..................................................................(2)

10.7        United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9,
            1998..........................................................................(13)

10.3        Stock Option agreement dated January 28,
            1987 between Delta Air Lines, Inc. and
            SkyWest, Inc...................................................................(2)

10.13       Lease Agreement dated December 1,1989 between
            Salt Lake City Corporation and SkyWest Airlines,
            Inc............................................................................(7)

10.15       Purchase Agreement dated July 23,1993 between
            Bombardier Regional Aircraft Division and
            SkyWest Airlines, Inc..........................................................(9)

10.16       Purchase agreement No. DSP/AJV-042/95 dated
            June 9, 1995 between Embraer - Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc.........................................................(10)

10.17       SkyWest, Inc. 1995 Employee
            Stock Purchase Plan...........................................................(10)

10.19       Purchase agreement No. GCT-008/98 dated
            March 26, 1998 between Embraer-Empresa
            Brasileira de Aeronautica S.A. and SkyWest Airlines, Inc......................(11)

10.20       Purchase agreement No. PA-0428 dated January 15, 1999
            between Bombardier, Inc. and SkyWest Airlines, Inc ...........................(12)

13.1        Certain portions of the Annual Report to Shareholders
            for the year ended March 31, 2000, are incorporated
            by reference into this report on Form 10-K.........................................................X

                                                                                      Incorporated by       Filed
Number                              Exhibit                                              Reference         Herewith
------       ------------------------------------                                        ---------         --------
 22.1        Subsidiaries of the Registrant.................................................(1)

 23.1        Consent of independent public accountants........................................................X

 27.1        Financial Data Schedule..........................................................................X

  (1)        Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.
  (2)        Incorporated by reference to Registrant's 10-Q filed for the quarter ended December 31, 1986.
  (3)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1987.
  (4)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1989.
  (5)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1990.
  (6)        Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.
  (7)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1992.
  (8)        Incorporated by reference to Registration Statement on Form S-2, File No. 33-61958.
  (9)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1994.
 (10)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.
 (11)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1998.
 (12)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1999.
 (13)        Incorporated by reference to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998.

(d)          Financial Statement Schedule.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 19, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






/s/ Arthur Andersen LLP

Arthur Andersen LLP

Salt Lake City, Utah
May 19, 2000

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended March 31, 2000, 1999 and 1998

                                                                        Additions
                                                       Balance at      Charged To                        Balance
                                                       Beginning        Costs and                        at End
           Description                                  of Year         Expenses       Deductions        of Year
-----------------------------                          ----------      ----------      ----------        -------
Year Ended March 31, 2000:
   Engine overhaul accrual                            $ 7,167,309     $ 4,133,632    $ (1,411,927)   $   9,889,014
   Allowance for obsolescence                             380,000         100,000               -          480,000
   Allowance for doubtful
   accounts receivable                                    202,674               -        (143,702)          58,972
                                                     ------------     -----------    -------------   -------------
                                                      $ 7,749,983     $ 4,233,632    $ (1,555,629)    $ 10,427,986
                                                      ===========     ===========    ============     ============

Year Ended March 31, 1999:
   Engine overhaul accrual                           $  5,540,786     $ 3,637,054    $ (2,010,531)   $   7,167,309
   Allowance for obsolescence                             180,000         200,000               -          380,000
   Allowance for doubtful
   accounts receivable                                    123,768         100,000        ( 21,094)         202,674
                                                     ------------    ------------    -------------    ------------
                                                     $  5,844,554    $  3,937,054    $ (2,031,625)    $  7,749,983
                                                     ============    ============    ============     ============

Year Ended March 31, 1998:
   Engine overhaul accrual                           $  4,773,305     $ 3,537,528    $ (2,770,047)   $   5,540,786
   Allowance for obsolescence                             280,000               -        (100,000)         180,000
   Allowance for doubtful
   accounts receivable                                    103,978          77,728         (57,938)         123,768
                                                     ------------     -----------    ------------     ------------
                                                     $  5,157,283    $  3,615,256     $ (2,927,985)  $   5,844,554
                                                     ============    ============     ============    ============

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

             Names                                      Capacities                                     Date
---------------------------                            ------------                                   ------

 /s/ Jerry C. Atkin                     Chairman of the Board, President and                      June 27, 2000
---------------------------                    Chief Executive Officer
Jerry C. Atkin


 /s/ Sidney J. Atkin                           Vice Chairman of the Board                         June 27, 2000
---------------------------                           and Director
Sidney J. Atkin

                                                Executive Vice President,
 /s/ Bradford R. Rich                     Chief Financial Officer and Treasurer                   June 27, 2000
---------------------------                     (principal financial and
Bradford R. Rich                                   accounting officer)


 /s/ J. Ralph Atkin                                     Director                                  June 27, 2000
---------------------------
J. Ralph Atkin


 /s/ Mervyn K. Cox                                      Director                                  June 27, 2000
---------------------------
Mervyn K. Cox


                                                        Director
---------------------------
Ian M. Cumming


 /s/ Steven F. Udvar-Hazy                               Director                                  June 27, 2000
---------------------------
Steven F. Udvar-Hazy


 /s/ Henry J. Eyring                                    Director                                  June 27, 2000
---------------------------
Henry J. Eyring


---------------------------                             Director
Hyrum W. Smith


---------------------------                             Director
Robert G. Sarver

                               Index to Exhibits

                                                                                      Incorporated by       Filed
Number                              Exhibits                                              Reference         Herewith
------      ---------------------------------------------------------                     ---------         --------

 3.1        Restated Articles of Incorporation.............................................(1)

 3.2        Amended By-Laws................................................................(6)

 4.1        Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in
            Exhibit 3.1)...................................................................(1)

 4.2        Article II of the Amended By-Laws defining the
            rights of Common Shareholders (included in
            Exhibit 3.2)...................................................................(6)

10.1        SkyWest, Inc. Amended and Combined Incentive and
            Non-Statutory Stock Option Plan................................................(6)

10.2        Delta Connection agreement dated January 13, 1987
            between Delta Air Lines, Inc. and SkyWest
            Airlines, Inc..................................................................(2)

10.7        United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9,
            1998..........................................................................(13)

10.3        Stock Option agreement dated January 28,
            1987 between Delta Air Lines, Inc. and
            SkyWest, Inc...................................................................(2)

10.13       Lease Agreement dated December 1,1989 between
            Salt Lake City Corporation and SkyWest Airlines,
            Inc............................................................................(7)

10.15       Purchase Agreement dated July 23,1993 between
            Bombardier Regional Aircraft Division and
            SkyWest Airlines, Inc..........................................................(9)

10.16       Purchase agreement No. DSP/AJV-042/95 dated
            June 9, 1995 between Embraer - Empresa
            Brasileira de Aeronautica S.A. and
            SkyWest Airlines, Inc.........................................................(10)

10.17       SkyWest, Inc. 1995 Employee
            Stock Purchase Plan...........................................................(10)

10.19       Purchase agreement No. GCT-008/98 dated
            March 26, 1998 between Embraer-Empresa
            Brasileira de Aeronautica S.A. and SkyWest Airlines, Inc......................(11)

10.20       Purchase agreement No. PA-0428 dated January 15, 1999
            between Bombardier, Inc. and SkyWest Airlines, Inc ...........................(12)

13.1        Certain portions of the Annual Report to Shareholders
            for the year ended March 31, 2000, are incorporated
            by reference into this report on Form 10-K......................................................X
22.1        Subsidiaries of the Registrant.................................................(1)

23.1        Consent of independent public accountants.......................................................X

27.1        Financial Data Schedule.........................................................................X

 (1)        Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.
 (2)        Incorporated by reference to Registrant's 10-Q filed for the quarter ended December 31, 1986.
 (3)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1987.
 (4)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1989.
 (5)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1990.
 (6)        Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.
 (7)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1992.
 (8)        Incorporated by reference to Registration Statement on Form S-2, File No. 33-61958.
 (9)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1994.
(10)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1995.
(11)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1998.
(12)        Incorporated by reference to Registrant's Form 10-K filed for the year ended March 31, 1999.
(13)        Incorporated by reference to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998.


