Form 10-Q
period 2000-06-30
SKYWEST INC
filed 2000-07-28
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


                  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                  to
                                        ----------------      -------------


                         Commission file number 0-14719


                                  SKYWEST, INC.

   Incorporated under the laws of Utah                      87-0292166
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


                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at July 18, 2000
          -----                                ----------------------------
Common stock, no par value                               24,836,404

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.          Financial Statements:

                     Condensed Consolidated Balance Sheets
                         as of June 30, 2000 and
                         March 31, 2000                                              3

                     Condensed Consolidated Statements of
                         Income for the Three Months Ended
                         June 30, 2000 and 1999                                      5

                     Condensed Consolidated Statements of
                         Cash Flows for the Three Months Ended
                         June 30, 2000 and 1999                                      6

                     Notes to Condensed Consolidated Financial
                         Statements                                                  7


    Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                  8


    Item 3.          Quantitative and Qualitative Disclosures About Market Risk     11




Part II - Other Information

   Item 6.           Exhibits and Reports on Form 8-K
                                                                                    12

                         PART I. FINANCIAL INFORMATION

Item 1:    Financial Statements

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)




                                     ASSETS


                                           June 30,        March 31,
                                             2000            2000
                                           ---------       ---------
CURRENT ASSETS:
    Cash and cash equivalents              $  34,751       $  24,544
    Available-for-sale securities            154,924         146,804
    Receivables, net                          13,801           9,512
    Inventories                               17,215          16,195
    Prepaid aircraft rents                    17,858          23,880
    Other current assets                      13,635          12,891
                                           ---------       ---------

Total current assets                         252,184         233,826
                                           ---------       ---------

PROPERTY AND EQUIPMENT:
    Aircraft and rotable spares              257,583         230,248
    Deposits on aircraft                      72,148          68,372
    Buildings and ground equipment            41,239          38,832
    Rental vehicles                            3,816           3,861
                                           ---------       ---------
                                             374,786         341,313
    Less-accumulated depreciation and
       amortization                         (114,052)       (107,359)
                                           ---------       ---------

                                             260,734         233,954
                                           ---------       ---------
OTHER ASSETS                                   2,342           2,403
                                           ---------       ---------

                                           $ 515,260       $ 470,183
                                           =========       =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            June 30,       March 31,
                                                             2000             2000
                                                           ---------       ---------
CURRENT LIABILITIES:
    Current maturities of long-term debt                   $  12,836       $  12,437
    Trade accounts payable                                    46,180          42,385
    Accrued salaries, wages and benefits                      10,880          10,254
    Engine overhaul accrual                                   10,955           9,889
    Income taxes payable                                       6,178              --
    Taxes other than income taxes                              3,015           3,230
    Air traffic liability                                      1,448           1,452
                                                           ---------       ---------

      Total current liabilities                               91,492          79,647
                                                           ---------       ---------

LONG-TERM DEBT, net of current maturities                     61,207          48,321
                                                           ---------       ---------

DEFERRED INCOME TAXES PAYABLE                                 34,237          29,995
                                                           ---------       ---------

STOCKHOLDERS' EQUITY:
    Common stock                                             166,198         165,765
    Retained earnings                                        183,887         168,331
    Treasury stock                                           (20,285)        (20,285)
    Net unrealized depreciation on available-for-sale
      securities                                              (1,476)         (1,591)
                                                           ---------       ---------

      Total stockholders' equity                             328,324         312,220
                                                           ---------       ---------

                                                           $ 515,260       $ 470,183
                                                           =========       =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended
                                                            June 30,
                                                 -------------------------------
                                                     2000               1999
                                                 ------------       ------------
OPERATING REVENUES:
    Passenger                                    $    128,403       $    109,713
    Freight and other                                   1,984              1,849
                                                 ------------       ------------
                                                      130,387            111,562
                                                 ------------       ------------
OPERATING EXPENSES:
    Flying operations                                  49,338             39,584
    Aircraft, traffic and passenger service            17,517             16,010
    Maintenance                                        15,118             14,409
    Promotion and sales                                 6,954              7,692
    General and administrative                          8,012              6,387
    Depreciation and amortization                       7,827              6,487
    Other                                                 447                517
                                                 ------------       ------------
                                                      105,213             91,086
                                                 ------------       ------------
OPERATING INCOME                                       25,174             20,476
                                                 ------------       ------------
OTHER INCOME (EXPENSE):
    Interest expense                                     (579)              (563)
    Interest income                                     2,450              2,084
    Gain on sales of property and equipment                80                 90
                                                 ------------       ------------
                                                        1,951              1,611
                                                 ------------       ------------

INCOME BEFORE PROVISION FOR INCOME TAXES               27,125             22,087
PROVISION FOR INCOME TAXES                             10,578              8,506
                                                 ------------       ------------
NET INCOME                                       $     16,547       $     13,581
                                                 ============       ============

NET INCOME PER COMMON SHARE:
    Basic                                        $       0.67       $       0.55
    Diluted                                      $       0.65       $       0.55
WEIGHTED AVERAGE COMMON SHARES
    Basic                                          24,761,000         24,488,000
    Diluted                                        25,276,000         24,707,000


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                   For the
                                                                             Three Months Ended
                                                                                  June 30,
                                                                           -----------------------
                                                                             2000           1999
                                                                           --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $ 16,547       $ 13,581
Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                             7,827          6,487
    Gain on sales of property and equipment                                     (80)           (90)
    Maintenance expense related to disposition of rotable spares                362             63
    Increase in deferred income taxes                                         4,242            589
    Nonairline depreciation and amortization                                    236            271
    Changes in operating assets and liabilities:
       Increase in receivables, net                                          (4,289)       (10,406)
       Increase in inventories                                               (1,020)        (1,084)
       Decrease in other current assets                                       5,278            482
      Increase in trade accounts payable                                      3,792          8,304
      Increase (decrease) in engine overhaul accrual                          1,066           (340)
      Increase in other current liabilities                                   6,585            544
                                                                           --------       --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    40,546         18,401
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities, net                            (8,120)       (17,551)
   Net unrealized appreciation on available-for-sale securities                 115             --
   Acquisition of property and equipment:
      Aircraft and rotable spares                                           (28,792)        (4,135)
      Deposits on aircraft and rotable spares                                (3,776)       (17,062)
      Buildings and ground equipment                                         (2,407)        (2,808)
      Rental vehicles                                                          (875)          (764)
   Proceeds from sales of property and equipment                                778            653
   Decrease (increase) in other assets                                            9            (74)
                                                                           --------       --------

NET CASH USED IN INVESTING ACTIVITIES                                       (43,068)       (41,741)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                                     433            316
   Proceeds from issuance of long-term debt                                  15,812             --
   Reduction of long-term debt                                               (2,527)        (2,476)
   Payment of cash dividends                                                   (989)          (734)
                                                                           --------       --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          12,729         (2,894)
                                                                           --------       --------

Increase (decrease) in cash and cash equivalents                             10,207        (26,234)
Cash and cash equivalents at beginning of period                             24,544         52,237
                                                                           --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 34,751       $ 26,003
                                                                           ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                              $    737       $    761
     Income taxes                                                               124          7,227


            See notes to condensed consolidated financial statements.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2000. The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.


Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value. Our position in available-for-sale securities consists primarily of investment grade bonds, bond funds and commercial paper. Unrealized appreciation and depreciation has been recorded as a separate component of stockholders' equity.


Note C - Income Taxes

For the three months ended June 30, 2000 and 1999, we provided for income taxes based upon the estimated annualized effective tax rate. At June 30, 2000, we have recorded a net current deferred tax asset of $9.9 million and a net noncurrent deferred tax liability of $34.2 million.


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

                                                                            For the
                                                                      Three Months Ended
                                                                            June 30,
                                                                     ---------------------
                                                                        2000        1999
                                                                       ------      ------
                                                                         (In thousands):
Weighted average number of common shares outstanding ............      24,761      24,488
Effect of outstanding stock options .............................         515         219
                                                                       ------      ------
Weighted average number of shares for diluted net income
   per common share .............................................      25,276      24,707
                                                                       ======      ======

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

                              Operating Statistics

                                                                                For the
                                                                          Three Months Ended
                                                                                June 30,
                                                              --------------------------------------------
                                                                 2000              1999         % Change
                                                              ----------         ---------      ----------
Passengers carried                                             1,401,113         1,365,706         2.6
Revenue passenger miles (000s)                                   319,830           290,590        10.1
Available seat miles (000s)                                      565,409           525,104         7.7
Passenger load factor                                              56.6%             55.3%         1.3 pts
Passenger breakeven load factor                                    45.9%             45.4%         0.5 pts
Yield per revenue passenger mile                                   40.1 cents    37.8 cents        6.1
Revenue per available seat mile                                    23.0 cents    21.1 cents        9.0
Cost per available seat mile                                       18.6 cents    17.4 cents        6.9
Average passenger trip (miles)                                       228               213         7.0


For the Three Months Ended June 30, 2000 and 1999

For the three months ended June 30, 2000, we continued to develop our code-sharing services with our code-sharing partners and took delivery of the first of 55 Canadair Regional Jets on order. Net income increased to $16.5 million, or $0.65 per diluted share for the three months ended June 30, 2000, compared to $13.6 million, or $0.55 per diluted share for the three months ended June 30, 1999. Consolidated operating revenues increased 16.9% to $130.4 million for the three months ended June 30, 2000 from $111.6 million for the three months ended June 30, 1999.

Passenger revenues, which represented 98.5% of consolidated operating revenues, increased 17.0% to $128.4 million for the three months ended June 30, 2000 from $109.7 million or 98.3% of consolidated operating revenues for the three months ended June 30, 1999. The increase was due primarily to a 10.1% increase in revenue passenger miles and a 6.1% increase in yield per revenue passenger mile. The increase in yield per revenue passenger mile is the result of competitors eliminating and reducing scheduled service in the San Francisco and Los Angeles markets. Additionally, SkyWest implemented selected fare increases during the 2000 fiscal year which have remained intact. Fuel surcharges have also been added to fares to mitigate the increase in fuel prices. On SkyWest-controlled flights SkyWest also continues its efforts to maximize revenue by use of a sophisticated revenue management and control system which utilizes historical booking data and trends to optimize revenue. Together these factors increased revenue per available seat mile 9.0% to 23.0 cents for the three months ended June 30, 2000 from 21.1 cents for the three months ended June 30, 1999.

Passenger load factor increased to 56.6% for the three months ended June 30, 2000 from 55.3% for the three months ended June 30, 1999. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing high load factors in many markets. The increase was also due, in part, to refinements in SkyWest's flight schedules and continued operational improvements.

Total operating expenses and interest increased 15.4% to $105.8 million for the three months ended June 30, 2000, compared to $91.6 million for the three months ended June 30, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 81.1% for the three months ended June 30, 2000 from 82.2% for the comparable period of fiscal 2000. For the three months ended June 30, 2000, total airline operating expenses and interest (excluding nonairline expenses) were 81.1% of airline operating revenues compared to 82.1% for the three months ended June 30, 1999. The improved margin was largely the result of increased passenger enplanements, growth in yield per revenue passenger mile and operating revenues which outpaced the increase in operating expenses.

Airline operating costs per available seat mile (including interest expense) increased 6.9% to 18.6 cents for the three months ended June 30, 2000 from
17.4 cents for the three months ended June 30, 1999. The increase was primarily due to increased fuel costs and higher employee incentive payments based on increased profitability. Factors relating to the change in operating expenses are discussed below.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Continued)


Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.5% for the three months ended June 30, 2000 from 25.9% for the three months ended June 30, 1999. The decrease was principally the result of airline operating revenues increasing 17.1% period over period and salaries, wages and employee benefits increasing only 15.2 % period over period. The average number of full-time equivalent employees for the three months ended June 30, 2000 was 3,500 compared to 3,180 for the three months ended June 30, 1999, an increase of 10.1%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per available seat mile increased to 5.8cents for the three months ended June 30, 2000, compared to 5.5cents for the three months ended June 30, 1999, as a result of additional employees and higher employee incentive payments based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.6% for the three months ended June 30, 2000, from 17.6% for the three months ended June 30, 1999. The decrease was due primarily to airline operating revenues increasing 17.1% period over period and aircraft costs increasing only 10.5% period over period. Aircraft costs per available seat mile increased slightly to 3.8cents for the three months ended June 30, 2000, from 3.7cents for the three months ended June 30, 1999.

Maintenance expense decreased as a percentage of airline operating revenues to 7.9% for the three months ended June 30, 2000, compared to 9.2% for the three months ended June 30, 1999. The decrease was due primarily to airline operating revenues increasing 17.1% period over period and maintenance expense increasing only 0.5% period over period. Maintenance expense per available seat mile decreased to 1.8cents for the three months ended June 30, 2000, from 2.0cents for the three months ended June 30, 1999.

Fuel costs increased as a percentage of airline operating revenues to 11.6% for the three months ended June 30, 2000, from 8.2% for the three months ended June 30, 1999. The increase was due primarily to a 43.8% increase in the average fuel price per gallon to $1.05 from $0.73. Fuel costs per available seat mile increased to 2.7cents for the three months ended June 30, 2000, from 1.7cents for the three months ended June 30, 1999.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 19.1% for the three months ended June 30, 2000, from 20.7% for the three months ended June 30, 1999. The decrease was primarily the result of SkyWest not incurring commissions on United Express passenger related revenues. Other expenses per available seat mile were 4.4cents for both quarters ended June 30, 2000 and 1999.


Liquidity and Capital Resources

We had working capital of $160.7 million and a current ratio of 2.8:1 at June 30, 2000 compared to working capital of $154.2 million and a current ratio of 2.9:1 at March 31, 2000. During the three months ended June 30, 2000 the principal sources of funds were $40.5 million generated from operations, $778,000 of proceeds from the sale of property and equipment and $433,000 from the issuance of common stock upon exercise of stock options. During the three months ended June 30, 2000 we invested $28.8 million in flight equipment, $8.1 million in available-for-sale securities, $3.8 million in aircraft deposits, $2.4 million in buildings and ground equipment and other, $875,000 in rental vehicles, reduced long-term debt by $2.5 million, and paid cash dividends of $989,000. These factors resulted in an increase of $10.2 million in cash and cash equivalents.

Our position in available-for-sale securities, consisting primarily of investment grade bonds, bond funds and commercial paper, increased to $154.9 million at June 30, 2000, compared to $146.8 million at March 31, 2000. At June 30, 2000, our ratio of long-term debt to stockholders' equity was 16%, compared to 13% at March 31, 2000.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Continued)



During the three months ended June 30, 2000, SkyWest took delivery of one new Canadair Regional Jet aircraft in connection with SkyWest's planned expansion and financed the aircraft with long-term debt. As of June 30, 2000, SkyWest had agreed to acquire 54 new Canadair Regional Jet aircraft at an aggregate purchase price of approximately $1.2 billion. SkyWest also has options to acquire an additional 75 Canadair Regional Jets of which 55 are at fixed prices (subject to cost escalations), have delivery schedules, and are exercisable in blocks of five aircraft and expire at varying dates between January 2002 and February 2008. The 20 remaining options are at fixed prices (subject to cost escalations), do not have delivery schedules and do not carry an expiration date. SkyWest has also entered into a conditional agreement for 40 additional Canadair Regional Jets at an aggregate cost of $880 million. The conditional agreement is subject to the final resolution of the scope clause negotiations between United and their pilot union and expires on January 15, 2001. We have also secured options on an additional 80 Canadair Regional Jets, of which 40 are at fixed prices (subject to cost escalations), have delivery schedules, are exercisable in blocks of five aircraft and expire at varying dates between July 2003 and June 2006. The remaining 40 options are at fixed prices (subject to cost escalations), do not have delivery schedules and do not carry an expiration date. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire the remaining CRJ aircraft through third-party, long-term loans or through operating lease arrangements.

We have significant long-term operating lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At June 30, 2000, SkyWest leased 82 aircraft under leases with an average remaining term of approximately 8.8 years. Future minimum lease payments due under all long-term operating leases were approximately $554.2 million at June 30, 2000. At an 8% discount factor, the present value of these obligations would be equal to approximately $365.5 million at June 30, 2000.

Our total long-term debt of $74.0 was incurred in connection with the acquisition of Brasilia Turboprops and Canadair Regional Jets. Certain amounts related to Brasilia Turboprops are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 4.07% on $32.8 million of the long-term debt at June 30, 2000. The continuing subsidy payments are at risk if the Federative Republic of Brazil does not meet its obligations under the export support program. While we have no reason to believe, based on information currently available, that we will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining Brasilia Turboprop long-term debt of $25.4 million, the average effective rate is 3.82% at June 30, 2000 and the lender has assumed the risk of the subsidy payments. The average effective rate on the debt related to the Canadair Regional Jet aircraft of $15.8 million was 7.66% at June 30, 2000 and is not subject to subsidy payments.

We spent approximately $13.5 million for nonaircraft capital expenditures during the three months ended June 30, 2000, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

We have available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 9.25% at June 30, 2000. We believe that, in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.


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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that are based on management's belief, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on our operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.


Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

We are exposed to fluctuations in the price and availability of aircraft fuel that affect our earnings. Our financial statements reflect both the cost of fuel we purchase for SkyWest-controlled flights, as well as fuel we purchase for contract flights, which is subject to reimbursement by our code-sharing partners. Currently, we have limited exposure to fuel price increases with respect to approximately 65% of available seat miles produced, due to contractual arrangements with United and Delta. These major airlines reimburse us for the actual cost of fuel on contracted flights. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the quarters ended June 30, 2000 and 1999. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, we would have experienced an increase in fuel expense of approximately $517,000 for the three months ended June 30, 2000 and $323,000 for the three months ended June 30, 1999. We currently intend to use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on its cash and securities held at the time; however, the market value of our available-for-sale securities would decline. At June 30, 2000, we had variable rate notes representing 27% of our total long-term debt and 8% at June 30, 1999. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $31,000 in interest expense and received $451,000 in additional interest income for the three months ended June 30, 2000 and an additional $14,000 in interest expense and received $393,000 in additional interest income for the three months ended June 30, 1999. As a result of this hypothetical assumption, we believe we could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. We do not have significant exposure to the changing interest rates on our fixed-rate long-term debt instruments, which represented 73% of the total long-term debt at June 30, 2000 and 92% of our total long-term debt at June 30, 1999.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 6:    Exhibits and Reports on Form 8-K

a.         Exhibits   -  10.1  SkyWest, Inc. Executive Stock Incentive Plan
                      -  10.2  SkyWest, Inc. 2001 Allshare Stock Option Plan
                      -  27.1  Financial Data Schedule Exhibit

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended June 30, 2000.



                                    SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SKYWEST, INC.
                                        -------------
                                        Registrant


July 28, 2000                           BY:   /s/ Bradford R. Rich
                                           -------------------------------------
                                        Bradford R. Rich
                                        Executive Vice President,
                                        Chief Financial Officer and Treasurer