Form 10-Q
period 2000-09-30
SKYWEST INC
filed 2000-11-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                ( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                                       OR

                (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

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

                                      Yes    X             No
                                          -------             -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at November 6, 2000
            -----                               -------------------------------
    Common stock, no par value                               27,781,319

                                  SKYWEST, INC.

                                TABLE OF CONTENTS

Part I - Financial Information

    Item 1.          Financial Statements:

                     Condensed Consolidated Balance Sheets
                         As of September 30, 2000 and
                         March 31, 2000                                               3

                     Condensed Consolidated Statements of
                         Income For the Three and Six
                         Months Ended September 30, 2000 and 1999                     5

                     Condensed Consolidated Statements of
                         Cash Flows For the Six Months Ended
                         September 30, 2000 and 1999                                  6

                     Notes to Condensed Consolidated Financial
                         Statements                                                   7

    Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                   8


Part II - Other Information


   Item 3.           Quantitative and Qualitative Disclosures About Market Risk      13


   Item 4.           Submission of Matters to a Vote of Security                     13
                     Holders


   Item 6.           Exhibits and Reports on Form 8-K                                14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                     ASSETS

                                            September 30,         March 31,
                                                 2000                2000
                                              ---------           ---------
CURRENT ASSETS:
   Cash and cash equivalents                  $ 125,769           $  24,544
   Available-for-sale securities                184,367             146,804
   Receivables, net                              18,730               9,512
   Inventories                                   18,612              16,195
   Prepaid aircraft rents                        16,410              23,880
   Other current assets                          16,150              12,891
                                              ---------           ---------

       Total current assets                     380,038             233,826
                                              ---------           ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares                  265,028             230,248
   Deposits on aircraft                          72,148              68,372
   Buildings and ground equipment                43,099              38,832
   Rental vehicles                                   13               3,861
                                              ---------           ---------
                                                380,288             341,313
   Less accumulated depreciation and
       amortization                            (121,060)           (107,359)
                                              ---------           ---------

                                                259,228             233,954
                                              ---------           ---------
OTHER ASSETS                                      2,502               2,403
                                              ---------           ---------

                                              $ 641,768           $ 470,183
                                              =========           =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            September 30,         March 31,
                                                                 2000                2000
                                                              ---------           ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt                       $  12,650           $  12,437
   Trade accounts payable                                        40,577              42,385
   Accrued salaries, wages and benefits                          10,828              10,254
   Engine overhaul accrual                                       11,759               9,889
   Income taxes payable                                           4,506                  --
   Taxes other than income taxes                                  4,307               3,230
   Air traffic liability                                          1,423               1,452
                                                              ---------           ---------

     Total current liabilities                                   86,050              79,647
                                                              ---------           ---------

LONG-TERM DEBT, net of current maturities                        59,606              48,321
                                                              ---------           ---------

DEFERRED INCOME TAXES PAYABLE                                    27,226              29,995
                                                              ---------           ---------


STOCKHOLDERS' EQUITY:
   Common stock                                                 289,801             165,765
   Retained earnings                                            200,590             168,331
   Treasury stock                                               (20,285)            (20,285)
   Net unrealized depreciation on available-for-sale
     securities                                                  (1,220)             (1,591)
                                                              ---------           ---------

     Total stockholders' equity                                 468,886             312,220
                                                              ---------           ---------

                                                              $ 641,768           $ 470,183
                                                              =========           =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                      Three Months Ended                     Six Months Ended
                                                         September 30,                         September 30,
                                                -------------------------------       -------------------------------
                                                    2000               1999               2000               1999
                                                ------------       ------------       ------------       ------------
OPERATING REVENUES:
   Passenger                                    $    137,182       $    120,552       $    265,585       $    230,265
   Freight and other                                   1,449              2,185              3,433              4,034
                                                ------------       ------------       ------------       ------------
                                                     138,631            122,737            269,018            234,299
                                                ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Flying operations                                  54,032             43,810            103,370             83,394
   Aircraft, traffic and passenger service            18,695             17,406             36,212             33,416
   Maintenance                                        15,719             14,750             30,837             29,159
   Promotion and sales                                 7,266              7,419             14,220             15,111
   General and administrative                          7,888              7,325             15,900             13,712
   Depreciation and amortization                       8,274              6,847             16,101             13,334
   Other                                                  84                519                531              1,036
                                                ------------       ------------       ------------       ------------
                                                     111,958             98,076            217,171            189,162
                                                ------------       ------------       ------------       ------------

OPERATING INCOME                                      26,673             24,661             51,847             45,137
                                                ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense                                   (1,125)              (890)            (1,704)            (1,453)
   Interest income                                     3,266              2,054              5,716              4,138
   Gain on sales of property and equipment               390                101                470                191
                                                ------------       ------------       ------------       ------------
                                                       2,531              1,265              4,482              2,876
                                                ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES                            29,204             25,926             56,329             48,013
PROVISION FOR INCOME TAXES                            11,389              9,982             21,967             18,488
                                                ------------       ------------       ------------       ------------

NET INCOME                                      $     17,815       $     15,944       $     34,362       $     29,525
                                                ============       ============       ============       ============

NET INCOME PER COMMON SHARE:
   Basic                                        $       0.69       $       0.65       $       1.36       $       1.20
   Diluted                                      $       0.68       $       0.64       $       1.33       $       1.18

WEIGHTED AVERAGE COMMON SHARES:
   Basic                                          25,807,000         24,552,000         25,284,000         24,520,000
   Diluted                                        26,391,000         24,952,000         25,834,000         24,954,000


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                               For the
                                                                         Six Months Ended
                                                                           September 30,
                                                                     -------------------------
                                                                        2000            1999
                                                                     ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $  34,362       $  29,525
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        16,101          13,334
   Gain on sales of property and equipment                                (470)           (191)
   Maintenance expense related to disposition of rotable spares            581             451
   (Decrease) increase in deferred income taxes                         (2,769)          1,359
   Nonairline depreciation and amortization                                249             547
   Changes in operating assets and liabilities:
      (Increase) decrease in receivables, net                           (9,218)          6,722
      Increase in inventories                                           (2,417)         (1,786)
      Decrease (increase) in other current assets                        4,211            (148)
      (Decrease) increase in trade accounts payable                        (60)          6,567
      Increase in other current liabilities                              6,128           2,627
                                                                     ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               46,698          59,007
                                                                     ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                           (37,563)        (50,157)
   Net unrealized appreciation on available-for-sale securities            371              --
   Acquisition of property and equipment:
      Aircraft and rotable spares                                      (37,111)        (13,765)
      Buildings and ground equipment                                    (4,267)         (2,845)
      Rental vehicles                                                     (875)         (3,038)
   Proceeds from sales of property and equipment                         4,442           1,500
   Increase in deposits on aircraft and rotable spares                  (3,776)        (13,583)
   Increase in other assets                                               (247)           (364)
                                                                     ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (79,026)        (82,252)
                                                                     ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                          124,036           1,209
   Proceeds from issuance of long-term debt                             15,812              --
   Reduction of long-term debt                                          (4,314)         (5,332)
   Payment of cash dividends                                            (1,981)         (1,469)
                                                                     ---------       ---------

NET CASH PROVIDED BY (USED IN )FINANCING ACTIVITIES                    133,553          (5,592)
                                                                     ---------       ---------

   Increase (decrease) in cash and cash equivalents                    101,225         (28,837)
   Cash and cash equivalents at beginning of period                     24,544          52,237
                                                                     ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $ 125,769       $  23,400
                                                                     =========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
   Interest                                                          $   1,361       $   1,497
   Income taxes                                                      $  20,196       $  11,202


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included the Annual Report on Form 10-K. The results of operations for the three and six months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value. Our position in available-for-sale securities consists primarily of investment grade bonds, bond funds and commercial paper. Unrealized appreciation and depreciation has been recorded as a separate component of stockholders' equity.

Note C - Income Taxes

For the six months ended September 30, 2000 and 1999, the Company provided for income taxes based upon the estimated annualized effective tax rate. At September 30, 2000, the Company has recorded a net current deferred tax asset of $9.8 million and a net noncurrent deferred tax liability of $27.2 million.

Note D - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                        For the                   For the
                                                                   Three Months Ended          Six Months Ended
                                                                      September 30,             September 30,
                                                                   -------------------       -------------------
                                                                    2000         1999         2000         1999
                                                                   ------       ------       ------       ------
                                                                     (In thousands):           (In thousands):
Weighted average number of common shares outstanding .......       25,807       24,552       25,284       24,520
Effect of outstanding stock options ........................          584          400          550          434
                                                                   ------       ------       ------       ------

Weighted average number of shares for diluted net income
   per common share ........................................       26,391       24,952       25,834       24,954
                                                                   ======       ======       ======       ======

Note E - Stock Offering

On September 12, 2000, we completed a public offering of 2,895,415 shares of common stock which generated net proceeds of $122,109,000 after deducting underwriting commission and other expenses.

Note F -  Stock Dividend

On November 7, 2000, the Board of Directors declared a dividend distribution of one share of common stock for each outstanding share of common stock. The stock dividend will be distributed on December 15, 2000, to shareholders of record as of November 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

                                                                        Operating Statistics
                                    ---------------------------------------------------------------------------------------------

                                                    For the                                             For the
                                               Three Months Ended                                  Six Months Ended
                                                  September 30,                                      September 30,
                                    ----------------------------------------------    -------------------------------------------
                                       2000               1999            % Change       2000               1999         % Change
                                       ----               ----            --------       ----               ----         --------
Passengers carried                  1,471,618          1,487,297           (1.1)      2,872,731          2,853,003           .7
Revenue passenger miles (000s)        338,154            323,282            4.6         657,984            613,872          7.2
Available seat miles (000s)           575,957            550,629            4.6       1,141,366          1,075,733          6.1
Passenger load factor                    58.7%              58.7%            --            57.6%              57.1%          .5 pts
Passenger breakeven load factor          47.9%              47.3%            .6 pts        46.8%              46.4%          .4 pts
Yield per revenue passenger mile         40.6 cent(s)       37.3 cent(s)     8.8           40.4 cent(s)       37.5 cent(s)  7.7
Revenue per available seat mile          24.1 cent(s)       22.2 cent(s)     8.6           23.5 cent(s)       21.7 cent(s)  8.3
Cost per available seat mile             19.6 cent(s)       17.9 cent(s)     9.5           19.1 cent(s)       17.6 cent(s)  8.5
Average passenger trip (miles)            230                217             6.0            229                215          6.5

For the Three Months Ended September 30, 2000 and 1999

For the three months ended September 30, 2000, we continued to develop our code-sharing services with our code-sharing partners and took delivery of the second of 55 Canadair Regional Jets on order. Net income increased to $17.8 million, or $0.68 per share on a diluted basis, compared to $15.9 million, or $0.64 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 13.0% to $138.6 million for the three months ended September 30, 2000 from $122.7 million for the three months ended September 30, 1999.

Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 13.8% to $137.2 million for the three months ended September 30, 2000 from $120.6 million or 98.2% of consolidated operating revenues for the three months ended September 30, 1999. The increase was primarily the result of a 4.6% increase in revenue passenger miles ("RPMs") as well as an 8.8% increase in yield per RPM. The increase in RPMs is the result of additional aircraft deliveries and flights, period over period. The increase in yield per RPM is the result of competitors eliminating and reducing scheduled service in the San Francisco and Los Angeles markets. Additionally, SkyWest implemented selected fare increases during the 2000 fiscal year which have remained intact. Fuel surcharges have also been added to fares to mitigate the increase in fuel prices. On SkyWest-controlled flights, SkyWest also continues its efforts to maximize revenue by use of a sophisticated revenue management and control system that utilizes historical booking data and trends to optimize revenue. Together these factors increased revenue per available seat mile 8.6% to 24.1" for the three months ended September 30, 2000 from 22.2" for the three months ended September 30,1999.

During the quarter ended September 30, 2000, SkyWest experienced decreased passenger enplanements in the United Express portion of operations due to United Airlines' flight cancellations and delays. This decrease was somewhat offset by increased passenger enplanements in the Delta Connection portion of operations. However, the overall decrease in passenger enplanements resulted in a passenger load factor of 58.7% for both quarters ended September 30, 2000 and 1999.

Total operating expenses and interest increased 14.3% to $113.1 million for the three months ended September 30, 2000 compared to $98.9 million for the three months ended September 30, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 81.6% for the three months ended September 30, 2000 from 80.6% for the comparable quarter ended September 30, 1999. For the three months ended September 30, 2000, total airline operating expenses and interest (excluding nonairline expenses) were 81.6% of airline operating revenues compared to 80.6% for the three months ended September 30, 1999. The decreased margin is primarily the result of increased fuel and labor costs which have outpaced the increase in operating revenues.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Airline operating costs per available seat mile ("ASMs") (including interest expense) increased 9.5% to 19.6" for the three months ended September 30, 2000 from 17.9" for the three months ended September 30, 1999. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.2% for the three months ended September 30, 2000 from 25.4% for the three months ended September 30, 1999. The average number of full-time equivalent employees for the three months ended September 30, 2000 was 3,709 compared to 3,264 for the three months ended September 30, 1999 an increase of 13.6%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per ASM increased to 6.3" for the three months ended September 30, 2000 compared to 5.6" for the three months ended September 30, 1999 as a result of additional employees and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.0% for the three months ended September 30, 2000 from 16.6% for the three months ended September 30, 1999. The decrease is due to airline operating revenues increasing 13.5% period over period and aircraft costs increasing only 9.2% period over period. Aircraft costs per ASM increased slightly to 3.8" for the three months ended September 30, 2000 from 3.7" for the three months ended September 30, 1999.

Maintenance expense decreased as a percentage of airline operating revenues to 7.6% for the three months ended September 30, 2000 compared to 8.4% for the three months ended September 30, 1999. The decrease was due primarily to airline operating revenues increasing 13.5% period over period and maintenance expense increasing only 1.9% period over period. As a result, maintenance expense per ASM decreased to 1.8" for the three months ended September 30, 2000 from 1.9" for the three months ended September 30, 1999.

Fuel costs increased as a percentage of airline operating revenues to 12.8% for the three months ended September 30, 2000 from 9.9% for the three months ended September 30, 1999, primarily due to a 46.0% increase in the average fuel price per gallon to $1.27 from $0.87. Fuel costs per ASM increased to 3.1" for the three months ended September 30, 2000 from 2.2" for the three months ended September 30, 1999.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.3% for the three months ended September 30, 2000 from 19.6% for the three months ended September 30, 1999. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues, which are paid by United. Other expenses per available seat mile were 4.4""for both quarters ended September 30, 2000 and 1999.

For the Six Months Ended September 30, 2000 and 1999

For the six months ended September 30, 2000, we continued to develop our code-sharing services with our code-sharing partners and took delivery of the first two of 55 Canadair Regional Jets on order. Net income increased to $34.4 million, or $1.33 per share on a diluted basis, compared to $29.5 million, or $1.18 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 14.8% to $269.0 million for the six months ended September 30, 2000 from $234.3 million for the six months ended September 30, 1999.

Passenger revenues, which represented 98.7% of consolidated operating revenues, increased 15.3% to $265.6 million for the six months ended September 30, 2000 from $230.3 million or 98.3% of consolidated operating revenues for the six months ended September 30, 1999. The increase was primarily the result of a 7.2% increase in RPMs as well as a 7.7% increase in yield per RPM. The increase in RPMs is the result of additional aircraft deliveries and flights, period over period. The increase in yield per RPM is the result of competitors eliminating and reducing scheduled service in the San Francisco and Los Angeles markets. Additionally, SkyWest implemented selected fare increases during the 2000 fiscal year which have remained intact. Fuel surcharges have also been added to fares to mitigate the increase in fuel prices. On SkyWest-controlled flights, SkyWest continues its efforts to maximize revenue by use of a sophisticated revenue management and control system that utilizes historical booking data and trends to optimize revenue. Together these factors increased revenue per available seat mile 8.3% to 23.5""for the six months ended September 30, 2000 from 21.7" for the six months ended September 30, 1999. Additionally, passenger load factor increased .5 points to 57.6% for the six months ended September 30, 2000 from 57.1% for the six months ended September 30, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Total operating expenses and interest increased 14.8% to $218.9 million for the six months ended September 30, 2000 compared to $190.6 million for the six months ended September 30, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest was 81.4% for both the six months ended September 30, 2000 and 1999. For the six months ended September 30, 2000 and 1999, total airline operating expenses and interest (excluding nonairline expenses) was 81.3% of airline operating revenues. Airline operating costs per ASM (including interest expense) increased 8.5% to 19.1" for the six months ended September 30, 2000 from 17.6" for the six months ended September 30, 1999. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 25.8% for the six months ended September 30, 2000 from 25.6% for the six months ended September 30, 1999. The average number of full-time equivalent employees for the six months ended September 30, 2000 was 3,612 compared to 3,222 for the six months ended September 30, 1999 an increase of 12.1%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per ASM increased to 6.1" for the six months ended September 30, 2000 from 5.5" for the six months ended September 30, 1999 as a result of additional employees and higher employee incentives based on increased profitability.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.3% for the six months ended September 30, 2000 from 17.1% for the six months ended September 30, 1999. The decrease is due to airline operating revenues increasing 15.2% period over period and aircraft costs increasing only 9.8% period over period. Aircraft costs per ASM increased slightly to 3.8" for the six months ended September 30, 2000 from 3.7" for the six months ended September 30, 1999.

Maintenance expense decreased as a percentage of airline operating revenues to 7.7% for the six months ended September 30, 2000 from 8.8% for the six months ended September 30, 1999. The decrease was due primarily to airline operating revenues increasing 15.2% period over period and maintenance expense increasing only 1.2% period over period. Maintenance expense per ASM decreased to 1.8" for the six months ended September 30, 2000 from 1.9" for the six months ended September 30, 1999.

Fuel costs increased as a percentage of airline operating revenues to 12.2% for the six months ended September 30, 2000 from 9.1% for the six months ended September 30, 1999, primarily due to a 45% increase in the average fuel price per gallon to $1.16 from $.80. Fuel costs per ASM increased to 2.9" for the six months ended September 30, 2000 from 2.0" for the six months ended September 30, 1999.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.7% for the six months ended September 30, 2000 from 20.1% for the six months ended September 30, 1999. The decrease is primarily the result of the airline not incurring commissions on United Express contract related passenger revenues. Other expenses per available seat mile were 4.4""for both quarters ended September 30, 2000 and 1999.

Liquidity and Capital Resources

We had working capital of $294.0 million and a current ratio of 4.4:1 at September 30, 2000 compared to working capital of $154.2 million and a current ratio of 2.9:1 at March 31, 2000. The improvement in working capital is the result of completion of a common stock offering during the six months ended September 30, 2000 wherein we generated net proceeds of $122,109,000. During the six months ended September 30, 2000, the principal sources of funds were $124.0 million generated from the issuance of common stock, $46.7 million from operations, $15.8 million from the issuance of long-term debt and $4.4 million of proceeds from the sale of property and equipment. During the six months ended September 30, 2000 the Company invested $37.6 million in available-for-sale securities, $37.1 million in flight equipment, $4.1 million in buildings and ground equipment, $3.8 million in aircraft deposits, $.8 million in rental vehicles, reduced long-term debt by $4.3 million and paid cash dividends of $2.0 million. These factors resulted in an increase of $101.2 million in cash and cash equivalents.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $184.4 million at September 30, 2000 compared to $146.8 million at March 31, 2000. At September 30, 2000, our ratio of long-term debt to stockholder's equity was 11% compared to 13% at March 31, 2000.

During the six months ended September 30, 2000 SkyWest took delivery of two new Canadair Regional Jet aircraft in connection with SkyWest's planned expansion and financed one of the aircraft with long-term debt and one through an operating lease arrangement. As of September 30, 2000 SkyWest had agreed to acquire 53 new Canadair Regional Jet aircraft at an aggregate purchase price of approximately $1.2 billion. SkyWest also has options to acquire an additional 75 Canadair Regional Jets of which 55 are at fixed prices (subject to cost escalations), have delivery schedules, and are exercisable in blocks of five aircraft and expire at varying dates between January 2002 and February 2008. The 20 remaining options are at fixed prices (subject to cost escalations), do not have delivery schedules and do not carry an expiration date. SkyWest has also entered into a conditional agreement for 40 additional Canadair Regional Jets at an aggregate cost of $880 million. The conditional agreement is subject to the execution of an agreement with United covering the operation of these aircraft.Based upon the scope clause amendment which has been ratified by Uniteds' pilot union, we are nearing completion of an agreement with United. In addition, the conditional agreement carries an expiration date of January 15, 2001. We have also secured options on an additional 80 Canadair Regional Jets, of which 40 are at fixed prices (subject to cost escalations), have delivery schedules, are exercisable in blocks of five aircraft and expire at varying dates between July 2003 and June 2006. The remaining 40 options are at fixed prices (subject to cost escalations), do not have delivery schedules and do not carry an expiration date. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire the remaining CRJ aircraft through third-party, long-term loans or through operating lease arrangements.

We have significant long-term operating lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At September 30, 2000, SkyWest leased 83 aircraft under leases with an average remaining term of approximately 8.6 years. Future minimum lease payments due under all long-term operating leases were approximately $563.4 million at September 30, 2000. At an 8% discount factor, the present value of these obligations would be equal to approximately $386.5 million at September 30, 2000.

Our total long-term debt of $72.3 million was incurred in connection with the acquisition of Brasilia Turboprops and Canadair Regional Jets. Certain amounts related to Brasilia Turboprops are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 4.09% on $31.2 million of the long-term debt at September 30, 2000. The continuing subsidy payments are at risk if the Federative Republic of Brazil does not meet its obligations under the export support program. While we have no reason to believe, based on information currently available, that we will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining Brasilia Turboprop long-term debt of $25.2 million, the average effective rate is 3.82% at September 30, 2000 and the lender has assumed the risk of the subsidy payments. The average effective rate on the debt related to the Canadair Regional Jet aircraft of $15.8 million was 7.66% at September 30, 2000 and is not subject to subsidy payments.

We spent approximately $24.0 million for nonaircraft capital expenditures during the six months ended September 30, 2000, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

We have available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 9.25% at September 30, 2000. We believe that, in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements and information that are based on management"s belief, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on our operating results include, among other things, employee relations and labor costs, changes in SkyWest"s code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest"s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

We are exposed to fluctuations in the price and availability of aircraft fuel that affect our earnings. Our financial statements reflect both the cost of fuel we purchase for SkyWest controlled flights, as well as fuel we purchase for contract flights which is subject to reimbursement by our code-sharing partners. Currently, we have limited exposure to fuel price increases with respect to approximately 65% of available seat miles produced, due to contractual arrangements with Delta and United. These major airlines reimburse us for the actual cost of fuel on contracted flights. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the three months and six months ended September 30, 2000 and 1999. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, we would have experienced an increase in fuel expense of approximately $618,000 for the three months ended September 30, 2000 and $421,000 for the three months ended September 30, 1999. We would have experienced an increase in fuel expense of approximately $1,136,000 for the six months ended September 30, 2000 and $511,000 for the six months ended September 30, 1999. We currently intend to use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on our cash and securities held at the time; however, the market value of our available-for-sale securities would decline. At September 30, 2000 we had variable rate notes representing 27% of the total long-term debt and 8% at September 30, 1999. We do not have significant exposure to the changing interest rates on our fixed-rate long-term debt instruments, which represented 73% of the total long-term debt at September 30, 2000 and 92% at September 30, 1999. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $49,000 in interest expense and received $625,000 in additional interest income for the three months ended September 30, 2000 and an additional $13,000 in interest expense and received $420,000 in additional interest income for the three months ended September 30, 1999. Additionally, we would have incurred $60,000 in interest expense and received $1,204,000 in additional interest income for the six months ended September 30, 2000 and an additional $27,000 in interest expense and received $862,000 in additional interest income for the six months ended September 30, 1999. As a result of this assumption, we believe we could fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income.

Item 4:    Submission of Matters to a Vote of Security Holders

The registrant held its Annual Meeting of Shareholders on August 8, 2000. The shareholders elected the following Board of Directors to serve for one year:

           Name                                   Shares Voted For
           ----                                   ----------------
           Jerry C. Atkin                           21,810,637
           Sidney J. Atkin                          21,460,278
           J. Ralph Atkin                           21,460,122
           Mervyn K. Cox                            21,827,571
           Ian M. Cumming                           21,826,913
           Steven F. Udvar-Hazy                     21,827,487
           Hyrum W. Smith                           21,825,460
           Henry J. Eyring                          21,827,440
           Robert G. Sarver                         21,818,910

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC
                                   (Continued)

The shareholders approved an amendment to increase the authorized number of common shares from 40,000,000 to 120,000,000 by a vote of 13,113,836 for and 9,110,382 against. The shareholders approved the adoption of the SkyWest Inc. Executive Stock Incentive Plan by a vote of 13,505,723 for and 7,461,581 against. The shareholders approved the adoption of the SkyWest, Inc. Allshare Stock Option Plan by a vote of 14,600,523 for and 6,380,895 against. The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors for fiscal year 2001 by a vote of 22,224,467 for and 28,691 against.


Item 6: Exhibits and Reports on Form 8-K

a.      Exhibits - 27.1 Financial Data Schedule Exhibit

b. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended September 30, 2000.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SKYWEST, INC.
                                       Registrant



November 6, 2000                       BY:  /s/ Bradford R. Rich
                                            ------------------------------------
                                            Bradford R. Rich
                                            Executive Vice President,
                                            Chief Financial Officer and
                                            Treasurer

                                 EXHIBIT INDEX

       Exhibit
       Number                    Description
       ------                    -----------
        27.1         Financial Data Schedule Exhibit