Form 10-Q
period 2000-12-31
SKYWEST INC
filed 2001-02-13
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


          [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from               to
                                                  -------------   -------------

                         Commission file number 0-14719


                                  SKYWEST, INC.

Incorporated under the laws of Utah                           87-0292166
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


                                Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                    Outstanding at February 12, 2001
                -----                    --------------------------------
     Common stock, no par value                     56,085,580

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets
                  as of December 31, 2000 and
                  March 31, 2000                                                    3

              Condensed Consolidated Statements of
                  Income for the Three and Nine
                  Months Ended December 31, 2000 and 1999                           5

              Condensed Consolidated Statements of
                  Cash Flows for the Nine Months Ended
                  December 31, 2000 and 1999                                        6

              Notes to Condensed Consolidated Financial
                  Statements                                                        7

    Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                        9

   Item 3.    Quantitative and Qualitative Disclosures About Market Risk           14


Part II - Other Information

   Item 6.    Exhibits and Reports on Form 8-K                                     15

                          PART I. FINANCIAL INFORMATION


                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)




                                     ASSETS


                                         December 31,     March 31,
                                            2000             2000
                                         -----------      ---------
CURRENT ASSETS:
   Cash and cash equivalents              $  66,190       $  24,544
   Available-for-sale securities            227,440         146,804
   Receivables, net                          17,230           9,512
   Inventories                               18,982          16,195
   Prepaid aircraft rents                    10,712          23,880
   Other current assets                      14,044          12,891
                                          ---------       ---------

     Total current assets                   354,598         233,826
                                          ---------       ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares              291,381         230,248
   Deposits on aircraft                      98,510          68,372
   Buildings and ground equipment            50,550          38,832
   Rental vehicles                                -           3,861
                                          ---------       ---------
                                            440,441         341,313
   Less-accumulated depreciation and
       amortization                        (128,254)       (107,359)
                                          ---------       ---------

                                            312,187         233,954
                                          ---------       ---------

OTHER ASSETS                                  2,623           2,403
                                          ---------       ---------

                                          $ 669,408       $ 470,183
                                          =========       =========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)
                                   (Unaudited)




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                         December 31,     March 31,
                                                            2000            2000
                                                          ---------       ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt                   $  10,174       $  12,437
   Trade accounts payable                                    41,273          42,385
   Accrued salaries, wages and benefits                      13,687          10,254
   Engine overhaul accrual                                   12,990           9,889
   Income taxes payable                                       1,785               -
   Taxes other than income taxes                              2,163           3,230
   Air traffic liability                                      1,648           1,452
                                                          ---------       ---------

     Total current liabilities                               83,720          79,647
                                                          ---------       ---------

LONG-TERM DEBT, net of current maturities                    75,751          48,321
                                                          ---------       ---------

DEFERRED INCOME TAXES PAYABLE                                28,686          29,995
                                                          ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock                                             290,485         165,765
   Retained earnings                                        212,026         168,331
   Treasury stock                                           (20,285)        (20,285)
   Net unrealized depreciation on available-for-sale
     securities                                                (975)         (1,591)
                                                          ---------       ---------

     Total stockholders' equity                             481,251         312,220
                                                          ---------       ---------

                                                          $ 669,408       $ 470,183
                                                          =========       =========




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       Three Months Ended                   Nine Months Ended
                                                           December 31,                        December 31,
                                                -------------------------------       -------------------------------
                                                    2000               1999              2000                1999
                                                ------------       ------------       ------------       ------------
OPERATING REVENUES:
   Passenger                                    $    129,483       $    115,378       $    395,068       $    345,643
   Freight and other                                   1,398              2,003              4,831              6,037
                                                ------------       ------------       ------------       ------------
                                                     130,881            117,381            399,899            351,680
                                                ------------       ------------       ------------       ------------
OPERATING EXPENSES:
   Flying operations                                  57,310             44,512            160,680            127,906
   Aircraft, traffic and passenger service            20,204             16,744             56,416             50,160
   Maintenance                                        15,928             14,688             46,765             43,847
   Promotion and sales                                 6,536              6,750             20,756             21,861
   General and administrative                          6,478              6,738             22,378             20,450
   Depreciation and amortization                       8,587              7,243             24,688             20,577
   Other                                                   -                526                531              1,562
                                                ------------       ------------       ------------       ------------
      Total operating expenses                       115,043             97,201            332,214            286,363
                                                ------------       ------------       ------------       ------------

OPERATING INCOME                                      15,838             20,180             67,685             65,317
                                                ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense                                        -               (466)            (1,704)            (1,919)
   Interest income                                     4,737              2,359             10,453              6,497
   Gain on sales of property and equipment                 -                 70                470                261
                                                ------------       ------------       ------------       ------------
                                                       4,737              1,963              9,219              4,839
                                                ------------       ------------       ------------       ------------

INCOME BEFORE INCOME TAXES                            20,575             22,143             76,904             70,156
PROVISION FOR INCOME TAXES                            (8,024)            (8,525)           (29,991)           (27,013)
                                                ------------       ------------       ------------       ------------

NET INCOME                                      $     12,551       $     13,618       $     46,913       $     43,143
                                                ============       ============       ============       ============

NET INCOME PER COMMON SHARE:
   Basic                                        $       0.23       $       0.28       $       0.90       $       0.88
   Diluted                                      $       0.22       $       0.27       $       0.88       $       0.87

WEIGHTED AVERAGE COMMON SHARES
     Basic                                        55,653,000         49,128,000         52,263,000         49,069,000
     Diluted                                      56,830,000         49,958,000         53,389,000         49,759,000




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               Nine Months Ended
                                                                                  December 31,
                                                                           -------------------------
                                                                             2000             1999
                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $  46,913       $  43,143
Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                           24,688          20,577
      Nonairline depreciation and amortization                                   249             850
      Gain on sales of property and equipment                                   (470)           (261)
      Maintenance expense related to disposition of rotable spares             1,034             678
      (Decrease) increase in deferred income taxes                            (1,309)          2,150
      Changes in operating assets and liabilities:
         (Increase) decrease in receivables, net                              (7,718)          8,126
         Increase in inventories                                              (2,787)         (1,601)
         Decrease in other current assets                                     12,015           4,328
         Increase in trade accounts payable                                    1,863          11,958
         Increase (decrease) in other current liabilities                      4,347          (6,743)
                                                                           ---------       ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                     78,825          83,205
                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of available-for-sale securities                                 (80,020)        (50,910)
   Acquisition of property and equipment:
     Aircraft and rotable spares                                             (65,260)        (22,908)
     Buildings and ground equipment                                          (11,706)         (2,882)
     Rental vehicles                                                            (875)         (3,480)
   Proceeds from sales of property and equipment                               4,442           3,110
   Increase in deposits on aircraft and rotable spares                       (30,138)        (13,582)
   Increase in other assets                                                     (417)           (446)
                                                                           ---------       ---------
NET CASH USED IN INVESTING ACTIVITIES                                       (183,974)        (91,098)
                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                               32,299               -
   Issuance of common stock, net of issuance costs                           124,720           1,335
   Payment of cash dividends                                                  (3,092)         (2,206)
   Reduction of long-term debt                                                (7,132)         (7,817)
                                                                           ---------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          146,795          (8,688)
                                                                           ---------       ---------

   Increase (decrease) in cash and cash equivalents                           41,646         (16,581)
   Cash and cash equivalents at beginning of period                           24,544          52,237
                                                                           ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $  66,190       $  35,656
                                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                            $   2,559       $   2,127
       Income taxes                                                           29,325          25,587




            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our latest annual report on Form 10-K for the year ended March 31, 2000. The results of operations for the three and nine months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ending March 31, 2001.

Note B - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value. Our position in available-for-sale securities consists primarily of investment grade bonds, bond funds, and commercial paper. Unrealized appreciation and depreciation has been recorded as a separate component of stockholders' equity.

Note C - Income Taxes

For the nine months ended December 31, 2000 and 1999, the Company provided for income taxes based upon the estimated annualized effective tax rate. At December 31, 2000, the Company has recorded a net current deferred tax asset of $9.2 million and a net noncurrent deferred tax liability of $28.7 million.

Note D - Interest Expense

During the three months ended December 31, 2000, the Company began to capitalize interest costs incurred on long-term construction projects and advance payments on aircraft purchase contracts. Total interest costs incurred were $787,000 and $466,000 for the three months ended December 31, 2000 and 1999, and $2,491,000 and $1,919,000 for the nine months ended December 31, 2000 and 1999, respectively. Interest capitalized during the three and nine months ended December 31, 2000 was $787,000.

Note E - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:

                                                                   For the                 For the
                                                              Three Months Ended      Nine Months Ended
                                                                 December 31,            December 31,
                                                              ------------------      ------------------
                                                               2000        1999        2000        1999
                                                              ------      ------      ------      ------
                                                                 (In thousands)         (In thousands)
Weighted average number of common shares outstanding ...      55,653      49,128      52,263      49,069
Effect of outstanding stock options ....................       1,177         830       1,126         690
                                                              ------      ------      ------      ------
Weighted average number of shares for diluted net income
   per common share ....................................      56,830      49,958      53,389      49,759
                                                              ======      ======      ======      ======

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Continued)

Note F - Stock Offering

On September 12, 2000, the Company completed a public offering of 5,790,830 shares of common stock which generated net proceeds of $122.1 million after deducting underwriting commissions and other expenses.

Note G - Stock Dividend

On November 7, 2000, the Board of Directors declared a dividend distribution of one share of common stock for each outstanding share of common stock. The stock dividend was distributed on December 15, 2000 to shareholders of record as of November 30, 2000. The effect of the stock dividend has been retroactively reflected in the accompanying financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

                                                                          Operating Statistics
                                    ---------------------------------------------------------------------------------------------

                                                      For the                                         For the
                                                 Three Months Ended                               Nine Months Ended
                                                     December 31,                                    December 31,
                                    ----------------------------------------------    -------------------------------------------
                                      2000               1999            % Change       2000             1999            % Change
                                    ---------          ---------         ---------    ---------        ---------         --------
Passengers carried                  1,430,436          1,354,955            5.6       4,303,167        4,207,958          2.3
Revenue passenger miles (000s)        328,606            292,397           12.4         986,590          906,269          8.9
Available seat miles (000s)           567,672            542,050            4.7       1,709,038        1,617,783          5.6
Passenger load factor                    57.9%              53.9%           4.0 pts        57.7%            56.0%         1.7 pts
Passenger breakeven load factor          50.9%              44.8%           6.1 pts        48.2%            45.9%         2.3 pts
Yield per revenue passenger mile         39.4(cents)        39.5(cents)    (0.3)           40.0(cents)      38.1(cents)   5.0
Revenue per available seat mile          23.1(cents)        21.6(cents)     6.9            23.4(cents)      21.6(cents)   8.3
Cost per available seat mile             20.3(cents)        17.9(cents)    13.4            19.5(cents)      17.7(cents)  10.2
Average passenger trip (miles)            230                216            6.5             229              215          6.5


For the Three Months Ended December 31, 2000 and 1999

For the three months ended December 31, 2000, the Company reported consolidated net income of $12.6 million, or $0.22 per share on a diluted basis, compared to $13.6 million, or $0.27 per share on a diluted basis for the same period last year. The decrease is primarily related to the impact of inclement weather and Air Traffic Control ("ATC") flight cancellations experienced during the 2000 quarter. Additionally, we accelerated the training of flight crews which will be required for our significant fleet expansion and incurred related expenses prior to the aircraft deliveries. Consolidated operating revenues increased 11.5% to $130.9 million for the three months ended December 31, 2000 from $117.4 million for the three months ended December 31, 1999.

Passenger revenues, which represented 98.9% of consolidated operating revenues, increased 12.2% to $129.5 million for the three months ended December 31, 2000 from $115.4 million or 98.3% of consolidated operating revenues for the three months ended December 31, 1999. The increase was primarily the result of a 12.4% increase in revenue passenger miles ("RPMs"). The increase in RPMs is the result of five additional regional jet aircraft deliveries. In spite of the 12.2% increase in passenger revenues, the increase did not keep pace with the increase in operating costs due to the impact of inclement weather and ATC flight cancellations during the quarter ended December 31, 2000. We experienced approximately 5,200 flight cancellations during the quarter, which is an increase of about 2,700 when compared to historical averages for the same three month periods. These flight cancellations occurred primarily in fee-per-departure, or contract flying markets, where the contracted compensation rates are collected only when flights are completed. Typically, these cancellations occur shortly prior to or around the scheduled departure time so a significant amount of the associated costs is still incurred, without receipt of the revenue that would otherwise be earned.

Total operating expenses and interest increased 17.8% to $115.0 million for the three months ended December 31, 2000 compared to $97.7 million for the three months ended December 31, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 87.9% for the three months ended December 31, 2000 from 83.2% for the comparable three months ended December 31, 1999.

Airline operating costs per available seat mile ("ASM") (including interest expense) increased 13.4% to 20.3 cents for the three months ended December 31, 2000 from 17.9 cents for the three months ended December 31, 1999. The increase is primarily the result of lower than expected ASM production because of the high rate of flight cancellations during the 2000 quarter. The majority of the operating costs are still incurred when flights are cancelled. Additionally, cost per ASM was significantly impacted by increased fuel costs. Factors relating to the change in operating expenses are discussed below.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 27.4% for the three months ended December 31, 2000 from 26.8% for the three months ended December 31, 1999. The average number of full-time equivalent employees for the three months ended December 31, 2000 was 3,891 compared to 3,341 for the three months ended December 31, 1999. The increase in number of personnel was due to continued Delta Connection and United Express expansion. Additionally, we accelerated the training of flight crews which will be required for our significant fleet expansion and incurred the related expenses prior to the aircraft deliveries. Salaries, wages and employee benefits per ASM increased to 6.3 cents for the three months ended December 31, 2000 compared to 5.8 cents for the three months ended December 31, 1999 as a result of additional employees.

Aircraft costs, including aircraft rent and depreciation, decreased slightly as a percentage of airline operating revenues to 17.7% for the three months ended December 31, 2000 from 17.9% for the three months ended December 31, 1999. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. However, aircraft costs per ASM increased slightly to 4.1 cents for the three months ended December 31, 2000 from 3.8 cents for the three months ended December 31, 1999 due to the flight cancellations previously discussed.

Maintenance expense decreased as a percentage of airline operating revenues to 8.1% for the three months ended December 31, 2000 compared to 8.7% for the three months ended December 31, 1999. This decrease is due to airline operating revenues increasing at a faster rate than maintenance costs. Maintenance expense per ASM was 1.9 cents for both three month periods ended December 31, 2000 and 1999.

Fuel costs increased as a percentage of airline operating revenues to 15.2% for the three months ended December 31, 2000 from 10.3% for the three months ended December 31, 1999 primarily due to a substantial increase in the average fuel price per gallon to $1.29 from $0.97. Fuel costs per ASM increased to 3.5 cents for the three months ended December 31, 2000 from 2.2 cents for the three months ended December 31, 1999.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 19.5% for the three months ended December 31, 2000 from 18.9% for the three months ended December 31, 1999. Other expenses per ASM increased to 4.5 cents for the three months ended December 31, 2000 from 4.1 cents for the three months ended December 31, 1999.

For the Nine Months Ended December 31, 2000 and 1999

For the nine months ended December 31, 2000, the Company enplaned a record number of passengers and reported an 8.7% increase in consolidated net income of $46.9 million, or $0.88 per share on a diluted basis, compared to $43.1 million, or $0.87 per share on a diluted basis for the same period last year. Consolidated operating revenues increased 13.7% to $399.9 million for the nine months ended December 31, 2000 from $351.7 million for the nine months ended December 31, 1999.

Passenger revenues, which represented 98.8% of consolidated operating revenues, increased 14.3% to $395.1 million for the nine months ended December 31, 2000 from $345.6 million or 98.3% of consolidated operating revenues for the nine months ended December 31, 1999. The increase was primarily the result of an 8.9% increase in RPMs as well as a 5.0% increase in yield per RPM. The increase in RPMs is the result of additional aircraft deliveries and flights, period over period. The increase in yield per RPM is primarily the result of competitors eliminating and reducing scheduled service in the San Francisco and Los Angeles markets. Additionally, the Company implemented selected fare increases during the 2000 fiscal year which have remained in effect. Fuel surcharges have also been added to fares to mitigate the increase in fuel prices. On SkyWest-controlled flights, SkyWest also continues to use a state-of-the-art revenue management and control system which utilizes historical booking data to optimize revenue. Together these factors have resulted in an 8.3% increase in revenue per available seat mile to 23.4 cents for the nine months ended December 31, 2000 from 21.6 cents for the nine months ended December 31, 1999.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Total operating expenses and interest increased 15.8% to $333.9 million for the nine months ended December 31, 2000 compared to $288.3 million for the nine months ended December 31, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 83.5% for the nine months ended December 31, 2000 from 82.0% for the nine months ended December 31, 1999. For the nine months ended December 31, 2000, total airline operating expenses and interest (excluding nonairline expenses) were 84.4% of airline operating revenues compared to 81.9% for the nine months ended December 31, 1999. Airline operating costs per ASM (including interest expense) increased to
19.5 cents for the nine months ended December 31, 2000 from 17.7 cents for the nine months ended December 31, 1999. Factors relating to the changes in operating expenses are discussed below.

Salaries, wages and employee benefits as a percentage of airline operating revenues was 26.4% for the nine months ended December 31, 2000 and 26.0% for the nine months ended December 31, 1999. The average number of full-time equivalent employees for the nine months ended December 31, 2000 was 3,705 compared to 3,275 for the nine months ended December 31, 1999. The increase in number of personnel was due to the Delta Connection and United Express expansion. Salaries, wages and employee benefits per ASM increased to 6.2 cents for the nine months ended December 31, 2000 from 5.6 cents for the nine months ended December 31, 1999 as a result of additional employees.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.7% for the nine months ended December 31, 2000 from 17.3% for the nine months ended December 31, 1999. The decrease is due to airline operating revenues increasing at a faster rate than aircraft costs. However, aircraft costs per ASM increased slightly to 3.9 cents for the nine months ended December 31, 2000 from 3.7 cents for the nine months ended December 31, 1999 primarily due to flight cancellations during the three months ended December 31, 2000.

Maintenance expense decreased as a percentage of airline operating revenues to 7.8% for the nine months ended December 31, 2000 from 8.8% for the nine months ended December 31, 1999. Maintenance expense per ASM decreased to 1.8 cents for the nine months ended December 31, 2000 from 1.9 cents for the nine months ended December 31, 1999.

Fuel costs increased as a percentage of airline operating revenues to 13.2% for the nine months ended December 31, 2000 from 9.5% for the nine months ended December 31, 1999, primarily due to an increase in the average fuel price per gallon to $1.20 from $0.86. Fuel costs per ASM increased to 3.1 cents for the nine months ended December 31, 2000 from 2.1 cents for the nine months ended December 31, 1999.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.9% for the nine months ended December 31, 2000 from 19.7% for the nine months ended December 31, 1999. The decrease is primarily the result of the airline not incurring commissions on contract related passenger revenues.

Liquidity and Capital Resources

We had working capital of $270.9 million and a current ratio of 4.2:1 at December 31, 2000 compared to working capital of $154.2 million and a current ratio of 2.9:1 at March 31, 2000. The improvement in working capital is primarily the result of a common stock offering completed on September 12, 2000, wherein we generated net proceeds of $122.1 million. During the nine months ended December 31, 2000, the other principal sources of funds were $78.8 million generated from operations, $32.3 million from the issuance of long-term debt, $4.4 million of proceeds from the sale of property and equipment and $2.6 million from the issuance of common stock upon the exercise of stock options. During the nine months ended December 31, 2000, we invested $80.0 million in available-for-sale securities, $65.3 million in flight equipment, $30.1 million in aircraft deposits, $13.0 million in buildings, ground equipment and rental vehicles, reduced long-term debt by $7.1 million, and paid cash dividends of $3.1 million. These factors resulted in an increase of $41.6 million in cash and cash equivalents over the last nine months.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $227.4 million at December 31, 2000 compared to $146.8 million at March 31, 2000. At December 31, 2000, the Company's long-term debt to equity position was 13.6% compared to 13.4% at March 31, 2000.

During the nine months ended December 31, 2000, SkyWest took delivery of five Canadair Regional Jets ("CRJs") in connection with the Delta Connection and United Express expansion. Additionally, as of December 31, 2000, SkyWest had agreed to purchase 114 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $2.5 billion. SkyWest will take delivery of these aircraft beginning in January 2001 and deliveries will continue through December 2004. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable at various dates through April 2008.

We have significant long-term operating lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2000, SkyWest leased 85 aircraft under leases with an average remaining term of approximately 8.4 years. Future minimum lease payments due under all long-term operating leases were approximately $601.6 million at December 31, 2000. At an 8% discount factor, the present value of these obligations would be equal to approximately $414.2 million at December 31, 2000.

Our total long-term debt of $85.9 million was incurred in connection with the acquisition of Brasilia Turboprops and CRJs. Certain amounts related to Brasilia Turboprops are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 4.06% on $29.4 million of the long-term debt at December 31, 2000. The continuing subsidy payments are at risk if the Federative Republic of Brazil does not meet its obligations under the export support program. While we have no reason to believe, based on information currently available, that we will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining Brasilia Turboprop long-term debt of $24.4 million, the average effective rate is 3.82% at December 31, 2000 and the lender has assumed the risk of the subsidy payments. The average effective rate on the debt related to the Canadair Regional Jet aircraft of $32.1 million was 7.26% at December 31, 2000 and is not subject to subsidy payments.

We spent approximately $49.5 million for nonaircraft capital expenditures during the nine months ended December 31, 2000, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

We have available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 9.25% at December 31, 2000. We believe that, in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

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

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

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

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

We are exposed to fluctuations in the price and availability of aircraft fuel that affect our earnings. Our financial statements reflect both the cost of fuel we purchase for SkyWest controlled flights, as well as fuel we purchase for contract flights which is subject to reimbursement by our code-sharing partners. Currently, we have limited exposure to fuel price increases with respect to approximately 65% of ASMs produced, due to contractual arrangements with Delta and United. These major airlines reimburse us for the actual cost of fuel on contracted flights. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the three months and nine months ended December 31, 2000 and 1999. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, we would have experienced an increase in fuel expense of approximately $778,000 for the three months ended December 31, 2000 and $423,000 for the three months ended December 31, 1999. We would have experienced an increase in fuel expense of approximately $1,914,000 for the nine months ended December 31, 2000 and $1,164,000 for the nine months ended December 31, 1999. We currently intend to use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on our cash and securities held at the time; however, the market value of our available-for-sale securities would decline. At December 31, 2000 we had variable rate notes representing 22% of the total long-term debt and 8% at December 31, 1999. We do not have significant exposure to the changing interest rates on our fixed-rate long-term debt instruments, which represented 78% of the total long-term debt at December 31, 2000 and 92% at December 31, 1999. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both our variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $48,000 in interest expense and received $755,000 in additional interest income for the three months ended December 31, 2000 and an additional $12,000 in interest expense and received $474,000 in additional interest income for the three months ended December 31, 1999. Additionally, we would have incurred $129,000 in interest expense and received $1,831,000 in additional interest income for the nine months ended December 31, 2000 and an additional $40,000 in interest expense and received $1,342,000 in additional interest income for the nine months ended December 31, 1999. As a result of this assumption, we can fund interest rate increases on our variable rate long-term debt with the increased amounts of interest income.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC
                                   (Continued)


Item 6:    Exhibits and Reports on Form 8-K


a. Reports on Form 8-K - There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

b.         Exhibits -- 10.1 - Master Purchase Agreement between Bombardier, Inc.
           and SkyWest Airlines, Inc.




                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SKYWEST, INC.
                                    -------------
                                    Registrant



February 13, 2001                   BY:   /s/ Bradford R. Rich
                                       -------------------------------------
                                       Bradford R. Rich
                                       Executive Vice President,
                                       Chief Financial Officer and Treasurer

                                EXHIBIT INDEX


Exhibit
  No.                           Description
-------                         -------------
 10.1                           Master Purchase Agreement between Bombardier
                                Inc. and SkyWest Airlines, Inc.