Form 10-K
period 2001-03-31
SKYWEST INC
filed 2001-06-29
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2001

                                       OR

        [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from______________to_____________


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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 15, 2001, was approximately $1,565,420,650.

        As of June 15, 2001, there were 56,209,000 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended March 31, 2001, are incorporated by reference in Part II as specified.

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 2001 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

                                  SKYWEST, INC.
                           ANNUAL REPORT ON FORM 10-K


                                TABLE OF CONTENTS




                                                                                        Page No.
                                                                                        --------
                                     PART I

Item 1.  Business..........................................................................3
Item 2.  Properties........................................................................8
Item 3.  Legal Proceedings.................................................................9
Item 4.  Submission of Matters to a Vote of Security Holders...............................9


                                     PART II

Item 5.  Market for Registrant's Common Stock and
           Related Stockholder Matters....................................................10
Item 6.  Selected Financial Data..........................................................10
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................................10
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................10
Item 8.  Financial Statements and Supplementary Data......................................11
Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure..............11


                                    PART III

Item 10. Directors and Executive Officers of the Registrant...............................11
Item 11. Executive Compensation...........................................................11
Item 12. Security Ownership of Certain Beneficial
           Owners and Management..........................................................11
Item 13. Certain Relationships and Related Transactions...................................11


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K............................................................12

                                     PART I

ITEM 1. BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with over 1,000 daily departures to 66 cities in 14 western states and Canada. SkyWest has been a code-sharing partner with Delta Air Lines, Inc. ("Delta") in Salt Lake City and United Airlines ("United") in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. Today, SkyWest operates as the Delta Connection in Salt Lake City and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of May 31, 2001, 53 percent of SkyWest's traffic was carried under the Delta code, and 47 percent was carried under the United code. Additionally, 23.4 percent of SkyWest's flights operated under the Delta code and 76.6 percent operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of March 31, 2001, SkyWest operated a fleet of 91 Embraer EMB-120 Brasilia turboprops ("Brasilias") and 17 Canadair Regional Jets ("CRJs").

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. As of March 31, 2001, approximately 69 percent of SkyWest's capacity was in contract flying and 31 percent was in SkyWest-controlled flying. Another benefit of the multiple code-sharing relationships is the ability to grow within two major airline systems. The Company has agreements to acquire an additional 113 CRJs with options for an additional 119 aircraft with deliveries which began in April 2001. These aircraft will be allocated between Delta Connection and United Express operations.

Since being founded in 1972, the Company has experienced significant growth. During the past five fiscal years, consolidated operating revenues have increased at a compounded annual growth rate of 21.2 percent, from $245.8 million in fiscal 1997 to $531.1 million in fiscal 2001. Total passengers carried by SkyWest have increased from approximately 2,657,000 to approximately 5,677,000 over the same period. In fiscal 2001, the Company experienced growth in available seat miles, revenue passenger miles, passengers carried and load factors. The Company generated net income of $57.1 million in both fiscal 2001 and 2000 and $41.8 million in fiscal 1999. During fiscal 1999, the Company sold the operations of Scenic Airlines, Inc., and recorded a loss on the sale of $0.8 million net of income taxes. The amount has been reflected as discontinued operations in the Company's consolidated financial statements. During fiscal 2001, the Company sold the operations of National Parks Transportation in order to focus on the core airline business and continued development of its Delta and United relationships. The improvement since fiscal 1999 reflects, among other factors, the addition of United as a code-sharing partner in October 1997.

JOINT MARKETING AND CODE SHARING AGREEMENTS

Since April 1987, SkyWest has operated as the Delta Connection in certain SkyWest markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. In July 1990, SkyWest and Delta entered into a revised Delta Connection Agreement, modified in April 1997 and May 1999, under which SkyWest coordinates with Delta to facilitate interline connections at the Salt Lake City International Airport. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. SkyWest's code sharing arrangement allocates to SkyWest, on certain flights, a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. This code sharing agreement also provides for negotiated minimum payments per flight departure and incentives related to passenger volumes and levels of customer service, on certain flights. SkyWest also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement terminates in June 2010, and is subject to earlier termination in various circumstances, including upon 180 days advance notice by either party for any or no reason. As of March 31, 2001, NewSky, Ltd., a subsidiary of Delta, owned 6,215,596 shares of the Company's common stock, which represents approximately 11.1 percent of the Company's outstanding common stock. Pursuant to a Stock Option Agreement between Delta and the Company, Delta holds preemptive rights and registration rights (two demand rights and unlimited "piggy-back" rights) with respect to the common stock owned by Delta, as well as the right to designate one nominee for the Company's Board of Directors, so long as Delta owns at least ten percent of all outstanding shares of common stock. Effective April 1, 1997, W. Martin Braham, Delta's designated Board member resigned from the Board, at Delta's request. All Delta designated board members of other regional airlines with similar arrangements also resigned. However, so long as Delta is the owner of 10% or more of the Company's outstanding shares of common stock, Delta has the right to include a designee of Delta reasonably acceptable to the Company on the slate of nominees for election of directors nominated by the Company's Board of Directors and the Company is obligated to use its best efforts to assure the election of Delta's designee to the Board of Directors. Delta has not designated a nominee to replace Mr. Braham and the Company does not otherwise intend to nominate a replacement for the vacancy created by Mr. Braham's resignation.

Effective October 1997, SkyWest began operating as a United Express carrier in Los Angeles, under a United Express Agreement. The benefits under this agreement are similar to those described under the Delta Connection agreement. This agreement terminates on September 30, 2002. However, it may be terminated earlier based on certain provisions in the agreement. United may also terminate the agreement for convenience upon 180 days written notice. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. The amendment agreements executed in January and February 1998 terminate in May 2008. However, they may be terminated earlier based on certain provisions in the agreements. The additional flights in Los Angeles covered in the April 1998 agreement terminate on the same day as those in the agreement dated October 1997. United may also terminate these agreements for convenience upon 180 days written notice. On United Express routes, United controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from United negotiated minimum payments per flight departure and incentives related to passenger and volumes and levels of customer service.

MARKETS AND ROUTES

SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of June 15, 2001.

                                                                  Served
        State and City                                           Since (1)
        --------------                                           ---------
          Arizona:
             Yuma...................................................1979
             Phoenix................................................2000
          California:
             San Diego..............................................1968
             Palm Springs...........................................1970
             Los Angeles............................................1977
             Imperial...............................................1979
             Ontario................................................1981
             Santa Maria............................................1982
             Santa Barbara..........................................1983
             Bakersfield............................................1983
             Fresno.................................................1985
             Sacramento.............................................1986
             San Francisco..........................................1995
             San Jose...............................................1986
             San Luis Obispo........................................1986
             Orange County..........................................1986
             Monterey...............................................1987
             Cresent City...........................................1998
             Eureka.................................................1998
             Redding................................................1998
             Chico..................................................1998
             Santa Rosa.............................................1998
             Modesto................................................1998
             Merced.................................................1998
             Visalia................................................1998
             Inyokern...............................................1998
             Oxnard.................................................1998
             Carlsbad...............................................1998
          Colorado:
             Grand Junction.........................................1983
             Colorado Springs.......................................1995
             Denver.................................................2000
          Idaho:
             Pocatello..............................................1980
             Idaho Falls............................................1982
             Twin Falls.............................................1983
             Boise..................................................1988
             Sun Valley.............................................1990

                                                                  Served
        State and City                                           Since (1)
        --------------                                           ---------
          Minnesota:
             Minneapolis............................................2000
          Montana:
             West Yellowstone.......................................1986 (2)
             Helena.................................................1988 (2)
             Bozeman................................................1988
             Billings...............................................1988
             Butte..................................................1988
             Missoula...............................................1998
          Nebraska:
             Omaha1998
          New Mexico:
             Albuquerque............................................1995
          Nevada:
             Las Vegas..............................................1974
             Elko...................................................1982
             Reno...................................................1982
          Oregon:
             Eugene.................................................1995
             Portland...............................................1995
             Redmond................................................1998
             Medford................................................1998
          South Dakota:
             Rapid City.............................................1994
          Utah:
             Cedar City.............................................1972
             Salt Lake City.........................................1972
             St. George.............................................1972
          Washington:
             Pasco..................................................1996
             Yakima.................................................1998
             Bellingham.............................................1998
             Seattle................................................1998
             Spokane................................................1999
          Wyoming:
             Jackson Hole...........................................1986
             Casper.................................................1994
             Cody...................................................1995
          Canada:
             Vancouver B.C..........................................1997
             Calgary................................................1999


        (1)     Refers to the calendar year service was initiated.

        (2)     Service is provided on a seasonal basis.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the FAA and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest's continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

SkyWest believes it is operating in compliance with FAA regulations and holds all necessary operating and airworthiness certificates and licenses. The Company incurs substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which it is subject. SkyWest's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest does not operate at any airports where landing slots are restricted.

All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. The Company is also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. Management believes that the Company is in compliance in all-material respects with these laws and regulations.

COMPETITION AND ECONOMIC CONDITIONS

The airline industry is highly competitive. The Company not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from low-fare airlines and major airlines on certain routes. The Company is the dominant regional airline operating out of the Salt Lake City International Airport: however, Southwest Airlines, a national low-fare airline, also operates out of the Salt Lake City International Airport, which results in significant price competition at the Salt Lake City hub. Competition in the Southern California and Pacific Northwest markets, which the Company serves from its hubs in Los Angeles, Seattle/Tacoma and Portland, is particularly intense, with a large number of carriers in these markets. The Company's principal competitor in the Los Angeles International Airport is American Eagle. The Company's principal competitor in the Seattle/Tacoma and Portland markets is Horizon Airlines.

The principal competitive factors in the regional airline industry are fare pricing, customer service, routes served, flight schedules, aircraft types and code-sharing relationships. Certain of the Company's competitors are larger and have significantly greater financial resources than the Company. Moreover, federal deregulation of the industry allows competitors to rapidly enter markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by the Company's fixed-fee arrangements with respect to certain flights. Nonetheless, the per passenger component in such fee structures would be affected by an economic downturn. In addition, if the Company's major airline code-sharing partners experience longer-term declines in passenger loads or are injured by low ticket prices or high fuel prices, they will likely seek to reduce the Company's fixed fees or cancel a number of flights in order to reduce their costs.

EMPLOYEES

As of June 15, 2001, the Company employed 4,383 full-time equivalent employees consisting of 1,715 pilots and flight attendants, 1,869 customer service personnel, 557 mechanics and other maintenance personnel, and 242 administration and support personnel. The Company's employees are not currently represented by any union. However, the Company is aware that collective bargaining group organization efforts among its employees occur from time to time and expect that such efforts will continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association ("ALPA") was submitted to the Company's pilots, who voted against joining ALPA by a narrow margin. Under governing rules, the Company's pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may by subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company's proposed acquisition of an additional 113 CRJs and related expansion, the Company anticipates hiring approximately 3,500 additional employees, many of whom may be represented by a union in their current employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be very good.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

As of June 15, 2001, SkyWest owned or leased the following types of aircraft:

                                  NUMBER OF                   SCHEDULED   AVERAGE
                                  AIRCRAFT                     FLIGHT     CRUISING      AVERAGE
                              -----------------    PASSENGER    RANGE      SPEED          AGE
TYPE OF AIRCRAFT              OWNED      LEASED     CAPACITY   (MILES)     (MPH)        (YEARS)
----------------              -----      ------    ---------  ---------   --------      -------
Brasilia...................    21         70          30         300        300           6.7
Canadair Regional Jet......     2         24          50         850        530           3.6

SkyWest's aircraft are turboprop and jet pressurized aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the CRJs. SkyWest currently operates 26 of these aircraft on stage lengths up to 850 miles.

During fiscal 2001, SkyWest took delivery of six CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of March 31, 2001 SkyWest had agreed to acquire an additional 113 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $2.4 billion. SkyWest commenced delivery of these aircraft in April 2001 and deliveries are scheduled to continue through December 2004. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and the delivery schedules are exercisable at various dates through April 2008.

GROUND FACILITIES

Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California, Salt Lake City, Utah, and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities. The facility was constructed and is owned by the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. SkyWest began construction on an additional aircraft maintenance and training facility in Salt Lake City during September 2000. It is estimated that the facility will be completed and operational by July 2001. The facility is 131,300 square feet, consisting of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. It is anticipated that the facility will be owned by the Salt Lake City Airport Authority and will be leased to SkyWest under a long-term lease arrangement.

SkyWest leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 33 of the 68 airports SkyWest serves.

The Company's corporate headquarters are located in a 63,000 square foot building in St. George, Utah. The Company is in the construction phase for an additional building adjacent to its current corporate headquarters in St. George, Utah. It is estimated that the facility will be completed and operational in November 2001. The facility will consist of approximately 55,000 square feet and will include office space for maintenance management and flight operations including pilot management, dispatch and flight attendant management. The facility will be owned by the Company and will be internally funded with cash generated from operations. Management deems the Company's current and planned facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal actions, which it considers routine to its business activities. As of March 31, 2001, management believes, after the consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2001.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded over-the-counter and quoted in the NASDAQ National Market System under the symbol "SKYW." At June 15, 2001, there were approximately 988 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's common stock.

                                   Fiscal 2001                         Fiscal 2000
                             ------------------------            ------------------------
           Quarter            High              Low               High               Low
           -------           ------            ------            ------            ------
           First             $23.25            $16.94            $15.13            $10.75
           Second             25.86             18.69             13.82             10.07
           Third              29.97             23.38             14.50             10.72
           Fourth             28.81             17.75             19.57             13.75

The transfer agent for the Company's common stock is Zions First National Bank, Salt Lake City, Utah.

During fiscal 2001, the Board of Directors declared regular quarterly dividends of $0.02 per quarter. On November 7, 2000, the Board of Directors declared a stock dividend, payable to stockholders of record on November 30, 2000, of one share of the Company's common stock for each share of the Company's common stock outstanding on the record date.

On May 8, 2001, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable to stockholders of record on June 29, 2001, distributable July 13, 2001.


ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 11 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 12 through 17 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, furnished herewith to the Commission as
Exhibit 13.1 to this Report on Form 10-K.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to page 16 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 18 through 31 of the Company's Annual Report to Shareholders for the fiscal year ended March 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


All items in Part III are incorporated herein by reference to the Company's Proxy Statement for its 2001 annual stockholders meeting to be held August 14, 2001, to be filed with the Commission.


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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.         "Certain Relationships and
                                                                    Related Transactions"

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)     Documents Filed:

                1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended March 31, 2001, are incorporated herein by reference in Item 8 of this Report on Form 10-K.

                        -       Report of independent public accountants

                        - Consolidated balance sheets as of March 31, 2001 and 2000

                        - Consolidated statements of income for the years ended March 31, 2001, 2000 and 1999

                        - Consolidated statements of stockholders' equity for the years ended March 31, 2001, 2000 and 1999

                        - Consolidated statements of cash flows for the years ended March 31, 2001, 2000 and 1999

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

        (b)     Reports on Form 8-K.

                On February 8, 2001, the Company filed a Current Report on Form 8-K concerning a change of the Company's fiscal year-end from March 31 to December 31, effective December 31, 2001.

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

10.3       United Express Agreement dated October 1, 1997 and
           subsequent amendments dated January 15, 1998 and
           February 9, 1998................................................(6)

10.4       Stock Option agreement dated January 28,
           1987 between Delta Air Lines, Inc. and
           SkyWest, Inc....................................................(2)

10.5       Lease Agreement dated December 1, 1989 between
           Salt Lake City Corporation and SkyWest Airlines,
           Inc.............................................................(4)

10.6       SkyWest, Inc. 1995 Employee
           Stock Purchase Plan.............................................(5)

10.7       SkyWest, Inc. Executive Stock Incentive Plan....................(7)

10.8       SkyWest, Inc. Allshare Stock Option Plan........................(7)

10.9       Master Purchase Agreement between Bombardier and
           SkyWest Airlines, Inc...........................................(8)

13.1       Certain portions of the Annual Report to Shareholders
           for the year ended March 31, 2001, are incorporated
           by reference into this Report on Form 10-K.....................................X

                                                                     Incorporated by     Filed
Number                            Exhibit                               Reference       Herewith
------                            -------                            ---------------    --------
22.1       Subsidiaries of the Registrant.................................................X

23.1       Consent of independent public accountants......................................X

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

(6) Incorporated by reference to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998.

(7)     Incorporated by reference to Registrant's Form 10-Q filed on July 28,
        2000.

(8) Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.

(d)     Financial Statement Schedule.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated May 16, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 (a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Arthur Andersen LLP

Salt Lake City, Utah
May 16, 2001

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                FOR THE YEARS ENDED MARCH 31, 2001, 2000 AND 1999

                                                                         Additions
                                                  Balance at             Charged to                                       Balance
                                                   Beginning             Costs and                                         at End
           Description                              of Year               Expenses                Deductions               of Year
                                                  -----------            -----------             ------------            -----------
Year Ended March 31, 2001:
  Engine overhaul accrual                         $ 9,889,014            $ 5,057,830             $  1,001,012            $13,945,832
  Allowance for inventory obsolescence                480,000                     --                       --                480,000
  Allowance for doubtful
     accounts receivable                               58,972                 69,519                   64,634                 63,857
                                                  -----------            -----------             ------------            -----------
                                                  $10,427,986            $ 5,127,349             $  1,065,646            $14,489,689
                                                  ===========            ===========             ============            ===========

Year Ended March 31, 2000:
  Engine overhaul accrual                         $ 7,167,309            $ 4,133,632             $ (1,411,927)           $ 9,889,014
  Allowance for inventory obsolescence                380,000                100,000                       --                480,000
  Allowance for doubtful
     accounts receivable                              202,674                     --                 (143,702)                58,972
                                                  -----------            -----------             ------------            -----------
                                                  $ 7,749,983            $ 4,233,632             $ (1,555,629)           $10,427,986
                                                  ===========            ===========             ============            ===========

Year Ended March 31, 1999:
  Engine overhaul accrual                         $ 5,540,786            $ 3,637,054             $ (2,010,531)           $ 7,167,309
  Allowance for inventory obsolescence                180,000                200,000                       --                380,000
  Allowance for doubtful
     accounts receivable                              123,768                100,000                  (21,094)               202,674
                                                  -----------            -----------             ------------            -----------
                                                  $ 5,844,554            $ 3,937,054             $ (2,031,625)           $ 7,749,983
                                                  ===========            ===========             ============            ===========

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

             Names                               Capacities                         Date
             -----                               ----------                         ----
 /s/ Jerry C. Atkin                  Chairman of the Board, President and        June 27, 2001
-----------------------------              Chief Executive Officer
Jerry C. Atkin

 /s/ Sidney J. Atkin                       Vice Chairman of the Board            June 27, 2001
-----------------------------                    and Director
Sidney J. Atkin

                                            Executive Vice President,            June 27, 2001
 /s/ Bradford R. Rich                Chief Financial Officer and Treasurer
-----------------------------               (principal financial and
Bradford R. Rich                               accounting officer)

 /s/ J. Ralph Atkin                                 Director                     June 27, 2001
-----------------------------
J. Ralph Atkin


 /s/ Mervyn K. Cox                                  Director                     June 27, 2001
-----------------------------
Mervyn K. Cox


                                                    Director
-----------------------------
Ian M. Cumming


                                                    Director
-----------------------------
Steven F. Udvar-Hazy


 /s/ Henry J. Eyring                                Director                     June 27, 2001
-----------------------------
Henry J. Eyring


 /s/ Hyrum W. Smith                                 Director                     June 27, 2001
-----------------------------
Hyrum W. Smith


-----------------------------                       Director
Robert G. Sarver

                                 EXHIBIT INDEX
Exhibit
Number        Description
------        -----------

 3.1          Restated Articles of Incorporation

 3.2          Amended By-Laws

 4.1 Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)

 4.2 Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)

10.1 SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan

10.2 Delta Connection agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc

10.3 United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998

10.4 Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc

10.5 Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc

10.6          SkyWest, Inc. 1995 Employee Stock Purchase Plan

10.7          SkyWest, Inc. Executive Stock Incentive Plan

10.8          SkyWest, Inc. Allshare Stock Option Plan

10.9          Master Purchase Agreement between Bombardier and SkyWest Airlines,
              Inc.

13.1 Certain portions of the Annual Report to Shareholders for the year ended March 31, 2001, are incorporated by reference into this Report on Form 10-K

22.1          Subsidiaries of the Registrant

23.1          Consent of independent public accountants


(1)           Incorporated by reference to Registration Statement on Form S-1 File No. 33-5823.

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

(6)           Incorporated by reference to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998.

(7)           Incorporated by reference to Registrant's Form 10-Q filed on July 28, 2000.

(8)           Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.