Form 10-Q
period 2001-06-30
SKYWEST INC
filed 2001-08-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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


                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                               Outstanding at August 10, 2001
            -----                               ------------------------------
 Common stock, no par value                               56,568,886

                                  SKYWEST, INC.

                                TABLE OF CONTENTS


Part I - Financial Information

    Item 1.          Financial Statements:

                     Condensed Consolidated Balance Sheets
                         as of June 30, 2001 and
                         March 31, 2001                                               3

                     Condensed Consolidated Statements of
                         Income for the Three Months Ended
                         June 30, 2001 and 2000                                       5



                     Condensed Consolidated Statements of
                         Cash Flows for the Three Months Ended
                         June 30, 2001 and 2000                                       6

                     Notes to Condensed Consolidated Financial
                         Statements                                                   7

    Item 2.          Management's Discussion and Analysis of
                         Financial Condition and Results of
                         Operations                                                   9

    Item 3.          Quantitative and Qualitative Disclosures About Market Risk      12



Part II - Other Information

   Item 6.           Exhibits and Reports on Form 8-K                                13

                          PART I. FINANCIAL INFORMATION

Item 1:    Financial Statements

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

================================================================================

                                     ASSETS


                                              June 30,         March 31,
                                                2001             2001
                                             ---------         ---------
                                            (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                $  38,728         $  27,202
    Available-for-sale securities              248,835           252,827
    Receivables, net                            16,210            15,928
    Inventories                                 20,907            20,069
    Prepaid aircraft rents                      19,826            25,494
    Other current assets                        14,680            13,472
                                             ---------         ---------

       Total current assets                    359,186           354,992
                                             ---------         ---------

PROPERTY AND EQUIPMENT:
    Aircraft and rotable spares                314,411           303,016
    Deposits on aircraft                       116,357           110,452
    Buildings and ground equipment              71,068            61,040
                                             ---------         ---------
                                               501,836           474,508
    Less-accumulated depreciation and
       amortization                           (143,753)         (136,512)
                                             ---------         ---------

                                               358,083           337,996
                                             ---------         ---------
OTHER ASSETS                                     2,547             2,538
                                             ---------         ---------
                                             $ 719,816         $ 695,526
                                             =========         =========


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)


================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 June 30,          March 31,
                                                                   2001               2001
                                                                 ---------         ---------
                                                                (Unaudited)
CURRENT LIABILITIES:
    Current maturities of long-term debt                         $  10,825         $  10,247
    Trade accounts payable                                          49,173            46,499
    Accrued salaries, wages and benefits                            13,814            12,197
    Engine overhaul accrual                                         15,463            13,946
    Taxes other than income taxes                                    4,020             3,652
    Air traffic liability                                            1,507             1,409
                                                                 ---------         ---------

       Total current liabilities                                    94,802            87,950
                                                                 ---------         ---------

LONG-TERM DEBT, net of current maturities                           70,067            73,854
                                                                 ---------         ---------

DEFERRED INCOME TAXES PAYABLE                                       39,136            35,699
                                                                 ---------         ---------

STOCKHOLDERS' EQUITY:
    Common stock                                                   300,052           298,136
    Retained earnings                                              237,645           221,097
    Treasury stock                                                 (20,285)          (20,285)
    Accumulated other comprehensive loss                            (1,601)             (925)
                                                                 ---------         ---------

      Total stockholders' equity                                   515,811           498,023
                                                                 ---------         ---------

                                                                 $ 719,816         $ 695,526
                                                                 =========         =========



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

================================================================================

                                                       Three Months Ended
                                                            June 30,
                                                   --------------------------
                                                     2001              2000
                                                   ---------        ---------
OPERATING REVENUES:
    Passenger                                      $ 148,279        $ 128,403
    Freight and other                                  1,385            1,984
                                                   ---------        ---------
                                                     149,664          130,387
                                                   ---------        ---------
OPERATING EXPENSES:
    Flying operations                                 58,067           49,338
    Aircraft, traffic and passenger service           21,941           17,517
    Maintenance                                       18,633           15,118
    Depreciation and amortization                     10,370            7,827
    General and administrative                         8,713            8,012
    Promotion and sales                                6,954            6,954
    Other                                                 --              447
                                                   ---------        ---------
                                                     124,678          105,213
                                                   ---------        ---------
OPERATING INCOME                                      24,986           25,174
                                                   ---------        ---------

OTHER INCOME (EXPENSE):
    Interest income                                    3,989            2,450
    Interest expense                                      --             (579)
    Other income                                          --               80
                                                   ---------        ---------
                                                       3,989            1,951
                                                   ---------        ---------
INCOME BEFORE PROVISION FOR INCOME TAXES              28,975           27,125
PROVISION FOR INCOME TAXES                            11,302           10,578
                                                   ---------        ---------
NET INCOME                                         $  17,673        $  16,547
                                                   =========        =========

NET INCOME PER COMMON SHARE:
    Basic                                          $    0.32        $    0.33
    Diluted                                        $    0.31        $    0.33
WEIGHTED AVERAGE COMMON SHARES
    Basic                                             56,133           49,522
    Diluted                                           57,415           50,552


            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

================================================================================

                                                                           Three Months Ended
                                                                                 June 30,
                                                                         -------------------------
                                                                           2001             2000
                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 17,673         $ 16,547
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                          10,370            7,827
    Gain on sales of property and equipment                                    --              (80)
    Maintenance expense related to disposition of rotable spares              220              362
    Increase in deferred income taxes                                       3,775            4,242
    Nonairline depreciation and amortization                                   --              236
    Changes in operating assets and liabilities:
      Increase in receivables, net                                           (282)          (4,289)
      Increase in inventories                                                (838)          (1,020)
      Decrease in other current assets                                      4,122            5,278
      Increase in trade accounts payable                                    2,672            3,792
      Increase in engine overhaul accrual                                   1,517            1,066
      Increase in other current liabilities                                 2,083            6,585
                                                                         --------         --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  41,312           40,546
                                                                         --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases and maturities of available-for-sale securities, net           3,316           (8,005)
   Acquisition of property and equipment:
     Aircraft and rotable spares                                          (14,690)         (28,792)
     Deposits on aircraft and rotable spares                               (5,905)          (3,776)
     Buildings and ground equipment                                       (10,028)          (2,407)
     Rental vehicles                                                           --             (875)
   Proceeds from sales of property and equipment                               --              778
   (Increase) decrease in other assets                                        (64)               9
                                                                         --------         --------

NET CASH USED IN INVESTING ACTIVITIES                                     (27,371)         (43,068)
                                                                         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                               1,916              433
   Proceeds from issuance of long-term debt                                    --           15,812
   Principal payments on long-term debt                                    (3,209)          (2,527)
   Payment of cash dividends                                               (1,122)            (989)
                                                                         --------         --------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                        (2,415)          12,729
                                                                         --------         --------

Increase in cash and cash equivalents                                      11,526           10,207
Cash and cash equivalents at beginning of period                           27,202           24,544
                                                                         --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 38,728         $ 34,751
                                                                         ========         ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for:
     Interest                                                            $  1,083         $    737
     Income taxes                                                             505              124



            See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the nine months ended December 31, 2001.


Note B - Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Note C - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value. The Company's position in available-for-sale securities consists primarily of investment grade bonds, bond funds and commercial paper. Unrealized appreciation and depreciation has been recorded as a separate component of stockholders' equity.


Note D - Income Taxes

For the three months ended June 30, 2001 and 2000, the Company provided for income taxes based upon the estimated annualized effective tax rate. At June 30, 2001, the Company recorded a net current deferred tax asset of $10.8 million and a net noncurrent deferred tax liability of $39.1 million.


Note E - Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards No. 128 "Earnings per Share," basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows: (in thousands)


                                                                Three Months Ended
                                                                      June 30,
                                                                --------------------
                                                                 2001         2000
                                                                ------        ------
Weighted average number of common shares outstanding            56,133        49,522
Effect of outstanding stock options                              1,282         1,030
                                                                ------        ------
Weighted average number of shares for diluted net income
   per common share                                             57,415        50,552
                                                                ======        ======

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note F -- Comprehensive Income

Comprehensive income includes charges and credits to stockholders' equity that are not the results of transactions with shareholders. As of June 30, 2001, and 2000, comprehensive income includes not income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on available-for-sale securities. The company recorded unrealized depreciation of $676,000 and unrealized appreciation of $115,000 in available for sale securities for the three months ended June 30, 2001 and June 30, 2000, respectively. Total Comprehensive income is as follows:


                                                                                  Three Months Ended
                                                                                       June 30,
                                                                               -------------------------
                                                                                 2001            2000
                                                                               --------         --------
Net income                                                                     $ 17,673         $ 16,547
Unrealized (depreciation)/appreciation on available for sale securities            (676)             115
                                                                               --------         --------

Total comprehensive income                                                     $ 16,997         $ 16,662
                                                                               ========         ========

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company, through SkyWest Airlines, Inc. ("SkyWest"), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 72 cities in 18 western states and Canada. All SkyWest flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc., ("Delta") or United Airlines, Inc. ("United"). Total operating revenues and passengers carried have grown consistently from fiscal 1997 through year ended March 31, 2001, at compounded annual growth rates of approximately 21.2 percent and 20.9 percent, respectively. In fiscal 1997, SkyWest generated approximately 1.4 billion available seat miles ("ASMs") and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops ("Brasilias") and ten Canadair Regional Jets ("CRJs") at March 31, 1997. As a result of additional aircraft acquisitions, SkyWest generated approximately 2.3 billion ASMs in fiscal 2001 with a fleet of 91 Brasilias and 17 CRJs at March 31, 2001.

SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets. In June 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco. Today, SkyWest operates as the Delta Connection in Salt Lake City and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest controlled flying and contract flying. On SkyWest controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partner negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. As of June 30, 2001, approximately 71 percent of SkyWest's capacity was in contract flying and 29 percent was in SkyWest controlled flying. The Company plans to transition all of its Delta Connection flying to contract flying effective October 1, 2001 and January 1, 2002 for the applicable CRJ and Brasilia operations, respectively. Therefore, as of January 1, 2002, essentially all SkyWest flights will be operated as contract flights. As of June 30, 2001, approximately 51 percent of SkyWest's capacity under the Delta Connection operation was SkyWest-controlled flying. As of June 30, 2001, 60 percent of SkyWest's traffic was carried under the Delta code, and 40 percent was carried under the United code. Another benefit of the multiple code-sharing relationships is the ability to grow within two major airline systems. The Company has agreements to acquire an additional 119 CRJs, which includes 10 additional CRJs being remarketed by the manufacturer, and options for an additional 119 CRJs with deliveries which began in July 2001. These aircraft will be allocated between the Delta Connection and United Express operations.


Results of Operations:

                              Operating Statistics

                                                                 For the
                                                            Three Months Ended
                                                                  June 30,
                                           -----------------------------------------------------
                                           2001                     2000                % Change
                                           ----                     ----                --------
Passengers carried                      1,601,435                1,401,113                14.3
Revenue passenger miles (000s)            402,184                  319,830                25.7
Available seat miles (000s)               647,128                  565,409                14.5
Passenger load factor                        62.1%                    56.6%                9.7 pts
Passenger breakeven load factor              51.2%                    45.9%               11.6 pts
Yield per revenue passenger mile             37.2cents                40.1cents           (7.2)
Revenue per available seat mile              23.4cents                23.0cents            1.7
Cost per available seat mile                 19.3cents                18.6cents            3.8
Average passenger trip (miles)                251                      228                10.1

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Continued)

For the Three Months Ended June 30, 2001 and 2000

Net income increased to $17.7 million, or $0.31 per diluted share for the three months ended June 30, 2001, compared to $16.5 million, or $0.33 per diluted share for the three months ended June 30, 2000. Consolidated operating revenues increased 14.8% to $149.7 million for the three months ended June 30, 2001 from $130.4 million for the three months ended June 30, 2000.

Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 15.5% to $148.3 million for the three months ended June 30, 2001 from $128.4 million or 98.5% of consolidated operating revenues for the three months ended June 30, 2000. The increase was due primarily to a 25.7% increase in revenue passenger miles, principally as a result of the delivery of additional CRJ's over the past nine months. For the three months ended June 30, 2001, the Company continued to increase its services with its code-sharing partners and took delivery of four CRJs. In addition, the Company took delivery of five CRJ's during the month of June that were remarketed by the aircraft manufacturer. Seven of these aircraft were placed in service under the Delta Connection operations and two were placed in service under the United Express operations. Additionally, during the quarter two Brasilias were returned to the lessor due to lease expiration. Fuel surcharges have also been added to fares in an effort to mitigate increases in fuel prices. On SkyWest-controlled flights, SkyWest also continues its efforts to maximize revenue by use of a sophisticated revenue management and control system which utilizes historical booking data and trends to optimize revenue. Together these factors increased revenue per available seat mile 1.7% to 23.4cents for the three months ended June 30, 2001 from 23.0cents for the three months ended June 30, 2000.

Passenger load factor increased to 62.1% for the three months ended June 30, 2001 from 56.6% for the three months ended June 30, 2000. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing increased load factors in our new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules and continued operational improvements.

Total operating expenses and interest increased 17.9% to $124.7 million for the three months ended June 30, 2001, compared to $105.8 million for the three months ended June 30, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 83.3% for the three months ended June 30, 2001 from 81.1% for the comparable period of fiscal 2000. The total increase in operating expenses was primarily due to infrastructure and build-up costs prior to new aircraft deliveries in SkyWest's planned expansion, which are reimbursed by our major partners.

Airline operating costs per available seat mile (including interest expense) increased 3.8% to 19.3cents for the three months ended June 30, 2001 from 18.6cents for the three months ended June 30, 2000. Factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 26.2% for the three months ended June 30, 2001 from 25.5% for the three months ended June 30, 2000. The increase was principally the result of airline operating revenues increasing only 14.8% period over period and salaries, wages and employee benefits increasing 18.6% period over period. The average number of full-time equivalent employees for the three months ended June 30, 2001 was 4,034 compared to 3,500 for the three months ended June 30, 2000, an increase of 15.3%. The increase in number of employees was due, in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per available seat mile increased to 6.1cents for the three months ended June 30, 2001, compared to 5.8cents for the three months ended June 30, 2000, as a result of additional employees related to SkyWest's expansion.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 18.1% for the three months ended June 30, 2001, from 16.6% for the three months ended June 30, 2000. The increase was due primarily to airline operating revenues increasing only 14.8% period over period and aircraft costs increasing 25.2% period over period. Aircraft costs per available seat mile increased to 4.2cents for the three months ended June 30, 2001, from 3.8cents for the three months ended June 30, 2000. The increase in the costs are due to a higher mix of new aircraft within the fleet.

Maintenance expense increased as a percentage of airline operating revenues to 8.7% for the three months ended June 30, 2001, compared to 7.9% for the three months ended June 30, 2000. The increase was due primarily to airline operating revenues increasing only 14.8% period over period and maintenance expense increasing 25.8% period over period. Maintenance expense per available seat mile increased to 2.0cents for the three months ended June 30, 2001, from 1.8cents for the three months ended June 30, 2000. The increase in maintenance expense per available seat mile was due to general maintenance inspections, work related to the delivery of our additional aircraft and the timing of certain maintenance expense on existing aircraft.

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Continued)

Fuel costs increased as a percentage of airline operating revenues to 12.2% for the three months ended June 30, 2001, from 11.6% for the three months ended June 30, 2000. The increase was due primarily to a 5.8% increase in the average fuel price per gallon to $1.11 from $1.05. Fuel costs per available seat mile increased to 2.8cents for the three months ended June 30, 2001, from 2.7cents for the three months ended June 30, 2000.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.1% for the three months ended June 30, 2001, from 19.1% for the three months ended June 30, 2000. The decrease was primarily the result of SkyWest obtaining additional economic efficiencies related to these costs through increased available seat mile production. Other expenses per available seat mile decreased to 4.2cents for the three months ended June 30, 2001, from 4.4cents for the three months ended June 30, 2000.


Liquidity and Capital Resources

The Company had working capital of $264.4 million and a current ratio of 3.8:1 at June 30, 2001, compared to working capital of $267.0 million and a current ratio of 2.4:1 at March 31, 2001. During the three months ended June 30, 2001 the principal sources of funds were $41.3 million generated from operations, $3.3 million from the sale of investments in securities and $1.9 million from the issuance of common stock upon exercise of stock options. During the three months ended June 30, 2001, the Company invested $14.7 million in flight equipment, $10.1 million in buildings and ground equipment, $5.9 million in aircraft deposits, and other, reduced long-term debt by $3.2 million, and paid cash dividends of $1.1 million. These factors resulted in a net increase of $11.5 million in cash and cash equivalents.

The Company's position in available-for-sale securities, consisting primarily of investment grade bonds, bond funds and commercial paper, decreased to $248.8 million at June 30, 2001, compared to $252.8 million at March 31, 2001. At June 30, 2001, our mix of capital was 12.0% debt to 88.0% stockholders equity.

The Company has significant long-term operating lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the accompanying consolidated balance sheets. At June 30, 2001, SkyWest leased 92 aircraft under leases with an average remaining term of approximately 8.7 years. Future minimum lease payments due under all long-term operating leases were approximately $683.1 million at June 30, 2001. At a 7.5% discount factor, the present value of these obligations would be equal to approximately $468.7 million at June 30, 2001.

The Company's total long-term debt of $80.9, including current portion, was incurred in connection with the acquisition of Brasilia's and CRJ's. Certain amounts related to Brasilias are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.81% on $25.9 million of the long-term debt at June 30, 2001. The continuing subsidy payments are at risk if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that it will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining Brasilia's long-term debt of $23.5 million, the average effective rate is 3.82% at June 30, 2001 and the lender has assumed the risk of the subsidy payments. The average effective rate on the debt related to the CRJ aircraft of $31.5 million was 7.26% at June 30, 2001 and is not subject to subsidy payments.

The Company spent approximately $24.7 million for nonaircraft capital expenditures during the three months ended June 30, 2001, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 6.5% at June 30, 2001. Management believes that, in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its financial requirements, including expansion, capital expenditures, lease payments and debt service requirements, for at least the next 12 months.

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

                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations
                                   (Continued)

expect some mitigation of the historical seasonal trends due to an increase in the portion of its operations in contract flying.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Key factors that may have a direct bearing on our operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.


Item 3:    Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

SkyWest is exposed to fluctuations in the price and availability of aircraft fuel, which may affect the Company's earnings. The Company's financial statements reflect both the cost of fuel purchased for SkyWest-controlled flights, as well as fuel purchased for contract flights, which is subject to reimbursement by SkyWest's code-sharing partners. Currently, the Company has have limited exposure to fuel price increases with respect to approximately 71% of available seat miles produced, due to contractual arrangements with United and Delta. These major airlines reimburse SkyWest for the actual cost of fuel on contracted flights. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the quarters ended June 30, 2001 and 2000. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $550,000 for the three months ended June 30, 2001 and $517,000 for the three months ended June 30, 2000. The Company currently intends to use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company's available-for-sale securities would decline. At June 30, 2001, the Company had variable rate notes representing 23% of its total long-term debt and 27% at June 30, 2000. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $45,000 in interest expense and received $721,000 in additional interest income for the three months ended June 30, 2001 and an additional $31,000 in interest expense and received $451,000 in additional interest income for the three months ended June 30, 2000. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 77% of the total long-term debt at June 30, 2001 and 73% of the Company's total long-term debt at June 30, 2000.

                           PART II. OTHER INFORMATION

                                  SKYWEST, INC.


Item 6: Exhibits and Reports on Form 8-K

a. Reports on Form 8-K -- There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

b.        Exhibits - None


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SKYWEST, INC.
                                            Registrant


August 14, 2001                             BY: /s/ Bradford R. Rich
                                               ---------------------------------
                                               Bradford R. Rich
                                               Executive Vice President,
                                               Chief Financial Officer and
                                                 Treasurer