Form 10-Q
period 2001-09-30
SKYWEST INC
filed 2001-11-14
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    Form 10-Q


               (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended September 30, 2001

                                       OR

               ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from             to
                                                  ------------   ------------

Commission file number 0-14719


                                  SKYWEST, INC.

Incorporated under the laws of Utah                          87-0292166
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


                                Yes X     No
                                   ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 13, 2001
          -----                                --------------------------------
Common stock, no par value                                 56,754,074

                                  SKYWEST, INC.

                                TABLE OF CONTENTS



Part I - Financial Information

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets
                As of September 30, 2001 and
                March 31, 2001                                              3

             Condensed Consolidated Statements of
                Income For the Three and Six
                Months Ended September 30, 2001 and 2000                    5

             Condensed Consolidated Statements of
                Cash Flows For the Six Months Ended
                September 30, 2001 and 2000                                 6

             Notes to Condensed Consolidated Financial
                Statements                                                  7

    Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                 8


Part II - Other Information


    Item 3.  Quantitative and Qualitative Disclosures About Market Risk    13


    Item 4.  Submission of Matters to a Vote of Security
                 Holders                                                   13

    Item 6.  Exhibits and Reports on Form 8-K                              14

                          PART I. FINANCIAL INFORMATION

                                  SKYWEST, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)





                                     ASSETS


                                               September 30,       March 31,
                                                   2001              2001
                                               -------------       ---------
                                                (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                   $  25,905         $  27,202
    Available-for-sale securities                 260,948           252,827
    Receivables, net                               32,962            15,928
    Inventories                                    21,502            20,069
    Prepaid aircraft rents                         17,997            25,494
    Other current assets                           16,021            13,472
                                                ---------         ---------

        Total current assets                      375,335           354,992
                                                ---------         ---------

PROPERTY AND EQUIPMENT:
    Aircraft and rotable spares                   320,599           303,016
    Deposits on aircraft                          116,009           110,452
    Buildings and ground equipment                 77,698            61,040
                                                ---------         ---------
                                                  514,306           474,508
    Less accumulated depreciation and
        amortization                             (150,590)         (136,512)
                                                ---------         ---------

                                                  363,716           337,996
                                                ---------         ---------

OTHER ASSETS                                        2,765             2,538
                                                ---------         ---------

                                                $ 741,816         $ 695,526
                                                =========         =========











           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in Thousands)





                  LIABILITIES AND STOCKHOLDERS' EQUITY


                                                September 30,        March 31,
                                                    2001               2001
                                                -------------       ---------
                                                 (Unaudited)

CURRENT LIABILITIES:
    Current maturities of long-term debt          $ 10,463           $ 10,247
    Trade accounts payable                          57,683             46,499
    Accrued salaries, wages and benefits            13,770             12,197
    Engine overhaul accrual                          7,295             13,946
    Taxes other than income taxes                    6,371              3,652
    Air traffic liability                            1,690              1,409
                                                  --------           --------

      Total current liabilities                     97,272             87,950
                                                  --------           --------

LONG-TERM DEBT, net of current maturities           68,567             73,854
                                                  --------           --------

DEFERRED INCOME TAXES PAYABLE                       37,369             35,699
                                                  --------           --------


STOCKHOLDERS' EQUITY:
    Common stock                                   308,534            298,136
    Retained earnings                              250,887            221,097
    Treasury stock                                 (20,285)           (20,285)
    Accumulated other comprehensive loss              (528)              (925)
                                                  --------           --------

      Total stockholders' equity                   538,608            498,023
                                                  --------           --------

                                                  $741,816           $695,526
                                                  ========           ========











           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (Dollars in Thousands, Except Per Share Amounts)
                                   (Unaudited)



                                                                 Three Months Ended                      Six Months Ended
                                                                    September 30,                          September 30,
                                                             ----------------------------         ------------------------------
                                                                   2001          2000                 2001              2000
                                                             ----------       -----------         -----------         ----------
OPERATING REVENUES:
    Passenger                                                $  154,050       $   137,182         $   302,329         $  265,585
    Freight and other                                             1,490             1,449               2,875              3,433
                                                             ----------       -----------          ----------         ----------
                                                                155,540           138,631             305,204            269,018
                                                             ----------       -----------          ----------         ----------
OPERATING EXPENSES:
    Flying operations                                            67,047            54,032             125,114            103,370
    Aircraft, traffic and passenger service                      25,452            18,695              47,393             36,212
    Maintenance                                                  19,653            15,719              38,286             30,837
    Promotion and sales                                           7,121             7,266              14,075             14,220
    General and administrative                                    8,636             7,888              17,349             15,900
    Depreciation and amortization                                13,155             8,274              23,525             16,101
    US Government airline assistance                             (5,657)                -              (5,657)                 -
    Other                                                             -                84                   -                531
                                                             ----------       -----------          ----------         ----------
                                                                135,407           111,958             260,085            217,171
                                                             ----------       -----------          ----------         ----------

OPERATING INCOME                                                 20,133            26,673              45,119             51,847
                                                             ----------       -----------          ----------         ----------

OTHER INCOME (EXPENSE):
    Interest expense                                                  -            (1,125)                  -             (1,704)
    Interest income                                               3,627             3,266               7,616              5,716
    Gain on sales of property and equipment                           -               390                   -                470
                                                             ----------       -----------          ----------         ----------
                                                                  3,627             2,531               7,616              4,482
                                                             ----------       -----------          ----------         ----------

INCOME BEFORE INCOME TAXES                                       23,760            29,204              52,735             56,329
PROVISION FOR INCOME TAXES                                        9,265            11,389              20,567             21,967
                                                             ----------       -----------          ----------         ----------
NET INCOME                                                   $   14,495       $    17,815          $   32,168         $   34,362
                                                             ==========       ===========          ==========         ==========

NET INCOME PER COMMON SHARE:
    Basic                                                    $    0.26        $     0.35           $     0.57         $     0.68
    Diluted                                                  $    0.25        $     0.34           $     0.56         $     0.67

WEIGHTED AVERAGE COMMON SHARES:
    Basic                                                    56,517,000        51,614,000          56,325,000         50,568,000
    Diluted                                                  57,377,000        52,782,000          57,396,000         51,668,000






           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                             For the
                                                                        Six Months Ended
                                                                          September 30,
                                                                  -----------------------------
                                                                     2001              2000
                                                                  ----------        -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                        $   32,168        $    34,362
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                     23,525             16,101
    Gain on sales of property and equipment                               --               (470)
    Maintenance expense related to disposition of rotable spares         519                581
    Increase (decrease) in deferred income taxes                       1,670             (2,769)
    Nonairline depreciation and amortization                              --                249
    Changes in operating assets and liabilities:
       Increase in receivables, net                                  (17,034)            (9,218)
       Increase in inventories                                        (1,433)            (2,417)
       Decrease in other current assets                                4,948              4,211
       Increase (decrease) in trade accounts payable                   4,402                (60)
       Increase in other current liabilities                           4,573              6,128
                                                                  ----------         ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             53,338             46,698
                                                                  ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of available-for-sale securities                         (7,724)           (37,192)
    Acquisition of property and equipment:
       Aircraft and rotable spares                                   (27,424)           (37,111)
       Buildings and ground equipment                                (16,671)            (4,267)
       Rental vehicles                                                    --               (875)
    Proceeds from sales of property and equipment                         --              4,442
    Increase in deposits on aircraft and rotable spares               (5,557)            (3,776)
    Increase in other assets                                            (340)              (247)
                                                                  ----------         ----------
NET CASH USED IN INVESTING ACTIVITIES                                (57,716)           (79,026)
                                                                  ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                        10,398            124,036
    Proceeds from issuance of long-term debt                              --             15,812
    Reduction of long-term debt                                       (5,071)            (4,314)
    Payment of cash dividends                                         (2,246)            (1,981)
                                                                  ----------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              3,081            133,553
                                                                  ----------         ----------

    Increase (decrease) in cash and cash equivalents                  (1,297)           101,225
    Cash and cash equivalents at beginning of period                  27,202             24,544
                                                                  ----------         ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $   25,905         $  125,769
                                                                  ==========         ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
    Interest                                                      $    2,264         $    1,361
    Income taxes                                                  $    8,368         $   20,196




           See notes to condensed consolidated financial statements.

                                  SKYWEST, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company's Management believes that the following disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001. The results of operations for the three and six months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the transition period ending December 31, 2001. The Company has elected to change its fiscal year end to December 31 from March 31.

Note B - US Government Airline Assistance

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the "Act"). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $11.4 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks. As of September 30, 2001, the Company had received approximately $5.7 million under the Act. The Company has elected to use the cash method in accounting for the government assistance and to classify the amounts received as a contra expense in the accompanying consolidated statements of income.

Note C - Available-for-Sale Securities

Available-for-sale securities are recorded at fair market value. The Company's position in available-for-sale securities consists primarily of investment grade bonds, bond funds and commercial paper. Unrealized appreciation and depreciation has been recorded as a separate component of stockholders' equity.

Note D - Income Taxes

For the six months ended September 30, 2001 and 2000, the Company provided for income taxes based upon the estimated annualized effective tax rate. At September 30, 2001, the Company had recorded a net current deferred tax asset of $8.2 million and a net noncurrent deferred tax liability of $37.4 million.

Note E - Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows:


                                                                       Three Months Ended          Six Months Ended
                                                                          September 30,              September 30,
                                                                       2001          2000           2001      2000
                                                                     -------       -------        --------  -------
                                                                        (In thousands)              (In thousands)

Weighted average number of common shares outstanding                  56,517        51,614         56,325    50,568
Effect of outstanding stock options............................          860         1,168          1,071     1,100
                                                                     -------       -------        -------   -------
Weighted average number of shares for diluted net income
    per common share...........................................       57,377        52,782         57,396    51,568
                                                                     =======       =======        =======   =======



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

The Company, through SkyWest Airlines, Inc. ("SkyWest"), operates a regional airline offering scheduled passenger service with approximately 1,000 daily departures to 76 cities in 18 western states and Canada. All SkyWest flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. ("Delta") or United Airlines, Inc. ("United"). Total operating revenues and passengers carried have grown consistently from fiscal 1997 through fiscal 2001, at compounded annual growth rates of approximately 21.2 percent and 20.9 percent, respectively. In fiscal 1997, SkyWest generated approximately 1.4 billion available seat miles ("ASMs") and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops ("Brasilias") and ten Canadair Regional Jets ("CRJs") at March 31, 1997. As a result of additional aircraft acquisitions, SkyWest generated approximately 2.3 billion ASMs in fiscal 2001 with a fleet of 91 Brasilias and 17 CRJs at March 31, 2001.

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

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest controlled flying and contract flying. On SkyWest controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partner negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. As of September 30, 2001, approximately 74 percent of SkyWest's capacity was in contract flying and 26 percent was in SkyWest controlled flying. The Company plans to transition all of its Delta Connection flying to contract flying effective October 1, 2001 for CRJ flights and January 1, 2002 for the Brasilia flights. This transition will result in essentially all SkyWest flights operating as contract flying as of January 1, 2002. As of September 30, 2001, approximately 56 percent of SkyWest's capacity was under the Delta code and 44 percent was under the United code. The Company has agreements to acquire an additional 111 CRJs, which includes 7 additional CRJs being remarketed by the manufacturer, and options for an additional 119 CRJs with deliveries which begin in October 2001. These aircraft will be allocated between the Company's Delta Connection and United Express operations.


Results of Operations:
----------------------
                                                                       Operating Statistics
                                       ------------------------------------------------------------------------------------
                                                 Three Months Ended                               Six Months Ended
                                                    September 30,                                   September 30,
                                       ---------------------------------------      ---------------------------------------
                                          2001           2000         % Change         2001          2000         % Change
                                       ---------      ---------       --------      ---------      ---------      --------

Passengers carried                     1,609,246      1,471,618          9.4        3,210,681      2,872,731         11.8
Revenue passenger miles (000s)           465,288        338,154         37.6          867,472        657,984         31.8
Available seat miles (000s)              736,633        575,957         27.9        1,383,761      1,141,366         21.2
Passenger load factor                       63.2%          58.7%         4.5 pts         62.7%          57.6%         5.1 pts
Passenger breakeven load factor             55.0%          47.9%         7.1 pts         53.4%          46.8%         6.6 pts
Yield per revenue passenger mile            33.1 cents     40.6 cents  (18.5)            34.9 cents     40.4 cents  (13.6)
Revenue per available seat mile             21.1 cents     24.1 cents  (12.5)            22.1 cents     23.5 cents   (6.0)
Cost per available seat mile                18.4 cents     19.6 cents   (6.1)            18.8 cents     19.1 cents   (1.6)
Average passenger trip (miles)               289            230         25.7              270            229         17.9



For the Three Months Ended September 30, 2001 and 2000

Net income was $14.5 million, or $0.25 per share on a diluted basis, compared to $17.8 million or $0.34 per share on a diluted basis for the same period last year. The principal reason for the decrease in net income was due to the disruption of service on September 11, 2001, when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania. Additionally, the Company experienced decreases in passenger revenues as a result of the weakening economy. However, despite these factors, consolidated operating revenues increased 12.2% to $155.5 million for the three months ended September 30, 2001 from $138.6 million for the three months ended September 30, 2000.

Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 12.3% to $154.0 million for the three months ended September 30, 2001 from $137.2 million or 99.0% of consolidated operating revenues for the three months ended September 30, 2000. The increase was due primarily to a 37.6% increase in revenue passenger miles as the Company continues to increase its services with its code-sharing partners and took delivery of eight CRJs. Five were scheduled deliveries and three were remarketed by the aircraft manufacturer. Seven of these aircraft were placed in service under the Delta Connection operation and one was placed in service under the United Express operations. Additionally, during the three months ended September 30, 2001, three Brasilias were returned to the lessor due to normal lease expirations. All three Brasilias were flown under the United Express operations. On SkyWest-controlled flights, SkyWest continues its efforts to maximize revenue by use of a sophisticated revenue management and control system which utilizes historical booking data and trends to optimize revenue. However, revenue per available seat mile decreased 12.5% to 21.1 cents for the three months ended September 30, 2001 from 24.1 cents for the three months ended September 30, 2000 due to the change in flying mix and the September 11th terrorist attacks.

Passenger load factor increased to 63.2% for the three months ended September 30, 2001 from 58.7% for the three months ended September 30, 2000. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors in its new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules and continued operational improvements.

Total operating expenses and interest increased 19.7% to $135.4 million for the three months ended September 30, 2001 compared to $113.1 million for the three months ended September 30, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 87.1% for the three months ended September 30, 2001 from 81.6% for the comparable quarter ended September 30, 2000. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to the service disruption resulting from the September 11th terrorist attacks on the US, and increased infrastructure and build-up costs associated with new aircraft deliveries in SkyWest's planned expansion.

Airline operating costs per available seat mile (including interest expense) decreased 6.1% to 18.4 cents for the three months ended September 30, 2001 from
19.6 cents for the three months ended September 30, 2000 despite the September 11th events. The primary reason for the decrease is due to increased capacity by regional jets which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 28.0% for the three months ended September 30, 2001 from 26.2% for the three months ended September 30, 2000. The increase was principally the result of the service disruption resulting from the September 11th events and the Company's aircraft being grounded for approximately three days. The average number of full-time equivalent employees for the three months ended September 30, 2001 was 4,189 compared to 3,709 for the three months ended September 30, 2000, an increase of 12.9%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest's anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 5.9 cents for the three months ended September 30, 2001 compared to 6.3 cents for the three months ended September 30, 2000. The decrease in costs was due to the additional CRJs added to SkyWest's fleet and continued operational improvements.


Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.6% for the three months ended September 30, 2001 from 16.0% for the three months ended September 30, 2000. The increase was due to the early termination and return of eight leases relating to Brasilias previously flown under the United code. The termination of these leases resulted in a $3.7 million write-off of unamortized engine overhauls related to the aircraft. Management believes it will not have any further liabilities or expenses associated with these lease terminations. Aircraft costs per ASM increased slightly to 4.4 cents for the three months ended September 30, 2001 from 3.8 cents for the three months ended September 30, 2000. The increase in costs was due to the $3.7 million write-off, a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft.

Maintenance expense increased as a percentage of airline operating revenues to 8.6% for the three months ended September 30, 2001 compared to 7.6% for the three months ended September 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The increase was due primarily to airline operating revenues increasing only 12.2% period over period, maintenance expense increasing 27.2% period over period and general maintenance costs in connection with the return of three Brasilias through lease termination. However, maintenance expense per ASM remained constant at 1.8 cents for both periods.

Fuel costs decreased as a percentage of airline operating revenues to 12.6% for the three months ended September 30, 2001 from 12.8% for the three months ended September 30, 2000. This decrease was primarily due to the average price of fuel decreasing 18.9% per gallon to $1.03 from $1.27. Fuel costs per ASM decreased to
2.7 cents for the three months ended September 30, 2001 from 3.1 cents for the three months ended September 30, 2000.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 21.0% for the three months ended September 30, 2001 from 18.3% for the three months ended September 30, 2000. The increase was primarily the result of SkyWest aircraft being grounded because of the September 11, 2001 terrorist attacks. However, other expenses per available seat mile remained constant at 4.4 cents for both quarters ended September 30, 2001 and 2000 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the "Act"). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $11.4 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks. As of September 30, 2001, the Company had received approximately $5.7 million under the Act. The Company has elected to use the cash method in accounting for the government assistance and to classify the amounts received as a contra expense.

For the Six Months Ended September 30, 2001 and 2000

Net income was $32.1 million, or $.56 per share on a diluted basis, compared to $34.4 million, or $.67 per share on a diluted basis, for the same period last year. The principal reason for the decrease in net income was the disruption of service on September 11, 2001, when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania. Additionally, the Company experienced decreases in passenger revenues as a result of the weakening economy. However, despite these factors, consolidated operating revenues increased 13.5% to $305.2 million for the six months ended September 30, 2001 from $269.0 million for the six months ended September 30, 2000.

Passenger revenues, which represented 99.1% of consolidated operating revenues, increased 13.8%, to $302.3 million, for the six months ended September 30, 2001 from $265.6 million or 98.7% of consolidated operating revenues for the six months ended September 30, 2000. The increase was due primarily to a 31.8% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and took delivery of 17 CRJs. Nine of these deliveries were scheduled deliveries and eight were remarketed by the aircraft manufacturer. Fourteen of these aircraft were placed in service under the Delta Connection operations and three were placed in service under the United Express operations. Additionally, during the six months ended September 30, 2001, five Brasilias were returned to the lessor due to normal lease expirations. All five Brasilias were flown under the United Express operations. On SkyWest-controlled flights, SkyWest continues its efforts to maximize revenue by use of a sophisticated revenue management and control system that utilizes historical booking data and trends to optimize revenue. However, revenue per available seat mile decreased 6.0% to 22.1 cents for the six months ended September 30, 2001 from 23.5 cents for the six months ended September 30, 2000 due to the change in SkyWest flying mix from and the September 11th terrorist attacks.

Passenger load factor increased to 62.7% for the six months ended September 30, 2001 from 57.6% for the six months ended September 30, 2000. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors in its new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules and continued operational improvements.

Total operating expenses and interest increased 18.8% to $260.1 million for the six months ended September 30, 2001 compared to $218.9 million for the six months ended September 30, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 85.2% for the six months ended September 30, 2001 from 81.4% for the six months ended September 30, 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to the service disruption resulting from the September 11th terrorist attacks on the US, and infrastructure and build-up costs associated with new aircraft deliveries in SkyWest's planned expansion.

Airline operating costs per available seat mile (including interest expense) decreased 1.6% to 18.8 cents for the six months ended September 30, 2001 from
19.1 cents for the six months ended September 30, 2000 despite the service disruption resulting from the September 11th events. The primary reason for the decrease was due to increased capacity by regional jets which are less expensive to operate on an ASM basis than Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 27.1% for the six months ended September 30, 2001 from 25.8% for the six months ended September 30, 2000. The increase was principally the result of airline operating revenues increasing only 13.5% period over period as a result of SkyWest's aircraft being grounded because of the September 11th events, and salaries, wages and employee benefits increasing
19.4% period over period. The average number of full-time equivalent employees for the six months ended September 30, 2001 was 4,111 compared to 3,612 for the six months ended September 30, 2000, an increase of 13.8%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per ASM decreased slightly to 6.0 cents for the six months ended September 30, 2001 from 6.1 cents for the six months ended September 30, 2000. The decrease in costs was due to the additional CRJs added to SkyWest's fleet and continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 19.4% for the six months ended September 30, 2001 from 16.3% for the six months ended September 30, 2000. The increase was primarily due to the termination and return of eight leases relating to Brasilias previously flown under the United code. The termination of these leases resulted in a $3.7 million write-off, which represented unamortized engine overhauls related to the aircraft. Management believes it will not have any further liabilities or expenses associated with these lease terminations. Aircraft costs per ASM increased to 4.3 cents for the six months ended September 30, 2001 from 3.8 cents for the six months ended September 30, 2000. The increase in cost are due to the $3.7 million write-off, a higher mix of new aircraft with in the fleet and build-up costs associated with the delivery of these new aircraft.

Maintenance expense increased as a percentage of airline operating revenues to 8.6% for the six months ended September 30, 2001 from 7.7% for the six months ended September 30, 2000. The increase was due primarily to airline operating revenues increasing only 13.5% period over period, maintenance expense increasing 26.5% period over period and general maintenance costs in connection with the return of eight Brasilias through lease terminations.

Fuel costs increased as a percentage of airline operating revenues to 12.4% for the six months ended September 30, 2001 from 12.2% for the six months ended September 30, 2000, while the average price of fuel decreased 7.8% per gallon to $1.08 from $1.16. Fuel costs per ASM decreased to 2.7 cents for the six months ended September 30, 2001 from 2.9 cents for the six months ended September 30, 2000.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 19.6% for the six months ended September 30, 2001 from 18.7% for the six months ended September 30, 2000. The increase was primarily due to SkyWest aircraft being grounded because of the September 11th events. Other expenses per available seat mile decreased to 4.3 cents for the six months ended September 30, 2001 from
4.4 cents for the six months ended 2000 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

Liquidity and Capital Resources

The Company had working capital of $278.1 million and a current ratio of 3.9:1 at September 30, 2001 compared to working capital of $267.0 million and a current ratio of 4.0:1 at March 31, 2001. During the six months ended September 30, 2001, the principal sources of funds were $53.3 million generated from operations and $10.4 million generated from the issuance of common stock. During the six months ended September 30, 2001 the Company invested $27.4 million in flight equipment, $16.7 million in buildings

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)

and ground equipment, $8.1 million in available-for-sale securities, and $5.6 million in aircraft deposits, reduced long-term debt by $5.0 million and paid cash dividends of $2.2 million. These factors resulted in a decrease of $1.3 million in cash and cash equivalents.

The Company's position in available-for-sale securities, consisting primarily of bonds, bond funds and commercial paper, increased to $260.9 million at September 30, 2001 compared to $252.8 million at March 31, 2001. At September 30, 2001, the Company's capital mix consisted of 13% long-term debt and 87% equity compared to 14% long-term debt and 86% equity at March 31, 2001.

The Company has significant long-term operating lease obligations, primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At September 30, 2001, SkyWest leased 98 aircraft under leases with an average remaining term of approximately 9.0 years. Future minimum lease payments due under all long-term operating leases were approximately $777.5 million at September 30, 2001. At a 7.5% discount factor, the present value of these obligations would be equal to approximately $535.2 million at September 30, 2001.

The Company's total long-term debt of $79.0 million was incurred in connection with the acquisition of Brasilia's and CRJs. Certain amounts related to Brasilia Turboprops are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.74% on $24.4 million of the long-term debt at September 30, 2001. The continuing subsidy payments are at risk if the Federative Republic of Brazil does not meet its obligations under the export support program. While Management has no reason to believe, based on information currently available, that SkyWest will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining Brasilia's long-term debt of $23.2 million, the average effective rate is 3.82% at September 30, 2001 and the lender has assumed the risk of the subsidy payments. The average effective rate on the debt related to the CRJ aircraft of $31.5 million was 5.95% at September 30, 2001 and is not subject to subsidy payments.

The Company spent approximately $44.1 million for nonaircraft capital expenditures during the six months ended September 30, 2001, consisting primarily of aircraft engine overhauls, rotable spare parts, buildings and ground equipment and rental vehicles.

During the next twelve months, SkyWest will take delivery of 37 CRJs at an aggregate cost of approximately $740 million. Depending upon the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party long-term loans or lease agreements.

The Company has available $10.0 million in an unsecured bank line of credit with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 5.75% at September 30, 2001. Management believes that, in the absence of unusual circumstances, the working capital available to us will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company's operating results include, among other things, employee relations and labor costs, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

PART II. OTHER INFORMATION
SKYWEST, INC.


Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

The Company is exposed to fluctuations in the price and availability of aircraft fuel that affect earnings. The Company's financial statements reflect both the cost of fuel purchased for SkyWest controlled flights, as well as fuel purchased for contract flights which is subject to reimbursement by SkyWest's code-sharing partners. Currently, the Company has limited exposure to fuel price increases with respect to approximately 78% of available seat miles produced, due to contractual arrangements with Delta and United. These major airlines reimburse SkyWest for the actual cost of fuel on contracted flights. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the three months and six months ended September 30, 2001 and 2000. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $683,000 for the three months ended September 30, 2001 and $618,000 for the three months ended September 30, 2000. The Company would have experienced an increase in fuel expense of approximately $1,476,000 for the six months ended September 30, 2001 and $1,136,000 for the six months ended September 30, 2000. The Company currently intends to use cash generated by operating activities to fund any adverse change in the price of fuel.

Interest Rates

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on its cash and securities held at the time; however, the market value of available-for-sale securities would decline. At September 30, 2001, the Company had variable rate notes representing 23% of the total long-term debt and 27% at September 30, 2000. The Company does not have significant exposure to the changing interest rates on our fixed-rate long-term debt instruments, which represented 77% of the total long-term debt at September 30, 2001 and 73% at September 30, 2000. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both its variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $52,000 in interest expense and received $725,000 in additional interest income for the three months ended September 30, 2001 and an additional $49,000 in interest expense and received $625,000 in additional interest income for the three months ended September 30, 2000. Additionally, the Company would have incurred $97,000 in interest expense and received $1,446,000 in additional interest income for the six months ended September 30, 2001 and an additional $60,000 in interest expense and received $1,204,000 in additional interest income for the six months ended September 30, 2000. As a result of this assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income.

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on August 14, 2001. The shareholders elected the following of directors to serve for one year and until their successors are duly elected and qualified:


             Name                              Shares Voted For
             ----                              ----------------
             Jerry C. Atkin                       45,554,547
             Sidney J. Atkin                      47,860,696
             J. Ralph Atkin                       45,795,325
             Mervyn K. Cox                        47,858,935
             Ian M. Cumming                       47,071,892
             Steven F. Udvar-Hazy                 46,105,802
             Hyrum W. Smith                       47,819,643
             Henry J. Eyring                      47,819,839
             Robert G. Sarver                     47,408,203

                           PART II. OTHER INFORMATION
                                  (Continued)


The shareholders also ratified the appointment of Arthur Andersen LLP as independent auditors of the Company for the transition period ending December 31, 2001 by a vote of 48,360,093 for and 23,155 against.


Item 6: Exhibits and Reports on Form 8-K

a. Reports on Form 8-K - On September 20, 2001, the Company filed a Current Report on Form 8-K to report operational updates and flight schedule adjustments.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SKYWEST, INC.
                                          Registrant



November 14, 2001                         BY: /s/ Bradford R. Rich
                                          -------------------------------------
                                          Bradford R. Rich
                                          Executive Vice President,
                                          Chief Financial Officer and Treasurer