Form 10-K
period 2001-12-31
SKYWEST INC
filed 2002-04-01
CIK 793733

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        (X)       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

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

                           Common Stock, No Par Value

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on March 15, 2002, was approximately $1,471,250,970.

        As of March 15, 2002, there were 56,959,000 shares of Common Stock outstanding.

                       Documents Incorporated by Reference

        Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Part II as specified.

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies to be voted at the Registrant's 2002 Annual Meeting of Shareholders, to be filed with the Commission, are incorporated by reference in Part III as specified.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

                                  SKYWEST, INC.
                           ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------

                                            PART I

Item 1.  Business.........................................................................    3
Item 2.  Properties.......................................................................    9
Item 3.  Legal Proceedings................................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders..............................   10

                                           PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.............   11
Item 6.  Selected Financial Data..........................................................   11
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.....................................................................   11
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......................   11
Item 8.  Financial Statements and Supplementary Data......................................   12
Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure..............   12

                                          PART III

Item 10. Directors and Executive Officers of the Registrant...............................   12
Item 11. Executive Compensation...........................................................   12
Item 12. Security Ownership of Certain Beneficial Owners and Management...................   12
Item 13. Certain Relationships and Related Transactions...................................   12

                                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................   13

                                     PART I

ITEM 1. BUSINESS

GENERAL

SkyWest, Inc. (the "Company"), through its wholly owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates the largest independent regional airline in the United States. SkyWest offers scheduled passenger and air freight service with nearly 1,000 daily departures to 79 cities in 23 western states and Canada. SkyWest has been a code-sharing partner with Delta Air Lines, Inc. ("Delta") in Salt Lake City and United Airlines ("United") in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of February 28, 2002, 69% of SkyWest's capacity operated under the Delta code and 31% operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland, Dallas/Fort Worth and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of December 31, 2001, SkyWest operated a fleet of 80 Embraer EMB-120 Brasilia turboprops ("Brasilias") and 45 Canadair Regional Jets ("CRJs").

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. The Company has agreements to acquire an additional 96 CRJs with options for an additional 119 aircraft. These aircraft will be allocated between Delta Connection and United Express operations.

Since being founded in 1972, the Company has experienced significant growth. During the past five years, consolidated operating revenues have increased at a compounded annual growth rate of 23.1%, from $262.1 million in 1997 to $601.9 million in 2001. Total passengers carried by SkyWest have increased from approximately 2,899,000 to approximately 6,230,000 over the same period. In 2001, the Company experienced growth in available seat miles, revenue passenger miles, passengers carried and load factors. The Company generated net income of $56.4 million in 2001, $60.9 million in 2000 and $53.9 million in 1999. During 1999, the Company sold the operations of Scenic Airlines, Inc., and recorded a loss on the sale of $0.4 million net of income taxes. The amount has been reflected as discontinued operations in the Company's consolidated financial statements. Additionally, during 2000, the Company sold the operations of National Parks Transportation in order to focus on the core airline business and continued development of its Delta and United relationships. The improvement since fiscal 1997 reflects, among other factors, the addition of United as a code-sharing partner in October 1997.

JOINT MARKETING AND CODE SHARING AGREEMENTS

Since April 1987, SkyWest has operated as the Delta Connection in certain SkyWest markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. In July 1990, SkyWest and Delta entered into a revised Delta Connection Agreement, modified in April 1997 and May 1999, under which SkyWest coordinates with Delta to facilitate interline connections at the Salt Lake City International Airport. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. SkyWest's code sharing arrangement with Delta allocates to SkyWest, on certain flights, a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. This code sharing agreement also provides for negotiated minimum payments per flight departure and incentives related to passenger volumes and levels of customer service, on certain flights. SkyWest also participates in cooperative advertising and marketing activities with Delta, including Delta's Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement terminates in June 2010, and is subject to earlier termination in various circumstances, including upon 180 days advance notice by either party for any or no reason. During the year ended December 31, 2001, Delta sold its ownership interest in the Company, which consisted of approximately 6.2 million shares of common stock and represented approximately 11.1% of the Company's outstanding common stock.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

MARKETS AND ROUTES

SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of March 15, 2002.

                                                                       Served
        State and City                                                 Since(1)
        --------------                                                --------
          Alabama:
             Birmingham.............................................     2001
             Mobile.................................................     2002
          Arizona:
             Yuma...................................................     1979
             Phoenix................................................     2000
          California:
             San Diego..............................................     1968
             Palm Springs...........................................     1970
             Los Angeles............................................     1977
             Imperial...............................................     1979
             Ontario................................................     1981
             Santa Maria............................................     1982
             Santa Barbara..........................................     1983
             Bakersfield............................................     1983
             Fresno.................................................     1985
             Sacramento.............................................     1986
             San Francisco..........................................     1995
             San Jose...............................................     1986
             San Luis Obispo........................................     1986
             Orange County..........................................     1986
             Monterey...............................................     1987
             Cresent City...........................................     1998
             Eureka.................................................     1998
             Redding................................................     1998
             Chico..................................................     1998
             Modesto................................................     1998
             Visalia................................................     1998
             Inyokern...............................................     1998
             Oxnard.................................................     1998
             Carlsbad...............................................     1998
          Colorado:
             Grand Junction.........................................     1983
             Colorado Springs.......................................     1995
             Denver.................................................     2000
             Durango................................................     2001
             Montrose...............................................     2001
          Florida:
             Pensacola..............................................     2001
             Tallahassee............................................     2002
          Idaho:
             Pocatello..............................................     1980
             Idaho Falls............................................     1982
             Twin Falls.............................................     1983
             Boise..................................................     1988
             Sun Valley.............................................     1990
          Iowa:
             Des Moines.............................................     2001
          Kansas:
             Wichita................................................     2001

                                                                       Served
        State and City                                                 Since(1)
        --------------                                                 --------
          Minnesota:
             Minneapolis............................................     2000
          Missouri:
             Kansas City............................................     2001
          Montana:
             West Yellowstone.......................................     1986(2)
             Helena.................................................     1988(2)
             Bozeman................................................     1988
             Billings...............................................     1988
             Butte..................................................     1988
             Missoula...............................................     1998
          Nebraska:
             Omaha .................................................     1998
          New Mexico:
             Albuquerque............................................     1995
          Nevada:
             Las Vegas..............................................     1974
             Elko...................................................     1982
             Reno...................................................     1982
          North Carolina:
             Greensboro.............................................     2001
          Oklahoma:
             Oklahoma City..........................................     2001
             Tulsa..................................................     2001
          Oregon:
             Eugene.................................................     1995
             Portland...............................................     1995
             Redmond................................................     1998
             Medford................................................     1998
          South Dakota:
             Rapid City.............................................     1994
          Tennessee:
             Memphis................................................     2001
             Nashville..............................................     2002
          Texas:
             Austin.................................................     2001
             Dallas.................................................     2001
             El Paso................................................     2001
             Houston................................................     2001
          Utah:
             Cedar City.............................................     1972
             Salt Lake City.........................................     1972
             St. George.............................................     1972
          Washington:
             Pasco..................................................     1996
             Yakima.................................................     1998
             Seattle................................................     1998
             Spokane................................................     1999

                                                                       Served
        State and City                                                 Since(1)
        --------------                                                 --------
          Wyoming:
             Jackson Hole...........................................     1986
             Casper.................................................     1994
             Cody...................................................     1995
          Canada:
             Vancouver B.C..........................................     1997
             Calgary................................................     1999

----------

(1)   Refers to the calendar year service was initiated.

(2)   Service is provided on a seasonal basis.

GOVERNMENT REGULATION

All interstate air carriers, including SkyWest, are subject to regulation by the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest's continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

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

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by the Company's fixed-fee arrangements with respect to certain flights. Nonetheless, the per passenger component in such fee structures would be affected by an economic downturn. In addition, if the Company's major airline code-sharing partners experience longer-term declines in passenger loads or are injured by low ticket prices, high fuel prices or other factors, they will likely seek to reduce the Company's fixed fees or cancel a number of flights in order to reduce their costs.

EMPLOYEES

As of March 15, 2002, the Company employed 4,509 full-time equivalent employees consisting of 1,750 pilots and flight attendants, 1,841 customer service personnel, 637 mechanics and other maintenance personnel, and 281 administration and support personnel. The Company's employees are not currently represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and management anticipates that such efforts will continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association ("ALPA") was submitted to the Company's pilots, who voted against joining ALPA by a narrow margin. Under governing rules, the Company's pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may by subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company's proposed acquisition of an additional 96 CRJs and related expansion, the Company anticipates hiring approximately 2,500 additional employees, many of whom may be represented by a union in their current employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be good.

SEASONALITY

As is common in the airline industry, SkyWest's operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months. However, SkyWest does expect some mitigation of the historical seasonal trends due to the transition from some at risk flying to essentially all contract flying effective January 1, 2002.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management's beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words "believe," "anticipate," "estimate," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company's operating results include, among other things, changes in SkyWest's code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

ITEM 2. PROPERTIES

FLIGHT EQUIPMENT

As of March 15, 2002, SkyWest owned or leased the following types of aircraft:

                                NUMBER OF                    SCHEDULED  AVERAGE
                                 AIRCRAFT                     FLIGHT    CRUISING   AVERAGE
                              -------------      PASSENGER     RANGE      SPEED     AGE
TYPE OF AIRCRAFT              OWNED   LEASED     CAPACITY     (MILES)     (MPH)    (YEARS)
----------------              -----   ------     ---------   ---------  --------   --------
Brasilia...................    21       59           30         300        300       6.8
Canadair Regional Jet......     6       48           50         850        530       1.9

SkyWest's aircraft are turboprop and jet aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the CRJs. SkyWest currently operates 54 of these aircraft on stage lengths up to 850 miles.

During 2001, SkyWest took delivery of 33 CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of December 31, 2001 SkyWest had agreed to acquire an additional 96 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.9 billion. SkyWest commenced delivery of these aircraft in January 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and the delivery schedules are exercisable at various dates through April 2008.

GROUND FACILITIES

Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California, Salt Lake City, Utah, and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities. The facility was constructed and is owned by the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. SkyWest finished construction on an additional aircraft maintenance and training facility in Salt Lake City during November 2001. This facility is 131,300 square feet, consisting of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. In January 2002, the Company entered into a sale-lease-back agreement with the Salt Lake Airport Authority. Under the agreement the Company received approximately $18 million in cash in exchange for the newly constructed facility and entered into a 26 year operating lease agreement. The sales price was equal to the construction costs and no gain or loss was recognized.

SkyWest leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 52 of the 81 airports SkyWest serves.

The Company's corporate headquarters are located in a 63,000 square foot building and a newly constructed 55,000 square foot building in St. George, Utah. The newly constructed facility is adjacent to the old office building and includes office space for maintenance management and flight operations including pilot management, dispatch and flight attendant management. The old office building is being remodeled to make more efficient use of space and should be fully operational in June 2002. Both facilities are owned by the Company and were internally funded with cash generated from operations. Management deems the Company's current facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to certain legal actions, which it considers routine to its business activities. As of December 31, 2001, management believes, after the consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of year 2001.

                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "SKYW." At March 15, 2002, there were approximately 1,038 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's common stock, after adjustment for the stock dividend described below.

                                             2001                    2000
                                      ------------------      ------------------
Quarter                                High        Low         High         Low
-------                               ------      ------      ------      ------
First                                 $28.81      $17.75      $19.57      $13.75
Second                                 30.49       20.56       23.25       16.94
Third                                  33.94       11.25       25.86       18.68
Fourth                                 26.50       17.17       29.97       23.37

The transfer agent for the Company's common stock is Zions First National Bank, Salt Lake City, Utah.

During 2000 and 2001, the Board of Directors declared regular quarterly dividends of $0.02 per quarter. On November 7, 2000, the Board of Directors declared a stock dividend, payable to stockholders of record on November 30, 2000, of one share of the Company's common stock for each share of the Company's common stock outstanding on the record date.

On February 5, 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable to stockholders of record on March 29, 2002, distributable April 10, 2002.

ITEM 6. SELECTED FINANCIAL DATA

The information required by this item is incorporated herein by reference to page 13 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information required by this item is incorporated herein by reference to pages 14 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by this item is incorporated herein by reference to pages 20 through 21 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company included on pages 22 through 36 of the Company's Annual Report to Shareholders for the year ended December 31, 2001, furnished herewith to the Commission as Exhibit 13.1 to this Report on Form 10-K, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

All items in Part III are incorporated herein by reference to the Company's Proxy Statement for its 2002 annual stockholders meeting to be held May 7, 2002, to be filed with the Commission.

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

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.         "Certain Relationships and
                                                                    Related Transactions"

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   Documents Filed:

            1. Financial Statements. The following consolidated financial statements of SkyWest, Inc., included in the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated herein by reference in Item 8 of this Report on Form 10-K.

                  -     Report of independent public accountants

                  -     Consolidated balance sheets as of December 31, 2001 and
                        2000

                  - Consolidated statements of income for the years ended December 31, 2001, 2000 and 1999

                  - Consolidated statements of stockholders' equity for the years ended December 31, 2001, 2000 and 1999

                  - Consolidated statements of cash flows for the years ended December 31, 2001, 2000 and 1999

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

      (b)   Reports on Form 8-K.

            None

     (c)   Exhibits

                                                                            Incorporated by      Filed
Number     Exhibit                                                             Reference        Herewith
------     -------                                                          ----------------    --------
 3.1       Restated Articles of Incorporation..............................       (1)

 3.2       Amended By-Laws.................................................       (3)

 4.1       Articles IV and VI of Restated Articles of Incorporation
           describing the Common Shares and shareholders rights
           (included in Exhibit 3.1).......................................       (1)

 4.2       Article II of the Amended By-Laws defining the
           rights of Common Shareholders (included in
           Exhibit 3.2)....................................................       (3)

10.1       SkyWest, Inc. Amended and Combined Incentive and
           Non-Statutory Stock Option Plan.................................       (3)

10.2       Delta Connection agreement dated January 13, 1987
           between Delta Air Lines, Inc. and SkyWest
           Airlines, Inc...................................................       (2)

10.3       United Express Agreement dated October 1, 1997 and
           subsequent amendments dated January 15, 1998 and
           February 9, 1998................................................       (6)

10.4       Stock Option agreement dated January 28,
           1987 between Delta Air Lines, Inc. and
           SkyWest, Inc....................................................       (2)

10.5       Lease Agreement dated December 1,1989 between
           Salt Lake City Corporation and SkyWest Airlines,
           Inc.............................................................       (4)

10.6       SkyWest, Inc. 1995 Employee
           Stock Purchase Plan.............................................       (5)

10.7       SkyWest, Inc. Executive Stock Incentive Plan....................       (7)

10.8       SkyWest, Inc. Allshare Stock Option Plan........................       (7)

10.9       Master Purchase Agreement between Bombardier and
           SkyWest Airlines, Inc...........................................       (8)

13.1       Certain portions of the Annual Report to Shareholders
           for the year ended December 31, 2001, are incorporated
           by reference into this Report on Form 10-K......................                          X

23.1       Consent of independent public accountants.......................                          X

99.1       Arthur Andersen LLP quality assurance representation letter ....                          X


----------

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

(7)   Incorporated by reference to Registrant's Form 10-Q filed on July 28,
      2000.

(8) Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.

(d)   Financial Statement Schedule.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULE


To SkyWest, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SkyWest, Inc.'s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 22, 2002

                         SKYWEST, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                           Additions
                                           Balance at      Charged to                          Balance
                                           Beginning       Costs and                           at End
           Description                      of Year         Expenses        Deductions         of Year
           -----------                    ------------    ------------     ------------     ------------
Year Ended December 31, 2001:
  Engine overhaul accrual                 $ 12,990,259    $  4,115,809     $(11,512,868)    $  5,593,200
  Allowance for inventory obsolescence         480,000              --               --          480,000
  Allowance for doubtful
     accounts receivable                        57,922          35,544          (30,810)          62,656
                                          ------------    ------------     ------------     ------------
                                          $ 13,528,181    $  4,151,353     $(11,543,678)    $  6,135,856
                                          ============    ============     ============     ============

Year Ended December 31, 2000:
  Engine overhaul accrual                 $  8,886,666    $  4,614,960     $   (511,367)    $ 12,990,259
  Allowance for inventory obsolescence         380,000         100,000               --          480,000
  Allowance for doubtful
     accounts receivable                        62,125          81,782          (85,985)          57,922
                                          ------------    ------------     ------------     ------------
                                          $  9,328,791    $  4,796,742     $   (597,352)    $ 13,528,181
                                          ============    ============     ============     ============

Year Ended December 31, 1999:
  Engine overhaul accrual                 $  6,285,321    $  3,981,140     $ (1,379,795)    $  8,886,666
  Allowance for inventory obsolescence         180,000         200,000               --          380,000
  Allowance for doubtful
     accounts receivable                       105,870              --          (43,745)          62,125
                                          ------------    ------------     ------------     ------------
                                          $  6,571,191    $  4,181,140     $ (1,423,540)    $  9,328,791
                                          ============    ============     ============     ============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SKYWEST, INC.

                                      By /s/ Jerry C. Atkin
                                         ---------------------------------------
                                         Jerry C. Atkin
                                         Chairman, President and Chief Executive
                                            Officer

Pursuant to the requirement of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


           Names                               Capacities                            Date
           -----                               ----------                            ----

/s/ Jerry C. Atkin                Chairman of the Board, President and          March 29, 2002
----------------------------             Chief Executive Officer
Jerry C. Atkin

/s/ Sidney J. Atkin                    Vice Chairman of the Board               March 29, 2002
----------------------------                  and Director
Sidney J. Atkin

/s/ Bradford R. Rich                    Executive Vice President,               March 29, 2002
---------------------------       Chief Financial Officer and Treasurer
Bradford R. Rich              (principal financial and accounting officer)

/s/ J. Ralph Atkin                              Director                        March 29, 2002
----------------------------
J. Ralph Atkin

/s/ Mervyn K. Cox                               Director                        March 29, 2002
----------------------------
Mervyn K. Cox

/s/ Ian M. Cumming                              Director                        March 29, 2002
----------------------------
Ian M. Cumming

/s/ Steven F. Udvar-Hazy                        Director                        March 29, 2002
----------------------------
Steven F. Udvar-Hazy


/s/ Henry J. Eyring                             Director                        March 29, 2002
----------------------------
Henry J. Eyring

/s/ Hyrum W. Smith                              Director                        March 29, 2002
----------------------------
Hyrum W. Smith

/s/ Robert G. Sarver                            Director                        March 29, 2002
----------------------------
Robert G. Sarver

SUMMARY FINANCIAL AND OPERATING DATA

                                                                     Year Ended December 31,
                                        ----------------------------------------------------------------------------------
                                           2001              2000              1999              1998              1997
                                        ----------        ----------        ----------        ----------        ----------
Operating revenues (000)                $  601,865        $  522,997        $  455,122        $  352,470        $  262,134
Operating income (000)                  $   75,256        $   89,047        $   82,819        $   55,658        $   27,348
Net income (000)                        $   56,428        $   60,874        $   53,858        $   35,787        $   18,385

Net income per common share(1):
   Basic                                $     1.00        $     1.18        $     1.10        $     0.74        $     0.45
   Diluted                              $     0.99        $     1.16        $     1.08        $     0.73        $     0.45

Weighted average shares (000)(1):
   Basic                                    56,365            51,521            48,964            48,316            40,716
   Diluted                                  57,237            52,644            49,778            49,072            41,188
Total assets (000)                      $  816,608        $  676,412        $  459,481        $  388,284        $  260,933
Current assets (000)                    $  383,246        $  361,602        $  240,160        $  206,925        $  116,389
Current liabilities (000)               $  104,026        $   81,935        $   79,684        $   66,657        $   47,659
Long-term debt (000)                    $  113,688        $   75,751        $   53,873        $   56,817        $   51,248
Stockholders' equity (000)              $  551,752        $  484,953        $  298,526        $  243,311        $  142,541
Return on average equity                      10.9%             16.1%             19.9%             17.0%             14.0%

OPERATING DATA
Passengers carried                       6,229,867         5,598,499         5,446,872         4,422,328         2,898,972
Revenue passenger miles (000)            1,732,180         1,277,001         1,161,918           938,172           744,716
Available seat miles (000)               2,837,278         2,256,635         2,100,062         1,712,333         1,472,721
Load factor                                   61.1%             56.6%             55.3%             54.8%             50.6%
Break-even load factor                        53.5%             47.2%             45.6%             46.5%             45.7%
Yield per revenue passenger mile             34.41 cents       40.42 cents       38.46 cents       36.85 cents       34.27 cents
Revenue per available seat mile              21.21 cents       23.18 cents       21.67 cents       21.20 cents       17.84 cents
Cost per available seat mile                 18.56 cents       19.23 cents       17.71 cents       17.70 cents       15.90 cents
Average passenger trip length                  278               228               213               212               257
Number of aircraft at end of year              129               103               102                60                60

QUARTERLY FINANCIAL AND STOCK PRICE DATA

                                               Year ended December 31, 2001
                                   --------------------------------------------------------
                                    First       Second       Third      Fourth       Year
                                   --------    --------    --------    --------    --------
Operating revenues (000)           $131,194    $149,664    $155,540    $165,466    $601,865
Operating income (000)             $ 11,232    $ 24,986    $ 20,133    $ 18,904    $ 75,256
Net income (000)                   $ 10,193    $ 17,673    $ 14,495    $ 14,067    $ 56,428
Net income per common share(1):
    Basic                          $   0.18    $   0.32    $   0.26    $   0.25    $   1.00
    Diluted                        $   0.18    $   0.31    $   0.25    $   0.25    $   0.99
Stock price data(1):
    High                           $  28.81    $  30.49    $  33.94    $  26.50    $  33.94
    Low                            $  17.75    $  20.56    $  11.25    $  17.17    $  11.25

                                               Year ended December 31, 2000
                                --------------------------------------------------------
                                 First       Second      Third       Fourth       Year
                                --------    --------    --------    --------    --------
Operating revenues (000)        $123,098    $130,387    $138,631    $130,881    $522,997
Operating income (000)          $ 21,363    $ 25,174    $ 26,673    $ 15,837    $ 89,047
Net income (000)                $ 13,961    $ 16,547    $ 17,815    $ 12,551    $ 60,874
Net income per common share:
    Basic                       $   0.28    $   0.33    $   0.35    $   0.23    $   1.18
    Diluted                     $   0.28    $   0.33    $   0.34    $   0.22    $   1.16
Stock price data:
    High                        $  19.57    $  23.25    $  25.86    $  29.97    $  29.97
    Low                         $  13.75    $  16.94    $  18.68    $  23.37    $  13.75

----------

(1) On November 7, 2000, the Board of Directors declared a 100% stock dividend (one share for each share outstanding) payable to stockholders of record on November 30, 2000. The dividend was distributed on December 15, 2000. The Company paid cash in lieu of issuing fractional shares. All common shares and per share information have been retro actively adjusted to reflect the stock dividend.

      As of December 31, 2001, there were 1,073 holders of common stock. Cash dividends of $0.08 per share on outstanding common stock were declared in each of the years ended December 31, 2001 and 2000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company, through SkyWest Airlines, Inc. ("SkyWest"), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 80 cities in 24 western states and Canada. All of SkyWest's flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc., ("Delta") or United Airlines, Inc. ("United"). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1% and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles ("ASMs") and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops ("Brasilias") and ten Canadair Regional Jets ("CRJs") at year end. As a result of expanding the Company's code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 80 Brasilias and 45 CRJs at year end.

SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco which began in June 1998. In November 2001, SkyWest expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Ft. Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributed to its delivery of high quality customer service with an all cabin-class fleet.

The Company generated net income of $56.4 million in 2001, compared to $60.9 million in 2000, and $53.9 million in 1999. During 1999, the Company sold the operations of Scenic Airlines, Inc., and recorded a loss on the sale of $0.4 million net of income taxes. The amount has been reflected as Discontinued Operations in the Company's financial statements. Additionally, during 2000 the Company sold the operations of National Parks Transportation in order to focus on the core airline business and continued development of our Delta and United relationships. The sale resulted in an immaterial gain. Management believes that the Company's continued success reflects, among other factors, the expansion of service as a Delta Connection or United Express carrier in the western United States.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all if its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest's capacity was under the Delta code and 45% was under the United code. The Company has agreements to acquire an additional 96 CRJs and options for an additional 119 CRJs with deliveries which begin in January 2002. These aircraft will be allocated between the Company's Delta Connection and United Express operations.

On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks in New York, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule to approximately 80% of the schedule it flew prior to September 11th. As a result, SkyWest terminated the leases related to seven Brasilias flown under the United Code. The termination of these leases resulted in a $3.7 million write-off of unamortized engine overhauls. To help compensate airlines for their losses, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the "Act"). Under this Act, management estimates that the Company will receive up to approximately $12.3 million to help compensate for losses resulting from the terrorist attacks of which $8.2 million had been recognized as of December 31, 2001.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company's contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs.

Management believes that substantially all of the Company's ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company's ability to earn the incentive payments.

Maintenance

The Company operates under an FAA approved continuous inspection and maintenance program. The Company's maintenance accounting policy is a combination of expensing certain events as incurred, accruing for certain maintenance events at rates estimated to be sufficient to cover those events and capitalizing the cost of certain maintenance events and expensing the capitalized cost over its estimated useful life (the "deferral method"). The Company uses the deferral method of accounting for overhauls of Brasilia engines. For the CRJs, through July 2001 the Company was accruing for the engine repair and overhaul costs on a per-flight-hour basis. The cost of normal recurring maintenance and any other maintenance costs are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require that a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to the leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return date.

Effective August 1, 2001, the Company executed a sixteen-year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of SkyWest's CRJ jet engines operated on 146 CRJs already delivered or on order for the Delta Connection and United Express operations. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement may increase based on changes in labor and aircraft parts indexes subject to escalation caps.

Pursuant to the services agreement, GE agreed to assume the engine maintenance related to the Company's CRJ fleet at the effective date of the agreement. At inception of the agreement, the Company's engine overhaul accrual related to CRJ engines was approximately $5.6 million. This accrual will be amortized to offset a portion of the expense related to the services agreement.

Impaired Long Lived Assets

The Company has approximately $586 million of long-lived assets as of December 31, 2001, including approximately $386 million of flight equipment and related fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by a company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures. The Company has no derivative financial and commodity instruments, forward contracts or hedging arrangements in cash and cash equivalents. The Company adopted these statements for the year ended December 31, 2001, which did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for years beginning after December 15, 2001. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating loses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

RESULTS OF OPERATIONS

The following table sets forth information regarding the Company's operating expense components. Airline operating expenses are expressed as a percentage of total airline operating revenues. Nonairline expenses are expressed as a percentage of total nonairline revenues. Total operating expenses and interest are expressed as a percentage of total consolidated revenues. Individual expense components are also expressed as cents per ASM.

                                                                             Year Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                       2001                            2000                          1999
                                           ----------------------------     --------------------------    --------------------------
                                                       Percent    Cents               Percent    Cents              Percent    Cents
                                                         of        per                   of       per                 of        per
                                            Amount     Revenue     ASM       Amount   Revenue     ASM      Amount   Revenue     ASM
                                           ---------   --------   -----     --------  -------    -----    --------  -------    -----
Salaries, wages and employee benefits ...  $ 167,590     27.8%      5.9     $136,771    26.2%      6.1    $118,622    26.2%     5.7
Aircraft costs ..........................    117,952     19.6       4.2       88,280    16.9       3.9      79,170    17.5      3.8
Maintenance .............................     54,754      9.1       1.9       43,206     8.3       1.9      40,335     8.9      1.9
Fuel ....................................     72,202     12.0       2.6       67,827    13.0       3.0      40,302     8.9      1.9
Other airline expenses ..................    122,292     20.3       4.3       96,942    18.6       4.3      91,267    20.2      4.4
US government assistance ................     (8,181)    (1.4)     (0.3)          --     0.0       0.0          --     0.0      0.0
Interest ................................         --      0.0       0.0        2,511     0.5       0.1       2,992     0.7       .2
                                           ---------               ----     --------             -----    --------             ----
Total airline expenses ..................    526,609               18.6      435,537              19.3     372,688             17.9
                                           ---------               ----     --------             -----    --------             ----
Other ...................................         --                             924                         2,607
                                           ---------                        --------                      -------
Total operating expenses and interest ...  $ 526,609               18.6     $436,461              19.3    $375,295             17.9
                                           =========               ====     ========             =====    ========             ====

2001 COMPARED TO 2000

Net income for the year ended December 31, 2001, was $56.4 million, or $0.99 per share on a diluted basis, compared to $60.9 million or $1.16 per share on a diluted basis for the year ended December 31, 2000. The principal reason for the decrease in net income was due to the disruption of service on September 11, 2001, when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania and the subsequent decrease in demand for airline service. Additionally, the Company experienced decreases in passenger revenues as a result of the weakening economy. However, despite these factors, consolidated operating revenues increased 15.1% to $601.9 million for the year ended December 31, 2001 from $523.0 million for the year ended December 31, 2000.

Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 15.5% to $596.0 million for the year ended December 31, 2001 from $516.2 million or 98.7% of consolidated operating revenues for the year ended December 31, 2000. The increase was due primarily to a 35.6% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and placed 30 CRJs in service. Seventeen were scheduled deliveries and 13 were remarketed by the aircraft manufacturer. Twenty-five of these aircraft were placed in service under the Delta Connection operations and five were placed in service under the United Express operations. Additionally, during the year ended December 31, 2001, seven Brasilias were returned to the lessor early, resulting in a $3.7 million write-off of unamortized engine overhauls and three Brasilias were returned to the lessor due to normal lease expirations. All ten Brasilias were flown under the United Express operations. Revenue per available seat mile decreased 8.6% to 21.2 cents for the year ended December 31, 2001 from 23.2 cents for the year ended December 31, 2000 primarily due to an increase in ASMs produced by CRJs and the disruption in service resulting from the September 11th terrorist attacks.

Passenger load factor increased to 61.1% for the year ended December 31, 2001 from 56.6% for the year ended December 31, 2000. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to CRJs in its new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules.

Total operating expenses and interest increased 20.6% to $526.6 million for the year ended December 31, 2001 compared to $436.5 million for the year ended December 31, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 87.5% for the year ended December 31, 2001 from 83.5% for the year ended December 31, 2000. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to the service disruption resulting from the September 11th terrorist attacks on the US, and increased infrastructure and build-up costs associated with new aircraft deliveries in connection with SkyWest's planned expansion.

Airline operating costs per ASM (including interest expense) decreased 3.6% to
18.6 cents for the year ended December 31, 2001 from 19.3 cents for the year ended December 31, 2000 despite the September 11th events. The primary reason for the decrease was the increased capacity by CRJs which are less expensive to operate on an ASM basis than the Brasilias. Additionally, during the year ended 2001, the Company recognized approximately $8.2 million in funds received under Air Transportation Safety and System Stabilization Act which partially offset increased costs caused by the September 11, 2001 terrorist attacks. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 27.8% for the year ended December 31, 2001 from 26.2% for the year ended December 31, 2000. The increase was principally the result of the service disruption and the decrease in demand for airline service resulting from the September 11th events. The average number of full-time equivalent employees for the year ended December 31, 2001 was 4,726 compared to 4,160 for the year ended December 31, 2000, an increase of 13.6%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest's current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 5.9 cents for the year ended December 31, 2001 compared to 6.1 cents for the year ended December 31, 2000. The decrease in costs was due to the increase in stage lengths flown by CRJs that have been added to SkyWest's fleet and continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 19.6% for the year ended December 31, 2001 from 16.9% for the year ended December 31, 2000. The increase was due primarily to the early termination and return of seven leased Brasilias flown under the United code. The termination of these leases resulted in a $3.7 million write-off of unamortized engine overhauls related to the aircraft. Aircraft costs per ASM increased slightly to 4.2 cents for the year ended December 31, 2001 from 3.9 cents for the year ended December 31, 2000. The increase in costs was due to the $3.7 million write-off, a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft.

Maintenance expense increased as a percentage of airline operating revenues to 9.1% for the year ended December 31, 2001 compared to 8.3% for the year ended December 31, 2000. The increase was due primarily to airline operating revenues increasing only 15.5% period-over-period, while ASMs increased 25.7%. Maintenance expense increased 26.7% period-over-period due to the increase in ASMs and increased general maintenance costs in connection with the return of three Brasilias through lease termination. Maintenance expense per ASM remained constant at 1.9 cents for both periods because the increase in ASMs produced by the CRJs was offset by the $3.7 million write-off relating to the early termination of seven Brasilia leases.

Fuel costs decreased as a percentage of airline operating revenues to 12.0% for the year ended December 31, 2001 from 13.0% for the year ended December 31, 2000. This decrease was primarily due to the average price of fuel decreasing 13.4% per gallon to $1.03 from $1.19. Fuel costs per ASM decreased to 2.6 cents for the year ended December 31, 2001 from 3.0 cents for the year ended December 31, 2000.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 20.3% for the year ended December 31, 2001 from 18.6% for the year ended December 31, 2000. The increase was primarily the result of SkyWest aircraft being grounded because of the September 11, 2001 terrorist attacks and the increase in liability insurance as a result of the September 11th events. Expenses other than insurance per ASM remained constant at 4.3 cents for both years ended December 31, 2001 and 2000 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the "Act"). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $12.3 million under the Act to partially compensate for losses resulting from the September 11, 2001 terrorist attacks. During the year ended December 31, 2001, the Company recognized approximately $8.2 million under the Act as a Contra expense in its consolidated statement of income.

2000 COMPARED TO 1999

Net income for the year ended December 31, 2000 was $60.9 million, or $1.16 per share on a diluted basis, compared to $53.9 million, or $1.08 per share on a diluted basis, for the year ended December 31, 1999. Consolidated operating revenues increased 14.9% to $523.0 million for the year ended December 31, 2000 from $455.1 million for the year ended December 31, 1999.

Passenger revenues, which represented 98.7% of consolidated operating revenues, increased 15.5%, to $516.2 million, for the year ended December 31, 2000 from $446.9 million or 98.2% of consolidated operating revenues for the year ended December 31, 1999. The increase was due primarily to a 9.9% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and took delivery of four CRJs. Two of these aircraft were placed in service under the Delta Connection operations and two were placed in service under the United Express operations. Additionally, during the year ended December 31, 2000, one Brasilia was returned to the lessor due to the lease expiration. On SkyWest-controlled flights, SkyWest continued its efforts to maximize revenue by use of a sophisticated revenue management and control system that utilizes historical booking data and trends to optimize revenue. Revenue per ASM increased 6.9% to 23.2 cents for the year ended December 31, 2000 from 21.7 cents for the year ended December 31, 1999.

Passenger load factor increased to 56.6% for the year ended December 31, 2000 from 55.3% for the year ended December 31, 1999. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest experienced higher than average load factors in its new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules.

Total operating expenses and interest increased 16.3% to $436.5 million for the year ended December 31, 2000 compared to $375.3 million for the year ended December 31, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 83.5% for the year ended December 31, 2000 from 82.5% for the year ended December 31, 1999. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to build-up costs associated with future aircraft deliveries in SkyWest's planned expansion.

Airline operating costs per ASM (including interest expense) increased 7.8% to
19.3 cents for the year ended December 31, 2000 from 17.9 cents for the year ended December 31, 1999. The primary reason for the increase was due to build-up costs associated with future aircraft deliveries in SkyWest's planned expansion. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits as a percentage of airline operating revenues remained constant at 26.2% for both years ended December 31, 2000 and 1999. The average number of full-time equivalent employees for the year ended December 31, 2000 was 4,160 compared to 3,572 for the year ended December 31, 1999, an increase of 16.5%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest's expansion. Salaries, wages and employee benefits per ASM increased to 6.1 cents for the year ended December 31, 2000 from 5.7 cents for the year ended December 31, 1999. The increase in costs was due primarily to the increase in the number of full-time employees required for future expansion.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.9% for the year ended December 31, 2000 from 17.5% for the year ended December 31, 1999. The decrease in cost is primarily due to operating revenues increasing 15.5% year over year and aircraft costs increasing only 11.5% year over year. Aircraft costs per ASM increased to 3.9 cents for the year ended December 31, 2000 from 3.8 cents for the year ended December 31, 1999. The increase in cost is due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of new aircraft.

Maintenance expense decreased as a percentage of airline operating revenues to 8.3% for the year ended December 31, 2000 from 8.9% for the year ended December 31, 1999. The decrease was due to airline operating revenues increasing 15.5% year over year and maintenance expenses increasing only 7.1% year over year. Maintenance cost per ASM was 1.9 cents for both years 2000 and 1999.

Fuel costs increased as a percentage of airline operating revenues to 13.0% for the year ended December 31, 2000 from 8.9% for the year ended December 31, 1999. The increase was due primarily to the average price of fuel increasing 13.3% per gallon to $1.19 from $1.05. Fuel costs per ASM increased to 3.0 cents for the year ended December 31, 2000 from 1.9 cents for the year ended December 31, 1999 as a result of the price per gallon increase.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.6% for the year ended December 31, 2000 from 20.2% for the year ended December 31, 1999. Other expenses per available seat mile decreased to 4.3 cents for the year ended December 31, 2000 from 4.4 cents for the year ended 2000 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $279.2 million and a current ratio of 3.7:1 at December 31, 2001 compared to working capital of $279.7 million and a current ratio of 4.4:1 at December 31, 2000. The decrease in working capital was primarily the result of the Company's acquisition of 33 CRJ's and the associated build-up costs. The other principal sources of funds during calendar 2001 were $137.9 million generated from operations, $50.1 million of proceeds from the issuance of long-term debt, $9.9 million from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan, and $0.5 million of proceeds from the sale of property and equipment. During 2001, the Company invested $113.4 million in flight equipment, $43.7 million in marketable securities, $35.2 million in buildings, ground equipment and other assets and $17.4 million in net deposits on aircraft and rotables. The Company also reduced long-term debt by $10.2 million and paid $4.5 million in cash dividends. These factors resulted in a $26.0 million decrease in cash and cash equivalents during 2001.

The Company's position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $270.5 million at December 31, 2001 compared to $227.4 million at December 31, 2000. At December 31, 2001, total capital mix was 82.9% equity and 17.1% debt compared to 86.5% equity and 13.5% debt at December 31, 2000.

The Company expended approximately $79.7 million for non-aircraft capital expenditures during the year ended December 31, 2001. These expenditures consisted primarily of $34.3 million for buildings and ground equipment, $22.6 million for aircraft engine overhauls, $21.4 million for rotable spares, and $1.4 million for aircraft improvements.

The Company has available $10.0 million in an unsecured bank line of credit through December 15, 2002, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 4.5% at December 31, 2001. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

SIGNIFICANT COMMITMENTS AND OBLIGATIONS

The following table summarizes SkyWest's commitments and obligations for the years ending December 31, 2002 and 2003 (in millions):

                                                        2002            2003
                                                      ---------       --------
Firm aircraft commitments                             $ 635,500       $738,000
Operating lease payments for aircraft and
        facility obligations                             97,475         93,612
Principal maturities on long-term debt                   12,151         11,492
                                                      ---------       --------
Total commitments and obligations                     $ 745,126       $843,104
                                                      =========       ========

During the 2001 year, SkyWest took delivery of 33 CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of December 31, 2001 SkyWest had agreed to acquire an additional 96 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.9 billion. SkyWest commenced delivery of these aircraft in July 2000 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 2001, the Company leased 104 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.1 billion at December 31, 2001. At a 7.5% discount factor, the present value of these lease obligations would be equal to approximately $668.9 million at December 31, 2001.

The Company's long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $22.5 million of the long-term debt, at December 31, 2001. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $22.4 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at December 31, 2001. The average effective rate on the debt related to the CRJ aircraft of $80.9 million was 6.1% at December 31, 2001, and is not subject to subsidy payments.

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

FORWARD-LOOKING STATEMENTS

The Company may, from time-to-time, make written or oral forward-looking statements. Forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in report to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. When used in this document, the words "anticipate", "estimate", "project", "expect", and similar expressions are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company's operating results include, among other things, employee relations and labor costs, changes in SkyWest's contractual arrangements with it major partners, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AIRCRAFT FUEL

The Company is exposed to fluctuations in the price and availability of aircraft fuel that affect the Company's earnings. The Company's financial statements reflect both the cost of fuel purchased for SkyWest-controlled flights, as well as fuel purchased for contract flights which is subject to reimbursement by our code-sharing partners. During the year ended 2001, the Company limited its exposure to fuel price increases with respect to approximately 76% of ASMs produced, due to contractual arrangements with Delta and United. These major airlines reimburse the Company for the actual cost of fuel on contracted flights. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in fuel price per gallon of 10% for the year ended December 31, 2001 and 2000. Based on this hypothetical assumption and after considering the impact of the contractual arrangements, the Company would have experienced an increase in fuel expense of approximately $2,816,000 for the year ended December 31, 2001 and $2,636,000 for the year ended December 31, 2000. The Company currently intends to use cash generated by operating activities to fund any adverse change in the price of fuel. Under contract flying, the Company is able to pass through all fuel costs to the major partners, thus mitigating any fuel cost exposure. The Company transitioned essentially all flying to contract flying January 1, 2002.

INTEREST RATES

The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. However, the Company would also receive higher amounts of interest income on its cash and securities held at the time. At December 31, 2001, the Company had variable rate notes representing 12.7% of the total long-term debt and 22.2% at December 31, 2000. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $193,000 in interest expense and received $2,868,000 in additional interest income for the year ended December 31, 2001 and an additional $142,000 in interest expense and received $2,262,000 in additional interest income for the year ended December 31, 2000. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. Management does not believe the Company has significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represent 87.3% of the total long-term debt at December 31, 2001 and 77.8% at December 31, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To SkyWest, Inc.:

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SkyWest, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 22, 2002

                         SKYWEST, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                     ASSETS


                                             December 31,    December 31,
                                                2001            2000
                                             ---------        ---------
CURRENT ASSETS:
   Cash and cash equivalents                 $  40,194        $  66,190
   Marketable securities                       270,520          227,440
   Receivables, net                             20,112           23,208
   Inventories                                  23,283           18,982
   Prepaid aircraft rents                       14,468           10,712
   Other current assets                         14,669           15,070
                                             ---------        ---------

     Total current assets                      383,246          361,602
                                             ---------        ---------

PROPERTY AND EQUIPMENT:
   Aircraft and rotable spares                 385,501          291,381
   Deposits on aircraft                        115,892           98,510
   Buildings and ground equipment               84,231           50,550
                                             ---------        ---------

                                               585,624          440,441
   Less-accumulated depreciation and
       amortization                           (155,566)        (128,254)
                                             ---------        ---------

     Total property and equipment, net         430,058          312,187
                                             ---------        ---------

OTHER ASSETS                                     3,304            2,623
                                             ---------        ---------

     Total assets                            $ 816,608        $ 676,412
                                             =========        =========


          See accompanying notes to consolidated financial statements.

                         SKYWEST, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                             (Dollars in thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     December 31,      December 31,
                                                         2001             2000
                                                      ---------        ---------
CURRENT LIABILITIES:
   Current maturities of long-term debt               $  12,151        $  10,174
   Accounts payable                                      63,974           41,273
   Accrued salaries, wages and benefits                  17,571           13,687
   Engine overhaul accrual                                5,593           12,990
   Taxes other than income taxes                          3,845            2,163
   Air traffic liability                                    892            1,648
                                                      ---------        ---------

     Total current liabilities                          104,026           81,935
                                                      ---------        ---------

LONG-TERM DEBT, net of current maturities               113,688           75,751
                                                      ---------        ---------

DEFERRED INCOME TAXES PAYABLE                            41,643           33,773
                                                      ---------        ---------

DEFERRED AIRCRAFT CREDITS                                 5,499               --
                                                      ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY:
   Preferred stock, 5,000,000 shares authorized;             --               --
   none issued Common stock, no par value,
   120,000,000 shares authorized; 62,723,510 and        309,691          294,187
   61,686,038 shares issued, respectively Retained      263,936          212,026
   earnings Treasury stock, at cost, 5,898,400          (20,285)         (20,285)
   shares Accumulated other comprehensive loss           (1,590)            (975)
   (Note 1)                                           ---------        ---------

                                                        551,752          484,953
     Total stockholders' equity                       ---------        ---------

                                                      $ 816,608        $ 676,412
     Total liabilities and stockholders' equity       =========        =========




          See accompanying notes to consolidated financial statements.

                         SKYWEST, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                  For the Year ended December 31,
                                                            --------------------------------------------
                                                              2001             2000             1999
                                                            ---------        ---------        ---------
Operating revenues:
   Passenger                                                $ 595,985        $ 516,159        $ 446,877
   Freight and other                                            5,880            6,838            8,245
                                                            ---------        ---------        ---------
       Total operating revenues                               601,865          522,997          455,122
                                                            ---------        ---------        ---------

Operating expenses:
   Flying operations                                          251,262          208,932          163,314
   Customer service                                            97,827           72,079           65,367
   Maintenance                                                 79,089           63,318           57,437
   Depreciation and amortization                               45,768           32,575           27,402
   Promotion and sales                                         25,747           26,593           29,454
   General and administrative                                  35,097           29,529           26,722
   US Government airline assistance                            (8,181)              --               --
  Other                                                            --              924            2,607
                                                            ---------        ---------        ---------
       Total operating expenses                               526,609          433,950          372,303
                                                            ---------        ---------        ---------

Operating income                                               75,256           89,047           82,819
                                                            ---------        ---------        ---------
Other income (expense):
   Interest expense                                                --           (2,511)          (2,992)
   Interest income                                             17,249           12,532            8,149
   Gain on sales of property and equipment                         --              518              364
                                                            ---------        ---------        ---------
       Total other income, net                                 17,249           10,539            5,521
                                                            ---------        ---------        ---------

Income from continuing operations before
  provision for income taxes                                   92,505           99,586           88,340
Provision for income taxes                                     36,077           38,712           34,034
                                                            ---------        ---------        ---------

Income from continuing operations                              56,428           60,874           54,306
                                                            ---------        ---------        ---------

Discontinued operations, net of income taxes:
  Loss from operations of Scenic Airlines                          --               --             (448)
                                                            ---------        ---------        ---------
       Total discontinued operations                               --               --             (448)
                                                            ---------        ---------        ---------

Net income                                                  $  56,428        $  60,874        $  53,858
                                                            =========        =========        =========

Income from continuing operations per common share:
  Basic                                                     $    1.00        $    1.18        $    1.11
  Diluted                                                   $    0.99        $    1.16        $    1.09
Loss from discontinued operations per common share:
  Basic and diluted                                                --               --        $   (0.01)
Net income per common share:
   Basic                                                    $    1.00        $    1.18        $    1.10
   Diluted                                                  $    0.99        $    1.16        $    1.08
Weighted average number of common shares outstanding:
  Basic                                                        56,365           51,521           48,964
  Diluted                                                      57,237           52,644           49,778


          See accompanying notes to consolidated financial statements.

                         SKYWEST, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)



                                                                                                           Accumulated
                                             Common Stock                           Treasury Stock            Other
                                          --------------------     Retained     -----------------------   Comprehensive
                                          Shares       Amount      Earnings       Shares       Amount         Loss          Total
                                         --------    ---------    ---------     ---------     ---------     ---------     ---------
Balance at December 31, 1998               54,383    $ 159,151    $ 104,445        (5,898)    $ (20,285)    $      --     $ 243,311
   Net income                                  --           --       53,858            --            --            --        53,858
   Exercise of common stock options           531        2,497           --            --            --            --         2,497
   Sale of common stock under
       employee stock purchase plan           130        1,475           --            --            --            --         1,475
   Tax benefit from exercise of common
       stock options                           --          328           --            --            --            --           328
   Cash dividends ($0.06 per share)            --           --       (2,943)           --            --            --        (2,943)
                                         --------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at December 31, 1999               55,044      163,451      155,360        (5,898)      (20,285)           --       298,526
                                                                                                                          ---------
  Comprehensive income:
   Net income                                  --           --       60,874            --            --            --        60,874
   Net unrealized depreciation
     on marketable securities                  --           --           --            --            --          (975)         (975)
                                                                                                                          ---------
     Total comprehensive income                --           --           --            --            --            --        59,899
  Exercise of common stock options            672        2,496           --            --            --            --         2,496
  Sale of common stock under
   employee stock purchase plan               179        2,065           --            --            --            --         2,065
  Sale of common stock, net of
   offering costs of $349                   5,791      122,070           --            --            --            --       122,070
  Tax benefit from exercise of common
   stock options                               --        4,105           --            --            --            --         4,105
  Cash dividends ($0.08 per share)             --           --       (4,208)           --            --                      (4,208)
                                         --------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2000               61,686      294,187      212,026        (5,898)      (20,285)         (975)      484,953
                                                                                                                          ---------
Comprehensive income:
   Net income                                  --           --       56,428            --            --            --        56,428
   Net unrealized depreciation on
     marketable securities                     --           --           --            --            --          (615)         (615)
                                                                                                                          ---------

     Total comprehensive income                --           --           --            --            --            --        55,813
  Exercise of common stock options            875        6,750           --            --            --            --         6,750
  Sale of common stock under
   employee stock purchase plan               163        3,170           --            --            --            --         3,170
  Tax benefit from exercise of common
   stock options                               --        5,584           --            --            --            --         5,584
  Cash dividends ($0.08 per share)             --           --       (4,518)           --            --            --        (4,518)
                                         --------    ---------    ---------     ---------     ---------     ---------     ---------

Balance at December 31, 2001               62,724    $ 309,691    $ 263,936        (5,898)    $ (20,285)    $  (1,590)    $ 551,752
                                         ========    =========    =========        ======     =========     =========     =========



          See accompanying notes to consolidated financial statements.

                         SKYWEST, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)




                                                                           For the Years ended December 31,
                                                                         -------------------------------------
                                                                           2001          2000          1999
                                                                         ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $  56,428     $  60,874     $  53,858
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                             45,768        32,575        27,402
  Nonairline depreciation and amortization                                      --           498         1,171
  Maintenance expense related to disposition of rotable spares               1,218         2,235           807
  Gain on sales of property and equipment                                       --          (518)         (364)
  Increase (decrease) in allowance for doubtful accounts                         5          (144)           79
  Increase in deferred income taxes                                          7,870         6,374         5,899
  Tax benefit from exercise of common stock options                          5,584         4,105           328
  Deferred aircraft credits                                                  5,499            --            --
  Changes in operating assets and liabilities:
    (Increase) decrease in receivables                                       3,091       (17,916)        2,932
    Increase in inventories                                                 (4,301)       (3,518)       (2,601)
    Increase in other current assets                                        (3,355)       (2,379)      (11,716)
    Decrease in net current assets of discontinued operations                   --            --           777
    Increase (decrease) in accounts payable                                 22,681        (6,428)       11,182
    Increase (decrease) in engine overhaul accrual                          (7,397)        2,722         1,627
    Increase (decrease) in other current liabilities                         4,811         4,041          (457)
                                                                         ---------     ---------     ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                  137,902        82,521        90,924
                                                                         ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of marketable securities, net of sales                         (43,695)      (67,925)     (158,663)
  Acquisition of property and equipment:
      Aircraft and rotable spares                                         (113,456)      (75,828)      (22,275)
      Deposits on aircraft                                                 (45,138)      (49,265)      (46,745)
      Buildings and ground equipment                                       (34,298)      (14,248)         (860)
      Rental vehicles                                                           --        (1,242)       (5,697)
  Proceeds from sales of property and equipment                                517         5,030         4,099
  Proceeds from sale of Scenic Airlines                                         --            --         4,963
  Return of deposits on aircraft and rotable spares                         27,756         5,800            --
  Increase in net long-term assets of discontinued operations                   --            --         1,809
  Increase in other assets                                                    (919)         (526)         (832)
                                                                         ---------     ---------     ---------
NET CASH USED IN INVESTING ACTIVITIES                                     (209,233)     (198,204)     (224,201)
                                                                         ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt                                  50,086        32,299         6,998
  Principal payments on long-term debt                                     (10,173)       (8,884)      (10,716)
  Net proceeds from issuance of common stock                                 9,920       126,631         3,972
  Payment of cash dividends                                                 (4,498)       (3,829)       (2,934)
                                                                         ---------     ---------     ---------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                         45,335       146,217        (2,680)
                                                                         ---------     ---------     ---------

Increase (decrease) in cash and cash equivalents                           (25,996)       30,534      (135,957)
Cash and cash equivalents at beginning of year                              66,190        35,656       171,613
                                                                         ---------     ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  40,194     $  66,190     $  35,656
                                                                         =========     =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
       Interest                                                          $   4,340     $   3,231     $   2,942
       Income taxes                                                      $  17,951     $  43,587     $  27,825


          See accompanying notes to consolidated financial statements.

                         SKYWEST, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company, through SkyWest Airlines, Inc. ("SkyWest"), operates a regional airline offering scheduled passenger service with approximately 1,000 daily departures to 80 cities in 24 western states and Canada. All SkyWest flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. ("Delta") or United Airlines, Inc. ("United"). SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as the United Express carrier in Los Angeles, San Francisco, Denver and in the Pacific Northwest. Revenues generated in connection with the code-sharing relationships with Delta and United account for substantially all of SkyWest's passenger revenue.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest controlled flying and contract flying. On SkyWest controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partner negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. As of December 31, 2001, approximately 90% of SkyWest's capacity was in contract flying and 10% was in SkyWest controlled flying. Beginning January 1, 2002, substantially all of SkyWest's flights will be operated under contract flying arrangements.


CONSOLIDATION

The accompanying consolidated financial statements include the accounts of SkyWest, Inc. and its wholly owned subsidiaries, SkyWest, Scenic Airlines, Inc. ("Scenic"), and National Parks Transportation, Inc. ("NPT"), collectively (the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation.

During the year ended December 31, 2000, the Company sold the operations of National Parks Transportation. During the year ended December 31, 1999, the Company sold the operations of Scenic (see Note 8).


CHANGE IN YEAR-END

On February 6, 2001, the Board of Directors approved a change of SkyWest's fiscal year end from March 31 to December 31, effective December 31, 2001. In connection with this change, the Company elected to recast the prior periods consolidated financial statements to December 31 to be consistent with the current year-end.


USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principals generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company's position in marketable securities as of December 31, 2001 and 2000 is as follows (in thousands):

                                                     2001                     2000
                                         -------------------------  -------------------------
Investment Types                            Cost      Market Value     Cost      Market Value
----------------                            ----      ------------     ----      ------------
Commercial paper                         $   9,888     $   9,888    $   1,459     $   1,459
Bond funds                                 186,901       184,295      116,800       115,202
Corporate notes                             61,599        61,599       92,292        92,292
Asset backed securities                     10,670        10,670       17,487        17,487
Other                                        4,068         4,068        1,000         1,000
                                         ---------     ---------    ---------     ---------
                                           273,126       270,520      229,038       227,440

Allowance for unrealized depreciation       (2,606)           --       (1,598)           --
                                         ---------     ---------    ---------     ---------
Total                                    $ 270,520     $ 270,520    $ 227,440     $ 227,440
                                         =========     =========    =========     =========

Marketable securities had the following maturities as of December 31, 2001 (in thousands):

                           Maturities                          Amount
                           ----------                          ------
                          Year 2002                         $ 174,234
                          Years 2003 through 2005              85,255
                          Thereafter                           11,031
                                                            ----------
                                                            $ 270,520
                                                            =========

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the year.


INVENTORIES

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used.


PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

             Aircraft and rotable spares                      3 - 18 years
             Buildings and ground equipment                 3 - 39.5 years

CAPITALIZED INTEREST

Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset or the aircraft lease term. During the years ended December 31, 2001 and 2000, the Company capitalized interest costs of approximately $5,185,000 and $788,000, respectively.


MAINTENANCE

The Company operates under an FAA approved continuous inspection and maintenance program. The Company's maintenance accounting policy is a combination of expensing certain events as incurred, accruing for certain maintenance events at rates estimated to be sufficient to cover those events and capitalizing the cost of certain maintenance events and expensing the capitalized cost over its estimated useful life (the "deferral method"). The

Company uses the deferral method of accounting for Brasilia engines. For the CRJs, through July 2001 the Company was accruing for the engine repair and overhaul costs on a per flight hour basis. The cost of normal recurring maintenance and any other maintenance costs are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require that a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return date.

Effective August 1, 2001, the Company executed a sixteen year engine services agreement with GE Engine Services, Inc. ("GE") covering the scheduled and unscheduled repair of SkyWest's CRJ jet engines operated on 146 CRJs already delivered or on order for the Delta Connection and United Express operations. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis to GE and GE assumes the responsibility to repair the engines when required at no additional expense to the Company, subject to certain exclusions. The Company expenses the amount paid to GE based on the monthly rates stipulated in the agreement, as engine hours are flown. The Company's future maintenance expense on CRJ engines covered under the new agreement may increase based on changes in labor and aircraft part indexes subject to escalation caps.

Pursuant to the services agreement, GE agreed to assume the engine maintenance related to the Company's CRJ fleet at the effective date of the agreement. At inception of the agreement, the Company's engine overhaul accrual related to CRJ engines was approximately $5.6 million. This accrual will be amortized to offset a portion of the amounts paid under the services agreement.


PASSENGER AND FREIGHT REVENUES

Passenger and freight revenues are recognized when service is provided. Under the Company's contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.


DEFERRED CREDITS

The Company accounts for incentives provided by aircraft manufacturers as deferred credits for leased aircraft. These credits are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. The incentives are credits that may be used to purchase spare parts and pay for training expenses.


INCOME TAXES

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. As of December 31, 2001 and 2000, the Company had recorded current deferred tax assets of $7,769,000 and $10,194,000, respectively (which are included in other current assets), and deferred tax liabilities of $41,643,000 and $33,773,000, respectively.


NET INCOME PER COMMON SHARE

Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the years ended December 31, 2001, 2000 and 1999, 1,046,000, zero, and 340,000 options were excluded from the computation of diluted EPS.

Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

Year ended December 31,                            2001       2000          1999
-----------------------                            ----       ----          ----
Numerator:
   Net income                                    $56,428    $60,874    $53,858
                                                 =======    =======    =======

Denominator:
   Weighted average common shares outstanding     56,365     51,521     48,964
   Effect of stock options                           872      1,122        814
                                                 -------    -------    -------
                                                  57,237     52,644     49,778
                                                 =======    =======    =======

Basic EPS                                        $  1.00    $  1.18    $  1.10
Diluted EPS                                      $  0.99    $  1.16    $  1.08


COMPREHENSIVE INCOME

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the results of transactions with shareholders. As of December 31, 2001 and 2000, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on marketable securities. The Company recorded net unrealized depreciation of $615,000 and $975,000, net of income taxes, on marketable securities for the years ended December 31, 2001 and 2000, respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity.


IMPAIRED LONG LIVED ASSETS

The Company has approximately $586 million of long-lived assets as of December 31, 2001, including approximately $386 million of flight equipment and related fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.


NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by a company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures. The Company has no derivative financial and commodity instruments, forward contracts or hedging arrangements in cash and cash equivalents. The Company adopted these statements for the year ended December 31, 2001, which did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, which did not have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for years beginning after December 15, 2001. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating loses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's results of operations, financial position or liquidity.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $116,000,000 as of December 31, 2001, as compared to the carrying amount of $125,839,000.


SEGMENT REPORTING

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131 because the Company's business consists of scheduled airline passenger service.

 (2) LONG-TERM DEBT

Long-term debt consists of the following as of December 31, 2001 and 2000:

                                                                                     2001          2000
                                                                                  ---------     ---------
                                                                                       (in thousands)
Notes payable to banks, due in semi-annual
    installments plus interest at 6.06% to 6.45%
    through 2018, secured by aircraft                                             $  50,086     $      --

Notes payable to banks, due in semi-annual installments plus interest at 3.72%
    to 3.86%, net of the benefits of interest rate subsidies through the
    Brazilian Export financing program,
    through 2011, secured by aircraft                                                22,438        24,458

Note payable to bank, due in semi-annual
    installments plus interest at 7.18% through
    2012, secured by aircraft                                                        15,808        16,487

Notes payable to banks, due in monthly installments
    including interest at 6.70% to 7.37% through
    2006, secured by aircraft                                                        15,674        19,626

Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR (2.58% at December 31, 2001)
    through 2016, secured by aircraft                                                15,044        15,566

Other notes payable, secured by aircraft                                              6,789         9,788
                                                                                  ---------     ---------
                                                                                    125,839        85,925

Less current maturities                                                             (12,151)      (10,174)
                                                                                  ---------     ---------
                                                                                  $ 113,688     $  75,751
                                                                                  =========     =========

The aggregate amounts of principal maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

       Year ending December 31,
       ------------------------
            2002                                              $  12,151
            2003                                                 11,492
            2004                                                 10,754
            2005                                                 10,619
            2006                                                  6,572
            Thereafter                                           74,251
                                                              ---------
                                                              $ 125,839
                                                              =========

The Company's long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $22.5 million of the long-term debt, at December 31, 2001. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $22.4 million, the lender has assumed the risk of the subsidy payments which has reduced the average effective rate on this debt to approximately 3.8% at December 31, 2001. The average effective rate on the debt related to the CRJ aircraft of $80.9 million was 6.1% at December 31, 2001, and is not subject to subsidy payments.

As of December 31, 2001, the Company had available $10,000,000 in an unsecured bank line of credit through December 15, 2002, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 4.5%. The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $5,534,000 of letters of credit and no borrowings outstanding under this line of credit as of December 31, 2001.

Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2001, the Company was in compliance with all the debt covenants.


(3) INCOME TAXES

The provision for income taxes includes the following components (in thousands):

                                Year ended December 31,
                              -----------------------------
                                2001       2000       1999
                              -------    -------    -------
Current tax provision:
   Federal                    $22,429    $29,201    $27,606
   State                        4,994      6,092      5,635
                              -------    -------    -------
                               27,423     35,293     33,241
                              -------    -------    -------
Deferred tax provision :
   Federal                      7,598      3,024        714
   State                        1,056        395         79
                              -------    -------    -------
                                8,654      3,419        793
                              -------    -------    -------
Provision for income taxes    $36,077    $38,712    $34,034
                              =======    =======    =======

The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

                                                 Year ended December 31,
                                            ----------------------------------
                                              2001         2000         1999
                                            --------     --------     --------
Computed "expected" provision for income
   taxes at the statutory rates             $ 32,377     $ 34,855     $ 30,762
Increase in income taxes
   resulting from:
     State income taxes, net of Federal
       income tax benefit                      4,165        4,263        2,445
     Other, net                                 (465)        (406)         827
                                            --------     --------     --------
Provision for income taxes                  $ 36,077     $ 38,712     $ 34,034
                                            ========     ========     ========



The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

                                     As of December 31,
                                   ---------------------
                                     2001         2000
                                   --------     --------
Deferred tax assets:
   Accrued benefits                $  2,206     $  1,787
   Engine overhaul accrual            2,237        5,196
   Accrued reserves and other         3,326        3,211
                                   --------     --------
Total deferred tax assets             7,769       10,194
                                   --------     --------

Deferred tax liabilities:
       Accelerated depreciation     (40,551)     (33,289)
       Other                         (1,092)        (484)
                                   --------     --------
Total deferred tax liabilities      (41,643)     (33,773)
                                   --------     --------

Net deferred tax liability         $(33,874)    $(23,579)
                                   ========     ========


(4) COMMITMENTS AND CONTINGENCIES

LEASE OBLIGATIONS

The Company leases 104 aircraft, as well as airport facilities, office space, and various other property and equipment under noncancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following summarizes future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2001 (in thousands):

            Year ending December 31,
            ------------------------
            2002                                     $    97,475
            2003                                          93,612
            2004                                          87,730
            2005                                          89,070
            2006                                          87,952
            Thereafter                                   594,820
                                                     -----------
                                                     $ 1,050,659
                                                     ===========

Total rental expense for noncancelable operating leases was approximately $72,841,000, $56,253,000, and $52,317,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

The above minimum rental payments do not include landing fees, which amounted to approximately $14,877,000, $10,873,000, and $11,360,000 for the years ended
December 31, 2001, 2000 and 1999, respectively.


PURCHASE COMMITMENTS AND OPTIONS

During the year ended December 31, 2001, SkyWest took delivery of 33 CRJs in connection with the Delta Connection and United Express code-share arrangements. Additionally, as of December 31, 2001 SkyWest has agreed to acquire an additional 96 CRJs and related spare parts inventory and support equipment through purchase commitments at an aggregate cost of approximately $1.9 billion. SkyWest will take delivery of these aircraft beginning in January 2002 and deliveries will continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable at various dates through April 2008. These aircraft will be allocated between the United Express and Delta Connection operations.


LEGAL MATTERS

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2001, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.


STANDBY LETTERS OF CREDIT

As of December 31, 2001, the Company has outstanding letters of credit totaling approximately $5,534,000 related to requirements of certain airports, port authorities and workers compensation agreements.


CONCENTRATION RISK AND SIGNIFICANT CUSTOMERS

The Company monitors its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of all accounts receivable. The Company's allowance for doubtful accounts totaled $63,000 and $58,000 as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company's code-sharing and contract relationships with Delta and United combined accounted for more than 95% of total revenues.

As of December 31, 2001, the Company has demand deposits and money market accounts totaling $15,390,000 with Zions First National Bank and $1,203,000 with Wells Fargo Bank. These balances exceed the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.


(5) CAPITAL TRANSACTIONS

PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series without shareholder approval. No shares of preferred stock are presently outstanding. The Board of Directors is authorized, without any further action by the stockholders of the Company, to (i) divide the preferred stock into series; (ii) designate each such series; (iii) fix and determine dividend rights; (iv) determine the price, terms and conditions on which shares of preferred stock may be redeemed; (v) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation; (vi) determine any sinking fund provisions; and (vii) establish any conversion privileges.

STOCK OFFERING

On September 12, 2000, the Company completed a public offering of 5,791,000 shares of common stock which generated net proceeds of $122.1 million after deducting underwriting commissions and other expenses.

SUBSEQUENT CASH DIVIDEND

On February 5, 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable to stockholders of record on March 29, 2002, distributable April 10, 2002.

STOCK OPTIONS

In August 2000, the stockholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan ("Executive Plan") and the 2001 Allshare Stock Option Plan ("Allshare Plan"). Both plans became effective January 1, 2001. These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans ("Prior Plans"), however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2001, there were approximately 1,983,000 options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 554,300 options had been issued as of December 31, 2001. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of which 491,611 options had been issued as of December 31, 2001. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Board of Directors who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2001, 2000 and 1999:


                                          2001                     2000                           1999
                               ------------------------   -------------------------    --------------------------
                                              Weighted                   Weighted                      Weighted
                               Number of       Average    Number of       Average      Number of        Average
                                Options         Price      Options         Price        Options          Price
                               ---------     ----------   ----------     ----------    ----------     -----------
Outstanding at
   beginning of year           2,864,434     $    12.39    2,908,628     $     8.61     2,856,702     $     6.80
Granted                        1,045,911          25.95      696,000          20.13       680,000          13.09
Exercised                       (874,550)          7.73     (671,960)          3.73      (530,316)          5.04
Canceled                          (7,261)         11.97      (68,234)         11.47       (97,758)         11.18
                               ---------                   ---------                    ---------
Outstanding at end of year     3,028,534     $    18.52    2,864,434     $    12.39     2,908,628     $     8.61
                               =========                   =========                    =========

Weighted average fair
   value of options
   granted during the year                   $    13.80                  $     9.24                   $     6.44

The following table summarizes information about stock options outstanding at December 31, 2001:

                             Options Outstanding                         Options Exercisable
                -------------------------------------------------   -----------------------------
Range of                       Weighted Average
Exercise           Number          Remaining     Weighted Average      Number    Weighted Average
Prices          Outstanding     Contractual Life   Exercise Price   Exercisable    Exercise Price
--------        -----------    ----------------- ----------------   -----------  ----------------
$3 to $15        1,286,623         6.8 years          $11.62          606,623         $  9.96
$16 to $21         696,000         8.4 years           20.13               --              --
$22 to $26       1,045,911         9.5 years           25.95               --              --
                 ---------                                            -------
$3 to $26        3,028,534         8.1 years          $18.52          606,623         $  9.96
                 =========                                            =======

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the years ended December 31, 2001, 2000 and 1999: a risk-free interest rate of 5.1% for 2001, 5.1% for 2000 and 6.5% for 1999, a volatility factor of the expected common stock price of .642 for 2001, .520 for 2000 and .549 for 1999 and a weighted average expected life of four years for the stock options for all the years presented. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

Following are the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):


                                        Year Ended December 31,
                                --------------------------------------
                                   2001          2000          1999
                                ----------    ----------    ----------
Net income:
     As reported                $   56,428    $   60,874    $   53,858
     Pro forma                  $   51,295    $   57,497    $   51,788
Net income per common share:
     Diluted as reported        $     0.99    $     1.16    $     1.08
     Diluted pro forma          $     0.90    $     1.09    $     1.04

(6) RETIREMENT PLAN AND EMPLOYEE STOCK PURCHASE PLAN

RETIREMENT PLAN

The Company sponsors the SkyWest Airlines Employee's Retirement Plan (the "Plan"). Employees who have completed ninety days of service and are 21 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the Plan were $6,128,000, $5,242,000 and $4,028,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

EMPLOYEE STOCK PURCHASE PLAN

In February 1996, the Company's Board of Directors approved the SkyWest, Inc. 1996 Employee Stock Purchase Plan the ("Stock Purchase Plan"). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company's common stock. The Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a 15% discount, through payroll deductions. Employees can contribute two to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. For the year ended December 31, 2001, 163,922 shares were purchased by employees at prices of $23.80 and $15.75 per share. For the year ended December 31, 2000, 179,978 shares were purchased by employees at prices of $11.90 and $11.04 per share. For the year ended December 31, 1999, 129,700 shares were purchased by employees at prices of $12.59 and $10.59 per share. In addition, as of December 31, 2001, $2,382,205 had been withheld for the future purchase of shares. Shares are purchased semi-annually at the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.


(7) US GOVERNMENT AIRLINE ASSISTANCE

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the "Act"). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $12.3 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks of which $10.5 million had been received as of December 31, 2001. During the year ended December 31, 2001, the Company recognized approximately $8.2 million as a contra expense in the accompanying consolidated statement of income under the Act.

(8) DISCONTINUED OPERATIONS

On August 26, 1998, the Company entered into an Asset Purchase Agreement ("Agreement") with Eagle Canyon Airlines, Inc. ("Eagle") to sell a majority of the assets of Scenic. Included under the Agreement were all of the assets, properties, rights and business of Scenic related to its Las Vegas based tour and scheduled flight operations. The agreement was consummated on December 23, 1998 with the Company receiving cash proceeds of $16.2 million. Additionally, the Company recorded a loss of approximately $0.6 million net of income taxes on the sale during the year ended December 31, 1998.

On January 11, 1999, the Company entered into an agreement ("Page Agreement") with JCMI, LLC, to sell the remainder of the assets and business of Scenic. The Page Agreement includes all of the assets, properties, rights and business of Scenic related to its Page, Arizona tour operations. The agreement was consummated on March 2, 1999 with the Company receiving total proceeds of $5.0 million consisting of cash and a secured promissory note of $1.9 million. The Company recorded a loss of approximately $0.4 million net of income taxes on the sale during the year ended December 31, 1999.

The accompanying consolidated financial statements reflect the operations of Scenic as discontinued operations. Accordingly, the revenues, costs and expenses, assets and liabilities of Scenic have been excluded from the respective captions in the financial statements and have been reported through the date of disposition as income (loss) from discontinued operations, net of income taxes and net assets of discontinued operations.


(9) RELATED-PARTY TRANSACTIONS

During the year ended December 31, 2001, Delta sold its ownership interest in the Company which consisted of approximately 6.2 million shares of common stock which represented approximately 11% of the outstanding common stock of the Company. The Company leases various terminal facilities from Delta and Delta provides certain services to the Company, including advertising, reservation and ground handling services. Expenses paid to Delta under these arrangements were $8,924,000, $6,741,000 and $6,074,000 during the years ended December 31, 2001,
2000 and 1999, respectively. United also provides services to the Company consisting of reservation, passenger and ground handling services. The Company paid $8,884,000, $7,199,000 and $8,528,000 to United for services during the years ended December 31, 2001, 2000 and 1999, respectively.


(10) SUBSEQUENT EVENT

In January 2002, the Company entered into a sale-lease-back agreement with the Salt Lake Airport Authority related to a new maintenance hanger and training facility constructed by the Company at the Salt Lake City Airport. Under the agreement, the Company received approximately $18 million in cash in exchange for the newly constructed facility and entered into 26 year operating lease agreement. The sales price was equal to the construction costs and no gain or loss was recognized.