Form 10-Q
period 2002-03-31
SKYWEST INC
filed 2002-05-15
CIK 793733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Yes             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2002

Common stock, no par value	57,137,037

SKYWEST, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$62,226	$40,194

Marketable securities	245,775	270,520

Receivables, net	27,755	20,112

Inventories	22,724	23,283

Prepaid aircraft rents	30,292	14,468

Other current assets	14,021	14,669

Total current assets	402,793	383,246

PROPERTY AND EQUIPMENT:

Aircraft and rotable spares	418,421	385,501

Deposits on aircraft	115,892	115,892

Buildings and ground equipment	69,715	84,231

Less-accumulated depreciation and amortization	(166,470)	(155,566)

	437,558	430,058

OTHER ASSETS	3,401	3,304

	$843,752	$816,608

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001

	(Unaudited)
CURRENT LIABILITIES:

Current maturities of long-term debt	$12,819	$12,151

Accounts payable	55,476	63,974

Accrued salaries, wages and benefits	13,271	17,571

Income taxes payable	4,920	—

Taxes other than income taxes	6,635	3,845

Other	6,256	6,485

Total current liabilities	99,377	104,026

LONG-TERM DEBT, net of current maturities	126,561	113,688

DEFERRED INCOME TAXES PAYABLE	42,877	41,643

DEFERRED AIRCRAFT CREDITS	6,063	5,499

STOCKHOLDERS’ EQUITY:

Common stock	312,715	309,691

Retained earnings	279,505	263,936

Treasury stock	(20,285)	(20,285)

Accumulated other comprehensive loss	(3,061)	(1,590)

Total stockholders’ equity	568,874	551,752

	$843,752	$816,608

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
OPERATING REVENUES:

Passenger	$173,215	$129,824

Freight and other	1,131	1,370

	174,346	131,194

OPERATING EXPENSES:

Flying operations	76,066	56,066

Aircraft, traffic and passenger service	30,541	21,117

Maintenance	18,530	18,737

Depreciation and amortization	11,836	9,728

General and administrative	9,912	8,207

Promotion and sales	3,281	6,107

	150,166	119,962

OPERATING INCOME	24,180	11,232

OTHER INCOME (EXPENSE):

Interest income	3,261	5,478

Interest expense	(52)	—

Other income	3,209	5,478

INCOME BEFORE PROVISION FOR INCOME TAXES	27,389	16,710

PROVISION FOR INCOME TAXES	10,682	6,517

NET INCOME	$16,707	$10,193

NET INCOME PER COMMON SHARE:

Basic	$0.29	$0.18

Diluted	$0.29	$0.18

WEIGHTED AVERAGE COMMON SHARES

Basic	56,939	56,030

Diluted	57,530	56,924

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$16,707	$10,193

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	11,836	9,728

Maintenance expense related to disposition of rotable spares	287	295

Increase (decrease) in allowance for doubtful accounts	(2)	5

Increase in deferred income taxes	1,234	1,927

Tax benefit from exercise of common stock options	302	1,839

Deferred aircraft credits	564	—

Changes in operating assets and liabilities:

(Increase) decrease in receivables, net	(7,641)	7,274

Decrease (increase) in inventories	559	(1,087)

Increase in other current assets	(15,176)	(13,184)

(Decrease) increase in trade accounts payable	(8,501)	2,118

Increase in engine overhaul accrual	—	4,057

Increase (decrease) in other current liabilities	3,181	(239)

NET CASH PROVIDED BY OPERATING ACTIVITIES	3,350	22,926

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases and maturities of available-for-sale securities, net	23,274	(25,337)

Acquisition of property and equipment:

Aircraft and rotable spares	(34,066)	(32,943)

Buildings and ground equipment	(4,269)	(10,489)

Proceeds from sales of property and equipment	18,785	—

Return of deposits on aircraft and rotable spares	—	7,658

(Increase) decrease in other assets	(169)	28

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,555	(61,083)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	15,731	—

Principal payments on long-term debt	(2,190)	(1,824)

Net proceeds from issuance of common stock	2,722	2,110

Payment of cash dividends	(1,136)	(1,116)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,127	(830)

Increase (Decrease) in cash and cash equivalents	22,032	(38,987)

Cash and cash equivalents at beginning of period	40,194	79,181

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,226	$40,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$873	$622

Income taxes	268	2,654

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the twelve months ending December 31, 2002.

Note B — Use of Estimates

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

Note C — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note D — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results.

Note E — Maintenance

The Company operates under a FAA approved continuous inspection and maintenance program. The Company’s maintenance accounting policy is a combination of expensing certain events as incurred, accruing for certain maintenance events and expensing the capitalized cost over it’s estimated useful life (the “deferral method”). The Company uses the deferral method of accounting for Brasilia engines. For Canadair Regional Jet (“CRJ”) engines, through July 2001 the Company was accruing for the engine overhaul costs on a per flight hour basis. The cost of normal recurring maintenance and any other maintenance costs are expensed as incurred.

Effective August 1, 2001, the Company executed a sixteen-year engine services agreement with GE Engine Services, Inc. (“GE”) covering the scheduled and unscheduled repair of SkyWest’s CRJ engines. Under the terms of the agreement, the Company agreed to pay GE a fixed rate per engine hour and GE assumed the responsibility to overhaul the engines as required.

In response to changing market conditions, the Company and it’s major partners, agreed to modify the method of reimbursement for CRJ engine overhaul costs. Beginning January 1, 2002, the GE service agreement was amended. The Company no longer pays GE nor records CRJ engine overhaul expense on a per engine hour basis, but rather pays GE and records CRJ engine overhaul expense on a per-engine overhaul basis through at least 2002. The impact of this change is not expected to be material to the Company’s results of operations since both the CRJ engine overhaul costs and the applicable contract revenue continue to be recognized in the same period.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note F — Passenger and Freight Revenue

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

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

Note G — Income Taxes

For the three months ended March 31, 2002 and 2001, the Company provided for income taxes based upon the estimated annualized effective tax rate. At March 31, 2002, the Company recorded a net current deferred tax asset of $10.3 million and a net noncurrent deferred tax liability of $42.9 million.

Note H — Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Weighted average number of common shares outstanding	56,939	56,030

Effect of outstanding stock options	591	894

Weighted average number of shares for diluted net income per common share	57,530	56,924

Note I — Comprehensive Income

Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with shareholders. For the three months ended March 31, 2002 and 2001, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on marketable securities. The Company recorded net unrealized depreciation of $1,470,948 and $50,000, net of income taxes, on marketable securities for the three months ended March 31, 2002 and 2001, respectively. These adjustments have been reflected as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Net income	$16,707	$10,193

Unrealized (depreciation)/appreciation on available for sale securities	(1,471)	50

Total comprehensive income	$15,236	$10,243

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through SkyWest Airlines, Inc. (“SkyWest”), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 80 cities in 24 states and Canada. All of SkyWest’s flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc., (“Delta”) or United Airlines, Inc. (“United”). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1% and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles (“ASMs”) and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops (“Brasilias”) and ten Canadair Regional Jets (“CRJs”) at year end. As a result of expanding the Company’s code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 80 Brasilias and 45 CRJs at December 31, 2001.

SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco which began in June 1998. In November 2001, SkyWest expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Ft. Worth and as United Express in Los Angeles, San Francisco and Denver. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all if its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of March 31, 2002, approximately 65% of SkyWest’s capacity was under the Delta code and 35% was under the United code. The Company has agreements to acquire an additional 93 CRJs and options for an additional 119 CRJs with deliveries which begin in April 2002. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

Results of Operations:

Operating Statistics

	For the
	Three Months Ended
	March 31,

	2002	2001	% Change

Passengers carried	1,870,141	1,374,155	36.1

Revenue passenger miles (000s)	637,605	324,993	96.1

Available seat miles (000s)	971,110	594,419	63.3

Passenger load factor	65.7%	54.7%	11.0 pts

Passenger breakeven load factor	56.6%	50.0%	6.6 pts

Yield per revenue passenger mile	27.2¢	39.9¢	(31.8)

Revenue per available seat mile	18.0¢	22.1¢	(18.5)

Cost per available seat mile	15.5¢	20.2¢	(23.3)

Average passenger trip (miles)	341	237	43.9

For the Three Months Ended March 2002 and 2001

Net income increased to $16.7 million, or $0.29 per diluted share, for the three months ended March 31, 2002, compared to $10.2 million, or $0.18 per diluted share, for the three months ended March 31, 2001. Consolidated operating revenues increased 32.9% to $174.3 million for the three months ended March 31, 2002 from $131.2 million for the three months ended March 31, 2001.

Passenger revenues, which represented 99.4% of consolidated operating revenues, increased 33.4% to $173.2 million for the three months ended March 31, 2002 from $129.8 million or 99.0% of consolidated operating revenues for the three months ended March 31, 2001. The increase was due primarily to the additional CRJs placed in service since December 31, 2000. Total CRJs increased from 17 at March 31, 2001 to 48 at March 31, 2002. The Company continued to increase its services with its code-sharing partners and placed three CRJs in service during the three months ended March 31, 2002. Two of these aircraft were placed in service under the Delta Connection operations and one was placed in service under the United Express operations. Revenue per available seat mile decreased 18.5% to 18.0¢ for the three months ended March 31, 2002 from 22.1¢ for the three months ended March 31, 2001, primarily due to an increase in ASMs produced by CRJs.

Passenger load factor increased to 65.7% for the three months ended March 31, 2002 from 54.7% for the three months ended March 31, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to CRJs in its new markets. The increase was also due, in part, to refinements in SkyWest’s flight schedules.

Total operating expenses and interest increased 25.2% to $150.2 million for the three months ended March 31, 2002, compared to $120.0 million for the three months ended March 31, 2001. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 86.2% for the three months ended March 31, 2002 from 91.4% for the three months ended March 31, 2001. The total decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to operating revenues increasing 32.9% period over period and total operating expenses and interest increasing only 25.2% period over period.

Airline operating costs per ASM (including interest expense) decreased 23.3% to 15.5¢ for the three months ended March 31, 2002 from 20.2¢ for the three months ended March 31, 2001. The primary reason for the decrease was the increased capacity by CRJs which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 26.7% for the three months ended March 31, 2002, from 29.0% for the three months ended March 31, 2001. The decrease was principally the result of the Company experiencing higher than average load factors as the Company transitions to CRJs in its new markets and continued refinements in operations. The average number of full-time equivalent employees for the three months ended March 31, 2002 was 4,530 compared to 4,213 for the three months ended March 31, 2001, an increase of 7.5%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.8¢ for the three months ended March 31, 2002 compared to 6.4¢ for the three months ended March 31, 2001. The decrease in costs was due primarily to the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet and continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.8% for the three months ended March 31, 2002 from 18.8% for the three months ended March 31, 2001. The increase was due primarily to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.7¢ for the three months ended March 31, 2002 from 4.2¢ for the three months ended March 31, 2001. The decrease in costs was due primarily to the increase in stage lengths flown by the CRJ’s that have been added to the fleet and continued operational improvements.

Maintenance expense decreased as a percentage of airline operating revenues to 6.7% for the three months ended March 31, 2002 compared to 10.1% for the three months ended March 31, 2001. The decrease was due primarily to the higher mix of new aircraft within the fleet and the retirement of ten Brasilias. Maintenance expense per ASM decreased to 1.2¢ for the three months ended March 31, 2002 compared to 2.2¢ for the three months ended March 31, 2001. The decrease in cost per ASM is primarily due to the increase in stage lengths flown by the CJRs and a higher mix of new aircraft within the fleet.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Continued)

Fuel costs decreased as a percentage of airline operating revenues to 11.5% for the three months ended March 31, 2002 from 13.2% for the three months ended March 31, 2001. This decrease was primarily due to the average price of fuel decreasing 23.4% per gallon to $0.85 from $1.11. Fuel costs per ASM decreased to 2.1¢ for the three months ended March 31, 2002 from 2.9¢ for the three months ended March 31, 2001.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased slightly as a percentage of airline operating revenues to 20.4% for the three months ended March 31, 2002 from 20.3% for the three months ended March 31, 2001. The increase was primarily due to an increase in liability insurance as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 17.8% to 3.7¢ for the three months ended March 31, 2002 from 4.5¢ for the three months ended March 31, 2001. The decrease in cost per ASM was due to the increase in stage lengths flown by the CRJs that have been added to the fleet.

Liquidity and Capital Resources

The Company had working capital of $303.4 million and a current ratio of 4.1:1 at March 31, 2002 compared to working capital of $279.2 million and a current ratio of 3.7:1 at December 31, 2001. The principal sources of funds during the three months ended March 31, 2002 were $23.3 million in marketable securities, $18.8 million of proceeds from the sale of property and equipment, $15.7 million of proceeds from the issuance of long-term debt, $3.4 million generated from operations, and $2.7 million from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan. During the three months ended March 31, 2002, the Company invested $25.5 million in flight equipment, $4.3 million in buildings and ground equipment, $8.6 million in net deposits on aircraft and rotables and $.2 on other assets. The Company also reduced long-term debt by $2.2 million and paid $1.1 million in cash dividends. These factors resulted in a $22.0 million increase in cash and cash equivalents during the three months ended March 31, 2002.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $245.8 million at March 31, 2002 compared to $270.5 million at December 31, 2001. At March 31, 2002, total capital mix was 81.8% equity and 18.2% debt as compared to 82.9% equity and 17.1% debt at December 31, 2001.

The Company expended approximately $19.4 million for non-aircraft capital expenditures during the year ended March 31, 2002. These expenditures consisted primarily of $4.3 million for buildings and ground equipment, $3.2 million for aircraft engine overhauls, $8.6 million for rotable spares and $3.3 million for aircraft improvements.

The Company has available $10.0 million in an unsecured bank line of credit through December 15, 2002, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.5% at March 31, 2002. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements, for at least the next 12 months.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations for the years ending December 31, 2002 and 2003 (in thousands):

	2002	2003

Firm aircraft commitments	$758,500	$861,000

Operating lease payments for aircraft and facility obligations	102,402	98,538

Principal maturities on long-term debt	12,819	12,079

Total commitments and obligations	$873,721	$971,617

During the three months ended March 31, 2002, SkyWest took delivery of three CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of March 31, 2002 SkyWest had agreed to acquire an additional 93 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.9 billion. SkyWest commenced delivery of these aircraft in April 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Continued)

financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At March 31, 2002, the Company leased 106 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.1 billion at March 31, 2002. At a 7.5% discount factor, the present value of these lease obligations would be equal to approximately $713.2 million at March 31, 2002.

Substantially all of the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $20.8 million of the long-term debt, at March 31, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $22.2 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at March 31, 2002. The average effective rate on the debt related to the CRJ aircraft of $80.6 million was 6.1% at March 31, 2002, and is not subject to subsidy payments.

Seasonality

As is common in the airline industry, SkyWest’s operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months. However, SkyWest does expect some mitigation of the historical seasonal trends due to essentially all flights operating as contract flying as of January 1, 2002.

Forward-Looking Statements

The Company may, from time-to-time, make written or oral forward-looking statements. Forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. When used in this document, the words “anticipate”, “estimate”, “project”, “expect”, and similar expressions are intended to identify forward-looking statements. Although Management believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company’s operating results include, among other things, employee relations and labor costs, changes in SkyWest’s contractual arrangements with its major partners, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

Management’s Discussion and Analysis of Financial
Condition and Results of Operations
(Continued)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002 per agreements reached with Delta and United, both of the Company’s major partners will bear the economic risk of fuel price fluctuations. As such, the Company reasonably expects that its results from operations will no longer be directly affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At March 31, 2002, the Company had variable rate notes representing 13.4% of its total long-term debt and 25.3% at March 31, 2001. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $40,000 in interest expense and received $730,000 in additional interest income for the three months ended March 31, 2002 and an additional $47,000 in interest expense and received $717,000 in additional interest income for the three months ended March 31, 2001. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 86.6% of the total long-term debt at March 31, 2002 and 74.7% of the Company’s total long-term debt at March 31, 2001.

PART II. OTHER INFORMATION

SKYWEST, INC.

Item 6: Exhibits and Reports on Form 8-K

a.	Reports on Form 8-K — There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

b.	Exhibits — None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC. Registrant

May 14, 2002	BY:	/s/ Bradford R. Rich

Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer

SKYWEST, INC.
444 South River Road
St. George, Utah 84790
(435) 634-3000