Form 10-Q
period 2002-06-30
SKYWEST INC
filed 2002-08-14
CIK 793733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

Yes          No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2002

Common stock, no par value	57,435,167

SKYWEST, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$76,078	$40,194

Marketable securities	287,642	270,520

Receivables, net	35,557	20,112

Inventories	23,912	23,283

Prepaid aircraft rents	27,342	14,468

Other current assets	12,911	14,669

Total current assets	463,442	383,246

PROPERTY AND EQUIPMENT:

Aircraft and rotable spares	433,137	385,501

Deposits on aircraft	111,351	115,892

Buildings and ground equipment	73,898	84,231

Less accumulated depreciation and amortization	(179,324)	(155,566)

	439,062	430,058

OTHER ASSETS	3,510	3,304

	$906,014	$816,608

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

	(Unaudited)
CURRENT LIABILITIES:

Current maturities of long-term debt	$13,188	$12,151

Accounts payable	69,019	63,974

Accrued salaries, wages and benefits	17,956	17,571

Engine overhaul accrual	5,593	5,593

Income taxes payable	2,018	—

Taxes other than income taxes	8,647	3,845

Air traffic liability	2,271	892

Total current liabilities	118,692	104,026

LONG-TERM DEBT, net of current maturities	131,241	113,688

DEFERRED INCOME TAXES PAYABLE	55,713	41,643

DEFERRED AIRCRAFT CREDITS	7,961	5,499

STOCKHOLDERS’ EQUITY:

Common stock	317,306	309,691

Retained earnings	297,291	263,936

Treasury stock	(20,285)	(20,285)

Accumulated other comprehensive loss	(1,905)	(1,590)

Total stockholders’ equity	592,407	551,752

	$906,014	$816,608

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

OPERATING REVENUES:

Passenger	$185,998	$148,279	$359,213	$278,103

Freight and other	1,398	1,385	2,529	2,755

	187,396	149,664	361,742	280,858

OPERATING EXPENSES:

Flying operations	78,576	58,067	154,642	114,133

Aircraft, traffic and passenger service	31,086	21,941	61,627	43,058

Maintenance	18,506	18,633	37,036	37,370

Depreciation and amortization	15,022	10,370	26,858	20,098

General and administrative	11,921	8,713	21,833	16,920

Promotion and sales	4,449	6,954	7,730	13,061

	159,560	124,678	309,726	244,640

OPERATING INCOME	27,836	24,986	52,016	36,218

OTHER INCOME (EXPENSE):

Interest expense	(35)	—	(87)	—

Interest income	3,235	3,989	6,496	9,467

	3,200	3,989	6,409	9,467

INCOME BEFORE INCOME TAXES	31,036	28,975	58,425	45,685

PROVISION FOR INCOME TAXES	12,104	11,302	22,786	17,819

NET INCOME	$18,932	$17,673	$35,639	$27,866

NET INCOME PER COMMON SHARE:

Basic	$0.33	$0.32	$0.62	$0.50

Diluted	$0.33	$0.31	$0.62	$0.49

WEIGHTED AVERAGE COMMON SHARES:

Basic	57,117	56,133	57,028	56,082

Diluted	57,574	57,415	57,552	57,169

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	For the
	Six Months Ended
	June 30,

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$35,639	$27,866

Adjustments to reconcile net income to net cash

provided by operating activities:

Depreciation and amortization	26,858	20,098

Maintenance expense related to disposition of rotable spares	586	514

Increase in deferred income taxes	14,070	5,702

Tax benefit from exercise of common stock options	1,607	4,910

Deferred aircraft credits	2,462	—

Changes in operating assets and liabilities:

(Increase) decrease in receivables, net	(15,445)	6,997

Increase in inventories	(629)	(1,925)

Increase in other current assets	(11,116)	(9,062)

Increase in accounts payable	5,036	4,790

Increase in engine overhaul accrual	—	5,574

Increase in other current liabilities	8,584	1,844

NET CASH PROVIDED BY OPERATING ACTIVITIES	67,652	67,308

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase and maturities of available-for-sale securities, net	(17,436)	(22,021)

Acquisition of property and equipment:

Aircraft and rotable spares	(51,176)	(28,033)

Deposits on aircraft	—	(25,505)

Buildings and ground equipment	(8,452)	(20,517)

Proceeds from sales of property and equipment	18,785	—

Return of deposits on aircraft and rotable spares	4,541	7,658

Increase in other assets	(351)	(36)

NET CASH USED IN INVESTING ACTIVITIES	(54,089)	(88,454)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	6,008	955

Proceeds from issuance of long-term debt	24,806	—

Principal payments on long-term debt	(6,217)	(5,033)

Payment of cash dividends	(2,276)	(2,238)

NET CASH PROVIDED BY FINANCING ACTIVITIES	22,321	(6,316)

Increase (decrease) in cash and cash equivalents	35,884	(27,462)

Cash and cash equivalents at beginning of period	40,194	66,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,078	$38,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest	$3,469	$1,705

Income taxes	$2,368	$3,159

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note A — Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note B – Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note C — Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Note D – Marketable Securities

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

Note E — Maintenance

The Company operates under a FAA approved continuous inspection and maintenance program. The Company’s maintenance accounting policy is a combination of expensing certain events as incurred, accruing for certain maintenance events at rates estimated to be sufficient to cover those events and capitalizing the cost of certain maintenance events and expensing the capitalized cost over its estimated useful life (the deferral method). The Company uses the deferral method of accounting for Brasilia engines. For Canadair Regional Jet (CRJ) engines, through July 2001 the Company was accruing for the engine overhaul costs on a per flight hour basis. The cost of normal recurring maintenance and any other maintenance costs are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require that a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to the leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return date.

Effective August 1, 2001, the Company executed a sixteen-year engine services agreement with GE Engine Services, Inc. (GE) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the agreement, the Company agreed to pay GE a fixed rate per engine hour and GE assumed the responsibility to overhaul the engines as required.

In response to changing market conditions, the Company and its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs. Beginning January 1, 2002, the GE service agreement was amended. The Company no longer pays GE nor records CRJ engine overhaul expense on a per engine hour basis, but rather pays GE and records CRJ engine overhaul expense on a per-engine overhaul basis through at least 2002. The impact of this change is not expected to be material to the Company’s results of operations since both the CRJ engine overhaul costs and the applicable contract revenue continue to be recognized in the same period.

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

Note G — Income Taxes

For the three and six months ended June 30, 2002 and 2001, the Company provided for income taxes based upon the estimated annualized effective tax rate. At June 30, 2002, the Company recorded a net current deferred tax asset of $9.7 million and a net noncurrent deferred tax liability of $55.7 million.

Note H — Net Income Per Common Share

In accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings per Share, basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	57,117	56,133	57,028	56,082

Effect of outstanding stock options	457	1,282	524	1,087

Weighted average number of shares for diluted net income per common share	57,574	57,415	57,552	57,169

Note I – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with stockholders. For the periods ended June 30, 2002 and 2001, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on marketable securities. The Company recorded net unrealized appreciation of $1,156,000 and net unrealized depreciation of $676,000, net of income taxes, on marketable securities for the three months ended June 30, 2002 and 2001, respectively. The Company recorded net unrealized depreciation of $315,000 and $626,000, net of income taxes, on marketable securities for the six months ended June 30, 2002 and 2001, respectively. These adjustments have been reflected in the following table.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income	$18,932	$17,673	$35,639	$27,866

Unrealized appreciation/(depreciation) on available for sale securities	1,156	(676)	(315)	(626)

Total comprehensive income	$20,088	$16,997	$35,324	$27,240

Note J – New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board or FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, which did not have a material impact on the Company’s financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for years beginning after December 15, 2001. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating loses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The Company adopted SFAS No. 144 on January 1, 2002, which did not have a material impact on the Company’s financial position or results of operations.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through SkyWest Airlines, Inc. (SkyWest), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 86 cities in 23 states and Canada. All of SkyWest’s flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc., (Delta) or United Airlines, Inc. (United). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1 % and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles (ASMs) and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops (Brasilias) and ten Canadair Regional Jets (CRJs) at year end. As a result of expanding the Company’s code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 80 Brasilias and 45 CRJs at December 31, 2001

SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco which began in June 1998. In November 2001, SkyWest expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Ft. Worth and as United Express in Los Angeles, San Francisco, Seattle/Tacoma, Portland and Denver. SkyWest believes that its success in attracting multiple code-sharing relationships is attributed to its delivery of high quality customer service with an all cabin-class fleet.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all if its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of June 30, 2002, approximately 68% of SkyWest’s capacity was under the Delta code and 32% was under the United code. The Company has agreements to acquire an additional 87 CRJs and options for an additional 119 CRJs with deliveries which begin in July 2002. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

Significant Accounting Policies

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and any associated liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs.

Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company’s ability to earn the incentive payments.

Maintenance

The Company operates under a FAA approved continuous inspection and maintenance program. The Company’s maintenance accounting policy is a combination of expensing certain events as incurred, accruing for certain maintenance events at rates estimated to be sufficient to cover those events and capitalizing the cost of certain maintenance events and expensing the capitalized cost over its estimated useful life (the deferral method). The Company uses the deferral method of accounting for Brasilia engines. For Canadair

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Regional Jet (CRJ) engines, through July 2001 the Company was accruing for the engine overhaul costs on a per flight hour basis. The cost of normal recurring maintenance and any other maintenance costs are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require that a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to the leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return date.

Effective August 1, 2001, the Company executed a sixteen-year engine services agreement with GE Engine Services, Inc. (GE) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the agreement, the Company agreed to pay GE a fixed rate per engine hour and GE assumed the responsibility to overhaul the engines as required.

In response to changing market conditions, the Company and its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs. Beginning January 1, 2002, the GE service agreement was amended. The Company no longer pays GE nor records CRJ engine overhaul expense on a per engine hour basis, but rather pays GE and records CRJ engine overhaul expense on a per-engine overhaul basis through at least 2002. The impact of this change is not expected to be material to the Company’s results of operations since both the CRJ engine overhaul costs and the applicable contract revenue continue to be recognized in the same period.

Impaired Long Lived Assets

The Company has approximately $618 million of long-lived assets as of June 30, 2002, including approximately $433 million of flight equipment and related fixed assets. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which modifies the classification of gains and losses related to certain extinguishments of debt and modifies the treatment of certain lease modifications. The adoption of this statement is not expected to have a material impact on SkyWest’s results of operations, financial position or liquidity.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which revises the accounting for expenses related to restructurings. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, exit and disposal costs will be recorded when they are “incurred” and can be measured at fair value. The new requirements are effective prospectively for exit and disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on SkyWest’s results of operations, financial position or liquidity.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Results of Operations:

	Operating Statistics

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

Passengers carried	2,083,290	1,601,435	30.1	3,953,431	2,975,590	32.9

Revenue passenger miles (000s)	725,305	402,184	80.3	1,362,910	727,177	87.4

Available seat miles (000s)	1,049,634	647,128	62.2	2,020,744	1,241,547	62.8

Passenger load factor	69.1%	62.1%	7.0 pts	67.4%	58.6%	8.8 pts

Passenger breakeven load factor	58.8%	51.7%	7.1 pts	57.7%	51.0%	6.7 pts

Yield per revenue passenger mile	25.6¢	36.9¢	(30.6)	26.4¢	38.2¢	(30.9)

Revenue per available seat mile	17.9¢	23.1¢	(22.5)	17.9¢	22.6¢	(20.8)

Cost per available seat mile	15.2¢	19.3¢	(21.2)	15.3¢	19.7¢	(22.3)

Average passenger trip (miles)	348	251	38.6	345	244	41.4

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the Three Months Ended June 30, 2002 and 2001

Net income increased to $18.9 million, or $0.33 per diluted share for the three months ended June 30, 2002, compared to $17.7 million, or $0.31 per diluted share for the three months ended June 30, 2001. Consolidated operating revenues increased 25.2% to $187.4 million for the three months ended June 30, 2002 from $149.7 million for the three months ended June 30, 2001.

Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 25.4% to $186.0 million for the three months ended June 30, 2002 from $148.3 million or 99.1% of consolidated operating revenues for the three months ended June 30, 2001. The increase was due primarily to an 80.3% increase in revenue passenger miles, principally as a result of the delivery of additional CRJ’s over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed six CRJs in service during the three months ended June 30, 2002. Two of these aircraft were placed in service under the Delta Connection operations and four were placed in service under the United Express operations. Revenue per ASM decreased 22.5% to 17.9¢ for the three months ended June 30, 2002 from 23.1¢ for the three months ended June 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

Passenger load factor increased to 69.1% for the three months ended June 30, 2002, from 62.1% for the three months ended June 30, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total operating expenses and interest increased 28.0% to $159.6 million for the three months ended June 30, 2002, compared to $124.7 million for the three months ended June 30, 2001. The increase in total operating expenses and interest was due to the respective growth in the CRJ fleet year over year. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 85.2% for the three months ended June 30, 2002, from 83.3% for the three months ended June 30, 2001. The total increase in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the transition from a pro-rate and contract flying mix to all contract flying effective January 1, 2002.

Airline operating costs per ASM (including interest expense) decreased 21.2% to 15.2¢ for the three months ended June 30, 2002, from 19.3¢ for the three months ended June 30, 2001. The decrease was primarily due to the increased capacity by CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.8% for the three months ended June 30, 2002, from 26.2% for the three months ended June 30, 2001. The decrease was primarily due to revenues increasing 25.2% period over period while salaries, wages and employee benefits increased only 23.3% period over period. Additionally, the Company is experiencing higher than average load factors as the Company adds CRJs in its new markets. The average number of full-time equivalent employees increased 16.5% to 4,701 for the three months ended June 30, 2002, compared to 4,034 for the three months ended June 30, 2001. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.6¢ for the three months ended June 30, 2002, compared to 6.1¢ for the three months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 21.5% for the three months ended June 30, 2002, from 18.1% for the three months ended June 30, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.9¢ for the three months ended June 30, 2002, from 4.2¢ for the three months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 6.2% for the three months ended June 30, 2002, compared to 8.9% for the three months ended June 30, 2001. The decrease was primarily due to the higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.1¢ for the three months ended June 30, 2002, compared to 2.0¢ for the three months ended June 30, 2001. The decrease in cost per ASM was primarily due to a higher mix of new aircraft within the fleet.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Fuel costs decreased as a percentage of airline operating revenues to 11.7% for the three months ended June 30, 2002 from 12.2% for the three months ended June 30, 2001. This decrease was primarily due to the average price of fuel decreasing 16.2% per gallon to $0.93 from $1.11. Fuel costs per ASM decreased to 2.1¢ for the three months ended June 30, 2002 from 2.8¢ for the three months ended June 30, 2001.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 19.9% for the three months ended June 30, 2002, from 17.9% for the three months ended June 30, 2001. The increase was primarily due to the increase in liability insurance as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 16.7% to 3.5¢ for the three months ended June 30, 2002, from 4.2¢ for the three months ended June 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

For the Six Months Ended June 30, 2002 and 2001

Net income increased to $35.6 million, or $0.62 per diluted share for the six months ended June 30, 2002, compared to $27.9 million, or $0.49 per diluted share for the six months ended June 30, 2001. Consolidated operating revenues increased 28.8% to $361.7 million for the six months ended June 30, 2002, from $280.9 million for the six months ended June 30, 2001.

Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 29.2%, to $359.2 million, for the six months ended June 30, 2002 from $278.1 million or 99.0% of consolidated operating revenues for the six months ended June 30, 2001. The increase was due primarily to an 87.4% increase in revenue passenger miles, principally as a result of the integration of additional CRJ’s over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed nine CRJs in service during the six months ended June 30, 2002. Four of these aircraft were placed in service under the Delta Connection operations and five were placed in service under the United Express operations. Revenue per ASM decreased 20.8% to 17.9¢ for the six months ended June 30, 2002, from 22.6¢ for the six months ended June 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

Passenger load factor increased to 67.4% for the six months ended June 30, 2002, from 58.6% for the six months ended June 30, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total operating expenses and interest increased 26.7% to $309.8 million for the six months ended June 30, 2002, compared to $244.6 million for the six months ended June 30, 2001. The increase in total operating expenses and interest was due to the respective growth in the CRJ fleet year over year. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 85.6% for the six months ended June 30, 2002, from 87.1% for the six months ended June 30, 2001. The total decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the transition from a pro-rate and contract flying mix to all contract flying effective January 1, 2002.

Airline operating costs per ASM (including interest expense) decreased 22.3% to 15.3¢ for the six months ended June 30, 2002, from 19.7¢ for the six months ended June 30, 2001. The decrease was primarily due to the increased capacity by CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 26.2% for the six months ended June 30, 2002, from 27.5% for the six months ended June 30, 2001. The decrease was primarily due to revenues increasing 28.8% period over period while salaries, wages and employee benefits increased only 22.7% period over period. Additionally, the Company is experiencing higher than average load factors as the Company adds CRJs in its new markets. The average number of full-time equivalent employees increased 15.0% to 4,604 for the six months ended June 30, 2002, compared to 4,005 for the six months ended June 30, 2001. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.7¢ for the six months ended June 30, 2002, compared to 6.2¢ for the six months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 21.2% for the six months ended June 30, 2002, from 18.4% for the six months ended June 30, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.8¢ for the six months ended June 30, 2002, from 4.2¢ for the six months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 6.4% for the six months ended June 30, 2002, compared to 9.4% for the six months ended June 30, 2001. The decrease was primarily due to the higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.1¢ for the six months ended June 30, 2002, compared to 2.1¢ for the six months ended June 30, 2001. The decrease in cost per ASM was primarily due to a higher mix of new aircraft within the fleet.

Fuel costs decreased as a percentage of airline operating revenues to 11.6% for the six months ended June 30, 2002, from 12.7% for the six months ended June 30, 2001. This decrease was primarily due to the average price of fuel decreasing 19.8% per gallon to $0.89 from $1.11. Fuel costs per ASM decreased to 2.1¢ for the six months ended June 30, 2002, from 2.9¢ for the six months ended June 30, 2001.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased slightly as a percentage of airline operating revenues to 20.1% for the six months ended June 30, 2002, from 19.0% for the six months ended June 30, 2001. The increase was primarily due to the increase in liability insurance as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 16.3% to 3.6¢ for the six months ended June 30, 2002, from 4.3¢ for the six months ended June 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Liquidity and Capital Resources

The Company had working capital of $344.8 million and a current ratio of 3.9:1 at June 30, 2002, compared to working capital of $279.2 million and a current ratio of 3.7:1 at December 31, 2001. The principal sources of funds during the six months ended June 30, 2002 were $67.6 million generated from operations, $24.8 million of proceeds from issuance of long-term debt, $18.8 million of proceeds from the sale of property and equipment, $5.7 million from the sale of common stock in connection with the exercise of stock options and the sale of common stock through the Company’s employee stock purchase plan and $4.5 million from return of aircraft deposits. During the six months ended June 30, 2002, the Company invested $38.8 million in flight equipment, $17.1 million in marketable securities, $12.4 million in rotable spares, $8.7 million in buildings and ground equipment and other assets. The Company also reduced long-term debt by $6.2 million and paid $2.3 million in cash dividends. These factors resulted in a $35.9 million increase in cash and cash equivalents during the six months ended June 30, 2002.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $287.6 million at June 30, 2002 compared to $270.5 million at December 31, 2001. At June 30, 2002, total capital mix was 81.9% equity and 18.1% debt compared to 82.9% equity and 17.1% debt at December 31, 2001.

The Company expended approximately $41.4 million for non-aircraft capital expenditures during the six months ended June 30, 2002. These expenditures consisted primarily of $18.0 million for aircraft improvements, $12.4 million for rotable spares, $8.7 million for buildings, ground equipment and other assets and $2.3 million for aircraft engine overhauls.

The Company has available $10.0 million in an unsecured bank line of credit through December 15, 2002, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.5% at June 30, 2002. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

During the six months ended June 30, 2002, SkyWest took delivery of nine CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of June 30, 2002, SkyWest had agreed to acquire an additional 87 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.7 billion. SkyWest will commence delivery of these aircraft in July 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At June 30, 2002, the Company leased 110 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.3 billion at June 30, 2002. At a 7.0% discount factor, the present value of these lease obligations would be equal to approximately $813.7 million at June 30, 2002.

The Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $18.9 million of the long-term debt, at June 30, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $21.4 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at June 30, 2002. The average effective rate on the debt related to the CRJ aircraft of $95.1 million was 5.1% at June 30, 2002, and is not subject to subsidy payments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Forward-Looking Statements

The Company may, from time-to-time, make written or oral forward-looking statements. Forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. When used in this document, the words “anticipate”, “estimate”, “project”, “expect”, and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company’s operating results include, among other things, employee relations and labor costs, changes in SkyWest’s contractual arrangements with it major partners, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002, pursuant to our contract flying arrangements, Delta and United bear the economic risk of fuel prices fluctuations. As such, the Company reasonably expects that its results from operations will no longer be directly affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At June 30, 2002, the Company had variable rate notes representing 11.8% of its total long-term debt and 23.0% at June 30, 2001. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $39,500 in interest expense and received $810,000 in additional interest income for the three months ended June 30, 2002, and an additional $45,000 in interest expense and received $721,000 in additional interest income for the three months ended June 30, 2001. Additionally, the Company would have incurred $79,500 in interest expense and received $1,540,000 in additional interest income for the six months ended June 30, 2002, and an additional $92,000 in interest expense and received $1,438,000 in additional interest income for the six months ended June 30, 2001. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 88.2% of the total long-term debt at June 30, 2002 and 77.0% of the Company’s total long-term debt at June 30, 2001.

PART II. OTHER INFORMATION
(Continued)

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 7, 2002. The shareholders elected the following directors to serve for one year and until their successors are duly elected and qualified:

Name	Shares Voted For

Jerry C. Atkin	43,221,064

Sidney J. Atkin	43,167,112

J. Ralph Atkin	43,173,666

Mervyn K. Cox	43,351,721

Ian M. Cumming	43,351,731

Steven F. Udvar-Hazy	43,276,693

Hyrum W. Smith	43,349,453

Henry J. Eyring	43,351,731

Robert G. Sarver	43,832,150

Item 6: Exhibits and Reports on Form 8-K

a.	Reports on Form 8-K — On June 8, 2002, the Company filed a Current Report on Form 8-K reporting the decision of its Board of Directors to change independent auditors.

b.	Exhibit 99.1 Certification of Chief Executive Officer

Exhibit 99.2 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC. Registrant

August 12, 2002	BY:	/s/ Bradford R. Rich

Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer