Form 10-K/A
period 2001-12-31
SKYWEST INC
filed 2003-02-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Common Stock, No Par Value

     Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   YES  X     NO

     The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on February 4, 2003 was approximately $609,312,000

     As of February 4, 2003, there were 57,645,478 shares of Common Stock outstanding.

Documents Incorporated by Reference

     Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference in Part I, II, III and IV, as specified.

     Portions of the Registrant’s Proxy Statement used in connection with the solicitation of proxies voted at the Registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

EXPLANATORY NOTE

     SkyWest, Inc. (the “Company”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A for the purpose of restating the Company’s consolidated financial statements for the year ended December 31, 2001 and to modify the related disclosures.

     The restatements of the Company’s financial statements for the year ended December 31, 2001 disclosed in this Amendment No. 1 to Annual Report on Form 10-K/A are described in detail under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” included herein within Item 7 of Part II, and the Company’s consolidated financial statements and related notes, including, without limitation, Note 11, included herein as Item 8 of Part II.

     The Company has amended and restated in its entirety each Item of its Annual Report on Form 10-K for the year ended December 31, 2001 that has been affected by these restatements. This Amendment No. 1 to Annual Report on Form 10-K/A amends and restates only those items of the previous filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 required to reflect the effects of the restatement of the Company’s financial statements for the year ended December 31, 2001 and related disclosures.

     The Items of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 which are amended and restated herein are:

•	Item 1 of Part I

•	Items 6, 7 and 8 of Part II; and

•	Item 14 of Part IV

     The remaining Items contained within the Company’s original Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on April 1, 2002, have not been amended. These Items have not been included in this Amendment No. 1 to Annual Report on Form 10-K/A.

SKYWEST, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K/A

		Page No.

PART I

Item 1.	Business	4

Item 2.	Properties	NI

Item 3.	Legal Proceedings	NI

Item 4.	Submission of Matters to a Vote of Security Holders	NI

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	NI

Item 6.	Selected Financial and Operating Data	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	NI

Item 8.	Quantitative and Qualitative Disclosures About Market Risk Consolidated Financial Statements and Supplementary Data	23

Item 9.	Consolidated Financial Statements and Supplementary Data	NI

PART III

Item 10.	Directors and Executive Officers of the Registrant	NI

Item 11.	Executive Compensation	NI

Item 12.	Security Ownership of Certain Beneficial Owners and Management	NI

Item 13.	Certain Relationships and Related Transactions	NI

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	46

*	NI = Not included or amended by this Amendment No. 1 to Annual Report on Form 10-K/A

PART I

ITEM 1.  BUSINESS

General

     SkyWest, Inc. (the “Company”), through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”), operates the largest independent regional airline in the United States. SkyWest offers scheduled passenger and air freight service with nearly 1,000 daily departures to 81 cities in 23 states and Canada. SkyWest has been a code-sharing partner with Delta Air Lines, Inc. (“Delta”) in Salt Lake City and United Airlines (“United”) in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of February 28, 2002, 69% of SkyWest’s capacity operated under the Delta code and 31% operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland, Dallas/Fort Worth and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of December 31, 2001, SkyWest operated a fleet of 82 Embraer EMB-120 Brasilia turboprops (“Brasilias”) and 49 Canadair Regional Jets (“CRJs”).

     Historically, multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. As of December 31, 2001, the Company had agreements to acquire an additional 96 CRJs with options for an additional 119 aircraft. These aircraft will be allocated between SkyWest’s Delta Connection and United Express operations.

     Since being founded in 1972 as a Utah corporation, the Company has experienced significant growth. During the past five years, consolidated operating revenues have increased at a compounded annual growth rate of 23.1%, from $262.1 million in 1997 to $601.9 million in 2001. Total passengers carried by SkyWest have increased from approximately 2,899,000 to approximately 6,230,000 over the same period and the Company’s total assets increased from $260.9 million at December 31, 1997 to $831.6 million (restated) at December 31, 2001. In 2001, the Company experienced growth in available seat miles, revenue passenger miles, passengers carried and load factors. The Company generated net income of $50.5 million (restated) in 2001, $60.9 million in 2000 and $53.9 million in 1999. During 1999, the Company sold the operations of Scenic Airlines, Inc. and recorded a loss on the sale of $0.4 million net of income taxes. The amount has been reflected as discontinued operations in the Company’s consolidated financial statements. Additionally, during 2000, the Company sold the operations of National Parks Transportation in order to focus on the core airline business and continued development of its Delta and United relationships. The improvement since fiscal 1997 reflects, among other factors, the addition of United as a code-sharing partner in October 1997.

Joint Marketing and Code Sharing Agreements

     Since April 1987, SkyWest has operated as the Delta Connection in certain SkyWest markets pursuant to the terms of a joint marketing and code sharing agreement with Delta. In July 1990, SkyWest and Delta entered into a revised Delta Connection Agreement, modified in April 1997 and May 1999, under which SkyWest coordinates with Delta to facilitate interline connections at the Salt Lake City International Airport. The primary benefit of this affiliation is the use of the Delta designation code (DL) in listing flights in the Official Airline Guide and in the computerized reservation systems used throughout the industry. SkyWest’s code sharing arrangement with Delta allocates to SkyWest, on certain flights, a portion of the passenger fare on a formula or other basis, subject to periodic adjustments. This code sharing agreement also provides for negotiated minimum payments per flight departure and incentives related to passenger volumes and levels of customer service, on certain flights. SkyWest also participates in cooperative advertising and marketing activities with Delta, including Delta’s Frequent Flyer Program, the Delta Meeting Network and Delta Dream Vacations.

     The Company believes the arrangement created between SkyWest and Delta is similar to those which exist between other major and regional airlines. The Delta Connection Agreement terminates in June 2010, and is subject to earlier termination in various circumstances, including upon 180 days advance notice by either party for any or no reason. During the year ended December 31, 2001, Delta sold its ownership interest in the Company, which consisted of approximately 6.2 million shares of common stock and represented approximately 11% of the Company’s outstanding common stock.

     In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly certain routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

Markets and Routes

     SkyWest’s flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of March 15, 2002.

Served
State and City	Since (1)

Alabama:
Birmingham	2001
Mobile	2002
Arizona:
Yuma	1979
Phoenix	2000
California:
San Diego	1968
Palm Springs	1970
Los Angeles	1977
Imperial	1979
Ontario	1981
Santa Maria	1982
Santa Barbara	1983
Bakersfield	1983
Fresno	1985
Sacramento	1986
San Francisco	1995
San Jose	1986
San Luis Obispo	1986
Orange County	1986
Monterey	1987
Cresent City	1998
Eureka	1998
Redding	1998
Chico	1998
Modesto	1998
Visalia	1998
Inyokern	1998
Oxnard	1998
Carlsbad	1998

	Served
State and City	Since (1)

Colorado:
Grand Junction	1983
Colorado Springs	1995
Denver	2000
Durango	2001
Montrose	2001
Florida:
Pensacola	2001
Tallahassee	2002
Idaho:
Pocatello	1980
Idaho Falls	1982
Twin Falls	1983
Boise	1988
Sun Valley	1990
Iowa:
Des Moines	2001
Kansas:
Wichita	2001
Minnesota:
Minneapolis	2000
Missouri:
Kansas City	2001
Montana:
West Yellowstone	1986	(2)
Helena	1988	(2)
Bozeman	1988
Billings	1988
Butte	1988
Missoula	1998
Nebraska:
Omaha	1998
New Mexico:
Albuquerque	1995
Nevada:
Las Vegas	1974
Elko	1982
Reno	1982
North Carolina:
Greensboro	2001
Oklahoma:
Oklahoma City	2001
Tulsa	2001
Oregon:
Eugene	1995
Portland	1995
Redmond	1998
Medford	1998

Served
State and City	Since (1)

South Dakota:
Rapid City	1994
Tennessee:
Memphis	2001
Nashville	2002
Texas:
Austin	2001
Dallas	2001
El Paso	2001
Houston	2001
Utah:
Cedar City	1972
Salt Lake City	1972
St. George	1972
Washington:
Pasco	1996
Yakima	1998
Seattle	1998
Spokane	1999
Wyoming:
Jackson Hole	1986
Casper	1994
Cody	1995
Canada:
Vancouver B.C	1997
Calgary	1999

(1)	Refers to the calendar year service was initiated.
(2)	Service is provided on a seasonal basis.

Government Regulation

     All interstate air carriers, including SkyWest, are subject to regulation by the Department of Transportation (“DOT”), the Federal Aviation Administration (“FAA”) and certain other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest’s continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

     SkyWest believes it is operating in compliance with FAA regulations and holds all necessary operating and airworthiness certificates and licenses. The Company incurs substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which it is subject. SkyWest’s flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest does not operate at any airports where landing slots are restricted.

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

Competition and Economic Conditions

     The airline industry is highly competitive. The Company not only competes with other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from low-fare airlines and major airlines on certain routes. The Company is the dominant regional airline operating out of the Salt Lake City International Airport; however, Southwest Airlines, a national low-fare airline, also operates out of the Salt Lake City International Airport, which results in significant price competition at the Salt Lake City hub. Competition in the Southern California and Pacific Northwest markets, which the Company serves from its hubs in Los Angeles, Seattle/Tacoma and Portland, is particularly intense, with a large number of carriers in these markets. The Company’s principal competitor in the Los Angeles International Airport is American Eagle. The Company’s principal competitor in the Seattle/Tacoma and Portland markets is Horizon Airlines.

     The principal competitive factors in the regional airline industry are fare pricing, customer service, routes served, flight schedules, aircraft types and code-sharing relationships. Certain of the Company’s competitors are larger and have significantly greater financial resources than the Company. Moreover, federal deregulation of the industry allows competitors to rapidly enter markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

     Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. In the past, many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies and liquidations among major and regional carriers. The effect of economic downturns is somewhat mitigated by the Company’s fixed-fee arrangements with respect to certain flights. Nonetheless, the per passenger component in such fee structures would be affected by an economic downturn. In addition, if the Company’s major airline code-sharing partners experience longer-term declines in passenger loads or are injured by low ticket prices, high fuel prices or other factors, they will likely seek to reduce the Company’s fixed fees or cancel a number of flights in order to reduce their costs.

Employees

     As of March 15, 2002, the Company employed 4,509 full-time equivalent employees consisting of 1,750 pilots and flight attendants, 1,841 customer service personnel, 637 mechanics and other maintenance personnel, and 281 administration and support personnel. The Company’s employees are not currently represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and management anticipates that such efforts will continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association (“ALPA”) was submitted to the Company’s pilots, who voted against joining ALPA by a narrow margin. Under governing rules, the Company’s pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may by subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company’s proposed acquisition of an additional 96 CRJs and related expansion, the Company anticipates hiring approximately 2,500 additional employees, many of whom may be represented by a union in their current employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be good.

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

Forward-Looking Statements

     This Annual Report on Form 10-K contains various forward-looking statements and information that are based on management’s beliefs, as well as assumptions made by and information currently available to management. When used in this document, the words “believe,” “anticipate,” “estimate,” “project,” “expect,” and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that may have a direct bearing on the Company’s operating results include, among other things, changes in SkyWest’s code-sharing relationships, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

PART II

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

     The following selected financial and operating data of the Company should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Company’s audited consolidated financial statements and related notes. The information required by this item was originally incorporated by reference to page 13 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001 and furnished to the Securities and Exchange Commission (the “Commission”) as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001. The Company’s consolidated financial statements as of and for the year ended December 31, 2001, and quarterly results of operations for the quarters ended September 30, 2001 and December 31, 2001 have been restated. For a further discussion of the restatement, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” included herein within Item 7 of Part II, and the Company’s audited consolidated financial statements and related notes, including, without limitation, Note 11, included herein as Item 8 of Part II.

	Year Ended December 31,

	2001		2000		1999		1998		1997

	(Restated)
Consolidated Financial Data:
Operating revenues (000)	$601,865		$522,997		$455,122		$352,470		$262,134
Operating income (000)	65,564		89,047		82,819		55,658		27,348
Net income (000)	50,516		60,874		53,858		35,787		18,385
Net income per common share(1):
Basic	$0.90		$1.18		$1.10		$0.74		$0.45
Diluted	0.88		1.16		1.08		0.73		0.45
Weighted average shares (000)(1):
Basic	56,365		51,521		48,964		48,316		40,716
Diluted	57,237		52,644		49,778		49,072		41,188
Total assets (000)	$831,566		$676,412		$459,481		$388,284		$260,933
Current assets (000)	386,556		361,602		240,160		206,925		116,389
Current liabilities (000)	115,738		81,935		79,684		66,657		47,659
Long-term debt, net of current maturities (000)	113,688		75,751		53,873		56,817		51,248
Stockholders’ equity (000)	545,840		484,953		298,526		243,311		142,541
Return on average equity (unaudited)	9.8%		16.1%		19.9%		17.0%		14.0%

Operating Data (unaudited):
Passengers carried	6,229,867		5,598,499		5,446,872		4,422,328		2,898,972
Revenue passenger miles (000)	1,732,180		1,277,001		1,161,918		938,172		744,716
Available seat miles (000)	2,837,278		2,256,635		2,100,062		1,712,333		1,472,721
Load factor	61.1%		56.6%		55.3%		54.8%		50.6%
Break-even load factor	54.4%		47.2%		45.6%		46.5%		45.7%
Yield per revenue passenger mile	34.41	¢	40.42	¢	38.46	¢	36.85	¢	34.27	¢
Revenue per available seat mile	21.21	¢	23.18	¢	21.67	¢	21.20	¢	17.84	¢
Cost per available seat mile	18.90	¢	19.23	¢	17.71	¢	17.70	¢	15.90	¢
Average passenger trip length	278		228		213		212		257
Number of aircraft at end of year	131		107		102		60		60

QUARTERLY FINANCIAL AND STOCK PRICE DATA
(Unaudited)

	Year ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

			(Restated)	(Restated)	(Restated)
Operating revenues (000)	$131,194	$149,664	$155,540	$165,467	$601,865
Operating income (000)	11,232	24,986	10,925	18,421	65,564
Net income (000)	10,193	17,673	8,878	13,772	50,516
Net income per common share:
Basic	$0.18	$0.32	$0.16	$0.24	$0.90
Diluted	0.18	0.31	0.15	0.24	0.88
Stock price data (unaudited): High	$28.81	$30.49	$33.94	$26.50	$33.94
Low	17.75	20.56	11.25	17.17	11.25

	Year ended December 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Operating revenues (000)	$123,098	$130,387	$138,631	$130,881	$522,997
Operating income (000)	21,363	25,174	26,673	15,837	89,047
Net income (000)	13,961	16,547	17,815	12,551	60,874
Net income per common share (1):
Basic	$0.28	$0.33	$0.35	$0.23	$1.18
Diluted	0.28	0.33	0.34	0.22	1.16
Stock price data (unaudited) (1): High	$19.57	$23.25	$25.86	$29.97	$29.97
Low	13.75	16.94	18.68	23.37	13.75

(1)	On November 7, 2000, the Board of Directors declared a 100% stock dividend (one share for each share outstanding) payable to stockholders of record on November 30, 2000. The dividend was distributed on December 15, 2000. The Company paid cash in lieu of issuing fractional shares. All common shares and per share information have been retroactively adjusted to reflect the stock dividend.

     As of December 31, 2001, there were 1,073 holders of common stock. Cash dividends of $0.08 per share on outstanding common stock were declared in each of the years ended December 31, 2001 and 2000.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

     Management’s Discussion and Analysis of Financial Condition and Results of Operations presented below reflects certain restatements to our previously reported consolidated financial statements as of and for the year ended December 31, 2001. The information required by this Item was originally incorporated by reference to pages 14 through 21 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001 and furnished to the Commission as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001 The information set forth below should be read together with the Company’s audited consolidated financial statements and related notes appearing elsewhere herein.

Overview

     The Company, through SkyWest Airlines, Inc. (“SkyWest”), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 81 cities in 23 states and Canada. All of SkyWest’s flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc., (“Delta”) or United Airlines, Inc. (“United”). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1% and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles (“ASMs”) and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops (“Brasilias”) and ten Canadair Regional Jets (“CRJs”) at year-end. As a result of expanding the Company’s code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 82 Brasilias and 49 CRJs at year-end.

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

     The Company generated net income of $50.5 million (restated) in 2001, compared to $60.9 million in 2000, and $53.9 million in 1999. During 1999, the Company sold the operations of Scenic Airlines, Inc., and recorded a loss on the sale of $0.4 million net of income taxes. The amount has been reflected as Discontinued Operations in the Company’s financial statements. Additionally, during 2000 the Company sold the operations of National Parks Transportation in order to focus on the core airline business and continued development of SkyWest’s Delta and United relationships. The sale resulted in an immaterial gain. Management believes that the Company’s continued success reflects, among other factors, the expansion of service as a Delta Connection or United Express carrier in the western United States.

     Historically, multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of December 31, 2001, the Company had agreements to acquire an additional 96 CRJs with deliveries from January 2002 through January 2005 and options for an additional 119 CRJs. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

     On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks in New York, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule to approximately 80% of the schedule it flew prior to September 11th. As a result, SkyWest began to reduce its Brasilia fleet flown under the United code. During the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million (restated) for the remaining lease payments related to Brasilia aircraft parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under this Act, management estimates that the Company will receive up to approximately $12.3 million to help compensate for losses resulting from the terrorist attacks of which $8.2 million had been recognized as of December 31, 2001.

Significant Accounting Policies

Revenue Recognition

     Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

     In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. When the negotiations for the fee-per-departure rates are not finalized within a respective period, the Company records revenues based on the prior periods approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

     Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company’s ability to earn the incentive payments.

Maintenance

     The Company operates under an FAA-approved continuous inspection and maintenance program. The Company’s maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and uses the accrual method for Canadair Regional Jet (CRJ) engines. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

     Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2001 through December 31, 2001. Pursuant to the Services Agreement, GE assumed responsibility for the CRJ engine hours accumulated at the inception of the Services Agreement and agreed to perform certain engine improvements at no additional cost to the Company. At the inception of the Services Agreement, the Company’s engine overhaul accrual related to CRJ engines was approximately $14.9 million (restated). This accrual is being amortized, based on the sixteen-year term of the Services Agreement, to offset a portion of the amounts paid under the Services Agreement. Additionally, the estimated portion of the amounts payable under the Services Agreement applicable to the engine improvements to be performed by GE, is being recorded as a prepayment towards future engine improvements to be capitalized.

     The maintenance accounting policies adopted by the Company for its different aircraft types and or the Company’s maintenance contract arrangements can impact the timing of when maintenance expense is recorded.

     Effective January 1, 2002, the Company has elected to change its method of accounting for CRJ engine overhauls from the accrual method to the expensing of overhaul maintenance events as incurred (the expense method). As a result, in the first quarter of 2002, the Company will record an increase to net income of $8.6 million, net of tax, representing the cumulative effect of the change in accounting principle in the March 31, 2002 Amended Form 10-Q/A.

Impairment of Long Lived Assets

     As of December 31, 2001, the Company has $441.7 million (restated) of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. During 2001, the Company recorded a $3.4 million write-off of unamortized engine overhauls as a result of United reducing its flight schedule after the September 11, 2001 terrorist attacks.

Restatement of Financial Statements

     The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001, and for the quarters ended September 30, 2001 and December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The Company also identified certain other corrections and reclassifications to income tax accounts and other related items.

     The following table summarizes the effect of the restatement adjustments on the Company’s consolidated financial statements as of and for the year ended December 31, 2001 and for the three months ended September 30, 2001 and December 31, 2001 (in thousands, except per share amounts):

	Previously
	Reported	Restated

Year ended December 31, 2001:
Flying Operations	$251,262	$252,346
Maintenance	79,089	87,577
Depreciation and amortization	45,768	45,888
Total operating expenses	526,609	536,301
Operating income	75,256	65,564
Income before income tax	92,505	82,813
Provision for income taxes	36,077	32,297
Net income	56,428	50,516
Net income per common share:
Basic	$1.00	$0.90
Diluted	$0.99	$0.88

Net cash provided by operating activities	$137,902	$150,791
Net cash used in investing activities	(209,233)	(219,624)

As of December 31, 2001:
Other current assets	$14,669	$17,979
Total current assets	383,246	386,556
Aircraft and rotable spares	385,501	397,269
Accumulated depreciation and amortization	(155,566)	(155,686)
Total property and equipment, net	430,058	441,706
Total assets	816,608	831,566
Accounts payable	63,974	36,278
Engine overhaul accrual	5,593	14,081
Total current liabilities	104,026	115,738
Deferred income taxes payable	41,643	41,173
Deferred aircraft credits	5,499	15,127
Retained earnings	263,936	258,024
Total stockholders’ equity	551,752	545,840

	Previously
	Reported	Adjustments	Restated

Three months ended September 30, 2001 (unaudited):
Maintenance	$19,653	$9,208	$28,861
Total operating expenses	135,407	9,208	144,615
Operating income	20,133	(9,208)	10,925
Income before provision for income tax	23,760	(9,208)	14,552
Provision for income taxes	9,265	(3,591)	5,674
Net income	14,495	(5,617)	8,878
Net income per common share:
Basic	$0.26	$(0.10)	$0.16
Diluted	0.25	(0.10)	0.15

Three months ended December 31, 2001 (unaudited):
Flying operations	$70,082	$1,084	$71,166
Maintenance	22,066	(720)	21,346
Depreciation and amortization	1,844	120	1,964
Total operating expenses	146,562	484	147,046
Operating income	18,905	(484)	18,421
Income before provision for income tax	23,060	(484)	22,576
Provision for income taxes	8,993	(189)	8,804
Net income	14,067	(295)	13,772
Net income per common share:
Basic	$0.25	$(0.01)	$0.24
Diluted	0.25	(0.01)	0.24

During the three months ended September 30, 2001, maintenance expense increased as a result of recording the excess of actual CRJ engine overhaul costs incurred over the estimated amounts accrued as maintenance expense and to record a “true-up” adjustment to the CRJ engine overhaul accrual for the cumulative hours based on the actual costs incurred. The income tax effect of the maintenance adjustments was recorded which decreased the provision for income taxes.

During the three months ended December 31, 2001, flying operations expense increased as a result of recording a loss related to the early termination of certain EMB aircraft leases after the September 11, 2001 terrorist attacks. Maintenance expense decreased due to adjustments to account for the Company’s Engine Services Agreement related to CRJ engine overhauls and depreciation expense increased due to additional depreciation for CRJ engine modifications. The income tax effect of the above adjustments was recorded which decreased the provision for income taxes.

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by a company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures. The Company has no derivative financial and commodity instruments, forward contracts or hedging arrangements in cash and cash equivalents. The Company adopted these statements for the year ended December 31, 2001, which did not have an impact on the Company’s financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, which did not have an impact on the Company’s financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for years beginning after December 15, 2001. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

In October 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. The EITF reached a consensus that the federal assistance received by air carriers pursuant to the Stabilization

Act should not be netted against losses or costs incurred by air carriers as a result of September 11th events or reported as operating revenues. Furthermore, the federal assistance should be recognized by each air carrier as the compensated losses are incurred not to exceed the lesser of the actual direct and incremental losses incurred or each carrier’s maximum allocation of the aggregate compensation provided for under the legislation.

Results of Operations

The following table sets forth information regarding the Company’s operating expense components. Airline operating expenses are expressed as a percentage of total airline operating revenues. Total operating expenses and interest are expressed as a percentage of total consolidated revenues. Individual expense components are also expressed as cents per ASM.

	Year Ended December 31,

	2001 (Restated)			2000			1999

		Percent	Cents		Percent	Cents		Percent	Cents
		of	per		Of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM	Amount	Revenue	ASM

Salaries, wages and employee benefits	$167,590	27.8	5.9	$136,771	26.2	6.1	$118,622	26.2	5.7
Aircraft costs	118,072	19.6	4.2	88,280	16.9	3.9	79,170	17.4	3.8
Maintenance	63,242	10.5	2.2	43,206	8.3	1.9	40,335	8.9	1.9
Fuel	72,202	12.0	2.6	67,827	13.0	3.0	40,302	8.9	1.9
Other airline expenses	123,376	20.5	4.3	96,942	18.5	4.3	91,267	20.2	4.4
US government assistance	(8,181)	(1.4)	(0.3)	—	0.0	0.0	—	—	0.0
Interest	—	0.0	0.0	2,511	0.5	0.1	2,992	0.7	0.2

Total airline expenses	536,301		18.9	435,537		19.3	372,688		17.9

Other	—			924			2,607

Total operating expenses and interest	$536,301		18.9	$436,461		19.3	$375,295		17.9

2001 Compared to 2000

Net income for the year ended December 31, 2001, was $50.5 million (restated), or $0.88 per share (restated) on a diluted basis, compared to $60.9 million or $1.16 per share on a diluted basis for the year ended December 31, 2000. The principal reason for the decrease in net income was due to the disruption of service on September 11, 2001, when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania and the subsequent decrease in demand for airline service. Additionally, the Company experienced decreases in passenger revenues as a result of the weakening economy. However, despite these factors, consolidated operating revenues increased 15.1% to $601.9 million for the year ended December 31, 2001 from $523.0 million for the year ended December 31, 2000.

Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 15.5% to $596.0 million for the year ended December 31, 2001 from $516.2 million or 98.7% of consolidated operating revenues for the year ended December 31, 2000. The increase was due primarily to a 35.6% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and placed 33 CRJs in service. Eighteen were scheduled deliveries and 15 were remarketed by the aircraft manufacturer. Twenty-seven of these aircraft were placed in service under the Delta Connection operations and six were placed in service under the United Express operations. Additionally, during the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million (restated) write-off of unamortized engine overhauls and an accrual of $1.2 million (restated) for the remaining lease payments for Brasilia aircraft parked as of December 31, 2001. Three other Brasilias were returned to the lessor due to normal lease expirations. Revenue per available seat mile decreased 8.6% to 21.2¢ for the year ended December 31, 2001 from 23.2¢ for the year ended December 31, 2000 primarily due to an increase in ASMs produced by CRJs and the disruption in service resulting from the September 11th terrorist attacks.

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

Total operating expenses and interest increased 22.9% to $536.3 million (restated) for the year ended December 31, 2001 compared to $436.5 million for the year ended December 31, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 89.1% for the year ended December 31, 2001 from 83.5% for the year ended December 31, 2000. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to the service disruption resulting from the September 11th terrorist attacks on the US, and increased infrastructure and build-up costs associated with new aircraft deliveries in connection with SkyWest’s planned expansion.

Airline operating costs per ASM (including interest expense) decreased 2.1% to 18.9¢ for the year ended December 31, 2001 from 19.3¢ for the year ended December 31, 2000 despite the September 11th events. The primary reason for the decrease was the increased capacity by CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Additionally, during the year ended 2001, the Company recognized approximately $8.2 million in funds received under Air Transportation Safety and System Stabilization Act, which partially offset increased costs associated with the September 11, 2001 terrorist attacks. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits increased as a percentage of airline operating revenues to 27.8% for the year ended December 31, 2001 from 26.2% for the year ended December 31, 2000. The increase was principally the result of the service disruption and the decrease in demand for airline service resulting from the September 11th events. The average number of full-time equivalent employees for the year ended December 31, 2001 was 4,726 compared to 4,160 for the year ended December 31, 2000, an increase of 13.6%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 5.9¢ for the year ended December 31, 2001 compared to 6.1¢ for the year ended December 31, 2000. The decrease in costs was due to the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet and continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 19.6% for the year ended December 31, 2001 from 16.9% for the year ended December 31, 2000. The increase was due primarily to the early termination and return of seven leased Brasilias flown under the United code. The termination of these leases resulted in a $3.4 million (restated) write-off of unamortized engine overhauls related to the aircraft. Aircraft costs per ASM increased slightly to 4.2¢ for the year ended December 31, 2001 from 3.9¢ for the year ended December 31, 2000. The increase in costs was due to the $3.4 million (restated) write-off, a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft.

Maintenance expense increased as a percentage of airline operating revenues to 10.5% for the year ended December 31, 2001 compared to 8.3% for the year ended December 31, 2000. The increase was due primarily to airline operating revenues increasing only 15.1% period over period, while ASMs increased 25.7%. The increase was also due to the adjustment to the CRJ engine overhaul accrual as discussed under “Restatement of Financial Statements” above. Maintenance expense increased 46.4% period over period due to the increase in ASMs and increased general maintenance costs in connection with the return of seven Brasilias through lease termination. Maintenance expense per ASM increased slightly to 2.2¢ for the year ended December 31, 2001 from 1.9¢ for the year ended December 31, 2000. The increase was due primarily to the increase in ASMs.

Fuel costs decreased as a percentage of airline operating revenues to 12.0% for the year ended December 31, 2001 from 13.0% for the year ended December 31, 2000. This decrease was primarily due to the average price of fuel decreasing 13.4% per gallon to $1.03 from $1.19. Fuel costs per ASM decreased to 2.6¢ for the year ended December 31, 2001 from 3.0¢ for the year ended December 31, 2000.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 20.5% for the year ended December 31, 2001 from 18.5% for the year ended December 31, 2000. The increase was primarily the result of SkyWest aircraft being grounded because of the September 11, 2001 terrorist attacks and the increase in liability insurance as a result of the September 11th events. Expenses other than insurance per ASM remained constant at 4.3¢ for both years ended December 31, 2001 and 2000 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $12.3 million under the Act to partially compensate for losses resulting from the September 11, 2001 terrorist attacks. During the year ended December 31, 2001, the Company recognized approximately $8.2 million under the Act as a contra expense in its consolidated statement of income.

2000 Compared to 1999

Net income for the year ended December 31, 2000 was $60.9 million, or $1.16 per share on a diluted basis, compared to $53.9 million, or $1.08 per share on a diluted basis, for the year ended December 31, 1999. Consolidated operating revenues increased 14.9% to $523.0 million for the year ended December 31, 2000 from $455.1 million for the year ended December 31, 1999.

Passenger revenues, which represented 98.7% of consolidated operating revenues, increased 15.5%, to $516.2 million, for the year ended December 31, 2000 from $446.9 million or 98.2% of consolidated operating revenues for the year ended December 31, 1999. The increase was due primarily to a 9.9% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and took delivery of four CRJs. Two of these aircraft were placed in service under the Delta Connection operations and two were placed in service under the United Express operations. Additionally, during the year ended December 31, 2000, one Brasilia was returned to the lessor due to the lease expiration. On SkyWest-controlled flights, SkyWest continued its efforts to maximize revenue by use of a sophisticated revenue management and control system that utilizes historical booking data and trends to optimize revenue. Revenue per ASM increased 6.9% to 23.2¢ for the year ended December 31, 2000 from 21.7¢ for the year ended December 31, 1999.

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

Total operating expenses and interest increased 16.3% to $436.5 million for the year ended December 31, 2000 compared to $375.3 million for the year ended December 31, 1999. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 83.5% for the year ended December 31, 2000 from 82.5% for the year ended December 31, 1999. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to build-up costs associated with future aircraft deliveries in SkyWest’s planned expansion.

Airline operating costs per ASM (including interest expense) increased 7.8% to 19.3¢ for the year ended December 31, 2000 from 17.9¢ for the year ended December 31, 1999. The primary reason for the increase was due to build-up costs associated with future aircraft deliveries in SkyWest’s planned expansion. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits as a percentage of airline operating revenues remained constant at approximately 26.2% for both years ended December 31, 2000 and 1999. The average number of full-time equivalent employees for the year ended December 31, 2000 was 4,160 compared to 3,572 for the year ended December 31, 1999, an increase of 16.5%. The increase in number of personnel was due in large part, to the addition of personnel required for SkyWest’s expansion. Salaries, wages and employee benefits per ASM increased to 6.1¢ for the year ended December 31, 2000 from 5.7¢ for the year ended December 31, 1999. The increase in costs was due primarily to the increase in the number of full-time employees required for future expansion.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 16.9% for the year ended December 31, 2000 from 17.4% for the year ended December 31, 1999. The decrease in costs was primarily due to operating revenues increasing 15.5% year over year and aircraft costs increasing only 11.5% year over year. Aircraft costs per ASM increased to 3.9¢ for the year ended December 31, 2000 from 3.8¢ for the year ended December 31, 1999. The increase in cost was due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of new aircraft.

Maintenance expense decreased as a percentage of airline operating revenues to 8.3% for the year ended December 31, 2000 from 8.9% for the year ended December 31, 1999. The decrease was due to airline operating revenues increasing 15.5% year over year and maintenance expenses increasing only 7.1% year over year. Maintenance cost per ASM was 1.9¢ for both years 2000 and 1999.

Fuel costs increased as a percentage of airline operating revenues to 13.0% for the year ended December 31, 2000 from 8.9% for the year ended December 31, 1999. The increase was due primarily to the average price of fuel increasing 13.3% per gallon to $1.19 from $1.05. Fuel costs per ASM increased to 3.0¢ for the year ended December 31, 2000 from 1.9¢ for the year ended December 31, 1999 as a result of the price per gallon increase.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.6% for the year ended December 31, 2000 from 20.2% for the year ended December 31, 1999. Other expenses per available seat mile decreased to 4.3¢ for the year ended December 31, 2000 from 4.4¢ for the year ended December 31, 1999 due to the change in mix from the thirty-seat Brasilias to the fifty-seat CRJs.

Liquidity and Capital Resources

The Company had working capital of $270.8 million (restated) and a current ratio of 3.3:1 (restated) at December 31, 2001 compared to working capital of $279.7 million and a current ratio of 4.4:1 at December 31, 2000. The decrease in working capital was primarily the result of the Company’s acquisition of 33 CRJ’s and the associated build-up costs. The other principal sources of funds during calendar 2001 were $150.8 (restated) million generated from operations, $50.1 million of proceeds from the issuance of long-term debt, $9.9 million from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan, and $0.5 million of proceeds from the sale of property and equipment. During 2001, the Company invested $125.9 million (restated) in flight equipment, $41.6 million (restated) in marketable securities, $35.2 million in buildings, ground equipment and other assets and $17.4 million in net deposits on aircraft and rotables. The Company also reduced long-term debt by $10.2 million and paid $4.5 million in cash dividends. These factors resulted in a $23.5 million (restated) decrease in cash and cash equivalents during 2001.

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $12.3 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks, of which $10.6 million had been received as of December 31, 2001. During the year ended December 31, 2001, the Company recognized approximately $8.2 million as a contra expense in the accompanying consolidated statement of income under the Act.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $268.0 million (restated) at December 31, 2001 compared to $227.4 million at December 31, 2000. At December 31, 2001, total capital mix was 82.7% equity and 17.3% debt compared to 86.5% equity and 13.5% debt at December 31, 2000.

The Company expended approximately $79.7 million for non-aircraft capital expenditures during the year ended December 31, 2001. These expenditures consisted primarily of $34.3 million for buildings and ground equipment, $22.6 million for aircraft engine overhauls, $21.4 million for rotable spares, and $1.4 million for aircraft improvements.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2004, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.5% at December 31, 2001. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations as of December 31, 2001 for each of the next five years and thereafter (in thousands):

	Total	2002	2003	2004	2005	2006	Thereafter

Firm aircraft commitments	$1,900,800	$633,600	$633,600	$633,600	$—	$—	$—
Operating lease payments for aircraft and facility obligations	1,050,659	97,475	93,612	87,730	89,070	87,952	594,820
Principal maturities on long-term debt	125,839	12,151	11,492	10,754	10,619	6,572	74,251

Total commitments and obligations	$3,077,298	$743,226	$738,704	$732,084	$99,689	$94,524	$669,071

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item was originally incorporated by reference to pages 22 through 36 of the Company’s Annual Report to Shareholders for the year ended December 31, 2001 and furnished to the Commission as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the Year Ended December 31, 2001. The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, appearing elsewhere herein.

Independent Auditors’ Report

The Board of Directors and Stockholders
SkyWest, Inc.:

We have audited the accompanying consolidated balance sheet of SkyWest, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. In connection with our audit, we also have audited the accompanying 2001 consolidated financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit. The consolidated financial statements and financial statement schedule of SkyWest, Inc. and subsidiaries as of December 31, 2000 and 1999 and for each of the years in the two-year period ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 22, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyWest, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the accompanying consolidated financial statements, the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows and financial statement schedule for the year then ended, which consolidated financial statements and financial statement schedule were previously audited by other independent auditors who have ceased operations.

/s/ KPMG LLP

Salt Lake City, Utah
February 5, 2003

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three year period ended December 31, 2001. The financial statements as of December 31, 2001 and for the year then ended have been restated (see Note 11 to Consolidated Financial Statements). This audit report has not been reissued by Arthur Andersen LLP in connection with this Amendment No. 1 to Annual Report on Form 10-K/A because Arthur Andersen LLP has ceased operations.

Report of Independent Public Accountants

To SkyWest, Inc.:

     We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/Arthur Andersen LLP

Salt Lake City, Utah
February, 22, 2002

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2001	2000

	(Restated-See
	Note 11)
CURRENT ASSETS:
Cash and cash equivalents	$42,692	$66,190
Marketable securities	268,022	227,440
Receivables, net	20,112	23,208
Inventories	23,283	18,982
Prepaid aircraft rents	14,468	10,712
Other current assets	17,979	15,070

Total current assets	386,556	361,602

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	397,269	291,381
Deposits on aircraft	115,892	98,510
Buildings and ground equipment	84,231	50,550

	597,392	440,441
Less-accumulated depreciation and amortization	(155,686)	(128,254)

Total property and equipment, net	441,706	312,187

OTHER ASSETS	3,304	2,623

Total assets	$831,566	$676,412

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2001	2000

	(Restated-See
	Note 11)
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,151	$10,174
Accounts payable	36,278	23,475
Accrued salaries, wages and benefits	20,932	15,880
Accrued aircraft rents	19,960	9,467
Engine overhaul accrual	14,081	12,990
Taxes other than income taxes	3,845	2,163
Other current liabilities	8,491	7,786

Total current liabilities	115,738	81,935

LONG-TERM DEBT, net of current maturities	113,688	75,751

DEFERRED INCOME TAX LIABILITY	41,173	33,773

DEFERRED AIRCRAFT CREDITS	15,127	—

COMMITMENTS AND CONTINGENCIES (Notes 4 and 10)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 62,723,510 and 61,686,038 shares issued, respectively	309,691	294,187
Retained earnings	258,024	212,026
Treasury stock, at cost, 5,898,400 shares	(20,285)	(20,285)
Accumulated other comprehensive loss (Note 1)	(1,590)	(975)

Total stockholders’ equity	545,840	484,953

Total liabilities and stockholders’ equity	$831,566	$676,412

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	For the Year ended December 31,

	2001	2000	1999

	(Restated-
	See Note 11)
Operating revenues:
Passenger	$595,985	$516,159	$446,877
Freight and other	5,880	6,838	8,245

Total operating revenues	601,865	522,997	455,122

Operating expenses:
Flying operations	252,346	208,932	163,314
Customer service	97,827	72,079	65,367
Maintenance	87,577	63,318	57,437
Depreciation and amortization	45,888	32,575	27,402
Promotion and sales	25,747	26,593	29,454
General and administrative	35,097	29,529	26,722
US Government airline assistance	(8,181)	—	—
Other	—	924	2,607

Total operating expenses	536,301	433,950	372,303

Operating income	65,564	89,047	82,819

Other income (expense):
Interest expense	—	(2,511)	(2,992)
Interest income	17,249	12,532	8,149
Gain on sales of property and equipment	—	518	364

Total other income, net	17,249	10,539	5,521

Income from continuing operations before provision for income taxes	82,813	99,586	88,340
Provision for income taxes	32,297	38,712	34,034

Income from continuing operations	50,516	60,874	54,306

Discontinued operations, net of income taxes:
Loss from operations of Scenic Airlines	—	—	(448)

Net income	$50,516	$60,874	$53,858

Income from continuing operations per common share:
Basic	$0.90	$1.18	$1.11
Diluted	$0.88	$1.16	$1.09
Loss from discontinued operations per common share:
Basic and diluted	$—	$—	$(0.01)
Net income per common share:
Basic	$0.90	$1.18	$1.10
Diluted	$0.88	$1.16	$1.08
Weighted average number of common shares outstanding:
Basic	56,365	51,521	48,964
Diluted	57,237	52,644	49,778

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Common Stock			Treasury Stock		Accumulated Other
			Retained			Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total

Balance at December 31, 1998	54,383	$159,151	$104,445	(5,898)	$(20,285)	$—	$243,311
Net income	—	—	53,858	—	—	—	53,858
Exercise of common stock options	531	2,497	—	—	—	—	2,497
Sale of common stock under employee stock purchase plan	130	1,475	—	—	—	—	1,475
Tax benefit from exercise of common stock options	—	328	—	—	—	—	328
Cash dividends declared ($0.06 per share)	—	—	(2,943)	—	—	—	(2,943)

Balance at December 31, 1999	55,044	163,451	155,360	(5,898)	(20,285)	—	298,526

Comprehensive income:
Net income	—	—	60,874	—	—	—	60,874
Net unrealized depreciation on marketable securities	—	—	—	—	—	(975)	(975)

Total comprehensive income	—	—	—	—	—	—	59,899
Exercise of common stock options	672	2,496	—	—	—	—	2,496
Sale of common stock under employee stock purchase plan	179	2,065	—	—	—	—	2,065
Sale of common stock, net of offering costs of $349	5,791	122,070	—	—	—	—	122,070
Tax benefit from exercise of common stock options	—	4,105	—	—	—	—	4,105
Cash dividends declared ($0.08 per share)	—	—	(4,208)	—	—		(4,208)

Balance at December 31, 2000	61,686	294,187	212,026	(5,898)	(20,285)	(975)	484,953

Comprehensive income:
Net income (Restated -– See Note 11)	—	—	50,516	—	—	—	50,516
Net unrealized depreciation on marketable securities	—	—	—	—	—	(615)	(615)

Total comprehensive income	—	—	—	—	—	—	49,901
Exercise of common stock options	875	6,750	—	—	—	—	6,750
Sale of common stock under employee stock purchase plan	163	3,170	—	—	—	—	3,170
Tax benefit from exercise of common stock options	—	5,584	—	—	—	—	5,584
Cash dividends declared ($0.08 per share)	—	—	(4,518)	—	—	—	(4,518)

Balance at December 31, 2001 (Restated -– See Note 11)	62,724	$309,691	$258,024	(5,898)	$(20,285)	$(1,590)	$545,840

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Years ended December 31,

	2001	2000	1999

	(Restated-
	See note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,516	$60,874	$53,858
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,888	32,575	27,402
Nonairline depreciation and amortization	—	498	1,171
Maintenance expense related to disposition of rotable spares	1,947	2,235	807
Gain on sales of property and equipment	—	(518)	(364)
Increase (decrease) in allowance for doubtful accounts	5	(144)	79
Increase in deferred income taxes	6,948	6,374	5,899
Tax benefit from exercise of common stock options	5,584	4,105	328
Deferred aircraft credits	15,127	—	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	3,091	(17,916)	2,932
Increase in inventories	(4,301)	(3,518)	(2,601)
Increase in other current assets	(5,820)	(2,379)	(11,716)
Decrease in net current assets of discontinued operations	—	—	777
Increase (decrease) in accounts payable	12,783	(6,428)	11,182
Increase in engine overhaul accrual	1,091	2,722	1,627
Increase (decrease) in other current liabilities	17,932	4,041	(457)

NET CASH PROVIDED BY OPERATING ACTIVITIES	150,791	82,521	90,924

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net of sales	(41,590)	(67,925)	(158,663)
Acquisition of property and equipment:
Aircraft and rotable spares	(125,940)	(75,828)	(22,275)
Deposits on aircraft	(39,679)	(49,265)	(46,745)
Buildings and ground equipment	(34,309)	(14,248)	(860)
Rental vehicles	—	(1,242)	(5,697)
Proceeds from sales of property and equipment	517	5,030	4,099
Proceeds from sale of Scenic Airlines	—	—	4,963
Return of deposits on aircraft and rotable spares	22,297	5,800	—
Increase in net long-term assets of discontinued operations	—	—	1,809
Increase in other assets	(920)	(526)	(832)

NET CASH USED IN INVESTING ACTIVITIES	(219,624)	(198,204)	(224,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	50,086	32,299	6,998
Principal payments on long-term debt	(10,173)	(8,884)	(10,716)
Net proceeds from issuance of common stock	9,920	126,631	3,972
Payment of cash dividends	(4,498)	(3,829)	(2,934)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,335	146,217	(2,680)

Increase (decrease) in cash and cash equivalents	(23,498)	30,534	(135,957)
Cash and cash equivalents at beginning of year	66,190	35,656	171,613

CASH AND CASH EQUIVALENTS AT END OF YEAR	$42,692	$66,190	$35,656

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$—	$3,231	$2,942
Income taxes	$17,951	$43,587	$27,825

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Nature of Operations and Summary of Significant Accounting Policies

     The Company, through SkyWest Airlines, Inc. (“SkyWest”), operates a regional airline offering scheduled passenger service with approximately 1,000 daily departures to 81 cities in 23 states and Canada. All SkyWest flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. (“Delta”) or United Airlines, Inc. (“United”). SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as the United Express carrier in Los Angeles, San Francisco, Denver and in the Pacific Northwest. Revenues generated in connection with the code-sharing relationships with Delta and United account for substantially all of SkyWest’s passenger revenue.

     Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest controlled flying and contract flying. On SkyWest controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partner negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. As of December 31, 2001, approximately 90% of SkyWest’s capacity was in contract flying and 10% was in SkyWest controlled flying. Effective January 1, 2002, SkyWest transitioned substantially all of its flights to contract flying arrangements.

Consolidation

     The accompanying consolidated financial statements include the accounts of SkyWest, Inc. and its wholly owned subsidiaries, SkyWest, Scenic Airlines, Inc. (“Scenic”), and National Parks Transportation, Inc. (“NPT”), collectively (the “Company”). All significant intercompany accounts and transactions have been eliminated in consolidation.

     During the year ended December 31, 2000, the Company sold the operations of NPT. During the year ended December 31, 1999, the Company sold the operations of Scenic (see Note 8).

Change in Year-End

     On February 6, 2001, the Board of Directors approved a change of SkyWest’s fiscal year end from March 31 to December 31, effective December 31, 2001. In connection with this change, the Company elected to recast its consolidated financial statements for prior periods to December 31 to be consistent with the current year-end.

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

Marketable Securities

     The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of December 31, 2001 and 2000 is as follows (in thousands):

	2001		2000

Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$7,307	$7,390	$1,459	$1,459
Bond funds	187,427	184,295	116,800	115,202
Corporate notes	61,198	61,599	92,292	92,292
Asset backed securities	10,623	10,670	17,487	17,487
Other	4,073	4,068	1,000	1,000

	270,628	268,022	229,038	227,440

Unrealized depreciation	(2,606)	—	(1,598)	—

Total	$268,022	$268,022	$227,440	$227,440

     Marketable securities had the following maturities as of December 31, 2001 (in thousands):

Maturities	Amount

Year 2002	$171,736
Years 2003 through 2005	85,255
Thereafter	11,031

$268,022

     The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the year.

Inventories

     Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management’s expectations of future operations. Expendable inventory parts are charged to expense as used.

Property and Equipment

     Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Aircraft and rotable spares	3-18 years
Buildings and ground equipment	3-39.5 years

Capitalized Interest

     Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset or the aircraft lease term. During the years ended December 31, 2001 and 2000, the Company capitalized interest costs of approximately $5,185,000 and $788,000, respectively.

Maintenance

     The Company operates under an FAA-approved continuous inspection and maintenance program. The Company’s maintenance accounting policy for engine overhaul costs includes a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and uses the accrual method for Canadair Regional Jet (CRJ) engines. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

     Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2001 through December 31, 2001. Pursuant to the Services Agreement, GE assumed responsibility for the CRJ engine hours accumulated at the inception of the Services Agreement and agreed to perform certain engine improvements at no additional cost to the Company. At the inception of the Services Agreement, the Company’s engine overhaul accrual related to CRJ engines was approximately $14.9 million (restated). This accrual is being amortized, based on the sixteen-year term of the Services Agreement, to offset a portion of the amounts paid under the Services Agreement. Additionally, the estimated portion of the amounts payable under the Services Agreement applicable to the engine improvements to be performed by GE, is being recorded as a prepayment towards future engine improvements to be capitalized.

     Effective January 1, 2002, the Company has elected to change its method of accounting for CRJ engine overhauls from the accrual method to expensing overhaul maintenance as incurred (the direct-expense method). As a result, in the first quarter of 2002, the Company will record an increase to net income of $8.6 million, net of tax, representing the cumulative effect of the accounting change in its Amendment No. 1 to Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002.

Passenger and Freight Revenues

     Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability, which amounted to $892,000 and $1,648,000 at December 31, 2001 and 2000, respectively.

     In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on the prior periods approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

Deferred Aircraft Credits

     The Company accounts for incentives provided by aircraft manufacturers as deferred credits. Credits related to leased aircraft are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. Credits related to owned aircraft are amortized on a straight-line basis as a reduction in depreciation expense over the life of the related aircraft. The incentives are credits that may be used to purchase spare parts and pay for training and other expenses.

     In connection with the Company’s commitment to acquire 119 CRJs (see Note 4), the manufacturer agreed to pay for certain CRJ engine modifications and to provide additional purchase incentives. During the year ended December 31, 2001, the initial engine modifications were performed and the manufacturer provided certain other purchase incentives.

Income Taxes

     The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. As of December 31, 2001 and 2000, the Company had recorded current deferred tax assets of $11,079,000 (restated) and $10,194,000, respectively (which are included in other current assets), and deferred tax liabilities of $41,173,000 (restated) and $33,773,000, respectively.

Net Income Per Common Share

     Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the year ended December 31, 1999, 340,000 options were excluded from the computation of Diluted EPS. No options were excluded from the computation of Diluted EPS during the years ended December 31, 2001 and 2000.

     Following is a reconciliation of the numerator and denominator of Basic EPS to the numerator and denominator of Diluted EPS for the years ended December 31, 2001, 2000 and 1999 (in thousands, except per share amounts):

	Year ended December 31,

	2001	2000	1999

	(Restated)
Numerator:
Net income	$50,516	$60,874	$53,858

Denominator:
Weighted average common shares outstanding	56,365	51,521	48,964
Effect of stock options	872	1,122	814

	57,237	52,644	49,778

Basic EPS	$0.90	$1.18	$1.10
Diluted EPS	0.88	1.16	1.08

Comprehensive Income

     The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with shareholders. As of December 31, 2001 and 2000, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on marketable securities. The

Company recorded net unrealized depreciation of $615,000 and $975,000, net of income taxes, on marketable securities for the years ended December 31, 2001 and 2000, respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders’ equity and comprehensive income

Impairment of Long Lived Assets

     As of December 31, 2001, the Company has $441.7 million (restated) of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

Reclassifications

     Certain reclassifications have been made to the December 31, 2000 consolidated balance sheet to conform to the current year presentation.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, which amends SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities — an Amendment of FASB Statement No. 133. SFAS No. 138 amends SFAS No. 133 to (a) exclude from the scope of SFAS No. 133 nonfinancial assets that will be delivered in quantities expected to be used or sold by a company over a reasonable period in the normal course of business and for which physical delivery is probable, (b) permit hedging of a benchmark interest rate, (c) allow hedging of foreign-currency-denominated assets and liabilities and (d) allow for limited hedging of net foreign currency exposures. The Company has no derivative financial and commodity instruments, forward contracts or hedging arrangements in cash and cash equivalents. The Company adopted these statements for the year ended December 31, 2001, which did not have an impact on the Company’s financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company adopted SFAS No. 141 and No. 142 on January 1, 2002, which did not have an impact on the Company’s financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The adoption of

SFAS No. 143 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

     In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and is effective for years beginning after December 15, 2001. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating loses that have not yet occurred. This statement also broadens the reporting of discontinued operations. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s results of operations, financial position or liquidity.

     In October 2001, the Emerging Issues Task Force (EITF) issued EITF 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001. The EITF reached a consensus that the federal assistance received by air carriers pursuant to the Stabilization Act should not be netted against losses or costs incurred by air carriers as a result of September 11th events or reported as operating revenues. Furthermore, the federal assistance should be recognized by each air carrier as the compensated losses are incurred not to exceed the lesser of the actual direct and incremental losses incurred or each carrier’s maximum allocation of the aggregate compensation provided for under the legislation.

Fair Value of Financial Instruments

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $116,000,000 as of December 31, 2001, as compared to the carrying amount of $125,839,000.

Segment Reporting

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131 because the Company’s business consists of scheduled airline passenger service.

(2) Long-term Debt

     Long-term debt consists of the following as of December 31, 2001 and 2000 (in thousands):

	2001	2000

Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	$50,086	$—

Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	22,438	24,458

Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	15,808	16,487

Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	15,674	19,626

Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR (7.66% at December 31, 2001) through 2016, secured by aircraft	15,044	15,566

Other notes payable, secured by aircraft	6,789	9,788

	125,839	85,925

Less current maturities	(12,151)	(10,174)

	$113,688	$75,751

     The aggregate amounts of principal maturities of long-term debt as of December 31, 2001 are as follows (in thousands):

Year ending December 31,

2002	$12,151
2003	11,492
2004	10,754
2005	10,619
2006	6,572
Thereafter	74,251

$125,839

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

     As of December 31, 2001, the Company had available $10,000,000 in an unsecured bank line of credit through December 15, 2002, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.5%. Subsequent to December 31, 2001, the maturity date was extended to January 31, 2004. The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $4,646,000 of letters of credit and no borrowings outstanding under this line of credit as of December 31, 2001. Additionally, the Company had $888,000 of letters of credit outstanding with another bank at December 31, 2001.

     Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2001, the Company was in compliance with all the debt covenants.

(3) Income Taxes

     The provision for income taxes includes the following components (in thousands):

	Year ended December 31,

	2001	2000	1999

	(Restated)
Current tax provision:
Federal	$20,226	$29,201	$27,606
State	5,123	6,092	5,635

	25,349	35,293	33,241

Deferred tax provision:
Federal	4,088	3,024	714
State	2,860	395	79

	6,948	3,419	793

Provision for income taxes	$32,297	$38,712	$34,034

     The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,

	2001	2000	1999

	(Restated)
Computed “expected” provision for income taxes at the statutory rates	$28,985	$34,855	$30,762
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	3,729	4,263	2,445
Other, net	(417)	(406)	827

Provision for income taxes	$32,297	$38,712	$34,034

     The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,

	2001	2000

	(Restated)
Deferred tax assets:
Accrued benefits	$2,206	$1,787
Engine overhaul accrual	5,547	5,196
Accrued reserves and other	3,326	3,211

Total deferred tax assets	11,079	10,194

Deferred tax liabilities:
Accelerated depreciation	(40,551)	(33,289)
Other	(622)	(484)

Total deferred tax liabilities	(41,173)	(33,773)

Net deferred tax liability	$(30,094)	$(23,579)

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

Year ending December 31,

2002	$97,475
2003	93,612
2004	87,730
2005	89,070
2006	87,952
Thereafter	594,820

$1,050,659

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

Legal Matters

     The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2001, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

     The Company monitors its customers’ financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectibility of all accounts receivable. The Company’s allowance for doubtful accounts totaled $63,000 and $58,000 as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the Company’s code-sharing and contract relationships with Delta and United combined accounted for more than 95% of total revenues.

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

Stock Options

     In August 2000, the stockholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan (“Executive Plan”) and the 2001 Allshare Stock Option Plan (“Allshare Plan”). Both plans became effective January 1, 2001. These plans replaced the Company’s Combined Incentive and Non-Statutory Stock Option Plans (“Prior Plans”), however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2001, there were approximately 1,983,000 options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 545,911 options had been issued as of December 31, 2001. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of which 500,000 options had been issued as of December 31, 2001. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Board of Directors who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

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

	2001		2000		1999

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,864,434	$12.39	2,908,628	$8.61	2,856,702	$6.80
Granted	1,045,911	25.95	696,000	20.13	680,000	13.09
Exercised	(874,550)	7.72	(671,960)	3.73	(530,316)	5.04
Canceled	(7,261)	11.97	(68,234)	11.47	(97,758)	11.18

Outstanding at end of year	3,028,534	$18.66	2,864,434	$12.39	2,908,628	$8.61

Weighted average fair value of options granted during the year		$12.51		$9.24		$6.44

     The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable

Range of		Weighted Average
Exercise	Number	Remaining	Weighted Average	Number	Weighted Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$3 to $15	1,286,623	6.8 years	$11.95	606,623	$10.66
$16 to $21	696,000	8.4 years	20.13	—	—
$22 to $26	1,045,911	9.5 years	25.95	—	—

$3 to $26	3,028,534	8.1 years	$18.66	606,623	$10.66

     The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the years ended December 31, 2001, 2000 and 1999: a risk-free interest rate of 4.5% for

2001, 5.1% for 2000 and 6.5% for 1999, a volatility factor of the expected common stock price of .585 for 2001, .520 for 2000 and .549 for 1999, a weighted average expected life of four years for the stock options for all the years presented and an expected annual dividend rate of 0.3% for 2001. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

     Following are the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	Year Ended December 31,

	2001	2000	1999

	(Restated-
	See Note 11)
Net income:
As reported	$50,516	$60,874	$53,858
Pro forma	$46,114	$57,497	$51,788
Net income per common share:
Diluted as reported	$0.88	$1.16	$1.08
Diluted pro forma	$0.81	$1.09	$1.04

(6) Retirement Plan and Employee Stock Purchase Plan

Retirement Plan

     The Company sponsors the SkyWest Airlines Employee’s Retirement Plan (the “Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant’s compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the Plan were $6,128,000, $5,242,000 and $4,028,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Employee Stock Purchase Plan

     In February 1996, the Company’s Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan the (“Stock Purchase Plan”). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company’s common stock. The Stock Purchase Plan enables employees to purchase shares of the Company’s common stock at a 15% discount, through payroll deductions. Employees can contribute two to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. For the year ended December 31, 2001, 162,922 shares were purchased by employees at prices of $23.80 and $15.75 per share. For the year ended December 31, 2000, 179,978 shares were purchased by employees at prices of $11.90 and $11.04 per share. For the year ended December 31, 1999, 129,700 shares were purchased by employees at prices of $12.59 and $10.59 per share. In addition, as of December 31, 2001, $2,382,000 had been withheld for the future purchase of shares. Shares are purchased semi-annually at the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

(7) Events of September 11, 2001

     On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks on New York, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule to approximately 80% of the schedule it flew prior to September 11th. As a result, SkyWest began to reduce its Brasilia fleet flown under the United code. During the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million (restated) for the remaining lease payments related to Brasilia aircraft parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. Government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. Management estimates that the Company will receive up to approximately $12.3 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks of which $10.6 million had been received as of December 31, 2001. During the year ended December 31, 2001, the Company recognized approximately $8.2 million as a contra expense in the accompanying consolidated statement of income under the Act.

(8) Discontinued Operations

     On August 26, 1998, the Company entered into an Asset Purchase Agreement (“Agreement”) with Eagle Canyon Airlines, Inc. (“Eagle”) to sell a majority of the assets of Scenic. Included under the Agreement were all of the assets, properties, rights and business of Scenic related to its Las Vegas based tour and scheduled flight operations. The agreement was consummated on December 23, 1998 with the Company receiving cash proceeds of $16.2 million. Additionally, the Company recorded a loss of approximately $0.6 million net of income taxes on the sale during the year ended December 31, 1998.

     On January 11, 1999, the Company entered into an agreement (“Page Agreement”) with JCMI, LLC, to sell the remainder of the assets and business of Scenic. The Page Agreement includes all of the assets, properties, rights and business of Scenic related to its Page, Arizona tour operations. The agreement was consummated on March 2, 1999 with the Company receiving total proceeds of $5.0 million consisting of cash and a secured promissory note of $1.9 million. The Company recorded a loss of approximately $0.4 million net of income taxes on the sale during the year ended December 31, 1999.

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

     The Company’s President, Chairman and Chief Executive Officer, serves on the Board of Directors for Zion’s Bancorporation (“Zion’s”) and The Regence Group (“Regence”). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion’s, Zion’s is an equity participant in leveraged leases on two CRJ aircraft operated by the Company and Zion’s provides investment administrative services to the Company for which the Company paid approximately $173,000 during the year ended December 31, 2001. The balance in the Zion’s accounts as of December 31, 2001 was $15,390,000. Regence provides administrative services and medical stop loss coverage for various health care plans for the Company. The Company paid Regence $1,889,000 for these services for the year ended December 31, 2001.

(10) Subsequent Events

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

     On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company estimates that as of the date of United’s bankruptcy filing, it was owed approximately $13.5 million for United Express services rendered prior to filing. It is the Company’s understanding that United has received approval from the U.S. Bankruptcy court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $4.1 million. The bankruptcy filing of United could have a material adverse impact on the Company’s future contract revenue and or operating results.

     In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement (see Note 1) in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the time of the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were scheduled to resume based on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002, as compared to the payments that would have been made under the Services Agreement during 2002.

     On December 31, 2002, the Company and GE agreed to further modify the Services Agreement in accordance with the terms and conditions of a Memorandum of Understanding (MOU). The MOU stipulates that the Company will pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the MOU provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. The MOU provides for the Services Agreement to be amended on or before January 31, 2003, unless mutually extended in writing. The Company and GE agree to be bound by the terms of the MOU. Provisions of the Services Agreement, which are subject to modification, do not impact the agreed change in pricing from a fixed rate per-engine-hour to time and materials. The Company and GE have subsequently extended the MOU to February 21, 2003.

(11) Restatement of Financial Statements

     The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001, and for the quarters ended September 30, 2001 and December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The Company also identified certain other corrections and reclassifications to income tax accounts and other related items. Significant changes are more fully described below.

CRJ Engine Overhaul Costs

     The Company uses the accrual method of accounting for CRJ engine overhaul costs under which the Company accrues for overhaul costs on a per-flight-hour basis. At the time of the overhaul, the actual cost of overhaul is charged to the accrual, with any deficiency or excess charged or credited to expense. During the quarter ended September 30, 2001, the Company incurred its initial CRJ engine overhauls. The actual cost of the overhauls exceeded the amount previously accrued. The excess of the actual cost over the estimated amount accrued was not charged to expense and the Company did not record a “true-up” adjustment to the CRJ engine overhaul accrual for the cumulative hours to date based on the actual costs incurred.

Aircraft Purchase Incentives

     In connection with the Company’s commitment to acquire 119 CRJs, the manufacturer agreed to pay for certain CRJ engine modifications and to provide additional purchase incentives. During the quarters ended September 30, 2001 and December 31, 2001, the initial engine modifications were performed and the manufacturer provided certain other aircraft purchase incentives. The modifications and other purchase incentives were not properly reported in the Company’s December 31, 2001 consolidated financial statements as previously filed.

Early EMB Lease Terminations

     Subsequent to the September 11, 2001 terrorist attacks, United reduced the Company’s flight schedule. As a result, certain of the Company’s EMB leases were terminated early. The lease termination costs were not recorded in the Company’s December 31, 2001 consolidated financial statements as previously filed.

     The Company has also made other corrections and reclassifications of balance sheet and income statement items to reflect the income tax effect of the above adjustments and other related items. The following table summarizes the effect of the restatement adjustments on the Company’s consolidated financial statements as of and for the year ended December 31, 2001 (in thousands, except per share amounts):

	Previously
	Reported	Restated

Year ended December 31, 2001:
Flying Operations	$251,262	$252,346
Maintenance	79,089	87,577
Depreciation and amortization	45,768	45,888
Total operating expenses	526,609	536,301
Operating income	75,256	65,564
Income before income tax	92,505	82,813
Provision for income taxes	36,077	32,297
Net income	56,428	50,516
Net income per common share:
Basic	$1.00	$0.90
Diluted	$0.99	$0.88

Net cash provided by operating activities	137,902	150,791
Net cash used in investing activities	(209,233)	(219,624)

As of December 31, 2001:

Other current assets	$14,669	$17,979
Total current assets	383,246	386,556
Aircraft and rotable spares	385,501	397,269
Accumulated depreciation and amortization	(155,566)	(155,686)
Total property and equipment, net	430,058	441,706
Total assets	816,608	831,566
Accounts payable	63,974	36,278
Engine overhaul accrual	5,593	14,081
Total current liabilities	104,026	115,738
Deferred income taxes payable	41,643	41,173
Deferred aircraft credits	5,499	15,127
Retained earnings	263,936	258,024
Total stockholders’ equity	551,752	545,840

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     Documents Filed:

2.	Financial Statement Schedule. The following consolidated financial statement schedule of SkyWest, Inc. is included in Item 14(d) hereof.

- Report of independent auditors on financial statement schedule

- Schedule II — Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)     Reports on Form 8-K.

          None

(c)     Exhibits.

		Incorporated by	Filed
Number	Exhibit	Reference	Herewith

3.1	Restated Articles of Incorporation	(1)

3.2	Amended By-Laws	(3)

4.1	Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)	(1)

4.2	Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)	(1)

10.1	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan.	(3)

10.2	Delta Connection agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc.	(2)

10.3	United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998	(6)

10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(2)

		Incorporated by	Filed
Number	Exhibit	Reference	Herewith

10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(4)

10.6	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(5)

10.7	SkyWest, Inc. Executive Stock Incentive Plan	(7)

10.8	SkyWest, Inc. Allshare Stock Option Plan	(7)

10.9	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)

13.1	Certain portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into this Amendment No. 1 to Annual Report on Form 10-K/A		†

23.1	Independent Auditors’ Consent		X

	Incorporated by reference to Registration Statement on Form S-1, File No. 33-5823.
	Incorporated by reference to Registrant’s 10-Q filed for the quarter ended December 31, 1986.
	Incorporated by reference to Registration Statement on Form S-8, File No. 33-41285.
	Incorporated by reference to Registrant’s Form 10-K filed for the year ended March 31, 1992.
	Incorporated by reference to Registrant’s Form 10-K filed for the year ended March 31, 1995.
	Incorporated by reference to Registrant’s Forms 8-K filed on January 21, 1998 and February 11, 1998.
	Incorporated by reference to Registrant’s Form 10-Q filed on July 28, 2000.
	Incorporated by reference to Registrant’s Form 10-Q filed on February 13, 2001.

23.2	Notice Regarding Consent of Arthur Andersen LLP		X

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

†	Previously filed as Exhibit 13.1 to Registrants Annual Report on Form 10-K for the Year Ended December 31, 2001.

     This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company’s Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999. Schedule II — Valuation and Qualifying Accounts for the year ended December 31, 2001 has been restated (see Note 11 to Consolidated Financial Statements). This audit report has not been reissued by Arthur Andersen LLP in connection with this Amendment No. 1 to Annual Report on Form 10-K/A because Arthur Andersen LLP has ceased operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To SkyWest, Inc.:

     We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in SkyWest, Inc.’s Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 22, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)(2) is the responsibility of the Company’s management and is presented for the purpose of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 22, 2002

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2000 and 1999

		Additions
	Balance at	Charged to		Balance
	Beginning	Costs and		at End
Description	of Year	Expenses	Deductions	of Year

Year Ended December 31, 2001:
Engine overhaul accrual (restated)	$12,990,000	$18,863,000	$(17,772,000)	$14,081,000
Allowance for inventory obsolescence	480,000	—	—	480,000
Allowance for doubtful accounts receivable	58,000	36,000	(31,000)	63,000

	$13,528,000	$18,899,000	$(17,803,000)	$14,624,000

Year Ended December 31, 2000:
Engine overhaul accrual	$8,887,000	$4,615,000	$(512,000)	$12,990,000
Allowance for inventory obsolescence	380,000	100,000	—	480,000
Allowance for doubtful accounts receivable	62,000	82,000	(86,000)	58,000

	$9,329,000	$4,797,000	$(598,000)	$13,528,000

Year Ended December 31, 1999:
Engine overhaul accrual	$6,286,000	$3,981,000	$(1,380,000)	$8,887,000
Allowance for inventory obsolescence	180,000	200,000	—	380,000
Allowance for doubtful accounts receivable	106,000	—	(44,000)	62,000

	$6,572,000	$4,181,000	$(1,424,000)	$9,329,000

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report of Form 10-K/A for the year ended December 31, 2001, to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYWEST, INC.

By	/s/ Jerry C. Atkin

Jerry C. Atkin Chairman, President and Chief Executive Officer

     Pursuant to the requirement of the Securities Act of 1934, this amendment has been signed below by the following persons in the capacities and on the dates indicated.

Names	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board, President and Chief Executive Officer	February 7, 2002

/s/ Sidney J. Atkin Sidney J. Atkin	Vice Chairman of the Board and Director	February 7, 2002

/s/ Bradford R. Rich Bradford R. Rich	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	February 7, 2002

/s/ J. Ralph Atkin J. Ralph Atkin	Director	February 7, 2002

/s/ Mervyn K. Cox Mervyn K. Cox	Director	February 7, 2002

/s/ Ian M. Cumming Ian M. Cumming	Director	February 7, 2002

/s/ Steven F. Udvar-Hazy Steven F. Udvar-Hazy	Director	February 7, 2002

/s/ Henry J. Eyring Henry J. Eyring	Director	February 7, 2002

/s/ Hyrum W. Smith Hyrum W. Smith	Director	February 7, 2002

/s/ Robert G. Sarver Robert G. Sarver	Director	February 7, 2002

CERTIFICATIONS

I, Jerry C. Atkin, certify that:

     1.     I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of SkyWest, Inc. for the Year Ended December 31, 2001 (the “Amendment”);

     2.     Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date: February 7, 2003

/s/ Jerry C. Atkin

Jerry C. Atkin
President and Chief Executive Officer

I, Bradford R. Rich, certify that:

     1.     I have reviewed this Amendment No. 1 to Annual Report on Form 10-K/A of SkyWest, Inc. for the Year Ended December 31, 2001 (the “Amendment”);

     2.     Based on my knowledge, this Amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Amendment; and;

     3.     Based on my knowledge, the financial statements, and other financial information included in this Amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Amendment.

Date: February 7, 2003

/s/ Bradford R. Rich

Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer