Form 10-Q/A
period 2002-03-31
SKYWEST INC
filed 2003-02-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

Yes	X	No	___

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2003
Common stock, no par value	57,645,478

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three months ended March 31, 2002 and to modify the related disclosures.

     The restatements of the Company’s condensed consolidated financial statements for the three months ended March 31, 2002 disclosed in this Amendment No. 1 to Quarterly Report on Form 10-Q/A are described in Note J to the condensed consolidated financial statements, included herein within Item 1 of Part I, and under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” included herein within Item 2 of Part I.

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 to reflect the effects of the restatement of the Company’s financial statements as of and for the three months ended March 31, 2002 and related disclosures.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	March 31,	December 31,
	2002	2001

	(Restated – See
	Note J)
CURRENT ASSETS:
Cash and cash equivalents	$62,226	$42,692
Marketable securities	245,775	268,022
Receivables, net	27,755	20,112
Inventories	22,724	23,283
Prepaid aircraft rents	30,292	14,468
Other current assets	12,298	17,979

Total current assets	401,070	386,556

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	425,789	397,269
Deposits on aircraft	115,892	115,892
Buildings and ground equipment	69,715	84,231

	611,396	597,392
Less-accumulated depreciation and amortization	(167,177)	(155,686)

	444,219	441,706

MAINTENANCE CONTRACT ASSET	5,577	—

OTHER ASSETS	3,401	3,304

Total assets	$854,267	$831,566

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2002	2001

	(Restated – See
	Note J)
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,819	$12,151
Accounts payable	21,543	36,278
Accrued salaries, wages and benefits	17,052	20,932
Accrued aircraft rents	21,184	19,960
Engine overhaul accrual	—	14,081
Income taxes payable	4,921	—
Taxes other than income taxes	6,635	3,845
Other current liabilities	9,356	8,491

Total current liabilities	93,510	115,738

LONG-TERM DEBT, net of current maturities	126,561	113,688

DEFERRED INCOME TAXES PAYABLE	42,193	41,173

DEFERRED AIRCRAFT CREDITS	15,926	15,127

MAINTENANCE CONTRACT LIABILITY	5,577	—

STOCKHOLDERS’ EQUITY:
Common stock	312,715	309,691
Retained earnings	281,131	258,024
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(3,061)	(1,590)

Total stockholders’ equity	570,500	545,840

Total liabilities and stockholders’ equity	$854,267	$831,566

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Restated – See
	Note J)
OPERATING REVENUES:
Passenger	$173,215	$129,824
Freight and other	1,131	1,370

	174,346	131,194

OPERATING EXPENSES:
Flying operations	76,301	56,066
Customer service	30,541	21,117
Maintenance	19,706	18,737
Depreciation and amortization	12,423	9,728
General and administrative	9,638	8,207
Promotion and sales	3,281	6,107

	151,890	119,962

OPERATING INCOME	22,456	11,232

OTHER INCOME (EXPENSE):
Interest income	3,261	5,478
Interest expense	(52)	—

	3,209	5,478

INCOME BEFORE INCOME TAXES	25,665	16,710
PROVISION FOR INCOME TAXES	10,009	6,517

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	15,656	10,193
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $5,492	8,589	—

NET INCOME	$24,245	$10,193

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.28	$0.18
Cumulative effect of change in accounting principle, net of tax	0.15	—

Basic earnings per share	$0.43	$0.18

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.27	$0.18
Cumulative effect of change in accounting principle, net of tax	0.15	—

Diluted earnings per share	$0.42	$0.18

WEIGHTED AVERAGE COMMON SHARES:
Basic	56,939	56,030
Diluted	57,530	56,924

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2002	2001

	(Restated –
	See Note J)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,245	$10,193
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,423	9,728
Maintenance expense related to disposition of rotable spares	286	295
Increase (decrease) in allowance for doubtful accounts	(2)	5
Increase in deferred income taxes	1,020	1,927
Tax benefit from exercise of common stock options	302	4,910
Deferred aircraft credits	799	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(7,641)	7,274
Decrease (increase) in inventories	559	(1,087)
(Increase) in prepaid aircraft rents and other current assets	(10,143)	(13,184)
(Decrease) increase in accounts payable	(14,735)	2,118
(Decrease) increase in engine overhaul accrual	(14,081)	4,057
Increase (decrease) in other current liabilities	5,920	(239)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,048)	25,997

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and maturities of marketable securities, net	20,776	(25,337)
Acquisition of property and equipment:
Aircraft and rotable spares	(29,666)	(32,943)
Buildings and ground equipment	(4,269)	(10,489)
Proceeds from sales of property and equipment	18,785	—
Return of deposits on aircraft and rotable spares	—	7,658
(Increase) decrease in other assets	(171)	28

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,455	(61,083)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	15,731	—
Principal payments on long-term debt	(2,190)	(1,824)
Net proceeds from issuance of common stock	2,722	(961)
Payment of cash dividends	(1,136)	(1,116)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	15,127	(3,901)

Increase (decrease) in cash and cash equivalents	19,534	(38,987)
Cash and cash equivalents at beginning of period	42,692	66,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,226	$27,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$873	$622
Income taxes	268	2,654

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except that subsequent to March 31, 2002, the Company identified certain restatement adjustments to previously reported amounts. As discussed further in Notes E and J, the adjustments primarily relate to the Company’s maintenance activities and related costs and accounting for CRJ engine modifications, aircraft purchase incentives and early EMB lease terminations. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note D — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of March 31, 2002 and December 31, 2001 was as follows (in thousands):

	March 31, 2002		December 31, 2001

Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$—	$—	$7,307	$7,390
Bond funds	205,629	200,688	187,427	184,295
Corporate notes	28,554	28,531	61,198	61,599
Asset backed securities	16,610	16,556	10,623	10,670
Other	—	—	4,073	4,068

	250,793	245,775	270,628	268,022
Allowance for unrealized depreciation	(5,018)	—	(2,606)	—

Total	$245,775	$245,775	$268,022	$268,022

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable securities had the following maturities as of March 31, 2002 (in thousands):

Maturities	Amount

Year 2002	$148,321
Years 2003 through 2005	70,918
Thereafter	26,536

$245,775

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the year.

Note E — Maintenance and Change in Accounting Principle

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company’s historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and was using the accrual method for Canadair Regional Jet (CRJ) engines through December 31, 2001. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2001 through December 31, 2001. Pursuant to the Services Agreement, GE assumed responsibility for the CRJ engine hours accumulated at the inception of the Services Agreement and agreed to perform certain engine improvements at no additional cost to the Company. As a result, the engine overhaul accrual at the inception of the Services Agreement of $14.9 million was being amortized, based on the sixteen-year term of the Services Agreement, to offset a portion of the amounts paid under the Services Agreement. Additionally, the estimated portion of the amounts payable under the Services Agreement applicable to the engine improvements to be performed by GE, was being recorded as a prepayment towards the future engine improvements to be capitalized.

In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights, to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume based on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As disclosed in Note L, on December 31, 2002, the Services Agreement was further amended.

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). This cumulative effect of change in accounting principle was not recorded in the condensed consolidated financial statements or notes thereto included in the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002; however, the cumulative effect of change in accounting principle has been reflected in the accompanying restated March 31, 2002 condensed consolidated financial statements (see Note J). Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and therefore a maintenance contract liability to GE, of $5.6 million, based on the fixed rate per-engine-hour, has been recorded in the accompanying restated March 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $5.6 million. The maintenance contract asset has been recorded because under the “direct-expense method” the Company does not record maintenance costs until the actual maintenance event occurs.

The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

	Three Months Ended,

	March 31,	March 31,
	2001	2001
	(Historical)	(Pro forma)

Operating expenses	$119,962	$119,006
Operating income	11,232	12,188
Net income	10,193	10,776
Net income per share:
Basic	$0.18	$0.19
Diluted	$0.18	$0.19

Note F — Passenger and Freight Revenue

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability, which is included in other current liabilities in the accompanying condensed consolidated financial statements.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta Air Lines (Delta) and United Airlines (United), respectively, to fly certain routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are negotiated on an annual basis based on projected operating costs. When the annual negotiations for the fee-per-departure rates are not completed with respect to a period, the Company records revenues based on the prior periods’ approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note G — Income Taxes

For the three months ended March 31, 2002 and 2001, the Company provided for income taxes based upon the estimated annualized effective tax rate. At March 31, 2002, the Company recorded a net current deferred tax asset of $10.6 million (restated) and a net noncurrent deferred tax liability of $42.2 million (restated). At December 31, 2001, the Company recorded a net current deferred tax asset of $11.1 million and a net noncurrent deferred tax liability of $41.2 million. The net current deferred tax assets are included in other current assets in the accompanying condensed consolidated balance sheets.

Note H — Net Income Per Common Share

Basic net income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

Weighted average number of common shares outstanding	56,939	56,030
Effect of outstanding stock options	591	894

Weighted average number of shares for diluted net income per common share	57,530	56,924

During the three months ended March 31, 2002, 1,046,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect. There were no stock options excluded during the three months ended March 31, 2001.

Note I – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with stockholders. For the three months ended March 31, 2002 and 2001, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. These adjustments have been reflected as follows (in thousands):

	Three Months Ended
	March 31,

	2002	2001

	(Restated)
Net income	$24,245	$10,193
Unrealized appreciation (depreciation) on marketable securities	(1,471)	50

Total comprehensive income	$22,774	$10,243

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note J — Restatement of Financial Statements

The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001, and for the quarters ended September 30, 2001 and December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The Company also identified certain other corrections and reclassifications to income tax accounts and other related items. Due to the restatement to the December 31, 2001 consolidated financial statements, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to reflect the impact of the 2001 restatement adjustments. In addition, as discussed in Note E, the Company determined that the cumulative effect of the change in accounting principle of $8.6 million (net of income taxes of $5.5 million) from the accrual method to the direct-expense method and the Letter Agreement with GE were not properly reported in the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. As a result, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to properly report the cumulative effect of the change in accounting principle and to record the maintenance contract liability to GE and related maintenance contract asset. The Company has also made other corrections and reclassifications of balance sheet and income statement items to reflect the income tax effect of the above adjustments and other related items. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2002 (in thousands, except per share amounts):

	Three Months Ended

	March 31,	March 31,
	2002	2002

	(Previously	(Restated)
	Reported)
Flying operations	$76,066	$76,301
Maintenance	18,530	19,706
Depreciation and amortization	11,836	12,423
General and administrative	9,912	9,638
Total operating expenses	150,166	151,890
Operating income	24,180	22,456
Income before income taxes	27,389	25,665
Provision for income taxes	10,682	10,009
Income before cumulative effect of change in accounting principle	16,707	15,656
Cumulative effect of change in accounting principle, net of tax	—	8,589
Net income	16,707	24,245

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.29	$0.28
Cumulative effect of change in accounting principle, net of tax	—	0.15

Basic earnings per share	$0.29	$0.43

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.29	$0.27
Cumulative effect of change in accounting principle, net of tax	—	0.15

Diluted earnings per share	$0.29	$0.42

Net cash provided by (used in) operating activities	$3,350	$(1,048)
Net cash provided by investing activities	3,555	5,455

	March 31,	March 31,
	2002	2002

	(Previously	(Restated)
	Reported)
Other current assets	14,021	12,298
Total current assets	402,793	401,070
Aircraft and rotable spares	418,421	425,789
Accumulated depreciation and amortization	(166,470)	(167,177)
Total property and equipment, net	437,558	444,219
Maintenance contract asset	—	5,577
Total assets	843,752	854,267
Engine overhaul accrual	5,593	—
Total current liabilities	99,377	93,510
Deferred income taxes payable	42,877	42,193
Deferred aircraft credits	6,063	15,926
Maintenance contract liability	—	5,577
Retained earnings	279,505	281,131
Total stockholders’ equity	568,874	570,500
Total liabilities and stockholders’ equity	843,752	854,267

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note K – Sale-Lease-Back Transaction

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

Note L – Subsequent Events

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company estimates that as of the date of United’s bankruptcy filing, United owed the Company approximately $13.5 million for United Express services rendered prior to filing. It is the Company’s understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $4.1 million. The bankruptcy filing of United could have a material adverse impact on the Company’s future contract revenue and or operating results.

On December 31, 2002, the Company and GE agreed to further modify the Services Agreement (see Note E) in accordance with the terms and conditions of a Memorandum of Understanding (MOU). The MOU stipulates that the Company will pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the MOU provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. The MOU provides for the Services Agreement to be amended on or before January 31, 2003, unless mutually extended in writing. The Company and GE agree to be bound by the terms of the MOU. Provisions of the Services Agreement, which are subject to modification, do not impact the agreed change in pricing from a fixed rate per-engine-hour to time and materials. The Company and GE have subsequently extended the term of the MOU through February 21, 2003.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through SkyWest Airlines, Inc. (SkyWest), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 87 cities in 24 states and Canada. All of SkyWest’s flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. (Delta) or United Airlines, Inc. (United). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1% and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles (ASMs) and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops (Brasilias) and ten Canadair Regional Jets (CRJs) at year end. As a result of expanding the Company’s code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 82 Brasilias and 49 CRJs at December 31, 2001.

SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland, Seattle/Tacoma, and San Francisco markets and in additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the United Express carrier in Denver and expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Ft. Worth and as United Express in Los Angeles, San Francisco, Seattle/Tacoma, Portland and Denver. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet.

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure, incentives related to passenger volumes and levels of customer service and certain reimbursable costs. The Company’s United Express operations have essentially been under contract flying arrangements since inception of the United Agreement in 1997. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of March 31, 2002, approximately 65% of SkyWest’s capacity was under the Delta code and 35% was under the United code. As of March 31, 2002, the Company had agreements to acquire an additional 93 CRJs through January 2005 and options for an additional 119 CRJs. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2001. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and are included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to revenue recognition, aircraft maintenance, and impairment of long-lived assets. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from such estimates.

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on the prior periods approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company’s ability to earn the incentive payments.

Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company’s historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and was using the accrual method for Canadair Regional Jet (CRJ) engines through December 31, 2001. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2001 through December 31, 2001. Pursuant to the Services Agreement, GE assumed responsibility for the CRJ engine hours accumulated at the inception of the Services Agreement and agreed to perform certain engine improvements at no additional cost to the Company. At the inception of the Services Agreement, the Company’s engine overhaul accrual related to CRJ engines was approximately $14.9 million. This accrual will be amortized, based on the sixteen-year term of the Services Agreement, to offset a portion of the amounts paid under the Services Agreement. Additionally, the estimated portion of the amounts payable under the Services Agreement applicable to the engine improvements to be performed by GE, will be recorded as a prepayment towards future engine improvements to be capitalized.

In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume based on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As disclosed below, on December 31, 2002, the Services Agreement was further amended.

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, during the three months ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).

On December 31, 2002, the Company and GE agreed to further modify the Services Agreement in accordance with the terms and conditions of a Memorandum of Understanding (MOU). The MOU stipulates that the Company will pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the MOU provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2002) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. The MOU provides for the Services Agreement to be amended on or before January 31, 2003, unless mutually extended in writing. The Company and GE agree to be bound by the terms of the MOU. Provisions of the Services Agreement, which are subject to modification, do not impact the agreed change in pricing from a fixed rate per-engine-hour to time and materials. The Company and GE have subsequently extended the term of the MOU through February 21, 2003.

The maintenance accounting policies adopted by the Company for its different aircraft types and or the Company’s maintenance contract arrangements can impact the timing of when maintenance expense is recorded.

Impairment of Long-Lived Assets

As of March 31, 2002, the Company had $444.2 million (restated) of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

Restatement of Financial Statements

The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001, and for the quarters ended September 30, 2001 and December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The Company also identified certain other corrections and reclassifications to income tax accounts and other related items. Due to the restatement to the December 31, 2001 consolidated financial statements, the Condensed Consolidated Financial Statements as of and for the quarterly period ended March 31, 2002 have been restated to reflect the impact of the 2001 restatement adjustments. In addition, as discussed in Note E to the Condensed Consolidated Financial Statements for the quarterly period ended March 31, 2002, the Company determined that the cumulative effect of the change in accounting principle of $8.6 million (net of income taxes of $5.5 million) from the accrual method to the direct-expense method and the Letter Agreement with GE were not properly reported in the previously filed Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. As a result, the accompanying condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to properly report the cumulative effect of the change in accounting principle and to record the maintenance contract liability to GE and related maintenance contract asset. The Company has also made other corrections and reclassifications of balance sheet and income statement items to reflect the income tax effect of the above adjustments and other related items. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2002 (in thousands, except per share amounts):

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

	Three Months Ended

	March 31,	March 31,
	2002	2002

	(Previously	(Restated)
	Reported)
Flying operations	$76,066	$76,301
Maintenance	18,530	19,706
Depreciation and amortization	11,836	12,423
General and administrative	9,912	9,638
Total operating expenses	150,166	151,890
Operating income	24,180	22,456
Income before income taxes	27,389	25,665
Provision for income taxes	10,682	10,009
Income before cumulative effect of change in accounting principle	16,707	15,656
Cumulative effect of change in accounting principle, net of tax	—	8,589
Net income	16,707	24,245

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.29	$0.28
Cumulative effect of change in accounting principle, net of tax	—	0.15

Basic earnings per share	$0.29	$0.43

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.29	$0.27
Cumulative effect of change in accounting principle, net of tax	—	0.15

Diluted earnings per share	$0.29	$0.42

Net cash provided by (used in) operating activities	$3,350	$(1,048)
Net cash provided by investing activities	3,555	5,455

	March 31,	March 31,
	2002	2002

	(Previously	(Restated)
	Reported)
Other current assets	14,021	12,298
Total current assets	402,793	401,070
Aircraft and rotable spares	418,421	425,789
Accumulated depreciation and amortization	(166,470)	(167,177)
Total property and equipment, net	437,558	444,219
Maintenance contract asset	—	5,577
Total assets	843,752	854,267
Engine overhaul accrual	5,593	—
Total current liabilities	99,377	93,510
Deferred income taxes payable	42,877	42,193
Deferred aircraft credits	6,063	15,926
Maintenance contract liability	—	5,577
Retained earnings	279,505	281,131
Total stockholders’ equity	568,874	570,500
Total liabilities and stockholders’ equity	843,752	854,267

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Operating Statistics:
	Three Months Ended
	March 31,

	2002		2001		Change

	(Restated)
Passengers carried	1,870,141		1,374,155		36.1%
Revenue passenger miles (000)	637,605		324,993		96.2%
Available seat miles (000)	971,110		594,419		63.4%
Passenger load factor	65.7%		54.7%		11	pts
Passenger breakeven load factor	57.3%		50.0%		7.3	pts
Yield per revenue passenger mile	27.2	¢	39.9	¢	(32.0%)
Revenue per available seat mile	18.0	¢	22.1	¢	(18.7%)
Cost per available seat mile	15.6	¢	20.2	¢	(22.8%)
Average passenger trip length	341		237		43.9%

Results of Operations:

The following table sets forth information regarding the Company’s operating expense components. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended March 31,

	2002 (Restated)			2001

	Amount	Percent of Revenue	Cents per ASM	Amount	Percent of Revenue	Cents per ASM

Salaries, wages and employee benefits	$46,233	26.5	4.7	$38,063	29.0	6.4
Aircraft costs	37,145	21.3	3.8	24,670	18.8	4.2
Maintenance	12,822	7.4	1.3	13,211	10.1	2.2
Fuel	20,086	11.5	2.1	17,335	13.2	2.9
Other airline expenses	35,604	20.4	3.7	26,683	20.3	4.5
Interest	52	0.0	0.0	—	0.0	0.0

Total airline expenses	$151,942		15.6	$119,962		20.2

For the Three Months Ended March 31, 2002 and 2001

Net income increased to $24.2 million (restated), or $0.42 per diluted share (restated) for the three months ended March 31, 2002, compared to $10.2 million, or $0.18 per diluted share for the three months ended March 31, 2001. Net income for the three months ended March 31, 2002 includes the cumulative effect of a change in accounting principle of $8.6 million (net of taxes of $5.5 million), or $0.15 per diluted share. Consolidated operating revenues increased 32.9% to $174.3 million for the three months ended March 31, 2002 from $131.2 million for the three months ended March 31, 2001.

Passenger revenues, which represented 99.4% of consolidated operating revenues, increased 33.4% to $173.2 million for the three months ended March 31, 2002 from $129.8 million or 98.9% of consolidated operating revenues for the three months ended March 31, 2001. The increase was due to a 182.4% increase in number of CRJs placed in service from 17 at March 31, 2001 to 48 at March 31, 2002. The Company continued to increase its services with its code-sharing partners and placed two CRJs in service during the three months ended March 31, 2002. One of these aircraft was placed in service under the Delta Connection operations and one was placed in service under the United Express operations. Revenue per available seat mile decreased 18.5% to 18.0¢ for the three months ended March 31, 2002 from 22.1¢ for the three months ended March 31, 2001 primarily due to an increase in ASMs produced by CRJs.

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

Total operating expenses and interest increased 26.6% to $151.9 million (restated) for the three months ended March 31, 2002 compared to $120.0 million for the three months ended March 31, 2001. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 87.1% for the three months ended March 31, 2002 from 91.4% for the three months ended March 31, 2001. The total decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to operating revenues increasing 32.9% period over period and total operating expenses and interest increasing only 26.7% period over period.

Airline operating costs per ASM (including interest expense) decreased 22.8% to 15.6¢ for the three months ended March 31, 2002 from 20.2¢ for the three months ended March 31, 2001. The primary reason for the decrease was the increased capacity of CRJs which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 26.5% for the three months ended March 31, 2002 from 29.0% for the three months ended March 31, 2001. The decrease was principally the result of the Company experiencing higher than average load factors as the Company transitions to CRJs in its new markets and continued refinements in operations. The average number of full-time equivalent employees for the three months ended March 31, 2002 was 4,530 compared to 4,213 for the three months ended March 31, 2001, an increase of 7.5%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.7¢ for the three months ended March 31, 2002 compared to 6.4¢ for the three months ended March 31, 2001. The decrease in costs was due to the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet and continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 21.3% for the three months ended March 31, 2002 from 18.8% for the three months ended March 31, 2001. The increase was due primarily to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.8¢ (restated) for the three months ended March 31, 2002 from 4.2¢ for the three months ended March 31, 2001. The decrease in costs was due to the increase in stage lengths flown by the CRJs that have been added to the fleet and continued operational improvements.

Maintenance expense decreased as a percentage of airline operating revenues to 7.4% for the three months ended March 31, 2002 compared to 10.1% for the three months ended March 31, 2001. The decrease was due to the higher mix of new aircraft within the fleet and the retirement of ten Brasilias. Maintenance expense per ASM decreased to 1.3¢ for the three months ended March 31, 2002 compared to 2.2¢ for the three months ended March 31, 2001. The decrease in cost per ASM is primarily due to the Company’s change from the accrual method to the direct-expense method in accounting for CRJ engine overhaul costs. Additionally, the decrease was partially due to the increase in stage lengths flown by the CRJs and a higher mix of new aircraft within the fleet.

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

Liquidity and Capital Resources

The Company had working capital of $307.6 million (restated) and a current ratio of 4.3:1 at March 31, 2002 compared to working capital of $270.8 million and a current ratio of 3.3:1 at December 31, 2001. The principal sources of funds during the three months ended March 31, 2002 were $20.8 million in marketable securities, $18.8 million of proceeds from the sale of property and equipment, $15.7 million of proceeds from the issuance of long-term debt and $2.7 million from the sale of common stock in connection with the exercise of stock options and the Employee Stock Purchase Plan. During the three months ended March 31, 2002, the Company invested $29.7 million in flight equipment, $4.5 million in buildings, ground equipment and other assets and used $1.0 million in operating activities. The Company also reduced long-term debt by $2.2 million and paid $1.1 million in cash dividends. These factors resulted in a $19.5 million (restated) increase in cash and cash equivalents during the quarter ended March 31, 2002.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $245.8 million at March 31, 2002 compared to $268.0 million at December 31, 2001. At March 31, 2002, total capital mix was 81.8% equity and 18.2% debt, compared to 82.8% equity and 17.2% debt at December 31, 2001.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company expended approximately $19.4 million for non-aircraft capital expenditures during the three months ended March 31, 2002. These expenditures consisted primarily of $4.3 million for buildings and ground equipment, $3.2 million for aircraft engine overhauls, $8.6 million for rotable spares and $3.3 million for aircraft improvements.

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

Significant Commitments and Obligations

During the three months ended March 31, 2002, SkyWest took delivery of three CRJs in connection with expansion of its Delta Connection and United Express operations. Additionally, as of March 31, 2002 SkyWest had agreed to acquire an additional 93 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.9 billion. SkyWest will commence delivery of these aircraft in April 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

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

Substantially, all the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $20.8 million of the long-term debt, at March 31, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $22.2 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at March 31, 2002. The average effective rate on the debt related to the CRJ aircraft of $80.6 million was 6.1% at March 31, 2002, and is not subject to subsidy payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002 per the Company’s contracts, both of our major partners will bear the economic risk of fuel price fluctuations. As such, the Company reasonably expects that its results from operations will no longer be directly affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At March 31, 2002, the Company had variable rate notes representing 12.5% of its total long-term debt and 25.3% at March 31, 2001. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $40,000 in interest expense and received $730,000 in additional interest income for the three months ended March 31, 2002 and an additional $47,000 in interest expense and received $717,000 in additional interest income for the three months ended March 31, 2001. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 87.5% of the total long-term debt at March 31, 2002 and 74.7% of the Company’s total long-term debt at March 31, 2001.

Item 6: Exhibits and Reports on Form 8-K

a.	Exhibit 99.1	Certification of Chief Executive Officer

	Exhibit 99.2	Certification of Chief Financial Officer

	Exhibit 18.1	Letter re Change in Accounting Principle

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC. Registrant

February 7, 2003	BY:	/s/ Bradford R. Rich Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Jerry C. Atkin, certify that:

1.     I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of SkyWest, Inc.;

2.     Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.     Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date: February 7, 2003

/s/ Jerry C. Atkin Jerry C. Atkin President and Chief Executive Officer

I, Bradford R. Rich, certify that:

1.     I have reviewed this Amendment No. 1 to Quarterly Report on Form 10-Q/A of SkyWest, Inc.;

2.     Based on my knowledge, this amendment does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment; and

3.     Based on my knowledge, the financial statements, and other financial information included in this amendment, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment.

Date: February 7, 2003

/s/ Bradford R. Rich Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer