Form 10-Q/A
period 2002-06-30
SKYWEST INC
filed 2003-02-07
CIK 793733

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

Yes   ☒   No   ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, no par value	Outstanding at February 4, 2003 57,645,478

EXPLANATORY NOTE

     The purpose of this Amendment No. 1 to Quarterly Report on Form 10-Q/A is to restate the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2002 and to modify the related disclosures.

     The restatements of the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2002 disclosed in this Amendment No.1 to Quarterly Report on Form 10-Q/A are described in Note J to condensed consolidated financial statements, included herein within Item 1 of Part I, and under the heading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements,” included herein within Item 2 of Part I.

     This Amendment No. 1 to Quarterly Report on Form 10-Q/A amends and restates the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 to reflect the effects of the restatement of the Company’s consolidated financial statements as of and for the three and six months ended June 30, 2002 and related disclosures.

TABLE OF CONTENTS

Part I — Financial Information

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders	25
Item 6. Exhibits and Reports on Form 8-K	26
Signature	26
Exhibit 99.1	27
Exhibit 99.2	28

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	June 30,	December 31,
	2002	2001

	(Restated –
	See Note J)
CURRENT ASSETS:
Cash and cash equivalents	$76,078	$42,692
Marketable securities	287,642	268,022
Receivables, net	35,557	20,112
Inventories	23,912	23,283
Prepaid aircraft rents	27,342	14,468
Other current assets	9,282	17,979

Total current assets	459,813	386,556

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	440,505	397,269
Deposits on aircraft	111,351	115,892
Buildings and ground equipment	73,898	84,231

	625,754	597,392
Less-accumulated depreciation and amortization	(180,537)	(155,686)

	445,217	441,706

MAINTENANCE CONTRACT ASSET	11,727	—

OTHER ASSETS	3,510	3,304

Total assets	$920,267	$831,566

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2002	2001

	(Restated
	See Note J)
CURRENT LIABILITIES:
Current maturities of long-term debt	$13,188	$12,151
Accounts payable	26,889	36,278
Accrued salaries, wages and benefits	22,351	20,932
Accrued aircraft rents	25,678	19,960
Engine overhaul accrual	—	14,081
Income taxes payable	2,018	—
Taxes other than income taxes	8,647	3,845
Other current liabilities	8,717	8,491

Total current liabilities	107,488	115,738

LONG-TERM DEBT, net of current maturities	131,241	113,688

DEFERRED INCOME TAXES PAYABLE	55,029	41,173

DEFERRED AIRCRAFT CREDITS	17,769	15,127

MAINTENANCE CONTRACT LIABILITY	11,727	—

STOCKHOLDERS’ EQUITY:
Common stock	317,306	309,691
Retained earnings	301,897	258,024
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(1,905)	(1,590)

Total stockholders’ equity	597,013	545,840

Total liabilities and stockholders’ equity	$920,267	$831,566

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,			June 30,

	2002	2001	2002	2001

	(Restated-		(Restated-
	See Note J)		See Note J)
OPERATING REVENUES:
Passenger	$187,835	$148,279	$361,050	$278,103
Freight and other	1,398	1,385	2,529	2,755

	189,233	149,664	363,579	280,858

OPERATING EXPENSES:
Flying operations	78,521	58,067	154,822	114,133
Customer service	31,086	21,941	61,627	43,058
Maintenance	16,506	18,633	36,212	37,370
Depreciation and amortization	14,328	10,370	26,751	20,098
General and administrative	11,621	8,713	21,259	16,920
Promotion and sales	4,449	6,954	7,730	13,061

	156,511	124,678	308,401	244,640

OPERATING INCOME	32,722	24,986	55,178	36,218

OTHER INCOME (EXPENSE):
Interest expense	(35)	—	(87)	—
Interest income	3,235	3,989	6,496	9,467

	3,200	3,989	6,409	9,467

INCOME BEFORE INCOME TAXES	35,922	28,975	61,587	45,685
PROVISION FOR INCOME TAXES	14,010	11,302	24,019	17,819

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	21,912	17,673	37,568	27,866
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAXES OF $5,492	—	—	8,589	—

NET INCOME	$21,912	$17,673	$46,157	$27,866

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.38	$0.32	$0.66	$0.50
Cumulative effect of change in accounting principle, net of tax	—	—	0.15	—

Basic earnings per share	$0.38	$0.32	$0.81	$0.50

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.38	$0.31	$0.65	$0.49
Cumulative effect of change in accounting principle, net of tax	—	—	0.15	—

Diluted earnings per share	$0.38	$0.31	$0.80	$0.49

WEIGHTED AVERAGE COMMON SHARES:
Basic	57,117	56,133	57,028	56,082
Diluted	57,574	57,415	57,552	57,169

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,

	2002	2001

	(Restated –
	See Note J)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,157	$27,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,751	20,098
Maintenance expense related to disposition of rotable spares	585	514
Increase in deferred income taxes	13,856	5,702
Tax benefit from exercise of common stock options	1,607	4,910
Deferred aircraft credits	2,642	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables, net	(15,445)	6,997
Increase in inventories	(629)	(1,925)
Increase in prepaid aircraft rents and other current assets	(4,177)	(9,062)
(Decrease) increase in accounts payable	(9,389)	4,790
(Decrease) increase in engine overhaul accrual	(14,081)	5,574
Increase in other current liabilities	14,174	1,844

NET CASH PROVIDED BY OPERATING ACTIVITIES	62,051	67,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase and maturities of marketable securities, net	(19,935)	(22,021)
Acquisition of property and equipment:
Aircraft and rotable spares	(45,577)	(28,033)
Deposits on aircraft	—	(25,505)
Buildings and ground equipment	(8,452)	(20,517)
Proceeds from sales of property and equipment	18,785	—
Return of deposits on aircraft and rotable spares	4,541	7,658
Increase in other assets	(350)	(36)

NET CASH USED IN INVESTING ACTIVITIES	(50,988)	(88,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,008	955
Proceeds from issuance of long-term debt	24,806	—
Principal payments on long-term debt	(6,216)	(5,033)
Payment of cash dividends	(2,275)	(2,238)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	22,323	(6,316)

Increase (decrease) in cash and cash equivalents	33,386	(27,462)
Cash and cash equivalents at beginning of period	42,692	66,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,078	$38,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,469	$1,705
Income taxes	$2,368	$3,159

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, except that subsequent to June 30, 2002, the Company identified certain restatement adjustments to previously reported amounts. As discussed further in Notes E and J, the adjustments primarily relate to the Company’s maintenance activities and related costs and accounting for CRJ engine modifications, aircraft purchase incentives, early EMB lease terminations and contract revenue recognition. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note D – Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of June 30, 2002 and December 31, 2001 was as follows (in thousands):

	June 30, 2002			December 31, 2001

Investment Types	Cost	Market Value		Cost	Market Value

Commercial paper	$—	$		$7,307	$7,390
Bond funds	230,070		226,676	187,427	184,295
Corporate notes	31,135		31,079	61,198	61,599
Asset backed securities	29,560		29,887	10,623	10,670
Other	—		—	4,073	4,068

	290,765		287,642	270,628	268,022

Allowance for unrealized depreciation	(3,123)		—	(2,606)	—

Total	$287,642		$287,642	$268,022	$268,022

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable securities had the following maturities as of June 30, 2002 (in thousands):

Maturities	Amount

Year 2002	$161,335
Year 2003 through 2005	111,320
Thereafter	14,987

$287,642

Note E — Maintenance and Change in Accounting Principle

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company’s historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and was using the accrual method for Canadair Regional Jet (CRJ) engines through December 31, 2001. As discussed below, effective January 1, 2002 the Company changed its method of accounting for CRJ engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2001 through December 31, 2001. Pursuant to the Services Agreement, GE assumed responsibility for the CRJ engine hours accumulated at the inception of the Services Agreement and agreed to perform certain engine improvements at no additional cost to the Company. As a result, the engine overhaul accrual at the inception of the Services Agreement of $14.9 million was being amortized, based on the sixteen-year term of the Services Agreement, to offset a portion of the amounts paid under the Services Agreement. Additionally, a portion of the amounts paid under the Services Agreement applicable to the engine improvements to be performed by GE, was recorded as a prepayment towards the future engine improvements to be capitalized.

In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume based on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As disclosed in Note K, on December 31, 2002 the Services Agreement was further amended.

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002,

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). This cumulative effect of change in accounting principle was not recorded in the condensed consolidated financial statements or notes thereto included in the Company’s original Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002; however, the cumulative effect of change in accounting principle has been reflected in the accompanying restated June 30, 2002 condensed consolidated financial statements. Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and therefore a maintenance contract liability to GE, of $11.7 million, based on the fixed rate per-engine-hour, has been recorded in the accompanying restated June 30, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $11.7 million. The maintenance contract asset has been recorded because under the “direct-expense method” the Company does not record maintenance expense until the actual maintenance event occurs.

The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2001	2001	2001

	(Historical)	(Pro forma)	(Historical)	(Pro forma)

Operating expenses	$124,678	$123,161	$244,640	$242,167
Operating income	24,986	26,503	36,218	$38,691
Net income	17,673	18,598	27,866	$29,375
Net income per share:
Basic	$0.32	$0.33	$0.50	$0.52
Diluted	$0.31	$0.32	$0.49	$0.51

Note F — Passenger and Freight Revenue

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta Air Lines (Delta) and United Airlines (United), revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability, which is included in other current liabilities in the accompanying condensed consolidated financial statements.

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

Note G — Income Taxes

For the three and six months ended June 30, 2002 and 2001, the Company provided for income taxes based upon the estimated annualized effective tax rate. At June 30, 2002, the Company recorded a net current deferred tax asset of $12.7 million (restated) and a net noncurrent deferred tax liability of $55.0 million (restated). At December 31, 2001, the Company recorded a net current deferred tax asset of $11.1 million and a net noncurrent deferred tax liability of $41.2 million. The net current deferred tax assets are included in Other Current Assets in the accompanying condensed consolidated balance sheets.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note H — Net Income Per Common Share

Basic net income per common share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the periods. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if outstanding stock options were exercised. The calculation of the weighted average number of common shares outstanding is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Weighted average number of common shares outstanding	57,117	56,133	57,028	56,082
Effect of outstanding stock options	457	1,282	524	1,087

Weighted average number of shares for diluted net income per common share	57,574	57,415	57,552	57,169

During the three and six months ended June 30, 2002, 2,120,000 and 3,166,000 stock options were excluded from the computation of Diluted EPS due to their antidilutive effect. There were no stock options excluded during the three and six months ended June 30, 2001.

Note I – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with stockholders. For the periods ended June 30, 2002 and 2001, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation and depreciation on marketable securities. The Company recorded net unrealized appreciation of $1.2 million and net unrealized depreciation of $0.7 million, net of income taxes, on marketable securities for the three months ended June 30, 2002 and 2001, respectively. The Company recorded net unrealized depreciation of $0.3 million and $0.6 million, net of income taxes, on marketable securities for the six months ended June 30, 2002 and 2001, respectively. These adjustments have been reflected in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Restated)		(Restated)

Net income	$21,912	$17,673	$46,157	$27,866
Unrealized appreciation(depreciation) on marketable securities	1,156	(676)	(315)	(626)

Total comprehensive income	$23,068	$16,997	$45,842	$27,240

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note J – Restatement of Financial Statements

The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. As disclosed in Note E, the Company’s previously issued consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to correct the accounting for the cumulative effect of a change in accounting principle and the continuing contractual liability under the Services Agreement with GE. The restatements to the December 31, 2001 and March 31, 2002 consolidated financial statements have required that the accompanying condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 be restated to reflect the impact of the prior period restatement adjustments. The Company has also adjusted the accompanying June 30, 2002 condensed consolidated financial statements to correct the accounting for certain contract revenues and maintenance expenses, as well as the related income tax effect. As a result of the Company’s change in accounting for CRJ engine overhaul costs from the accrual method to the direct-expense method effective January 1, 2002, the Company deferred a portion of its contract revenue until the Company incurred the related maintenance event. Subsequently, the Company determined that its contractual arrangement with its partner did not provide a basis for the deferral of revenue in accordance with applicable accounting standards. Additionally, the Company restated its maintenance expense as a result of not properly recording an accrual for maintenance costs. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2002	2002	2002

	(Previously		(Previously
	Reported)	(Restated)	Reported)	(Restated)
Passenger revenue	$185,998	$187,835	$359,213	$361,050
Total operating revenues	187,396	189,233	361,742	363,579
Flying operations	78,576	78,521	154,642	154,822
Maintenance	18,506	16,506	37,036	36,212
Depreciation and amortization	15,022	14,328	26,858	26,751
General and administrative	11,921	11,621	21,833	21,259
Total operating expenses	159,560	156,511	309,726	308,401
Operating income	27,836	32,722	52,016	55,178
Income before income tax	31,036	35,922	58,425	61,587
Provision for income taxes	12,104	14,010	22,786	24,019
Income before cumulative effect of change in accounting principle	18,932	21,912	35,639	37,568
Cumulative effect of change in accounting principle, net of tax	—	—	—	8,589
Net income	18,932	21,912	35,639	46,157

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.33	$0.38	$0.62	$0.66
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Basic earnings per share:	$0.33	$0.38	$0.62	$0.81

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.33	$0.38	$0.62	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Diluted earnings per share	$0.33	$0.38	$0.62	$0.80

Net cash provided by operating activities			$67,652	$62,051
Net cash used in investing activities			(54,089)	(50,988)

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

	June 30,	June 30,
	2002	2002

	(Previously
	Reported)	(Restated)
Other current assets	$12,911	$9,282
Total current assets	463,442	459,813
Aircraft and rotable spares	433,137	440,505
Accumulated depreciation and amortization	(179,324)	(180,537)
Property and equipment, net	439,062	445,217
Maintenance contract asset	—	11,727
Total assets	906,014	920,267

Engine overhaul accrual	5,593	—
Other current liabilities	2,271	8,717
Total current liabilities	118,692	107,488
Deferred income taxes payable	55,713	55,029
Deferred aircraft credits	7,961	17,769
Maintenance contract liability	—	11,727
Retained earnings	297,291	301,897
Total stockholders’ equity	592,407	597,013
Total liabilities and stockholders’ equity	906,014	920,267

Note K – Subsequent Events

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

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company’s United Express operations have essentially been under contract flying arrangements since inception of the United agreement in 1997. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all if its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of June 30, 2002, approximately 68% of SkyWest’s capacity was under the Delta code and 32% was under the United code. As of June 30, 2002, the Company has agreements to acquire an additional 87 CRJs through January 2005 and options for an additional 119 CRJs. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2001. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and are included in the Company’s Amendment No.1 to Annual Report on Form 10-K/A for the year ended December 31, 2001, which has been filed with the Securities and Exchange Commission. Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to revenue recognition, aircraft maintenance, and impairment of long-lived assets. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from such estimates.

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

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

accrual method, and it is the predominant method used in the airline industry. Accordingly, during the three months ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $ 5.5 million).

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

Impairment of Long-Lived Assets

As of June 30, 2002, the Company had $445.2 million (restated) of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

Restatement of Financial Statements

The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. As disclosed in Note E to the Condensed Consolidated Financial Statements included herein, the Company’s previously issued condensed consolidated financial statements as of and for the three months ended March 31, 2002 have been restated to correct the accounting for the cumulative effect of a change in accounting principle and the continuing contractual liability under the Services Agreement with GE. The restatements to the December 31, 2001 and March 31, 2002 consolidated financial statements have required that the Condensed Consolidated Financial Statements as of and for the three and six months ended June 30, 2002 be restated to reflect the impact of the prior period restatement adjustments. The Company has also adjusted the accompanying June 30, 2002 condensed consolidated financial statements to correct the accounting for certain contract revenues and maintenance expenses, as well as the related income tax effect. As a result of the Company’s change in accounting for CRJ engine overhaul costs from the accrual method to the direct-expense method effective January 1, 2002, the Company deferred a portion of its contract revenue until the Company incurred the related maintenance event. Subsequently, the Company determined that its contractual arrangement with its partner did not provide a basis for the deferral of revenue in accordance with applicable accounting standards. Additionally, the Company restated its maintenance expense as a result of not properly recording an accrual for maintenance costs. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2002 (in thousands, except per share amounts):

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2002	2002	2002

	(Previously		(Previously
	Reported)	(Restated)	Reported)	(Restated)
Passenger revenue	$185,998	$187,835	$359,213	$361,050
Total operating revenues	187,396	189,233	361,742	363,579
Flying operations	78,576	78,521	154,642	154,822
Maintenance	18,506	16,506	37,036	36,212
Depreciation and amortization	15,022	14,328	26,858	26,751
General and administrative	11,921	11,621	21,833	21,259
Total operating expenses	159,560	156,511	309,726	308,401
Operating income	27,836	32,722	52,016	55,178
Income before income tax	31,036	35,922	58,425	61,587
Provision for income taxes	12,104	14,010	22,786	24,019
Income before cumulative effect of change in accounting principle	18,932	21,912	35,639	37,568
Cumulative effect of change in accounting principle, net of tax	—	—	—	8,589
Net income	18,932	21,912	35,639	46,157

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.33	$0.38	$0.62	$0.66
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Basic earnings per share:	$0.33	$0.38	$0.62	$0.81

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.33	$0.38	$0.62	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Diluted earnings per share	$0.33	$0.38	$0.62	$0.80

Net cash provided by operating activities			$67,652	$62,051
Net cash used in investing activities			(54,089)	(50,988)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

	June 30,	June 30,
	2002	2002

	(Previously
	Reported)	(Restated)
Other current assets	$12,911	$9,282
Total current assets	463,442	459,813
Aircraft and rotable spares	433,137	440,505
Accumulated depreciation and amortization	(179,324)	(180,537)
Property and equipment, net	439,062	445,217
Maintenance contract asset	—	11,727
Total assets	906,014	920,267

Engine overhaul accrual	5,593	—
Other current liabilities	2,271	8,717
Total current liabilities	118,692	107,488
Deferred income taxes payable	55,713	55,029
Deferred aircraft credits	7,961	17,769
Maintenance contract liability	—	11,727
Retained earnings	297,291	301,897
Total stockholders’ equity	592,407	597,013
Total liabilities and stockholders’ equity	906,014	920,267

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

New Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during the year ending December 31, 2003. Management does not expect this statement to have a material impact on the Company’s operations or financial position.

In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 on January 1, 2002, which did not have a material impact on the Company’s financial position or results of operations.

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

In April 2002 the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, should not be classified as extraordinary items. Accordingly, SFAS No. 145 rescinds SFAS No. 44, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material impact on the Company’s operations or financial position.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Operating Statistics:

	Three Months Ended			Six Months Ended
	June 30,			June 30,

	2002	2001	% Change	2002	2001	% Change

	(Restated)			(Restated)
Passengers carried	2,083,290	1,601,435	30.1	3,953,431	2,975,590	32.9
Revenue passenger miles (000s)	725,305	402,184	80.3	1,362,910	727,177	87.4
Available seat miles (000s)	1,049,634	647,128	62.2	2,020,744	1,241,547	62.8
Passenger load factor	69.1%	62.1%	7.0 pts	67.4%	58.6%	8.8 pts
Passenger breakeven load factor	57.2%	51.7%	5.5 pts	57.2%	51.0%	6.2 pts
Yield per revenue passenger mile	25.9¢	36.9¢	(29.8)	26.5¢	38.2¢	(30.6)
Revenue per available seat mile	18.0¢	23.1¢	(22.1)	18.0¢	22.6¢	(20.4)
Cost per available seat mile	14.9¢	19.3¢	(22.8)	15.3¢	19.7¢	(22.3)
Average passenger trip (miles)	348	251	38.6	345	244	41.4

Results of Operations:

The following tables set forth information regarding the Company’s operating expense components. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended June 30,

	2002 (Restated)			2001

		Percent	Center		Percent	Cents
		of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM

Salaries, wages and employee benefits	$48,064	25.4	4.6	$39,237	26.2	6.1
Aircraft costs	40,792	21.6	3.9	27,036	18.1	4.2
Maintenance	8,472	4.5	0.8	13,274	8.9	2.1
Fuel	21,954	11.6	2.1	18,312	12.2	2.8
Other airline expenses	37,229	19.7	3.5	26,819	17.9	4.1
Interest	35	0.0	0.0	—	0.0	0.0

Total airline expenses	$156,546		14.9	$124,678		19.3

	Six Months Ended June 30,

	2002 (Restated)			2001

		Percent	Center		Percent	Cents
		of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM

Salaries, wages and employee benefits	$94,297	25.9	4.7	$77,300	27.5	6.2
Aircraft costs	77,937	21.4	3.9	51,706	18.4	4.2
Maintenance	21,293	5.9	1.1	26,485	9.4	2.1
Fuel	42,040	11.6	2.1	35,647	12.7	2.9
Other airline expenses	72,834	20.0	3.5	53,502	19.0	4.3
Interest	87	0.0	0.0	—	0.0	0.0

Total airline expenses	$308,488		15.3	$244,640		19.7

For the Three Months Ended June 30, 2002 and 2001

Net income increased to $21.9 million (restated), or $0.38 per diluted share (restated), for the three months ended June 30, 2002, compared to $17.7 million, or $0.31 per diluted share, for the three months ended June 30, 2001. Consolidated operating revenues increased 26.4% to $189.2 million for the three months ended June 30, 2002, from $149.7 million for the three months ended June 30, 2001.

Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 26.7% to $188.0 million for the three months ended June 30, 2002 from $148.3 million or 99.1% of consolidated operating revenues for the three months ended June 30, 2001. The increase was due primarily to an 80.3% increase in revenue passenger miles, principally as a result of the delivery of additional CRJ’s over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed five CRJs in service during the three months ended June 30, 2002. One of these aircraft was placed in service under the Delta Connection operations and four were placed in service under the United Express operations. Revenue per ASM decreased 22.1% to 18.0¢ for the three months ended June 30, 2002 from 23.1¢ for the three months ended June 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

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

Total operating expenses and interest increased 25.5% to $156.5 million (restated) for the three months ended June 30, 2002, compared to $124.7 million for the three months ended June 30, 2001. The increase in total operating expenses and interest was due to the respective growth in the CRJ fleet year over year. As a percentage of consolidated operating revenues, total operating expenses and interest decreased slightly to 82.7% for the three months ended June 30, 2002, from 83.3% for the three months ended June 30, 2001.

Airline operating costs per ASM (including interest expense) decreased 22.8% to 14.9¢ for the three months ended June 30, 2002, from 19.3¢ for the three months ended June 30, 2001. The decrease was primarily due to the increased capacity of CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.4% for the three months ended June 30, 2002, from 26.2% for the three months ended June 30, 2001. The decrease was primarily due to revenues increasing 26.4% period over period while salaries, wages and employee benefits increased only 22.5% period over period. Additionally, the Company is experiencing higher than average load factors as the Company adds CRJs in its new markets. The average number of full-time equivalent employees increased 16.5% to 4,701 for the three months ended June 30, 2002, compared to 4,034 for the three months ended June 30, 2001. The increase in number of employees was due, in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.6¢ for the three months ended June 30, 2002, compared to 6.1¢ for the three months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 21.6% for the three months ended June 30, 2002, from 18.1% for the three months ended June 30, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.9¢ for the three months ended June 30, 2002, from 4.2¢ for the three months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 4.5% for the three months ended June 30, 2002, compared to 8.9% for the three months ended June 30, 2001. The decrease was primarily due to the higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 0.8¢ for the three months ended June 30, 2002, compared to 2.1¢ for the three months ended June 30, 2001. The decrease in cost per ASM is primarily due to the Company’s change from the accrual method to the direct-expense method in accounting for CRJ engine overhaul costs. Additionally, the decrease was due to the increase in stage lengths flown by the CJRs and a higher mix of new aircraft within the fleet.

Fuel costs decreased as a percentage of airline operating revenues to 11.6% for the three months ended June 30, 2002 from 12.2% for the three months ended June 30, 2001. This decrease was primarily due to the average price of fuel decreasing 16.2% per gallon to $0.93 from $1.11. Fuel costs per ASM decreased to 2.1¢ for the three months ended June 30, 2002 from 2.8¢ for the three months ended June 30, 2001.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased as a percentage of airline operating revenues to 19.7% for the three months ended June 30, 2002, from 17.9% for the three months ended June 30, 2001. The increase was primarily due to the increase in liability insurance as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 14.6% to 3.5¢ for the three months ended June 30, 2002, from 4.1¢ for the three months ended June 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

For the Six Months Ended June 30, 2002 and 2001

Net income increased to $46.2 million (restated), or $0.80 per diluted share (restated), for the six months ended June 30, 2002, compared to $27.9 million, or $0.49 per diluted share, for the six months ended June 30, 2001. Net income for the six months ended June 30, 2002 includes the cumulative effect of change in accounting principle of $8.6 million (net of taxes of $5.5 million), or $0.15 per diluted share. Consolidated operating revenues increased 29.5% to $363.6 million for the six months ended June 30, 2002, from $280.9 million for the six months ended June 30, 2001.

Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 29.8%, to $361.1 million, for the six months ended June 30, 2002 from $278.1 million or 99.0% of consolidated operating revenues for the six months ended June 30, 2001. The increase was due primarily to an 87.4% increase in revenue passenger miles, principally as a result of the integration of additional CRJ’s over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed seven CRJs in service during the six months ended June 30, 2002. Two of these aircraft were placed in service under the Delta Connection operations and five were placed in service under the United Express operations. Revenue per ASM decreased 20.4% to 18.0¢ for the six months ended June 30, 2002, from 22.6¢ for the six months ended June 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Total operating expenses and interest increased 26.1% to $308.5 million (restated) for the six months ended June 30, 2002, compared to $244.6 million for the six months ended June 30, 2001. The increase in total operating expenses and interest was due to the respective growth in the CRJ fleet year over year. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 84.8% for the six months ended June 30, 2002, from 87.1% for the six months ended June 30, 2001. The decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the transition from a pro-rate and contract flying mix to all contract flying effective January 1, 2002.

Airline operating costs per ASM (including interest expense) decreased 22.3% to 15.3¢ for the six months ended June 30, 2002, from 19.7¢ for the six months ended June 30, 2001. The decrease was primarily due to the increased capacity by CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.9% for the six months ended June 30, 2002, from 27.5% for the six months ended June 30, 2001. The decrease was primarily due to revenues increasing 29.5% period over period while salaries, wages and employee benefits increased only 22.0% period over period. Additionally, the Company is experiencing higher than average load factors as the Company adds CRJs in its new markets. The average number of full-time equivalent employees increased 15.0% to 4,604 for the six months ended June 30, 2002, compared to 4,005 for the six months ended June 30, 2001. The increase in number of employees was due, in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.7¢ for the six months ended June 30, 2002, compared to 6.2¢ for the six months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 21.4% for the six months ended June 30, 2002, from 18.4% for the six months ended June 30, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.9¢ for the six months ended June 30, 2002, from 4.2¢ for the six months ended June 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 5.9% for the six months ended June 30, 2002, compared to 9.4% for the six months ended June 30, 2001. The decrease was primarily due to the higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.1¢ for the six months ended June 30, 2002, compared to 2.1¢ for the six months ended June 30, 2001. The decrease in cost per ASM is primarily due to the Company’s change from the accrual method to the direct-expense method in accounting for CRJ engine overhaul costs. Additionally, the decrease was due partially to the increase in stage lengths flown by the CJRs and a higher mix of new aircraft within the fleet.

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

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased slightly as a percentage of airline operating revenues to 20.0% for the six months ended June 30, 2002, from 19.0% for the six months ended June 30, 2001. The increase was primarily due to the increase in liability insurance as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 22.9% to 3.5¢ for the six months ended June 30, 2002, from 4.3¢ for the six months ended June 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources

The Company had working capital of $352.3 million (restated) and a current ratio of 4.3:1 at June 30, 2002, compared to working capital of $270.8 million and a current ratio of 3.3:1 at December 31, 2001. The principal sources of funds during the six months ended June 30, 2002 were $62.1 million generated from operations, $24.8 million of proceeds from issuance of long-term debt, $18.8 million of proceeds from the sale of property and equipment, $6.0 million from the sale of common stock in connection with the exercise of stock options and the sale of common stock through the Company’s employee stock purchase plan and $4.5 million from return of aircraft deposits. During the six months ended June 30, 2002, the Company invested $33.2 million in flight equipment, $19.9 million in marketable securities, $12.4 million in rotable spares and $8.5 million in buildings and ground equipment. The Company also reduced long-term debt by $6.2 million and paid $2.3 million in cash dividends. These factors resulted in a $33.4 million increase in cash and cash equivalents during the six months ended June 30, 2002.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $287.6 million at June 30, 2002 compared to $268.0 million at December 31, 2001. At June 30, 2002, the total capital mix was 82.0% equity and 18.0% debt, compared to 82.8% equity and 17.2% debt at December 31, 2001.

The Company expended approximately $35.2 million for non-aircraft capital expenditures during the six months ended June 30, 2002. These expenditures consisted primarily of $7.6 million for aircraft improvements, $12.0 million for rotable spares, $8.8 million for buildings, ground equipment and other assets and $6.8 million for aircraft engine overhauls.

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

Significant Commitments and Obligations

During the six months ended June 30, 2002, SkyWest took delivery of nine CRJs in connection with expansion of its Delta Connection and United Express operations. Additionally, as of June 30, 2002, SkyWest had agreed to acquire an additional 87 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.7 billion. SkyWest commenced delivery of these aircraft in July 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At June 30, 2002, the Company leased 108 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.3 billion at June 30, 2002. At a 7.0% discount factor, the present value of these lease obligations would be equal to approximately $813.7 million at June 30, 2002.

Substantially all the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $18.9 million of the long-term debt, at June 30, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $21.4 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at June 30, 2002. The average effective rate on the debt related to the CRJ aircraft of $95.1 million was 5.1% at June 30, 2002, and is not subject to subsidy payments.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002, per the Company’s contracts, both of the Company’s major partners, Delta and United, will bear the economic risk of fuel price fluctuations. As such, the Company reasonably expects that its results from operations will no longer be directly affected by fuel price volatility.

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
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Item 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 7, 2002. The shareholders elected the following directors to serve for one year and until their successors are duly elected and qualified:

Name	Shares Voted For

Jerry C. Atkin	43,221,064
Sidney J. Atkin	43,167,112
J. Ralph Atkin	43,173,666
Mervyn K. Cox	43,351,721
Ian M. Cumming	43,351,731
Steven F. Udvar-Hazy	43,276,693
Hyrum W. Smith	43,349,453
Henry J. Eyring	43,351,731
Robert G. Sarver	43,832,150

Item 6: Exhibits and Reports on Form 8-K

a.	Reports on Form 8-K — On June 28, 2002, the Company filed a Current Report on Form 8-K reporting the decision of its Board of Directors to change independent auditors.

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

Date: February 7, 2003

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