Form 10-Q
period 2002-09-30
SKYWEST INC
filed 2003-02-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934)

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 4, 2003

Common stock, no par value	57,645,478

SKYWEST, INC.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

ASSETS

	September 30,	December 31,
	2002	2001

CURRENT ASSETS:
Cash and cash equivalents	$85,203	$42,692
Marketable securities	313,222	268,022
Receivables, net	20,289	20,112
Inventories	25,887	23,283
Prepaid aircraft rents	26,257	14,468
Other current assets	14,858	17,979

Total current assets	485,716	386,556

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	565,963	397,269
Deposits on aircraft	97,672	115,892
Buildings and ground equipment	74,351	84,231

	737,986	597,392
Less accumulated depreciation and amortization	(193,712)	(155,686)

	544,274	441,706

MAINTENANCE CONTRACT ASSET	16,065	—

OTHER ASSETS	3,452	3,304

	$1,049,507	$831,566

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2002	2001

CURRENT LIABILITIES:
Current maturities of long-term debt	$12,882	$12,151
Accounts payable	29,405	36,278
Accrued salaries, wages and benefits	21,694	20,932
Accrued aircraft rents	16,819	19,960
Engine overhaul accrual	—	14,081
Income taxes payable	10,518	—
Taxes other than income taxes	8,604	3,845
Other current liabilities	8,905	8,491

Total current liabilities	108,827	115,738

LONG-TERM DEBT, net of current maturities	226,389	113,688

DEFERRED INCOME TAXES PAYABLE	57,166	41,173

DEFERRED AIRCRAFT CREDITS	18,720	15,127

MAINTENANCE CONTRACT LIABILITY	16,065	—

STOCKHOLDERS’ EQUITY:
Common stock	320,155	309,691
Retained earnings	323,671	258,024
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(1,201)	(1,590)

Total stockholders’ equity	622,340	545,840

	$1,049,507	$831,566

     See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated -		(Restated -
		see Note K)		see Note K)
OPERATING REVENUES:
Passenger	$201,458	$154,050	$562,508	$432,153
Freight and other	1,255	1,490	3,784	4,245

	202,713	155,540	566,292	436,398

OPERATING EXPENSES:
Flying operations	85,505	67,047	240,327	181,180
Customer service	31,476	25,452	93,103	68,510
Maintenance	23,733	28,861	59,945	66,231
Depreciation and amortization	14,483	13,155	41,234	33,253
General and administrative	10,233	8,636	31,492	25,556
Promotion and sales	4,149	7,121	11,879	20,182
US Government airline assistance	(1,438)	(5,657)	(1,438)	(5,657)

	168,141	144,615	476,542	389,255

OPERATING INCOME	34,572	10,925	89,750	47,143

OTHER INCOME (EXPENSE):
Interest expense	(165)	—	(252)	—
Interest income	3,171	3,627	9,667	13,094

	3,006	3,627	9,415	13,094

INCOME BEFORE INCOME TAXES	37,578	14,552	99,165	60,237
PROVISION FOR INCOME TAXES	14,655	5,674	38,674	23,493

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	22,923	8,878	60,491	36,744
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX OF $5,492	—	—	8,589	—

NET INCOME	$22,923	$8,878	$69,080	$36,744

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.40	$0.16	$1.06	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	0.15	—
Basic earnings per share	$0.40	$0.16	$1.21	$0.65
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$0.40	$0.15	$1.05	$0.64
Cumulative effect of change in accounting principle, net of tax	—	—	0.15	—
Diluted earnings per share	$0.40	$0.15	$1.20	$0.64
WEIGHTED AVERAGE COMMON SHARES:
Basic	57,426	56,517	57,160	56,227
Diluted	57,584	57,377	57,563	57,238

See notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

		(Restated -
		see Note K)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,080	$36,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,234	33,253
Maintenance expense related to disposition of rotable spares	997	814
Increase in deferred income taxes	15,993	8,683
Tax benefit from exercise of common stock options	1,607	5,554
Deferred aircraft credits	3,593	4,806
Changes in operating assets and liabilities:
Increase in receivables, net	(177)	(15,732)
Increase in inventories	(2,604)	(2,520)
Increase in prepaid aircraft rents and other current assets	(8,668)	(12,853)
(Decrease) increase in accounts payable	(6,873)	6,520
(Decrease) increase in engine overhaul accrual	(14,081)	13,265
Increase in other current liabilities	13,300	2,548

NET CASH PROVIDED BY OPERATING ACTIVITIES	113,401	81,082

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and maturities of marketable securities, net	(44,811)	(33,061)
Acquisition of property and equipment:
Aircraft and rotable spares	(172,683)	(45,573)
Deposits on aircraft	—	(25,157)
Buildings and ground equipment	(8,905)	(27,160)
Proceeds from sales of property and equipment	18,785	—
Return of deposits on aircraft and rotable spares	18,220	7,658
Increase in other assets	(364)	(312)

NET CASH USED IN INVESTING ACTIVITIES	(189,758)	(123,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	8,857	12,495
Proceeds from issuance of long-term debt	122,283	—
Principal payments on long-term debt	(8,851)	(6,895)
Payment of cash dividends	(3,421)	(3,362)

NET CASH PROVIDED BY FINANCING ACTIVITIES	118,868	2,238

Increase (decrease) in cash and cash equivalents	42,511	(40,285)
Cash and cash equivalents at beginning of period	42,692	66,190

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$85,203	$25,905

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,924	$2,886
Income taxes	$7,545	$11,019

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A – Condensed Consolidated Financial Statements

The condensed consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Note D – Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of September 30, 2002 and December 31, 2001 was as follows (in thousands):

	September 30, 2002		December 31, 2001

Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$10,000	$10,000	$7,307	$7,390
Bond funds	245,537	243,683	187,427	184,295
Corporate notes	35,802	35,690	61,198	61,599
Asset backed securities	23,852	23,849	10,623	10,670
Other	—	—	4,073	4,068

Total investment	315,191	313,222	270,628	268,022
Allowance for unrealized depreciation	(1,969)	—	(2,606)	—

Total net investment	$313,222	$313,222	$268,022	$268,022

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Marketable securities had the following maturities as of September 30, 2002 (in thousands):

Maturities	Amount

Year 2002	$191,549
Years 2003 through 2005	117,200
Thereafter	4,473

$313,222

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

In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the time of the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were scheduled to resume based on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002, as compared to the payments that would have been made under the Services Agreement during 2002. As disclosed in Note M below, on December 31, 2002 the Services Agreement was further amended.

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct expense method is preferable in the circumstances because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

	Restated	Pro forma

Three Months Ended September 30, 2001:
Operating expenses	$144,615	$143,575
Operating income	10,925	11,965
Net income	8,878	9,511
Net income per common share:
Basic	$0.16	$0.17
Diluted	0.15	0.17
Nine Months Ended September 30, 2001:
Operating expenses	$389,255	$385,742
Operating income	47,143	50,656
Net income	36,744	38,887
Net income per common share:
Basic	$0.65	$0.69
Diluted	0.64	0.68

The Letter Agreement discussed above did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and therefore a maintenance contract liability to GE of $16.1 million based on the fixed rate per-engine-hour, has been recorded in the accompanying September 30, 2002 balance sheet with a corresponding maintenance contract asset of $16.1 million. The maintenance contract asset has been recorded since under the “expense method” the Company does not record maintenance expense until the actual maintenance event occurs.

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

In 2000 and 1997, the Company reached separate ten-year agreements with Delta Airlines (Delta) and United Airlines (United), respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the annual negotiations for the fee-per-departure rates are not completed with respect to a period, the Company records revenues based on the prior period’s approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. As of September 30, 2002, the Company and Delta had established rates to be in effect for the Company’s Delta Connection flights throughout 2002. Negotiations with United with respect to finalized 2002 rates are ongoing. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

Note G — Income Taxes

For the three and nine months ended September 30, 2002 and 2001, the Company provided for income taxes based upon the estimated annualized effective tax rate. At September 30, 2002, the Company recorded a net current deferred tax asset of $15.3 million and a net noncurrent deferred tax liability of $57.2 million. At December 31, 2001, the Company recorded net current deferred tax assets of $11.1 million and net noncurrent deferred tax liabilities of $41.2 million. The net current deferred tax assets are included in other current assets in the accompanying condensed consolidated balance sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated)		(Restated)
Weighted average number of common shares outstanding	57,426	56,517	57,160	56,227
Effect of outstanding stock options	158	860	403	1,011

Weighted average number of shares for diluted net income per common share	57,584	57,377	57,563	57,238

During the three months ended September 30, 2002 and 2001, 2,791,000 and 1,742,000 stock options were excluded from the computation of Diluted EPS, respectively, and for the nine months ended September 30, 2002 and 2001, 1,985,000 and 580,000 stock options were excluded due to their antidilutive effect, respectively.

Note I — Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the results of transactions with stockholders. For the three and nine month periods ended September 30, 2002 and 2001, comprehensive income includes net income and adjustments, net of tax, to reflect unrealized appreciation on marketable securities. These adjustments have been reflected as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

		(Restated -		(Restated-
		See Note K)		See Note K)
Net income	$22,923	$8,878	$69,080	$36,744
Unrealized appreciation on marketable securities	704	735	389	109

Total comprehensive income	$23,627	$9,613	$69,469	$36,853

J — U.S. Government Airline Assistance

In September 2001, the U.S. federal government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for the direct losses suffered as a result of any federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. During the three months ended September 30, 2002, the Company received its final payment under the act of $1.4 million.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

Note K — Restatement of Prior Periods

During the fourth quarter of 2002, the Company determined that during 2001 it had not properly accounted for certain CRJ engine overhaul costs under the accrual method nor had it properly accounted for certain CRJ engine modifications and aircraft purchase incentives. The Company’s previously issued consolidated financial statements as of and for the year ended December 31, 2001 and for the three and nine months ended September 30, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2001	2001	2001

	(Previously	(Restated)	(Previously	(Restated)
	Reported)		Reported)
Maintenance	$19,653	$28,861	$57,023	$66,231
Total expenses	135,407	144,615	380,047	389,255
Operating income	20,133	10,925	56,351	47,143
Income before income taxes	23,760	14,552	69,445	60,237
Provision for income taxes	9,265	5,674	27,084	23,493
Net income	$14,495	$8,878	$42,361	$36,744

Net income per common share:
Basic	$0.26	$0.16	$0.76	$0.65
Diluted	0.25	0.15	0.74	0.64

Net cash provided by operating activities			$76,276	$81,082
Net cash used in investing activities			(118,799)	(123,605)

L — Interim Debt Financing

The Company acquired temporary debt financing of approximately $97.5 million in connection with six new CRJs that were added to the fleet during the quarter ended September 30, 2002. Subsequent to September 30, 2002, all of these aircraft were refinanced through long-term operating lease arrangements made with third parties. The outstanding debt related to this temporary financing is included in long-term debt in the accompanying condensed consolidated balance sheet as of September 30, 2002.

M — Subsequent Events

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company estimates that as of the date of United’s bankruptcy filing, United owed the Company approximately $13.5 million for United Express services rendered prior to the filing. It is the Company’s understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $4.1 million. The Company believes that United’s bankruptcy filing will not have a material adverse impact on the Company’s ability to collect the net amounts receivable from United as of September 30, 2002, however, United’s bankruptcy could have a material adverse impact on the Company’s future contract revenue and or operating results.

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

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Continued)

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through SkyWest Airlines, Inc. (SkyWest), operates a regional airline offering scheduled passenger service with over 1,000 daily departures to 87 cities in 24 states and Canada. All of SkyWest’s flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. (Delta) or United Airlines, Inc. (United). Total operating revenues and passengers carried have grown consistently from 1997 through 2001, at compounded annual growth rates of approximately 23.1 % and 21.1%, respectively. In 1997, SkyWest generated approximately 1.5 billion available seat miles (ASMs) and had a fleet of fifty 30-seat Embraer EMB-120 Brasilia turboprops (Brasilias) and ten 50-seat Canadair Regional Jets (CRJs) at year end. As a result of expanding the Company’s code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 2.8 billion ASMs in 2001 with a fleet of 82 Brasilias and 49 CRJs at December 31, 2001.

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

Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure, incentives related to passenger volumes and levels of customer service and certain reimbursable costs. The Company’s United Express operations have essentially been under contract flying arrangements since inception of the United agreement in 1997. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2001, approximately 55% of SkyWest’s capacity was under the Delta code and 45% was under the United code. As of September 30, 2002, approximately 64% of SkyWest’s capacity was under the Delta code and 36% was under the United code. As of September 30, 2002, the Company has agreements to acquire an additional 81 CRJs with deliveries through January 2005 and options for an additional 119 CRJs. These aircraft will be allocated between the Company’s Delta Connection and United Express operations.

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. United’s bankruptcy filing illustrates the tremendous operational and financial challenges faced by the airline industry in general, and the Company’s major partners in particular. As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners. Management believes these developments will impact many aspects of the Company’s operations and financial performance. In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2001. Those financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and are included in the Company’s Amendment No. 1 to Annual Report on Form 10-K/A for the year ended December 31, 2001 which has been filed with the Securities and Exchange Commission. Critical accounting policies are those policies that are most important to the preparation of the Company’s consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to revenue recognition, aircraft maintenance, and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from such estimates.

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on the prior periods approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. As of September 30, 2002, the Company and Delta had established rates to be in effect for the Company’s Delta Connection flights throughout 2002. Negotiations with United with respect to finalized 2002 rates are ongoing. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company estimates that as of the date of United’s bankruptcy filing, it was owed approximately $13.5 million for United Express services rendered prior to the filing. It is the Company’s understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $4.1 million. Management of the Company believes that United’s bankruptcy filing will not have a material adverse impact on the Company’s ability to collect the net amount receivable from United as of September 30, 2002; however, United’s bankruptcy could have a material adverse impact on the Company’s future contract revenue and or operating results.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company’s CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then using the fixed rate per-engine-hour pursuant to the Services Agreement from August 1, 2002 through December 31, 2001.

In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company’s major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As discussed below, on December 31, 2002, the Services Agreement was further amended.

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

The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

	Restated	Pro forma

Three Months Ended September 30, 2001:
Operating expenses	$144,615	$143,575
Operating income	10,925	11,965
Net income	8,878	9,511
Net income per common share:
Basic	$0.16	$0.17
Diluted	0.15	0.17
Nine Months Ended September 30, 2001:
Operating expenses	$389,255	$385,742
Operating income	47,143	50,656
Net income	36,744	38,887
Net income per common share:
Basic	$0.65	$0.69
Diluted	0.64	0.68

The Letter Agreement discussed above did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and therefore a maintenance contract liability to GE of $16.1 million based on the fixed rate per-engine-hour, has been recorded in the accompanying September 30, 2002 balance sheet with a corresponding maintenance contract asset of $16.1 million. The maintenance contract asset has been recorded since under the “direct-expense method” the Company does not record maintenance expense until the actual maintenance event occurs.

On December 31, 2002, the Company and GE agreed to further modify the Services Agreement in accordance with the terms and conditions of a Memorandum of Understanding (MOU). The MOU stipulates that the Company will pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

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

Impairment of Long-Lived Assets

As of September 30, 2002, the Company had $544.3 million of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

Restatement of Prior Periods

During the fourth quarter of 2002, the Company determined that during 2001 it had not properly accounted for certain CRJ engine overhaul costs under the accrual method nor had it properly accounted for certain CRJ engine modifications and aircraft purchase incentives. The Company’s previously issued condensed consolidated financial statements as of and for the year ended December 31, 2001 and for the three and nine months ended September 30, 2001 have been restated to correct the accounting for certain CRJ engine overhaul costs, engine modifications, aircraft purchase incentives and early EMB lease terminations. The following table summarizes the effect of the restatement adjustments on the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2001 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2001	2001	2001

	(Previously	(Restated)	(Previously	(Restated)
	Reported)		Reported)
Maintenance	$19,653	$28,861	$57,023	$66,231
Total expenses	135,407	144,615	380,047	389,255
Operating income	20,133	10,925	56,351	47,143
Income before income tax	23,760	14,552	69,445	60,237
Provision for income taxes	9,265	5,674	27,084	23,493
Net income	$14,495	$8,878	$42,361	$36,744

Net income per share:
Basic	$0.26	$0.16	$0.76	$0.65
Diluted	0.25	0.15	0.74	0.64

Net cash provided by operating activities			$76,276	$81,082
Net cash used in investing activities			(118,799)	(123,605)

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

The FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, dated August 2001. This statement supercedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS 144 on January 1, 2002, which did not have a material impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, dated April 2002. SFAS 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, should not be classified as extraordinary items. Accordingly, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company’s financial position or results of operations.

During June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provision of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material impact upon the Company’s operations or financial position.

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

Operating Statistics

	Three Months Ended				Nine Months Ended
	September 30,				September 30,

	2002	2001	% Change		2002	2001	% Change

		(Restated)	(Restated)			(Restated)	(Restated)
Passengers carried	2,181,470	1,609,246	35.6		6,134,901	4,584,836	33.8
Revenue passenger miles (000s)	774,141	465,288	66.4		2,137,051	1,192,465	79.2
Available seat miles (000s)	1,115,175	736,633	51.4		3,135,919	1,978,180	58.5
Passenger load factor	69.4%	63.2%	6.2	pts	68.1%	60.3%	7.8	pts
Passenger breakeven load factor	57.6%	58.8%	(1.2	) pts	57.2%	53.8%	3.4	pts
Yield per revenue passenger mile	26.0¢	33.1¢	(21.5)		26.3¢	36.2¢	(27.3)
Revenue per available seat mile	18.2¢	21.1¢	(13.7)		18.1¢	22.1¢	(18.1)
Cost per available seat mile	15.1¢	19.6¢	(23.0)		15.2¢	19.7¢	(22.8)
Average passenger trip (miles)	355	289	22.8		348	260	33.8

Results of Operations

The following tables set forth information regarding the Company’s operating expense components. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended September 30,

	2002			2001 (Restated)

		Percent	Cents		Percent	Cents
		of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM

Salaries, wages and employee benefits	$50,352	24.8	4.5	$43,583	28.0	5.9
Aircraft costs	39,734	19.6	3.6	32,040	20.6	4.3
Maintenance	17,434	8.6	1.6	22,526	14.5	3.1
Fuel	26,934	13.3	2.4	19,522	12.6	2.6
Other airlines expenses	35,125	17.3	3.1	32,601	21.0	4.5
US government assistance	(1,438)	(0.7)	(0.1)	(5,657)	(3.6)	(0.8)
Interest	165	0.0	0.0	—	0.0	0.0

Total airline expenses	$168,306		15.1	$144,615		19.6

	Nine Months Ended September 30,

	2002			2001 (Restated)

		Percent	Cents		Percent	Cents
		of	per		of	per
	Amount	Revenue	ASM	Amount	Revenue	ASM

Salaries, wages and employee benefits	$144,649	25.5	4.6	$120,883	27.7	6.1
Aircraft costs	117,671	20.8	3.8	83,747	19.2	4.2
Maintenance	38,728	6.8	1.2	49,011	11.2	2.5
Fuel	68,974	12.2	2.2	55,169	12.6	2.8
Other airlines expenses	107,958	19.1	3.4	86,102	19.7	4.4
US government assistance	(1,438)	(0.3)	0.0	(5,657)	(1.3)	(0.3)
Interest	252	0.0	0.0	—	0.0	0.0

Total airline expenses	$476,794		15.2	$389,255		19.7

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the Three Months Ended September 30, 2002 and 2001

Net income increased to $22.9 million or $0.40 per diluted share, for the three months ended September 30, 2002, compared to $8.9 million (restated), or $0.15 per diluted share (restated) for the three months ended September 30, 2001. Consolidated operating revenues increased 30.4% to $202.7 million (restated) for the three months ended September 30, 2002, from $155.5 million for the three months ended September 30, 2001.

Passenger revenues, which represented 99.4% of consolidated operating revenues, increased 30.8% to $201.5 million for the three months ended September 30, 2002 from $154.1 million or 99.0% of consolidated operating revenues for the three months ended September 30, 2001. The increase was due primarily to a 66.4% increase in revenue passenger miles, principally as a result of the delivery of additional CRJs over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed eight CRJs in service during the three months ended September 30, 2002. Three of these aircraft were placed in service under the Delta Connection operations and five were placed in service under the United Express operations. Revenue per ASM decreased 13.7% to 18.2¢ for the three months ended September 30, 2002, from 21.1¢ for the three months ended September 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

Passenger load factor increased to 69.4% for the three months ended September 30, 2002, from 63.2% for the three months ended September 30, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total operating expenses and interest increased 16.4% to $168.3 million for the three months ended September 30, 2002, compared to $144.6 million (restated) for the three months ended September 30, 2001. The increase in total operating expenses and interest was due to the growth in the Company’s CRJ fleet year-over-year. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 83.0% for the three months ended September 30, 2002, from 93.0% for the three months ended September 30, 2001. The decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year. The decrease was also due in part to the service disruption on September 11, 2001 when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania.

Airline operating costs per ASM (including interest expense) decreased 23.0% to 15.1¢ for the three months ended September 30, 2002, from 19.6¢ for the three months ended September 30, 2001. The decrease was primarily due to the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year and the increased capacity of the CRJs, which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 24.8% for the three months ended September 30, 2002, from 28.0% for the three months ended September 30, 2001. The decrease was primarily due to the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year as revenues increased 30.8% period-over-period while salaries, wages and employee benefits increased only 15.5% period-over-period. Additionally, the Company has experienced higher than average load factors as the Company has added CRJs in its new markets. The average number of full-time equivalent employees increased 14.4% to 4,794 for the three months ended September 30, 2002, compared to 4,189 for the three months ended September 30, 2001. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.5¢ for the three months ended September 30, 2002, compared to 5.9¢ for the three months ended September 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the Company’s fleet during the past twelve months and the corresponding increase in ASMs.

Aircraft costs, including aircraft rent and depreciation, decreased as a percentage of airline operating revenues to 19.6% for the three months ended September 30, 2002, from 20.6% for the three months ended September 30, 2001. The decrease was primarily due to the service disruption resulting from the September 11th terrorist attacks. Aircraft costs per ASM decreased to 3.6¢ for the three months ended September 30, 2002, from 4.3¢ for the three months ended September 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 8.6% for the three months ended September 30, 2002,

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

compared to 14.5% for the three months ended September 30, 2001. The decrease was primarily due to incurred method of accounting for CRJ engine overhaul costs effective January 1, 2002. The decrease is also the result of a higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.6¢ for the three months ended September 30, 2002, compared to 3.1¢ for the three months ended September 30, 2001.

Fuel costs increased as a percentage of airline operating revenues to 13.3% for the three months ended September 30, 2002, from 12.6% for the three months ended September 30, 2001. This increase was primarily due to the transition from a pro rate and contract flying mix to all contract flying effective January 1, 2002. As a result of this transition, the Company is recognizing less revenue. However, fuel costs per ASM decreased to 2.4¢ for the three months ended September 30, 2002, from 2.6¢ for the three months ended September 30, 2001. This decrease was primarily due to the increased capacity of CRJs, which are less expensive to operate on an ASM basis than Brasilias.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 17.3% for the three months ended September 30, 2002, from 21.0% for the three months ended September 30, 2001. The decrease was primarily due to the service disruption resulting from the September 11, 2001 terrorist attacks. However, cost per ASM decreased 29.5% to 3.1¢ for the three months ended September 30, 2002, from 4.4¢ for the three months ended September 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months, which are less expensive to operate on an ASM basis than the Brasilias.

In September 2001, the U.S. federal government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for the direct losses suffered as a result of any federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. As of September 30, 2002 and 2001, the Company had received approximately $1.4 million and $5.7 million, respectively, under the Act.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

For the Nine Months Ended September 30, 2002 and 2001

Net income increased to $69.1 million, or $1.20 per diluted share for the nine months ended September 30, 2002, compared to $36.7 million (restated), or $0.64 per diluted share (restated) for the nine months ended September 30, 2001. Net income for the nine months ended September 30, 2002 includes the cumulative effect of a change in accounting principle of $8.6 million (net of taxes of $5.5 million). Consolidated operating revenues increased 29.8% to $566.3 million for the nine months ended September 30, 2002, from $436.4 million for the nine months ended September 30, 2001.

Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 30.1% to $562.5 million, for the nine months ended September 30, 2002 from $432.2 million or 99.0% of consolidated operating revenues for the nine months ended September 30, 2001. The increase was due primarily to a 79.2% increase in revenue passenger miles, principally as a result of the delivery of additional CRJs over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed fifteen CRJs in service during the nine months ended September 30, 2002. Five of these aircraft were placed in service under the Delta Connection operations and ten were placed in service under the United Express operations. Revenue per ASM decreased 18.1% to 18.1¢ for the nine months ended September 30, 2002, from 22.1¢ for the nine months ended September 30, 2001, primarily due to an increase in ASMs produced by CRJs and the transition to essentially all contract flying as of January 1, 2002.

Passenger load factor increased to 68.1% for the nine months ended September 30, 2002, from 60.3% for the nine months ended September 30, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total operating expenses and interest increased 22.5% to $476.8 million for the nine months ended September 30, 2002, compared to $389.3 million (restated) for the nine months ended September 30, 2001. The increase in total operating expenses and interest was due to the growth in the Company’s CRJ fleet year-over-year. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 84.2% for the nine months ended September 30, 2002, from 89.2% for the nine months ended September 30, 2001. The decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year. The decrease was also due in part to the service disruption on September 11, 2001 when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania.

Airline operating costs per ASM (including interest expense) decreased 22.8% to 15.2¢ for the nine months ended September 30, 2002, from 19.7¢ for the nine months ended September 30, 2001. The decrease was primarily due to the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year and the increased capacity of the CRJs, which are less expensive to operate on an ASM basis than Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.5% for the nine months ended September 30, 2002, from 27.7% for the nine months ended September 30, 2001. The decrease was primarily due the economic efficiencies realized from the growth in the Company’s CRJ fleet year-over-year as revenues increased 30.2% period-over-period while salaries, wages and employee benefits increased only 19.7% period-over-period. Additionally, the Company has experienced higher than average load factors as the Company has added CRJs in its new markets. The average number of full-time equivalent employees increased 14.9% to 4,668 for the nine months ended September 30, 2002, compared to 4,064 for the nine months ended September 30, 2001. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Salaries, wages and employee benefits per ASM decreased to 4.6¢ for the nine months ended September 30, 2002, compared to 6.1¢ for the nine months ended September 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the Company’s fleet during the past twelve months.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.8% for the nine months ended September 30, 2002, from 19.2% for the nine months ended September 30, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased to 3.8¢ for the nine months ended September 30, 2002, from 4.2¢ for the nine months ended September 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Maintenance expense decreased as a percentage of airline operating revenues to 6.8% for the nine months ended September 30, 2002, compared to 11.2% for the nine months ended September 30, 2001. The decrease was primarily due to the adoption of the expense as incurred method of accounting for CRJ engine overhaul costs effective January 1, 2001. The decrease is also the result of a higher mix

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.2¢ for the nine months ended September 30, 2002, compared to 2.5¢ for the nine months ended September 30, 2001. The decrease in cost per ASM was primarily due to a higher mix of new aircraft within the fleet and the increased stage lengths flown by these aircraft.

Fuel costs decreased as a percentage of airline operating revenues to 12.2% for the nine months ended September 30, 2002, from 12.6% for the nine months ended September 30, 2001. This decrease was primarily due to the average price of fuel decreasing 13.0% per gallon to $0.94 from $1.08. Fuel costs per ASM decreased to 2.2¢ for the nine months ended September 30, 2002, from 2.8¢ for the nine months ended September 30, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 19.1% for the nine months ended September 30, 2002, from 19.7% for the nine months ended September 30, 2001. The decrease was primarily due to the service disruption as a result of the September 11, 2001 terrorist attacks. However, cost per ASM decreased 22.7% to 3.4¢ for the nine months ended September 30, 2002, from 4.4¢ for the nine months ended September 30, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months, which are less expensive to operate on an ASM basis than the Brasilias.

In September 2001, the U.S. Federal Government passed the Air Transportation Safety and System Stabilization Act (the “Act”). Under the Act, funds were made available to compensate air carriers for the direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. As of September 30, 2002 and 2001, the Company had received approximately $1.4 million and $5.7 million, respectively, under the Act. The Company has elected to use the cash method in accounting for the government assistance and to classify the amounts received as a contra expense.

Liquidity and Capital Resources

The Company had working capital of $376.9 million and a current ratio of 4.5:1 at September 30, 2002, compared to working capital of $270.8 million (restated) and a current ratio of 3.3:1 at December 31, 2001. The principal sources of funds during the nine months ended September 30, 2002 were $113.4 million generated from operations, $122.3 million of proceeds from issuance of long-term debt, $18.8 million of proceeds from the sale of property and equipment, $18.2 million from return of aircraft deposits, and $8.9 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option plans and the exercise of rights under the Company’s employee stock purchase plan. During the nine months ended September 30, 2002, the Company invested $154.7 million in flight equipment, $44.8 million in marketable securities, $18.0 million in rotable spares, $9.3 million in buildings and ground equipment and other assets. The Company also reduced long-term debt by $8.9 million and paid $3.4 million in cash dividends. These factors resulted in a $42.5 million increase in cash and cash equivalents during the nine months ended September 30, 2002.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $313.2 million at September 30, 2002 compared to $268.0 million at December 31, 2001. At September 30, 2002, the Company’s total capital mix was 73.3% equity and 26.7% debt, compared to 82.8% equity and 17.2% debt at December 31, 2001.

The Company expended approximately $56.4 million for non-aircraft capital expenditures during the nine months ended September 30, 2002. These expenditures consisted primarily of $11.9 million for aircraft improvements, $18.0 million for rotable spares, $17.2 million for aircraft engine overhauls, and $9.3 million for buildings, ground equipment and other assets.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2004, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.6% at September 30, 2002. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Significant Commitments and Obligations

During the nine months ended September 30, 2002, SkyWest took delivery of seventeen CRJs in connection with expansion of its Delta Connection and United Express operations. Additionally, as of September 30, 2002, SkyWest had agreed to acquire an additional 79 CRJs

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

and related spare parts inventory and support equipment at an aggregate cost of approximately $1.7 billion. SkyWest commenced delivery of these aircraft in October 2002 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At September 30, 2002, the Company leased 116 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.3 billion at September 30, 2002. At a 7.0% discount factor, the present value of these lease obligations would be equal to approximately $813.7 million at September 30, 2002.

The Company has acquired temporary debt financing of approximately $97.5 million in connection with six new CRJs that were added to the fleet during the quarter ended September 30, 2002. However, as of December 31, 2002, all of these aircraft had been refinanced through long-term leasing arrangements made with third parties.

The Company’s long-term debt was primarily incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.8%, on $17.2 million of the long-term debt, at September 30, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $21.1 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at September 30, 2002. The average effective rate on the debt related to the CRJ aircraft of $192.0 million was 6.6% at September 30, 2002, and is not subject to subsidy payments.

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

Forward-Looking Statements

The Company may, from time-to-time, make written or oral forward-looking statements. Forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to stockholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. When used in this document, the words “anticipate,” “estimate,” “project,” “expect,” and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to be correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. Among the key factors that have a direct bearing on the Company’s operating results include, among other things, employee relations and labor costs, changes in SkyWest’s contractual arrangements with it major partners, fluctuations in the economy and the demand for air travel, the degree and nature of competition and SkyWest’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002, pursuant to the Company’s contract flying arrangements, Delta and United bear the economic risk of fuel price fluctuations. As such, the Company reasonably anticipates that its results from operations will no longer be directly affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At September 30, 2002, the Company had variable rate notes representing 6.4% of its total long-term debt and 23.0% of its total long-term debt at September 30, 2001. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $38,500 in interest expense and received $920,000 in additional interest income for the three months ended September 30, 2002, and an additional $52,000 in interest expense and received $725,000 in additional interest income for the three months ended September 30, 2001. Additionally, the Company would have incurred $118,000 in interest expense and received $2,460,000 in additional interest income for the nine months ended September 30, 2002, and an additional $144,000 in interest expense and received $2,163,000 in additional interest income for the nine months ended September 30, 2001. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 93.6% of the total long-term debt at September 30, 2002 and 77.0% of the Company’s total long-term debt at September 30, 2001.

Item 4: Controls and Procedures

     (a)  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this Report. Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

     (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above

Item 6: Exhibits and Reports on Form 8-K

a.	Reports on Form 8-K — On July 15, 2002, the Company filed Amendment No. 1 to Current Report on Form 8-K/A for the purpose of amending its Current Report on Form 8-K filed on June 28, 2002 reporting the decision of its Board of Directors to change independent auditors.

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

Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Jerry C. Atkin, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of SkyWest, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Jerry C. Atkin

Jerry C. Atkin President and Chief Executive Officer

I, Bradford R. Rich, certify that:

1.     I have reviewed this Quarterly Report on Form 10-Q of SkyWest, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 7, 2003

/s/ Bradford R. Rich

Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer