Form 10-K
period 2002-12-31
SKYWEST INC
filed 2003-03-31
CIK 793733

Use these links to rapidly review the document
ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-14719

SKYWEST, INC.

Incorporated under the Laws of Utah	87-0292166 (IRS Employer ID No.)

444 South River Road
St. George, Utah 84790
(435) 634-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, No Par Value

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 28, 2002, which is the last business day of the Registrant's most recently completed second fiscal quarter, was approximately $1,339,461,400.

        As of March 27, 2003, there were 57,645,478 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies voted at the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS

General

        SkyWest, Inc. (the "Company"), through its wholly owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates the largest independent regional airline in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,000 daily departures to 91 cities in 27 states and Canada. SkyWest has been a code-sharing partner with Delta Air Lines, Inc. ("Delta") in Salt Lake City and United Air Lines, Inc. ("United") in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. In November 2001, SkyWest expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of February 28, 2003, 57% of SkyWest's capacity operated under the Delta code and 43% operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland, Dallas/Fort Worth and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of December 31, 2002, SkyWest operated a fleet of 76 Embraer EMB-120 Brasilia turboprops ("Brasilias") and 73 Canadair Regional Jets ("CRJs").

        Historically, multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. As of December 31, 2002, the Company had agreements to acquire an additional 70 CRJs with options for an additional 119 aircraft. These aircraft will be allocated between SkyWest's Delta Connection and United Express operations.

        Since being founded in 1972 as a Utah corporation, the Company has experienced significant growth. During the past five years, consolidated operating revenues have increased at a compounded annual growth rate of 21.8%, from $352.5 million in 1998 to $774.4 million in 2002. Total passengers carried by SkyWest has increased from approximately 4,422,000 to approximately 8,389,000 over the same period, and the Company's total assets increased from $388.3 million at December 31, 1998 to $999.4 million at December 31, 2002. The improvement since fiscal 1998 reflects, among other factors, the expansion of the Company's code sharing arrangements with Delta and United and additional aircraft acquisitions. In 2002, the Company experienced growth in available seat miles, revenue passenger miles, passengers carried and load factors. The Company generated net income of $86.9 million on total operating revenues of $774.4 million in 2002, net income of $50.5 million on total operating revenues of $601.9 million in 2001 and net income of $60.9 million on total operating revenues of $523 million in 2000. During the last three fiscal years, the Company's total assets also increased from $676.4 million at December 31, 2000 to $831.6 million at December 31, 2001 and to $999.4 million at December 31, 2002.

Available Information

        The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC" or the "Commission"). These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov.

        The Company maintains an Internet web site at http://www.skywest.com. The Company currently makes its most recent annual report to shareholders available through its web site and provides a link to the SEC's web site, through which the Company's annual, quarterly and current reports are available. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

Markets and Routes

        SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of Delta and United at the airports it serves. The following table shows selected information about the cities served by SkyWest as of December 31, 2002.

State and City	Served Since(1)
Alabama:
Birmingham	2001
Mobile	2002
Montgomery	2002
Arizona:
Yuma	1979
Phoenix	2000
Tucson	2002
California:
San Diego	1968
Palm Springs	1970
Los Angeles	1977
Imperial	1979
Ontario	1981
Santa Maria	1982
Santa Barbara	1983
Bakersfield	1983
Fresno	1985
Sacramento	1986
San Francisco	1995
San Jose	1986
San Luis Obispo	1986
Orange County	1986
Monterey	1987
Crescent City	1998
Eureka	1998
Redding	1998
Chico	1998
Modesto	1998
Visalia	1998
Inyokern	1998
Oxnard	1998
Carlsbad	1998
Oakland	2002
Colorado:
Grand Junction	1983
Colorado Springs	1995
Denver	2000
Durango	2001
Montrose	2001
Florida:
Pensacola	2001
Tallahassee	2002
Idaho:
Pocatello	1980
Idaho Falls	1982
Twin Falls	1983
Boise	1988
Sun Valley	1990
Iowa:
Des Moines	2001
Kansas:
Wichita	2001
Kentucky:
Louisville	2002
Louisiana:
Shreveport	2002
Minnesota:
Minneapolis	2000
Mississippi:
Jackson	2002
Missouri:
Springfield	2002
Kansas City	2001
St. Louis	2002
Montana:
West Yellowstone	1986	(2)
Helena	1988	(2)
Bozeman	1988
Billings	1988
Butte	1988
Missoula	1998
Great Falls	2002
Kalispell	2002
Nebraska:
Omaha	1998
New Mexico:
Albuquerque	1995
Nevada:
Las Vegas	1974
Elko	1982
Reno	1982
North Carolina:
Greensboro	2001
North Dakota:
Fargo	2002
Oklahoma:
Oklahoma City	2001
Tulsa	2001
Oregon:
Eugene	1995
Portland	1995
Redmond	1998
Medford	1998
South Dakota:
Rapid City	1994
Tennessee:
Memphis	2001
Nashville	2002
Texas:
Austin	2001
Dallas	2001
El Paso	2001
Houston	2001
Utah:
Cedar City	1972
Salt Lake City	1972
St. George	1972
Washington:
Pasco	1996
Seattle	1998
Spokane	1999
Wyoming:
Jackson Hole	1986
Casper	1994
Cody	1995
Canada:
Vancouver B.C	1997
Calgary	1999

(1)
Refers to the calendar year service was initiated.

(2)
Service is provided on a seasonal basis.

Government Regulation

        All interstate air carriers, including SkyWest, are subject to regulation by the Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest's continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

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

Competition and Economic Conditions

        The airline industry is highly competitive. The Company not only competes with approximately six other regional airlines, some of which are owned by or are operated as code sharing partners of major airlines, but also faces competition from approximately three low-fare airlines and approximately six major airlines on certain routes. The Company is the dominant regional airline operating out of the Salt Lake City International Airport; however, Southwest Airlines, a national low-fare airline, also operates out of the Salt Lake City International Airport, which results in significant price competition at the Salt Lake City hub. Competition in the Southern California and Pacific Northwest markets, which the Company serves from its hubs in Los Angeles, Seattle/Tacoma and Portland, is particularly intense, with a large number of carriers in these markets. The Company's principal competitor in the Los Angeles International Airport is American Eagle. The Company's principal competitor in the Seattle/Tacoma and Portland markets is Horizon Airlines.

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

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. Many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies among major carriers. On December 9, 2002, United filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code. One consequence of United's bankruptcy filing was United's failure to pay to the Company approximately $14 million in United Express service fees owing at the time of United's filing. It is the Company's understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. Notwithstanding the Bankruptcy Court's authorization of United's payment of the Company's pre-petition claim, the Company has not received such payment, nor has it received any indication or assurance that United intends to pay the Company's claim. In addition, if the Company's major code-sharing partners experience longer-term declines in passenger loads or are adversely impacted by low ticket prices, high fuel prices or other factors, they will likely seek to reduce the Company's fixed contract fees, adjust other terms of the Company's code-sharing relationships or cancel Company code-sharing flights in order to reduce their costs.

Employees

        As of December 31, 2002, the Company employed 5,079 full-time equivalent employees consisting of 1,930 pilots and flight attendants, 2,341 customer service personnel, 608 mechanics and other maintenance personnel, and 200 administration and support personnel. The Company's employees are not currently represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and management anticipates that such efforts will continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association ("ALPA") was submitted to the Company's pilots, who voted against joining ALPA by a narrow margin. Under governing rules, the Company's pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may by subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company's proposed acquisition of additional CRJs and related expansion, the Company anticipates hiring approximately 2,000 additional employees, many of whom may be represented by a union in their current employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be good.

Seasonality

        As is common in the airline industry, SkyWest's operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

Forward-Looking Statements

        The Company may, from time-to-time, make written or oral forward-looking statements. Forward-looking statements may appear in documents filed with the Commission, in press releases, and in reports to shareholders. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. When used in this document, the words "anticipate," "estimate," "believe," "project," "expect," and similar expressions are intended to identify forward-looking statements. Although management believes that the expectations reflected in such forward-looking statements are reasonable, the Company can give no assurance that such expectations will prove to have been correct. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected.

        Among the key factors that may have a direct bearing on the Company's operating results are risks and uncertainties described in the following section entitled "Factors That May Affect Future Results," including those attributable to developments associated with fluctuations in the economy and the demand for air travel, the bankruptcy proceedings involving United, ongoing negotiations between the Company and its major partners regarding their code-sharing relationships; variations in market and economic conditions; employee relations and labor costs, the degree and nature of competition, SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures and other unanticipated factors.

Factors that May Affect Future Results

The Company will be materially affected by the turbulence of the airline industry

        The airline industry has experienced tremendous turbulence in recent years and will likely remain volatile for the foreseeable future. Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2001 and 2002 and the recently commenced war with Iraq have significantly affected the U.S. airline industry. These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company's code-sharing partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company's code-sharing partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will be, significantly impacted by United's Bankruptcy Proceedings

        On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. United's Bankruptcy filing will impact the Company in many ways. An immediate impact of United's bankruptcy filing was United's failure to pay the Company approximately $14 million in United Express service fees owing at the time of the filing. It is currently unclear whether United will ever pay the prepetition amounts owed to the Company. Longer-term, the United bankruptcy poses additional risks to the Company, which have the potential to be substantially greater than the impact of United's failure to pay the United Express fees discussed above. For example, United will have the opportunity to elect either to affirm all of the terms of the Company's United Express Agreement, or to reject the agreement in its entirety. Management believes United does not have the right to reject portions of the agreement or to unilaterally amend its terms, although United may seek to negotiate changes prior to making a decision on whether to affirm or reject the contract. United's bankruptcy filing also necessitates an interim agreement regarding the status of services and payments under the United Express Agreement at the time of a filing and through the bankruptcy period. The United bankruptcy filing could lead to many other unforeseen expenses, risks and uncertainties. Additionally, United could be required to liquidate by filing under Chapter 7 of the United States Bankruptcy Code, or liquidate through one or more transactions with third parties.

The Company's operations and financial condition are dependent upon the terms of its relationships with its major partners

        Substantially all of the Company's revenues are derived from flight operations conducted under its code-sharing agreements with Delta and United. Any material change in the Company's code-sharing relationships would impact the Company's operations and financial condition. The Company's major partners currently face significant economic, operational, financial and competitive challenges. United's bankruptcy filing and associated reorganization effort is due in part to these challenges. As the Company's major partners restructure to address such challenges, they have required, and will likely continue to require, the Company's participation in efforts to reduce costs and improve the financial position of the Company's partners. Management believes these developments will impact many aspects of the Company's operations and financial performance. In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry under goes significant restructuring.

Terrorist activities or warnings have dramatically impacted, and will likely continue to impact, the Company

        The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general and the Company's operations in particular. The primary effects experienced by the airline industry included substantial losses of passenger traffic and related revenue, increased security and insurance costs, increased concerns about future terrorist attacks, airport delays due to heightened security and significantly reduced yields due to the decrease in demand for air travel.

        Additional terrorist attacks, the fear of such attacks, the recent commencement of war in Iraq, other hostilities in the Middle East or other regions could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. The Company cannot provide any assurance that these events will not adversely impact the airline industry generally or the Company's results of operations and financial condition.

The Company's reliance on only two aircraft types exposes the Company to a number of potentially significant risks

        As of December 31, 2002, the Company had a fleet of 76 Brasilias and 73 CRJs. During the year ended December 31, 2002, 73.5% of the Company's ASMs were flown by CRJs and 26.5% were flown by Brasilias. Additionally, as of December 31, 2002 the Company had commitments to acquire an additional 70 CRJs through January 2005 and options to acquire an additional 119 CRJs. The Company is subject to various risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely effect its results of operations and financial condition, including:

  •
  the Company's ability to obtain necessary financing to fulfill the Company's contractual obligations related to the acquisition of CRJs,

  •
  breach by Bombardier, Inc. of the Company's firm order contracts for the delivery of 70 CRJs or any change in the delivery schedule of such CRJs,

  •
  the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for such aircraft,

  •
  the issuance of FAA directives restricting or prohibiting the use of Brasilias or CRJs, or

  •
  the adverse public perception of an aircraft type as a result of an accident or other adverse publicity

The possible unionization of the Company's employees could impact the Company's business

        The employees of the Company are not currently represented by any union. Management is aware that collective bargaining group organization efforts among its employees occur from time to time and expect that such efforts will continue in the future. If unionizing efforts are successful, the Company may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation. Management recognizes that such efforts will likely continue in the future and may ultimately result in some or all of the Company's employees being represented by a union.

The Company is subject to significant governmental regulation

        All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. The Company cannot predict whether it will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on operations.

The occurrence of an aviation accident would negatively impact the Company's operations and financial condition

        An accident or incident involving one of the Company's aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, and significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance. In the event of an accident, the Company's liability insurance may not be adequate and the Company may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of the Company's related insurance coverage would harm operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that the Company is less safe or reliable than other airlines.

ITEM 2. PROPERTIES

Flight Equipment

        As of December 31, 2002, SkyWest owned or leased the following types of aircraft:

	Number of Aircraft
				Scheduled Flight Range (Miles)	Average Cruising Speed (MPH)
Type of Aircraft			Passenger Capacity			Average Age (Years)
	Owned	Leased
Brasilia	21	55	30	300	300	7.4
Canadair Regional Jet	6	67	50	850	530	2.0

        SkyWest's aircraft are turboprop and jet aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the CRJs. As of February 28, 2003, SkyWest operated 84 of these aircraft on stage lengths up to 850 miles.

        During 2002, SkyWest took delivery of 26 CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of December 31, 2002, SkyWest had agreed to acquire an additional 70 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.4 billion. SkyWest commenced delivery of these aircraft in January 2003 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease arrangements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and the delivery schedules are exercisable at various dates through April 2008.

Ground Facilities

        Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California; Salt Lake City, Utah; and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport under an operating lease arrangement over a 36-year term. The Salt Lake City facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. During July 2002, the Company entered into a new lease agreement for a 28,000 square foot maintenance hanger in Tucson Arizona. SkyWest completed construction on an additional aircraft maintenance and training facility in Salt Lake City during November 2001. This facility is 131,300 square feet, consisting of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. In January 2002, the Company entered into a sale-lease-back agreement with the Salt Lake Airport Authority. Under the sale-lease-back agreement, the Company received approximately $18 million in cash in exchange for the newly constructed facility and entered into a 26 year operating lease arrangement. The sales price was equal to the construction costs resulting in no gain or loss.

        SkyWest leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 53 of the 91 airports SkyWest serves.

        The Company's corporate headquarters are located in a 63,000 square foot building and a newly constructed 55,000 square foot building in St. George, Utah. The newly constructed facility is adjacent to the original corporate headquarters and includes office space for maintenance management and flight operations, including pilot, dispatch and flight attendant management. Both facilities are owned by the Company and were initially funded with cash generated from operations and subsequently refinanced with third-party debt. Management deems the Company's current facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to certain legal actions, which it considers routine to its business activities. As of December 31, 2002, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's common stock is traded on the Nasdaq National Market under the symbol "SKYW." At March 17, 2003, there were approximately 1,142 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's common stock, during the periods indicated.

	2002		2001
Quarter
	High	Low	High	Low
First	$28.94	$23.94	$28.81	$17.75
Second	25.95	21.43	30.49	20.56
Third	21.30	11.78	33.94	11.25
Fourth	20.15	11.43	26.50	17.17

        The transfer agent for the Company's common stock is Zions First National Bank, Salt Lake City, Utah.

        During 2002 and 2001, the Board of Directors declared regular quarterly dividends of $0.02 per share. On November 12, 2002, the Company's Board of Directors declared a regular quarterly cash dividend of $0.02 per share payable to stockholders of record on December 31, 2002, which was distributed January 10, 2003.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

        The following selected financial and operating data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes.

	Year Ended December 31,
	2002	2001	2000	1999	1998
Consolidated Financial Data:
Operating revenues (000)	$774,447	$601,865	$522,997	$455,122	$352,470
Operating income (000)	119,555	65,564	89,047	82,819	55,658
Net income (000)	86,866	50,516	60,874	53,858	35,787
Net income per common share:
Basic	$1.52	$0.90	$1.18	$1.10	$0.74
Diluted	1.51	0.88	1.16	1.08	0.73
Weighted average shares (000):
Basic	57,229	56,365	51,521	48,964	48,316
Diluted	57,551	57,237	52,644	49,778	49,072
Total assets (000)	$999,384	$831,566	$676,412	$459,481	$388,284
Current assets (000)	513,233	386,556	361,602	240,160	206,925
Current liabilities (000)	121,388	115,738	81,935	79,684	66,657
Long-term debt, net of current maturities (000)	125,379	113,688	75,751	53,873	56,817
Stockholders' equity (000)	638,686	545,840	484,953	298,526	243,311
Return on average equity (unaudited)(1)	14.7%	9.8%	16.1%	19.9%	17.0%

(1)
Calculated by dividing net income by the average of beginning and ending stockholders' equity for the year.

	Year Ended December 31,
	2002		2001		2000		1999		1998
Operating Data (unaudited):
Passengers carried	8,388,935		6,229,867		5,598,499		5,446,872		4,422,328
Revenue passenger miles (000)	2,990,753		1,732,180		1,277,001		1,161,918		938,172
Available seat miles (000)	4,356,053		2,837,278		2,256,635		2,100,062		1,712,333
Load factor	68.7%		61.1%		56.6%		55.3%		54.8%
Break-even load factor	58.4%		54.4%		47.2%		45.6%		46.5%
Yield per revenue passenger mile	25.73	¢	34.41	¢	40.42	¢	38.46	¢	36.85	¢
Revenue per available seat mile	17.78	¢	21.21	¢	23.18	¢	21.67	¢	21.20	¢
Cost per available seat mile	15.12	¢	18.90	¢	19.23	¢	17.71	¢	17.70	¢
Average passenger trip length	356		278		228		213		212
Number of aircraft at end of year	149		131		107		102		60

QUARTERLY FINANCIAL DATA
(Unaudited)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$174,346	$189,233	$202,713	$208,155	$774,447
Operating income (000)	22,456	32,722	34,572	29,805	119,555
Net income (000)	24,245	21,912	22,923	17,786	86,866
Net income per common share:
Basic	$0.43	$0.38	$0.40	$0.31	$1.52
Diluted	0.42	0.38	0.40	0.31	1.51
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$131,194	$149,664	$155,540	$165,467	$601,865
Operating income (000)	11,232	24,986	10,925	18,421	65,564
Net income (000)	10,193	17,673	8,878	13,772	50,516
Net income per common share:
Basic	$0.18	$0.32	$0.16	$0.24	$0.90
Diluted	0.18	0.31	0.15	0.24	0.88

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company, through SkyWest, operates a regional airline offering scheduled passenger service with approximately 1,000 daily departures to 91 cities in 27 states and Canada. All of SkyWest's flights are operated as either Delta Connection or United Express under code-sharing arrangements with Delta or United. Total operating revenues and passengers carried have grown consistently from 1998 through 2002 at compounded annual growth rates of approximately 21.8% and 23.1%, respectively. In 1998, SkyWest generated approximately 1.7 billion available seat miles ("ASMs") and had a fleet of fifty Brasilias and ten CRJs at year-end. As a result of expanding the Company's code-sharing arrangements with Delta and United and additional aircraft acquisitions, SkyWest generated approximately 4.4 billion ASMs in 2002 with a fleet of 76 Brasilias and 73 CRJs at year-end.

        SkyWest has been a code-sharing partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United's Portland and Seattle/Tacoma markets and in additional Los Angeles markets which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco which began in June 1998. In November 2001, SkyWest expanded its operations to serve as the Delta Connection carrier in Dallas Ft. Worth. Today, SkyWest operates as The Delta Connection in Salt Lake City and Dallas Ft. Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributed to its delivery of high quality customer service and a competitive cost structure.

        Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. Essentially all of the Company's United Express flights have been under contract flying from inception of the United agreement in 1997. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. During the year ended December 31, 2002, approximately 62.7% of SkyWest's capacity was under the Delta code and 37.3% was under the United code. As of December 31, 2002, the Company had agreements to acquire an additional 70 CRJs with deliveries from January 2002 through January 2005 and options for an additional 119 CRJs. These aircraft will be allocated between the Company's Delta Connection and United Express operations.

        On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks in New York, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule to approximately 80% of the schedule it flew prior to September 11th. As a result, SkyWest began to reduce its Brasilia fleet flown under the United code. During the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million for the remaining lease payments related to Brasilia aircraft parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. government passed the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Under this Act, the Company received approximately $12.6 million to help compensate for losses resulting from the terrorist attacks of which $8.2 and $1.4 million was recognized during the years ended December 31, 2001 and 2002, respectively.

        On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. United's bankruptcy filing is due in part to the tremendous operational and financial challenges faced by the airline industry in general, and the Company's major partners in particular. Among other factors, the airline industry has been and will continue to be affected by the September 11, 2001 terrorist attacks and the recently commenced war with Iraq, the slowing U.S. economy, higher fuel and insurance costs, and tightened credit markets. As the Company's major partners restructure to address such challenges, they have required, and will likely continue to require, the Company's participation in efforts to reduce costs and improve their financial performance. Management believes these developments will impact the Company's operations and financial performance. In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry under goes significant restructuring.

Significant Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the Company's Consolidated Financial Statements contained herein. Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to revenue recognition, aircraft maintenance, and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from such estimates.

Revenue Recognition

        Passenger and freight revenues are recognized when service is provided. Under the Company's contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

        In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on the prior period's approved rates and assumptions to reflect changes in the Company's operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. As of December 31, 2002, the Company and Delta had established rates to be in effect for the Company's Delta Connection flights throughout 2002.

        On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Due to the bankruptcy filing, the Company and United began to operate under a temporary departure rate model while the 2003 rates are being finalized and a new long-term operating agreement is affirmed within the bankruptcy process. The Company estimates that as of the date of United's bankruptcy filing, it was owed approximately $14.0 million for United Express services rendered prior to the filing. It is the Company's understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $3.6 million. Approximately $9.7 million of the $14.0 million claim resulting from United's failure to pay the scheduled weekly wire transfer on December 6, 2003. As a result of United's financial position and related contingencies, the Company did not recognize the $9.7 million as revenue due to the uncertainty of collection. Additionally, as of December 31, 2002, the Company established a reserve against the remaining prepetition receivables from United.

        Management believes that substantially all of the Company's ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. The Company's revenues could be impacted by changes to the contracts, the annual contract negotiations and the Company's ability to earn incentive payments contemplated by the contracts.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company's historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and was using the accrual method for CRJ engines through December 31, 2001. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the Services Agreement) covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company's CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then, for the period from August 1, 2001 through December 31, 2001, using the fixed rate per-engine-hour pursuant to the Services Agreement.

        In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on engine flight hours to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company's major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As discussed below, on March 14, 2002, the Services Agreement was further amended.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, during the three months ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).

        The following table summarizes the pro forma impact as if the change in accounting principle was made retroactive to January 1, 2001 (in thousands):

Year Ended December 31, 2001:	Historical	Pro Forma
Operating expenses	$536,301	$532,788
Operating income	65,564	69,077
Net income	50,516	52,659
Net income per common share:
Basic	$0.90	$0.93
Diluted	0.88	0.92

The Letter Agreement discussed above did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and therefore a maintenance contract liability to GE of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the accompanying December 31, 2002, consolidated balance sheet with a corresponding deferred maintenance asset of $22.8 million. The deferred maintenance asset has been recorded since under the "expense method" the Company does not record maintenance expense until the actual maintenance event occurs.

        On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. As a result of the amendment, the $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset have been reversed in March 2003.

Impairment of Long Lived Assets

        As of December 31, 2002, the Company had $344.6 million of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. During 2001, the Company recorded a $3.4 million write-off of unamortized engine overhauls as a result of United reducing its flight schedule after the September 11, 2001 terrorist attacks.

New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligations. This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will adopt the provisions of SFAS No. 143 during the year ending December 31, 2003. Management does not expect this statement to have a material impact on the Company's results of operations or financial position.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 requires that the same accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The Company adopted the provisions of SFAS No. 144 on January 1, 2002, which did not have an impact on the Company's results of operations or financial position.

        In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 states that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, should not be classified as extraordinary items. Accordingly, SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. SFAS No. 145 is effective for the Company on January 1, 2003 and is not expected to have a material impact on the Company's results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement applies to costs associated with an exit activity, including restructuring activities, or with the disposal of long-lived assets. Exit activities can include eliminating or reducing product lines, terminating employees and related contracts, and relocating plant facilities or personnel. Under the provisions of SFAS No. 146, entities will be required to record a liability for a cost associated with an exit or disposal activity when that liability is incurred and can be measured at fair value. The provisions of SFAS No. 146 are effective for exit activities initiated after December 31, 2002. Management does not expect that the adoption of this statement will have a material impact upon the Company's results of operations or financial position.

        In November 2002, the FASB released FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN 45 establishes new disclosure and liability-recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial measurement and recognition requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. However, the disclosure requirements are effective for interim and annual financial-statement periods ending after December 15, 2002. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2002 and will be required to adopt the measurement and recognition provisions of FIN 45 in the first quarter of 2003. Management of the Company does not expect the adoption of the measurement and recognition provisions of FIN 45 to have a material impact on the Company's results of operations or financial position.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123, SFAS No. 148 is effective for fiscal years beginning after December 15, 2002 and amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS No. 148 as of December 31, 2002. The effect of the adoption of this statement was not material as the Company continues to use the intrinsic value method allowed under SFAS No. 123.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. FIN No. 46 addresses the consolidation by business enterprises of variable interest entities, as defined. FIN No. 46 applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. FIN No. 46 requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when FIN No. 46 becomes effective. The application of this interpretation is not expected to have a material effect on the Company's financial statements since the Company does not have investments in any variable interest entities.

Results of Operations

        The following table sets forth information regarding the Company's operating expense components. Airline operating expenses are expressed as a percentage of total airline operating revenues. Total operating expenses and interest are expressed as a percentage of total consolidated revenues. Individual expense components are also expressed as cents per ASM.

	Year Ended December 31,
	2002			2001			2000
	Amount	Percent Of Revenue	Cents Per ASM	Amount	Percent Of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents per ASM
Salaries, wages and employee benefits	$200,715	25.9%	4.6	$167,590	27.8%	5.9	$136,771	26.2%	6.1
Aircraft costs	160,853	20.8	3.7	118,072	19.6	4.2	88,280	16.9	3.9
Maintenance	54,041	7.0	1.2	63,242	10.5	2.2	43,206	8.3	1.9
Fuel	97,899	12.6	2.2	72,202	12.0	2.6	67,827	13.0	3.0
Other airline expenses	142,822	18.4	3.3	123,376	20.5	4.3	96,942	18.5	4.3
US government assistance	(1,438)	(0.2)	0.0	(8,181)	(1.4)	(0.3)	—	0.0	0.0
Interest	3,611	0.5	0.1	—	0.0	0.0	2,511	0.5	0.1

Total airline expenses	658,503		15.1	536,301		18.9	435,537		19.3

Other	—			—			924

Total operating expenses and interest	$658,503	85.0%	15.1	$536,301	89.1%	18.9	$436,461	83.4%	19.3

2002 Compared to 2001

        Net income for the year ended December 31, 2002 increased to $86.9 million, or $1.51 per share on a diluted basis, compared to $50.5 million or $0.88 per share on a diluted basis for the year ended December 31, 2001. Net income for the year ended December 31, 2002 includes the cumulative effect of a change in accounting principle of $8.6 million (net of taxes of $5.5 million). Consolidated operating revenues increased 28.7% to $774.4 million for the year ended December 31, 2002, from $601.9 million for the year ended December 31, 2001.

        Passenger revenues, which represented 99.4% of consolidated operating revenues, increased 29.1% to $769.4 million for the year ended December 31, 2002 from $596.0 million or 99.0% of consolidated operating revenues for the year ended December 31, 2001. The increase was due primarily to a 72.7% increase in revenue passenger miles, principally as a result of the delivery of additional CRJs over the past twelve months. The Company continued to increase its services with its code-sharing partners and placed 26 additional CRJs in service during the year ended December 31, 2002. Nine of these aircraft were placed in service under the Delta Connection operations and 17 were placed in service under the United Express operations. Revenue per ASM decreased 16.0% to 17.8¢ for the year ended December 31, 2002, from 21.2¢ for the year ended December 31, 2001, primarily due to an increase in ASMs produced by CRJs, which have lower cost per ASM than Brasilias, (resulting in lower revenue per ASM pursuant to the terms of the Company's code-sharing agreements with Delta and United), and due to the transition to essentially all contract flying as of January 1, 2002.

        Passenger load factor increased to 68.7% for the year ended December 31, 2002 from 61.1% for the year ended December 31, 2001. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher load factors as the Company transitions to CRJs in its new markets. The increase was also due, in part, to refinements in SkyWest's flight schedules.

        Total operating expenses and interest increased 22.8% to $658.5 million for the year ended December 31, 2002, compared to $536.3 million for the year ended December 31, 2001 primarily as a result of 26 additional CRJs being added to the fleet in the last twelve months. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 85.0% for the year ended December 31, 2002 from 89.1% for the year ended December 31, 2001 primarily as a result of economic efficiency realized from the new CRJs. The Company's CRJs are less expensive to operate on an ASM basis and are operated in markets previously served by Delta or United with larger aircraft which has resulted in higher load factors.

        Airline operating costs per ASM (including interest expense) decreased 20.1% to 15.1¢ for the year ended December 31, 2002, from 18.9¢ for the year ended December 31, 2001. The decrease was primarily due to the economic efficiencies realized from the growth in the Company's CRJ fleet year-over-year and the increased capacity of the CRJs, which are less expensive to operate on an ASM basis than Brasilias. Other factors relating to the change in operating expenses are discussed below.

        Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.9% for the year ended December 31, 2002 from 27.8% for the year ended December 31, 2001. The decrease was primarily due to the economic efficiencies realized from the growth in the Company's CRJ fleet year-over-year as revenues increased 28.7% year-over-year while salaries, wages and employee benefits increased only 19.8% year-over-year. The average number of full-time equivalent employees for the year ended December 31, 2002 was 5,079, compared to 4,726 for the year ended December 31, 2001, an increase of only 7.5%. Salaries, wages and employee benefits per ASM decreased to 4.6¢ for the year ended December 31, 2002 compared to 5.9¢ for the year ended December 31, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that were added to the Company's fleet during the past year.

        Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 20.8% for the year ended December 31, 2002 from 19.6% for the year ended December 31, 2001. The increase was primarily due to a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft. Aircraft costs per ASM decreased slightly to 3.7¢ for the year ended December 31, 2002 from 4.2¢ for the year ended December 31, 2001. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months, which are less expensive to operate on an ASM basis than Brasilias.

        Maintenance expense decreased as a percentage of airline operating revenues to 7.0% for the year ended December 31, 2002, compared to 10.5% for the year ended December 31, 2001. The decrease was primarily due to the adoption of the direct-expense method of accounting for CRJ engine overhaul costs effective January 1, 2002. The decrease was also the result of a higher mix of new aircraft within the fleet. Maintenance expense per ASM decreased to 1.2¢ for the year ended December 31, 2002 from 2.2¢ for the year ended December 31, 2001. The decrease in cost per ASM was primarily due to a higher mix of new CRJs within the fleet and the increased stage lengths flown by these aircraft.

        Fuel costs increased as a percentage of airline operating revenues to 12.6% for the year ended December 31, 2002 from 12.0% for the year ended December 31, 2001. However, the average price of fuel decreased 5.8% per gallon to $0.97 from $1.03. As a result, fuel costs per ASM decreased to 2.2¢ for the year ended December 31, 2002 from 2.6¢ for the year ended December 31, 2001.

        Other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 18.4% for the year ended December 31, 2002 from 20.5% for the year ended December 31, 2001. The decrease was primarily due to the economic efficiencies being realized due to the addition of CRJs in new markets. Other expenses per ASM decreased 23.3% to 3.3¢ for the year ended December 31, 2002 from 4.3¢ for the year ended December 31, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months, which are less expensive to operate on an ASM basis than the Brasilias.

        In September 2001, the U.S. federal government passed the Stabilization Act. Under the Stabilization Act, funds were made available to compensate air carriers for direct losses suffered as a result of any Federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2002, resulting from the September 11, 2001, terrorist attacks on the United States. As of December 31, 2002, the Company has received approximately $12.6 million under the Act to partially compensate for losses resulting from the September 11, 2001 terrorist attacks. During the years ended December 31, 2002 and 2001, the Company recognized approximately $1.4 and $8.2 million, respectively, under the Act as a contra expense in its consolidated statements of income.

2001 Compared to 2000

        Net income for the year ended December 31, 2001, was $50.5 million or $0.88 per share on a diluted basis, compared to $60.9 million or $1.16 per share on a diluted basis for the year ended December 31, 2000. The principal reason for the decrease in net income was the disruption of service on September 11, 2001, when the FAA grounded all flights as a result of the terrorist attacks in New York, Washington, D.C. and Pennsylvania and the subsequent decrease in demand for airline service. Additionally, the Company experienced decreases in passenger revenues as a result of the weakening economy. However, despite these factors, consolidated operating revenues increased 15.1% to $601.9 million for the year ended December 31, 2001 from $523.0 million for the year ended December 31, 2000.

        Passenger revenues, which represented 99.0% of consolidated operating revenues, increased 15.5% to $596.0 million for the year ended December 31, 2001 from $516.2 million or 98.7% of consolidated operating revenues for the year ended December 31, 2000. The increase was due primarily to a 35.6% increase in revenue passenger miles as the Company continued to increase its services with its code-sharing partners and placed 33 CRJs in service. Eighteen were scheduled deliveries and 15 were remarketed by the aircraft manufacturer. Twenty-seven of these aircraft were placed in service under the Delta Connection operations and six were placed in service under the United Express operations. Additionally, during the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million for the remaining lease payments for Brasilia aircraft parked as of December 31, 2001. Three other Brasilias were returned to the lessor due to normal lease expirations. Revenue per available seat mile decreased 8.6% to 21.2¢ for the year ended December 31, 2001 from 23.2¢ for the year ended December 31, 2000 primarily due to an increase in ASMs produced by CRJs and the disruption in service resulting from the September 11th terrorist attacks.

        Passenger load factor increased to 61.1% for the year ended December 31, 2001 from 56.6% for the year ended December 31, 2000. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest experienced higher load factors as the Company transitioned to CRJs in additional markets. The increase was also due, in part, to refinements in SkyWest's flight schedules.

        Total operating expenses and interest increased 22.9% to $536.3 million for the year ended December 31, 2001, compared to $436.5 million for the year ended December 31, 2000. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 89.1% for the year ended December 31, 2001 from 83.5% for the year ended December 31, 2000. The total increase in operating expenses as a percentage of consolidated operating revenues was primarily due to the service disruption resulting from the September 11th terrorist attacks on the U.S., and increased infrastructure and build-up costs associated with new aircraft deliveries in connection with SkyWest's planned expansion.

        Airline operating costs per ASM (including interest expense) decreased 2.1% to 18.9¢ for the year ended December 31, 2001 from 19.3¢ for the year ended December 31, 2000 despite the September 11th events. The primary reason for the decrease was the increased capacity of CRJs, which are less expensive to operate on an ASM basis than Brasilias. Additionally, during the year ended December 31, 2001, the Company recognized approximately $8.2 million in funds received under the Stabilization Act, which partially offset increased costs associated with the September 11, 2001 terrorist attacks. Other factors relating to the change in operating expenses are discussed below.

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

        Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 19.6% for the year ended December 31, 2001 from 16.9% for the year ended December 31, 2000. The increase was due primarily to the early termination and return of seven leased Brasilias flown under the United code. The termination of these leases resulted in a $3.4 million write-off of unamortized engine overhauls related to the aircraft. Aircraft costs per ASM increased slightly to 4.2¢ for the year ended December 31, 2001 from 3.9¢ for the year ended December 31, 2000. The increase in costs was due to the $3.4 million write-off, a higher mix of new aircraft within the fleet and build-up costs associated with the delivery of these new aircraft.

        Maintenance expense increased as a percentage of airline operating revenues to 10.5% for the year ended December 31, 2001 compared to 8.3% for the year ended December 31, 2000. The increase was due primarily to airline operating revenues increasing only 15.1% period over period, while ASMs increased 25.7%. The increase was also due to an adjustment to the CRJ engine overhaul accrual based on a change to the hourly accrual rate and for actual overhaul costs in excess of amounts previously accrued. Maintenance expense per ASM increased slightly to 2.2¢ for the year ended December 31, 2001 from 1.9¢ for the year ended December 31, 2000 and increased 46.4% period over period. These increases were due to the increase in ASMs and increased general maintenance costs in connection with the return of seven Brasilias through lease termination as well as the adjustment to the CRJ engine overhaul accrual.

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

Liquidity and Capital Resources

        The Company had working capital of $391.8 million and a current ratio of 4.2:1 at December 31, 2002, compared to working capital of $270.8 million and a current ratio of 3.3:1 at December 31, 2001. The increase in working capital was primarily the result of an increase of $88.3 million in net cash provided by operations during the year ended December 31, 2002. The principal sources of cash included $173.7 million provided by operating activities, $24.8 million of proceeds from the issuance of long-term debt, $18.8 million of proceeds from the sale of property and equipment, $8.9 million from the sale of common stock in connection with the exercise of stock options and the Company's Employee Stock Purchase Plan and $4.5 million in net deposits on aircraft and rotables. During 2002, the Company invested $82.8 million in flight equipment, $26.3 million in marketable securities and $16.1 million in buildings, ground equipment and other assets. The Company also reduced long-term debt by $12.7 million and paid $4.6 million in cash dividends.

        The Company's position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $294.5 million at December 31, 2002, compared to $268.0 million at December 31, 2001. At December 31, 2002, the Company's total capital mix was 83.6% equity and 16.4% debt, compared to 82.7% equity and 17.3% debt at December 31, 2001.

        The Company spent approximately $72.5 million for non-aircraft capital expenditures during the year ended December 31, 2002. These expenditures consisted primarily of $23.4 million for rotable spares, $17.5 million for aircraft engine overhauls, $15.5 million for aircraft improvements, and $16.1 million for buildings and ground equipment and other assets.

        The Company has a $10.0 million unsecured bank line of credit through January 31, 2004, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 4.0% at December 31, 2002. As of December 31, 2002, the Company had $6.0 million of letters of credit and no borrowings outstanding under this line of credit. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Significant Commitments and Obligations

        The following table summarizes the Company's commitments and obligations as of December 31, 2002 for each of the next five years and thereafter (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter
Firm aircraft commitments	$1,385,500	$633,600	$633,600	$118,300	$—	$—	$—
Operating lease payments for aircraft and facility obligations	1,499,607	127,458	121,601	126,372	126,608	123,001	874,567
Principal maturities on long-term debt	137,911	12,532	11,831	11,736	7,731	8,056	86,025

Total commitments and obligations	$3,023,018	$773,590	$767,032	$256,408	$134,339	$131,057	$960,592

        During the year ended December 31, 2002, SkyWest took delivery of 26 CRJs in connection with the Delta Connection and United Express expansion. Additionally, as of December 31, 2002, SkyWest had agreed to acquire an additional 70 CRJs and related spare parts inventory and support equipment at an aggregate cost of approximately $1.4 billion. SkyWest commenced delivery of these aircraft in January 2003 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through, long-term loans or lease arrangements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules. The options are exercisable at various dates through April 2008.

        The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 2002, the Company leased 127 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.5 billion at December 31, 2002. At a 7.5% discount factor, the present value of these lease obligations would be approximately $971.8 million at December 31, 2002.

        The Company's long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $15.5 million of the long-term debt, at December 31, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $20.3 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at December 31, 2002. The average effective rate on the debt related to the CRJ aircraft of $93.3 million was 6.1% at December 31, 2002, and is not subject to subsidy payments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002, the Company's contracts with its major partners obligate its major partners to bear the economic risk of fuel price fluctuations. As such, during the terms of those contracts the Company anticipates that its results from operations will not be directly affected by fuel price volatility.

Interest Rates

        The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. However, the Company would also receive higher amounts of interest income on its cash and securities held at the time. At December 31, 2002, the Company had variable rate notes representing 10.7% of its total long-term debt compared with 12.7% of its total long-term debt at December 31, 2001. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $160,000 in interest expense and received $3,565,000 in additional interest income for the year ended December 31, 2002 and an additional $193,000 in interest expense and received $2,868,000 in additional interest income for the year ended December 31, 2001. As a result of this hypothetical assumption, the Company believes it could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. Management does not believe the Company has significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represent 89.3% of the total long-term debt at December 31, 2002 and 87.3% at December 31, 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
SkyWest, Inc.:

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying 2002 and 2001 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule of the Company and its subsidiaries for the year ended December 31, 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedule in their reports dated February 22, 2002.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the 2002 and 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyWest, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for CRJ engine overhaul costs from the accrual method to the direct expense method in 2002.

/s/ KPMG LLP

Salt Lake City, Utah
March 27, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K because Arthur Andersen LLP has ceased operations.

        Subsequent to Arthur Andersen LLP's issuance of this report, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2001. The restated 2001 financial statements have been audited by KPMG LLP, as indicated in their report.

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

/s/Arthur Andersen LLP

Salt Lake City, Utah
February, 22, 2002

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2002	December 31, 2001
CURRENT ASSETS:
Cash and cash equivalents	$130,960	$42,692
Marketable securities	294,464	268,022
Receivables, net	26,341	20,112
Inventories	27,033	23,283
Prepaid aircraft rents	20,376	14,468
Other current assets	14,059	17,979

Total current assets	513,233	386,556

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	471,033	397,269
Deposits on aircraft	111,351	115,892
Buildings and ground equipment	77,206	84,231

	659,590	597,392
Less-accumulated depreciation and amortization	(203,592)	(155,686)

Total property and equipment, net	455,998	441,706

MAINTENANCE CONTRACT ASSET	22,794	—

OTHER ASSETS	7,359	3,304

Total assets	$999,384	$831,566

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2002	December 31, 2001
CURRENT LIABILITIES:
Current maturities of long-term debt	$12,532	$12,151
Accounts payable	39,591	36,278
Accrued salaries, wages and benefits	26,744	20,932
Accrued aircraft rents	28,297	19,960
Engine overhaul accrual	—	14,081
Taxes other than income taxes	5,021	3,845
Other current liabilities	9,203	8,491

Total current liabilities	121,388	115,738

LONG-TERM DEBT, net of current maturities	125,379	113,688

DEFERRED INCOME TAXES PAYABLE	63,379	41,173

DEFERRED AIRCRAFT CREDITS	27,758	15,127

MAINTENANCE CONTRACT LIABILITY	22,794	—

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 63,334,901 and 62,723,510 shares issued, respectively	320,085	309,691
Retained earnings	340,308	258,024
Treasury stock, at cost, 5,898,400 shares	(20,285)	(20,285)
Accumulated other comprehensive loss (Note 1)	(1,422)	(1,590)

Total stockholders' equity	638,686	545,840

Total liabilities and stockholders' equity	$999,384	$831,566

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000
OPERATING REVENUES:
Passenger	$769,427	$595,985	$516,159
Freight and other	5,020	5,880	6,838

Total operating revenues	774,447	601,865	522,997

OPERATING EXPENSES:
Flying operations	330,198	252,346	208,932
Customer service	123,453	97,827	72,079
Maintenance	82,786	87,577	63,318
Depreciation and amortization	57,535	45,888	32,575
Promotion and sales	16,871	25,747	26,593
General and administrative	45,487	35,097	29,529
US Government airline assistance	(1,438)	(8,181)	—
Other	—	—	924

Total operating expenses	654,892	536,301	433,950

OPERATING INCOME:	119,555	65,564	89,047

OTHER INCOME (EXPENSE):
Interest income	12,383	17,249	12,532
Interest expense	(3,611)	—	(2,511)
Gain on sale of property and equipment	—	—	518

Total other income, net	8,772	17,249	10,539

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	128,327	82,813	99,586
PROVISION FOR INCOME TAXES	50,050	32,297	38,712

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	78,277	50,516	60,874
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, Net of tax of $5,492	8,589	—	—

NET INCOME	$86,866	$50,516	$60,874

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.37	$0.90	$1.18
Cumulative effect of change in accounting principle, net of tax	0.15	—	—

Basic earnings per share	$1.52	$0.90	$1.18

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.36	$0.88	$1.16
Cumulative effect of change in accounting principle, net of tax	0.15	—	—

Diluted earnings per share	$1.51	$0.88	$1.16

WEIGHTED AVERAGE COMMON SHARES:
Basic	57,229	56,365	51,521
Diluted	57,551	57,237	52,644

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Common Stock			Treasury Stock
			Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 1999	55,044	$163,451	$155,360	(5,898)	$(20,285)	$—	$298,526

Comprehensive income:
Net income	—	—	60,874	—	—	—	60,874
Net unrealized depreciation on marketable securities	—	—	—	—	—	(975)	(975)

Total comprehensive income	—	—	—	—	—	—	59,899
Exercise of common stock options	672	2,496	—	—	—	—	2,496
Sale of common stock under employee stock purchase plan	179	2,065	—	—	—	—	2,065
Sale of common stock, net of offering costs of $349	5,791	122,070	—	—	—	—	122,070
Tax benefit from exercise of common stock options	—	4,105	—	—	—	—	4,105
Cash dividends declared ($0.08 per share)	—	—	(4,208)	—	—		(4,208)

Balance at December 31, 2000	61,686	294,187	212,026	(5,898)	(20,285)	(975)	484,953

Comprehensive income:
Net income	—	—	50,516	—	—	—	50,516
Net unrealized depreciation on marketable securities	—	—	—	—	—	(615)	(615)

Total comprehensive income	—	—	—	—	—	—	49,901
Exercise of common stock options	875	6,750	—	—	—	—	6,750
Sale of common stock under employee stock purchase plan	163	3,170	—	—	—	—	3,170
Tax benefit from exercise of common stock options	—	5,584	—	—	—	—	5,584
Cash dividends declared ($0.08 per share)	—	—	(4,518)	—	—	—	(4,518)

Balance at December 31, 2001	62,724	309,691	258,024	(5,898)	(20,285)	(1,590)	545,840

Comprehensive income:
Net income	—	—	86,866	—	—	—	86,866
Net unrealized appreciation on marketable securities	—	—	—	—	—	168	168

Total comprehensive income	—	—	—	—	—	—	87,034
Exercise of common stock options	397	4,438	—	—	—	—	4,438
Sale of common stock under employee stock purchase plan	214	4,431	—	—	—	—	4,431
Tax benefit from exercise of common stock options	—	1,525	—	—	—	—	1,525
Cash dividends declared ($0.08 per share)	—	—	(4,582)	—	—	—	(4,582)

Balance at December 31, 2002	63,335	$320,085	$340,308	(5,898)	$(20,285)	$(1,422)	$638,686

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$86,866	$50,516	$60,874
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,535	45,888	32,575
Nonairline depreciation and amortization	—	—	498
Maintenance expense related to disposition of rotable spares	1,379	1,947	2,235
Gain on sale of property and equipment	—	—	(518)
Increase (decrease) in allowance for doubtful accounts	661	5	(144)
Increase in deferred income taxes	22,206	6,948	6,374
Tax benefit from exercise of common stock options	1,525	5,584	4,105
Deferred aircraft credits, net of accretion	10,903	15,127	—
Changes in operating assets and liabilities:
(Increase) decrease in receivables	(6,890)	3,091	(17,916)
Increase in inventories	(3,750)	(4,301)	(3,518)
Increase in other current assets	(1,988)	(5,820)	(2,379)
Increase (decrease) in accounts payable	3,313	12,783	(6,428)
Increase (decrease) in engine overhaul accrual	(14,081)	1,091	2,722
Increase in other current liabilities	16,024	17,932	4,041

NET CASH PROVIDED BY OPERATING ACTIVITIES	173,703	150,791	82,521

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net of sales	(26,273)	(41,590)	(67,925)
Acquisition of property and equipment:
Aircraft and rotable spares	(82,759)	(125,940)	(75,828)
Deposits on aircraft	—	(39,679)	(49,265)
Buildings and ground equipment	(11,760)	(34,309)	(15,490)
Proceeds from sales of property and equipment	18,785	517	5,030
Return of deposits on aircraft and rotable spares	4,541	22,297	5,800
Increase in other assets	(4,341)	(920)	(526)

NET CASH USED IN INVESTING ACTIVITIES	(101,807)	(219,624)	(198,204)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	24,806	50,086	32,299
Principal payments on long-term debt	(12,734)	(10,173)	(8,884)
Net proceeds from issuance of common stock	8,869	9,920	126,631
Payment of cash dividends	(4,569)	(4,498)	(3,829)

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,372	45,335	146,217

Increase (decrease) in cash and cash equivalents	88,268	(23,498)	30,534
Cash and cash equivalents at beginning of year	42,692	66,190	35,656

CASH AND CASH EQUIVALENTS AT END OF YEAR	$130,960	$42,692	$66,190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$2,205	$—	$3,231
Income taxes	$24,390	$17,951	$43,587

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Nature of Operations and Summary of Significant Accounting Policies

        The Company, through SkyWest Airlines, Inc. ("SkyWest"), operates a regional airline offering scheduled passenger service with approximately 1,000 daily departures to 91 cities in 27 states and Canada. All SkyWest flights are operated as either the Delta Connection or United Express under code-sharing arrangements with Delta Air Lines, Inc. ("Delta") or United Air Lines, Inc. ("United"). SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as the United Express carrier in Los Angeles, San Francisco, Denver and in the Pacific Northwest. Revenues generated in connection with the code-sharing relationships with Delta and United account for substantially all of SkyWest's passenger revenue.

        Multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest controlled flying and contract flying. On SkyWest controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partner negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. Effective January 1, 2002, SkyWest transitioned substantially all of its controlled flights to contract flying arrangements.

Consolidation

        The accompanying consolidated financial statements include the accounts of SkyWest, Inc. and its wholly owned subsidiaries, SkyWest Airlines and National Parks Transportation, Inc. ("NPT") (collectively the "Company"). All significant intercompany accounts and transactions have been eliminated in consolidation. During the year ended December 31, 2000, the Company sold the operations of NPT.

Use of Estimates

        The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized as a component of operating results. The Company's position in marketable securities as of December 31, 2002 and 2001 is as follows (in thousands):

	2002		2001
Investment Types
	Cost	Market Value	Cost	Market Value
Commercial paper	$10,019	$10,019	$7,307	$7,390
Bond funds	232,891	230,858	187,427	184,295
Corporate notes	35,597	35,439	61,198	61,599
Asset backed securities	18,288	18,148	10,623	10,670
Other	—	—	4,073	4,068

	296,795	294,464	270,628	268,022
Unrealized depreciation	(2,331)	—	(2,606)	—

Total	$294,464	$294,464	$268,022	$268,022

        Marketable securities had the following maturities as of December 31, 2002 (in thousands):

Maturities	Amount
Year 2003	$229,407
Years 2004 through 2005	60,114
Thereafter	4,943

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

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset or the aircraft lease term. During the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest costs of approximately $7,041,000, $5,185,000, and $788,000, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company's historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). The Company uses the deferral method of accounting for Brasilia engines and was using the accrual method for Canadair Regional Jet (CRJ) engines through December 31, 2001. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the "Services Agreement") covering the scheduled and unscheduled repair of CRJ engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company's CRJ engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then for the period from August 1, 2001 through December 31, 2001, using the fixed rate per-engine-hour pursuant to the Services Agreement.

        In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on engine flight hours to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company's major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As discussed below, on March 14, 2003, the Services Agreement was further amended.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, effective January 1, 2002, the Company reversed its engine overhaul accrual that totaled $14,081,000 by recording a cumulative effect of change in accounting principle of $8,589,000 (net of income taxes of $5,492,000).

        The following table summarizes the pro forma impact as if the change in accounting principle was made retroactive to January 1, 2001 (in thousands):

Year Ended December 31, 2001:	Historical	Pro Forma
Operating expenses	$536,301	$532,788
Operating income	65,564	69,077
Net income	50,516	52,659
Net income per common share:
Basic	$0.90	$0.93
Diluted	0.88	0.92

The Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and, therefore, a maintenance contract liability to GE of $22,794,000, based on the fixed rate per-engine-hour, has been recorded in the accompanying December 31, 2002, balance sheet with a corresponding deferred maintenance asset of $22,794,000. The deferred maintenance asset has been recorded since under the "expense method" the Company does not record maintenance expense until the actual maintenance event occurs.

        On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. As a result of the amendment, the $22,794,000 maintenance contract liability and corresponding $22,794,000 deferred maintenance asset have been reversed in March 2003.

Passenger and Freight Revenues

        Passenger and freight revenues are recognized when service is provided. Under the Company's contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

        In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on the prior periods' approved rates and assumptions to reflect changes in the Company's operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. As of December 31, 2002, the Company and Delta had established rates to be in effect for the Company's Delta Connection flights throughout 2002.

        On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Due to the bankruptcy filing, the Company and United began to operate under a temporary departure rate model while the 2003 rates are finalized and a new long-term operating agreement is affirmed within the bankruptcy process. The Company estimates that as of the date of United's bankruptcy filing, it was owed approximately $14.0 million for United Express services rendered prior to the filing. It is the Company's understanding that United has received approval from the U.S. Bankruptcy Court authorizing, but not requiring, United to honor pre-petition obligations to its United Express carriers. The Company believes that if these pre-petition amounts are not paid by United, the Company may offset amounts owed to United for pre-petition services totaling approximately $3.6 million. Approximately $9.7 million of the $14.0 million claim resulted from United's failure to pay the scheduled weekly wire transfer on December 6, 2002. The Company did not recognize the $9.7 million as revenue due to the uncertainty of collection. Additionally, as of December 31, 2002, the Company established a reserve against the remaining pre-petition receivables from United.

Deferred Aircraft Credits

        The Company accounts for incentives provided by aircraft manufacturers as deferred credits. Credits related to leased aircraft are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. Credits related to owned aircraft are amortized on a straight-line basis as a reduction to depreciation expense over the life of the related aircraft. The incentives generally consist of credits that may be used to purchase spare parts and pay for training and other expenses.

        In connection with the Company's commitment to acquire 119 CRJs (see Note 4), the manufacturer agreed to pay for certain CRJ engine modifications and to provide additional purchase incentives. During the years ended December 31, 2002 and 2001, the initial engine modifications were performed and the manufacturer provided certain other purchase incentives.

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. As of December 31, 2002 and 2001, the Company had recorded current deferred tax assets of $6,812,000 and $11,079,000, respectively (which are included in other current assets), and deferred tax liabilities of $63,379,000 and $41,173,000, respectively.

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the year ended December 31, 2002, 2,790,000 antidilutive options were excluded from the computation of Diluted EPS. No options were excluded from the computation of Diluted EPS during the years ended December 31, 2001 and 2000.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000
Weighted average number of common Shares outstanding for Basic EPS	57,229	56,365	51,521
Effect of assuming exercise of outstanding dilutive stock options	322	872	1,123

Weighted average number of common shares outstanding for Diluted EPS	57,551	57,237	52,644

Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model with the following assumptions used for grants in the years ended December 31, 2002, 2001 and 2000: a risk-free interest rate of 3.91% for 2002, 4.5% for 2001 and 5.1% for 2000, a volatility factor of the expected common stock price of .584 for 2002, .585 for 2001 and .520 for 2000, a weighted average expected life of four years for the stock options for the years presented and an expected annual dividend rate of 0.3% for 2002. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

        Following are the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	Year Ended December 31,
	2002	2001	2000
Net income:
As reported	$86,866	$50,516	$60,874
Pro forma	$78,454	$46,114	$57,497
Net income per common share:
Diluted as reported	$1.51	$0.88	$1.16
Diluted pro forma	$1.36	$0.81	$1.09
Basic as reported	$1.52	$0.90	$1.18
Basic proforma	$1.37	$0.82	$1.12

Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the results of transactions with shareholders. As of December 31, 2002 and 2001, accumulated other comprehensive loss includes adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $168,000, ($615,000) and ($975,000), net of income taxes, on marketable securities for the years ended December 31, 2002, 2001, and 2000, respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Impairment of Long Lived Assets

        As of December 31, 2002, the Company has $344,647,000 of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment at each balance sheet date for events or changes in circumstances that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $122,447,000 as of December 31, 2002, as compared to the carrying amount of $137,911,000.

Derivative Instruments

        SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and related interpretations require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        As of December 31, 2002, the Company had entered into an interest rate swap transaction to manage the Company's exposure related to a variable rate debt instrument. The interest rate swap had a notional amount of approximately $8.8 million as of December 31, 2002, which corresponded to the outstanding balance on the debt instrument. The interest rate swap effectively locks the interest rate on the debt at 7.89%.The Company's policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair value of the Company's interest rate swap of $1,125,000 has been recognized as a current liability in the accompanying December 31, 2002 consolidated balance sheet. The Company's interest rate swap did not qualify as a hedge, therefore a $1,125,000 unrealized loss on the swap has been included in interest expense for the year ended December 31, 2002.

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

(2)  Long-term Debt

        Long-term debt consisted of the following as of December 31, 2002 and 2001 (in thousands):

	2002	2001
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	$63,722	$50,086
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	20,339	22,438
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	15,080	15,808
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	11,490	15,674
Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR (1.38% at December 31, 2002) through 2016, secured by aircraft	14,482	15,044
Note payable to bank, due in monthly installments plus interest based on LIBOR through 2012, secured by buildings	8,772	—
Other notes payable, secured by aircraft	4,026	6,789

	137,911	125,839
Less current maturities	(12,532)	(12,151)

	$125,379	$113,688

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2002 were as follows (in thousands):

Year ending December 31,
2003	$12,532
2004	11,831
2005	11,736
2006	7,731
2007	8,056
Thereafter	86,025

$137,911

        The Company's long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduce the stated interest rates to an average effective rate of approximately 3.7%, on $15.5 million of the long-term debt, at December 31, 2002. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $20.3 million, the lender has assumed the risk of the subsidy payments which has reduced the average effective rate on this debt to approximately 3.8% at December 31, 2002. The average effective rate on the debt related to the CRJ aircraft of $93.3 million was 6.1% at December 31, 2002, and is not subject to subsidy payments.

        As of December 31, 2002, the Company had available $10,000,000 in an unsecured bank line of credit through December 15, 2004, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 4.0%. The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $6,044,834 of letters of credit and no borrowings outstanding under this line of credit as of December 31, 2002. Additionally, the Company had $1,275,216 of letters of credit outstanding with another bank at December 31, 2002.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2002, the Company was in compliance with all debt covenants contained in its long-term debt agreements.

(3)  Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2002	2001	2000
Current tax provision:
Federal	$29,029	$20,226	$29,201
State	7,155	5,123	6,092

	36,184	25,349	35,293

Deferred tax provision:
Federal	17,651	4,088	3,024
State	1,707	2,860	395

	19,358	6,948	3,419

Provision for income taxes	$55,542	$32,297	$38,712

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2002	2000	2001
Computed "expected" provision for income taxes at the statutory rates	$49,845	$28,985	$34,855
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	6,133	3,729	4,263
Other, net	(436)	(417)	(406)

Provision for income taxes	$55,542	$32,297	$38,712

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2002	2001
Deferred tax assets:
Accrued benefits	$2,555	$2,206
Engine overhaul accrual	—	5,547
Accrued reserves and other	4,257	3,326

Total deferred tax assets	6,812	11,079

Deferred tax liabilities:
Accelerated depreciation	(59,650)	(40,551)
Other	(3,729)	(622)

Total deferred tax liabilities	(63,379)	(41,173)

Net deferred tax liability	$(56,567)	$(30,094)

(4)  Commitments and Contingencies

Lease Obligations

        The Company leases 127 aircraft, as well as airport facilities, office space, and various other property and equipment under noncancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 2002 (in thousands):

Year ending December 31,
2003	$127,458
2004	121,601
2005	126,372
2006	126,608
2007	123,001
Thereafter	874,567

$1,499,607

        Total rental expense for noncancelable operating leases was approximately $103,318,000, $72,841,000 and $56,253,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

        The above minimum rental payments do not include landing fees, which amounted to approximately $19,739,000, $14,877,000 and $10,873,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        As part of our leveraged lease agreements, we typically indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Purchase Commitments and Options

        During the year ended December 31, 2002, SkyWest took delivery of 26 CRJs in connection with the Delta Connection and United Express contract flying arrangements. Additionally, as of December 31, 2002 SkyWest had agreed to acquire an additional 70 CRJs and related spare parts inventory and support equipment through purchase commitments at an aggregate cost of approximately $1.4 billion. SkyWest commenced delivery of these aircraft beginning in January 2003 and deliveries are scheduled to continue through January 2005. Depending on the state of the aircraft financing market at the time of delivery, management will determine whether to acquire these aircraft through third party, long-term loans or lease agreements. SkyWest also has options to acquire 119 additional CRJs at fixed prices (subject to cost escalations) and delivery schedules and are exercisable at various dates through April 2008.

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2002, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

        The Company monitors its customers' financial condition and requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $723,000 and $63,000 as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the Company's code-sharing and contract relationships with Delta and United combined accounted for more than 95% of the Company's total revenues.

        As of December 31, 2002, the Company has demand deposits and money market accounts totaling $4,923,000 with Zions First National Bank and $720,000 with Wells Fargo Bank. These balances exceed the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

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

Stock Options

        In August 2000, the Company's shareholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan ("Executive Plan") and the 2001 Allshare Stock Option Plan ("Allshare Plan"). Both plans became effective January 1, 2001. These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans ("Prior Plans"), however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2002, there were approximately 1,575,000 options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 1,119,879 options had been issued as of December 31, 2002. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of which 1,000,000 options had been issued as of December 31, 2002. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"), who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at beginning of year	3,028,534	$18.66	2,864,434	$12.39	2,908,628	$8.61
Granted	1,073,968	26.24	1,045,911	25.95	696,000	20.13
Exercised	(389,260)	11.15	(874,550)	7.72	(671,960)	3.73
Canceled	(33,317)	22.54	(7,261)	11.97	(68,234)	11.47

Outstanding at end of year	3,679,925	$21.70	3,028,534	$18.66	2,864,434	$12.39

Weighted average fair value of options granted during the year		$12.46		$12.51		$9.24

        The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3 to $15	878,901	5.9 years	$12.42	878,901	$12.42
$16 to $21	696,000	7.4 years	20.13	—	—
$22 to $26	2,105,024	8.9 years	26.10	—	—

$3 to $26	3,679,925	7.9 years	$21.70	878,901	$12.42

(6)  Retirement Plan and Employee Stock Purchase Plan

Retirement Plan

        The Company sponsors the SkyWest Airlines Employees' Retirement Plan (the "Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the Plan were $7,466,000, $6,128,000 and $5,242,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Employee Stock Purchase Plan

        In February 1996, the Company's Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan ("The Stock Purchase Plan"). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company's common stock. The Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a 15% discount, through payroll deductions. Employees can contribute two to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. For the year ended December 31, 2002, 214,131 shares were purchased by employees at prices of $21.63 and $19.88 per share. For the year ended December 31, 2001, 162,922 shares were purchased by employees at prices of $23.80 and $15.75 per share. For the year ended December 31, 2000, 179,978 shares were purchased by employees at prices of $11.90 and $11.04 per share. In addition, as of December 31, 2002, $2,555,000 had been withheld for the future purchase of shares. Shares are purchased semi-annually at the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

(7)  Events of September 11, 2001

        On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks on New York, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule by approximately 20%. As a result, SkyWest began to reduce its Brasilia fleet flown under the United code. During the year ended December 31, 2001, the Company terminated certain Brasilia aircraft leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million for the remaining lease payments related to Brasilia aircraft parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. government passed the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Under the Stabilization Act, funds were made available to compensate air carriers for direct losses suffered as a result of any federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. As of December 31, 2002, the Company has received approximately $12.6 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks. During the years ended December 31, 2002 and 2001, the Company recognized approximately $1.4 million and $8.2 million, respectively, as a contra expense in the accompanying consolidated statements of income under the Act.

(8)  Related-Party Transactions

        During the year ended December 31, 2001, Delta sold its ownership interest in the Company which consisted of approximately 6.2 million shares of common stock which represented approximately 11% of the outstanding common stock of the Company. The Company leases various terminal facilities from Delta and Delta provides certain services to the Company, including advertising, reservation and ground handling services. Expenses paid to Delta under these arrangements were $75,000, $8,924,000 and $6,741,000 during the years ended December 31, 2002, 2001 and 2000, respectively. United also provides services to the Company consisting of reservation, passenger and ground handling services. The Company paid $10,602,000, $8,884,000 and $7,199,000 to United for services during the years ended December 31, 2002, 2001 and 2000, respectively.

        The Company's President, Chairman and Chief Executive Officer, serves on the Board of Directors for Zion's Bancorporation ("Zion's") and The Regence Group ("Regence"). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion's, Zion's is an equity participant in leveraged leases on two CRJ aircraft operated by the Company and Zion's provides investment administrative services to the Company for which the Company paid approximately $165,000 and $173,000 during the years ended December 31, 2002 and 2001, respectively. The balances in the Zion's accounts as of December 31, 2002 and 2001 were $4,923,000 and $15,390,000, respectively. Regence provides administrative services and medical stop loss coverage for various health care plans for the Company. The Company paid Regence $904,000 and $1,889,000 for these services during the years ended December 31, 2002 and 2001, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On June 24, 2002, the Company dismissed its independent auditor, Arthur Andersen LLP ("Arthur Andersen"), and appointed KPMG LLP ("KPMG") as its new independent auditor. These actions were approved by the Company's Board of Directors upon the recommendation of its Audit Committee and were reported in a Current Report on Form 8-K, filed with the Commission on June 28, 2002, as amended by an Amendment to Current Report on Form 8-K/A, filed with the Commission on July 15, 2002.

        During the years ended December 31, 2001 and 2000, and the subsequent interim period through June 24, 2002, there was no disagreement between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of such disagreement in connection with its reports, and there occurred no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

        The audit reports of Arthur Andersen on the consolidated financial statements of the Registrant for the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the years ended December 31, 2001 and 2000, and the subsequent interim period through June 24, 2002, the date KPMG was appointed as the Company's independent auditor, the Registrant did not consult with KPMG regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

        In connection with the preparation of the Current Report on Form 8-K, as amended, described in the first paragraph above, the Company provided a copy of the foregoing disclosures to Arthur Andersen, but Arthur Andersen declined to issue a letter as required by Item 304 (a) (3) of Regulation S-K. The Registrant has been informed by Arthur Andersen that Arthur Andersen does not have the resources available to take the actions necessary to prepare and issue such a letter.

PART III

        Items 10, 11, 12, 13 and 15 in Part III are incorporated herein by reference to the Company's definitive proxy statement for its 2003 annual meeting of shareholders scheduled for May 13, 2003. The Company's definitive proxy statement will be filed with the Commission not later than 120 days after December 31, 2002, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Headings in Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	"Election of Directors" and "Executive Officers"
ITEM 11.	EXECUTIVE COMPENSATION	"Executive Compensation" and "Report of the Compensation Committee"
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	"Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management"
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	"Executive Compensation"

ITEM 14. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Incorporated by reference to the Company's definitive proxy statement for its 2003 annual meeting of shareholders scheduled for May 13, 2003.

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents Filed:

2.
Financial Statement Schedule. The following consolidated financial statement schedule of the Company is included in Item 14(d) hereof.

•
Report of independent public accountants on financial statement schedule

•
Schedule II—Valuation and qualifying accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)
Reports on Form 8-K.

  A Current Report on Form 8-K was filed on December 16, 2002 addressing the bankruptcy filing by United Air Lines, Inc.

(c)
Exhibits.

Number	Exhibit	Incorporated by Reference	Filed Herewith
3.1	Restated Articles of Incorporation	(1)
3.2	Amended By-Laws	(3)
4.1	Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)	(1)
4.2	Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)	(1)
10.1	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan.	(3)
10.2	Delta Connection Agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc.	(2)
10.3	United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998	(6)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(2)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(4)
10.6	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(5)
10.7	SkyWest, Inc. Executive Stock Incentive Plan	(7)
10.8	SkyWest, Inc. Allshare Stock Option Plan	(7)
10.9	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
23.1	Independent Auditors' Consent		X
23.2	Notice Regarding Consent of Arthur Andersen LLP		X

99.1	Certification of Chief Executive Officer	X
99.2	Certification of Chief Financial Officer	X

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

(7)
Incorporated by reference to Registrant's Form 10-Q filed on July 28, 2000.

(8)
Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Company's Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999. This audit report has not been reissued by Arthur Andersen LLP in connection with this Form 10-K because Arthur Andersen LLP has ceased operations.

        Subsequent to Arthur Andersen LLP's issuance of this report, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2001. The restated 2001 financial statements have been audited by KPMG LLP, as indicated in their report.

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

/s/ Arthur Andersen LLP

Salt Lake City, Utah
February 22, 2002

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2002, 2001 and 2000

(In thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2002:
Engine overhaul accrual	$14,081	$—	$(14,081)	$—
Allowance for inventory obsolescence	480	—	—	480
Allowance for doubtful accounts receivable	63	690	(30)	723

	$14,624	$690	$(14,111)	$1,203

Year Ended December 31, 2001:
Engine overhaul accrual	$12,990	$18,863	$(17,772)	$14,081
Allowance for inventory obsolescence	480	—	—	480
Allowance for doubtful accounts receivable	58	36	(31)	63

	$13,528	$18,899	$(17,803)	$14,624

Year Ended December 31, 2000:
Engine overhaul accrual	$8,887	$4,615	$(512)	$12,990
Allowance for inventory obsolescence	380	100	—	480
Allowance for doubtful accounts receivable	62	82	(86)	58

	$9,329	$4,797	$(598)	$13,528

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report of Form 10-K for the year ended December 31, 2002, to be signed on its behalf by the undersigned, thereunto duly authorized.

SKYWEST, INC.
By:	/s/ JERRY C. ATKIN Jerry C. Atkin Chairman, President and Chief Executive Officer

ADDITIONAL SIGNATURE AND POWER OF ATTORNEY

        Pursuant to the requirement of the Securities Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated. In addition, each person whose signature to this report appears below hereby constitutes and appoints Jerry C. Atkin and Bradford R. Rich, and each of them, as his true and lawful attorney-in-fact and agent, with full power of substitution, to sign on his behalf individually and in the capacity stated below and to perform any acts necessary to be done in order to file all amendments and post-effective amendments to this report, and any and all instruments or documents filed as part of or in connection with this report or the amendments thereto and each of the undersigned does hereby ratify and confirm all that said attorney-in-fact and agent, or his substitutes, shall do or cause to be done by virtue hereof.

Names	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board, President and Chief Executive Officer	March 28, 2003
/s/ SIDNEY J. ATKIN Sidney J. Atkin	Vice Chairman of the Board And Director	March 28, 2003
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President, Chief Financial Officer And Treasurer (principal financial and accounting officer)	March 28, 2003
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	March 28, 2003
/s/ MERVYN K. COX Mervyn K. Cox	Director	March 28, 2003
/s/ IAN M. CUMMING Ian M. Cumming	Director	March 28, 2003

/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Director	March 28, 2003
/s/ HENRY J. EYRING Henry J. Eyring	Director	March 28, 2003
/s/ HYRUM W. SMITH Hyrum W. Smith	Director	March 28, 2003
/s/ ROBERT G. SARVER Robert G. Sarver	Director	March 28, 2003

CERTIFICATIONS

I, Jerry C. Atkin, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of SkyWest, Inc. for the Year Ended December 31, 2002;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JERRY C. ATKIN Jerry C. Atkin President and Chief Executive Officer

I, Bradford R. Rich, certify that:

        1.    I have reviewed this Annual Report on Form 10-K of SkyWest, Inc. for the Year Ended December 31, 2002;

        2.    Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report; and;

        3.    Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Report.

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ BRADFORD R. RICH Bradford R. Rich Executive Vice President, Chief Financial Officer and Treasurer