Form 10-Q
period 2003-03-31
SKYWEST INC
filed 2003-05-14
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2003
Common stock, no par value	57,645,128

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

(Unaudited)

ASSETS

	March 31, 2003	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$101,380	$130,960
Marketable securities	285,961	294,464
Receivables, net	26,561	26,341
Inventories	26,345	27,033
Prepaid aircraft rents	45,869	20,376
Other current assets	21,988	14,059
Total current assets	508,104	513,233

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	720,158	471,033
Deposits on aircraft	101,088	111,351
Buildings and ground equipment	75,419	77,206
	896,665	659,590
Less-accumulated depreciation and Amortization	(217,012)	(203,592)
	679,653	455,998
MAINTENANCE CONTRACT ASSET	—	22,794

OTHER ASSETS	9,579	7,359
Total assets	$1,197,336	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands)

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2003	December 31, 2002
CURRENT LIABILITIES:
Current maturities of long-term debt	$22,519	$12,532
Accounts payable	33,452	39,591
Accrued salaries, wages and benefits	21,950	26,744
Accrued aircraft rents	19,920	28,297
Taxes other than income taxes	6,179	5,021
Other current liabilities	17,275	9,203
Total current liabilities	121,295	121,388

LONG-TERM DEBT, net of current maturities	315,570	125,379

DEFERRED INCOME TAXES PAYABLE	71,991	63,379

DEFERRED AIRCRAFT CREDITS	35,101	27,758

MAINTENANCE CONTRACT LIABILITY	—	22,794

STOCKHOLDERS’ EQUITY:
Common stock	322,492	320,085
Retained earnings	352,455	340,308
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(1,283)	(1,422)
Total stockholders’ equity	653,379	638,686
Total liabilities and stockholders’ equity	$1,197,336	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Operating revenues:
Passenger	$205,818	$173,215
Freight and other	1,544	1,131
	207,362	174,346
Operating expenses:
Flying operations	104,847	76,301
Customer service	34,147	30,541
Maintenance	16,264	19,706
Depreciation and amortization	16,358	12,423
General and administrative	10,850	9,638
Promotion and sales	4,747	3,281
	187,213	151,890
Operating income	20,149	22,456
Other income (expense):
Interest income	2,919	3,261
Interest expense	(1,264)	(52)
	1,655	3,209
Income before income taxes	21,804	25,665
Provision for income taxes	8,504	10,009
Income before cumulative effect of change in accounting principle	13,300	15,656
Cumulative effect of change in accounting principle, net of taxes of $5,492	—	8,589
Net income	$13,300	$24,245

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.23	$0.28
Cumulative effect of change in accounting principle, net of tax	—	0.15
Basic earnings per share	$0.23	$0.43
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.23	$0.27
Cumulative effect of change in accounting principle, net of tax	—	0.15
Diluted earnings per share	$0.23	$0.42
Weighted average common shares:
Basic	57,641	56,939
Diluted	57,649	57,530

Dividends declared per common share	$0.02	$0.02

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,300	$24,245
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	16,358	12,423
Maintenance expense related to disposition of rotable spares	264	286
(Decrease) in allowance for doubtful accounts	(1)	(2)
Increase in deferred income taxes	8,612	1,020
Tax benefit from exercise of common stock options	94	302
Deferred aircraft credits	7,343	799
Changes in operating assets and liabilities:
(Increase) in receivables, net	(219)	(7,641)
Decrease in inventories	688	559
(Increase) in prepaid aircraft rents and other current assets	(33,422)	(10,143)
(Decrease) in accounts payable and accrued aircraft rents	(14,516)	(14,735)
(Decrease) in engine overhaul accrual	—	(14,081)
Increase in other current liabilities and taxes other than income taxes	4,432	5,920
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,933	(1,048)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and maturities of marketable securities, net	8,642	20,776
Acquisition of property and equipment:
Aircraft and rotable spares	(78,999)	(29,666)
Deposits on aircraft	(19,755)	—
Buildings and ground equipment	(322)	(4,269)
Proceeds from sales of property and equipment	—	18,785
(Increase) in other assets	(2,355)	(171)
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(92,789)	5,455

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	61,803	15,731
Principal payments on long-term debt	(2,691)	(2,190)
Net proceeds from issuance of common stock	2,313	2,722
Payment of cash dividends	(1,149)	(1,136)
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,276	15,127

(Decrease) increase in cash and cash equivalents	(29,580)	19,534
Cash and cash equivalents at beginning of period	130,960	42,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,380	$62,226

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,167	$873
Income taxes	$1,583	$268

NON-CASH INVESTING AND FINANCING ACTIVITIES
Aircraft and rotable spares acquired through interim financing	$141,066	$—
Deposits applied to delivered aircraft	$30,018	$—

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of March 31, 2003 and December 31, 2002 was as follows (in thousands):

	March 31, 2003		December 31, 2002
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$10,082	$10,082	$10,019	$10,019
Bond funds	229,207	227,450	232,891	230,858
Corporate and other notes	36,305	36,168	35,597	35,439
Asset backed securities	12,472	12,261	18,288	18,148
	288,066	285,961	296,795	294,464
Allowance for unrealized
Depreciation	(2,105)	—	(2,331)	—
Total	$285,961	$285,961	$294,464	$294,464

Marketable securities had the following maturities as of March 31, 2003 (in thousands):

Maturities	Amount
Year 2003	$214,682
Years 2004 through 2005	45,064
Thereafter	26,215
$285,961

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the year.

Note C — Maintenance and Change in Accounting Principle

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of a letter agreement executed by the Company and GE Engine Services, Inc. (“GE”) in April 2002 (the “Letter Agreement”), the Company elected to change from the accrual method to the direct-expense method for Canadair Regional Jet (“CRJ”) engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). The cumulative effect of change in accounting principle has been reflected in the accompanying March 31, 2002 condensed consolidated financial statements. Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under a sixteen-year engine services agreement executed by and between the Company and GE effective August 1, 2001, (the “Services Agreement”) and therefore a maintenance contract liability to GE, of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the December 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $22.8 million. The maintenance contract asset has been recorded because under the “direct-expense method” the Company does not record maintenance costs until the actual maintenance event occurs.

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment,  $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset have been reversed in March 2003.

The Company currently has a relatively new CRJ fleet. Accordingly, management anticipates that maintenance costs will increase as the fleet ages.

Note D — Passenger and Freight Revenue

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta Airlines, Inc. (“Delta”) and United Airlines, Inc. (“United”), revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on prior periods’ approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.  As of March 31, 2003, the Company had not completed negotiations with either of its major partners with respect to its fee-for-departure rates for the year ending December 31, 2003.  Therefore, the Company has recorded revenues for the first quarter of 2003 based on a prior period’s approved rates, reduced to reflect management’s current estimate of the results of these negotiations.  The actual results could differ from these estimates and will be reflected in future condensed consolidated financial statements of the Company upon finalization of negotiations.

Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company’s ability to earn the incentive payments.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of the Company’s common stock (the “Common Stock”) were exercised or converted into shares of Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the three months ended March 31, 2003 and 2002, 3,564,000 and 1,046,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect, respectively.

The following table sets forth the computations of Basic EPS and Diluted EPS before cumulative effect of accounting change (in thousands):

	For the Three Months Ended March 31,
	2003	2002
Numerator
Income before cumulative effect of change in accounting principle	$13,300	$15,656

Denominator
Weighted average number of common shares outstanding	57,641	56,939
Effect of outstanding stock options	8	591
Weighted average number of shares for diluted net income per common share	57,649	57,530

Basic earnings per share	$0.23	$0.28
Diluted earnings per share	$0.23	$0.27

Note F — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended March 31, 2003 and 2002: a risk-free interest rate of 2.58% for 2003 and 3.91% for 2002, a volatility factor of the expected Common Stock price of .580 for 2003 and .584 for 2002, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.2% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

Following are the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the Three Months Ended March 31,
	2003	2002
Net income:
As reported	$13,300	$24,245
Options expensed	(1,958)	(1,942)
Pro forma	$11,342	$22,303
Net income per common share:
Diluted as reported	$0.23	$0.42
Diluted pro forma	$0.20	$0.39

Basic as reported	$0.23	$0.43
Basic pro forma	$0.20	$0.39

Note G — Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company includes unrealized gains and losses on available–for-sale securities, in comprehensive income.  For the three months ended March 31, 2003 and 2002, total comprehensive income was $13,439,000 and $22,774,000, respectively.

Note H — Long-term Debt

In addition to approximately $62 million in long-term debt obtained in connection with the aquisition of four new CRJs during the quarter ended March 31, 2003, the Company has acquired temporary debt financing of approximately $141 million in connection with nine new CRJs that were added to the Company’s fleet during the quarter ended March 31, 2003.  The contracts on this debt have been written such that the Company can refinance the debt into long-term lease agreements with third-party lessors.

Note I — New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others” (“Interpretation 45”), will significantly change current practices in the accounting for, and disclosure of, guarantees. Interpretation 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  Interpretation 45 also expands the disclosures required to be made by a guarantor about its obligations under certain guarantees that it has issued.  Interpretation 45’s disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002, while the initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The Company adopted Interpretation 45 effective January 1, 2003, which did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”).  The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities.  Until now, reporting companies generally have included financial results of a variable interest entity in their consolidated financial statements only if they controlled the entity through voting interests.  Interpretation 46 changes prior accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement did not have a material impact on the Company’s results of operations or financial position as the Company does not have activities with any entities that would fall under this interpretation at this time.

Note J — Subsequent Events

On April 16, 2003 the Emergency War Time Supplemental Appropriations Act of 2003 became effective. This Legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation requires the remittance of this compensation no later than 30 days after April 16, 2003.  The Company believes the impact of these reimbursements will be immaterial to its operations as the Company's contracts with its major partners require that the majority of such reimbursements be passed onto them.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through September 30, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SkyWest, Inc. (the “Company”), through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”), operates the largest independent regional airline in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,000 daily departures to 91 cities in 27 states and Canada. SkyWest has been a code-sharing partner with Delta Air Lines, Inc. (“Delta”) in Salt Lake City and United Air Lines, Inc. (“United”) in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth and as United Express in Los Angeles, San Francisco, Denver and in the Pacific Northwest. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of March 31, 2003, 57% of SkyWest’s capacity operated under the Delta code and 43% operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland, Dallas/Fort Worth and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of March 31, 2003, SkyWest operated a fleet of 75 Embraer EMB-120 Brasilia turboprops (“Brasilias”) and 86 Canadair Regional Jets (“CRJs”).

Historically, multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled flying and contract flying. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories with SkyWest receiving from its major airline partners negotiated payments per flight departure and incentives related to passenger volumes and levels of customer service. The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002. This transition resulted in essentially all SkyWest flights operating as contract flying as of January 1, 2002. As of March 31, 2003, the Company had agreements to acquire an additional 57 CRJs with options for an additional 119 CRJs. These aircraft will be allocated between SkyWest’s Delta Connection and United Express operations.

Forward Looking Statements

The Company may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” “likely” and similar expressions identify forward-looking statements. All forward-looking statements included in this Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with the bankruptcy proceedings involving United Airlines, Inc.; ongoing negotiations between the Company and its major partners regarding their code-sharing arrangements; variations in market and economic conditions; and other unanticipated factors. Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company’s current expectations are contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

Factors that May Affect Future Results

The Company will be materially affected by the turbulence of the airline industry

The airline industry has experienced tremendous turbulence in recent years and will likely remain volatile for the foreseeable future.  Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2001 and 2002 and the war with Iraq have significantly affected the U.S. airline industry.  These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company’s code-sharing partners), competitors and aircraft manufacturers.  These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company’s code-sharing partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will be, significantly impacted by United’s Bankruptcy Proceedings

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  United’s Bankruptcy filing will impact the Company in many ways.  One immediate impact of United’s bankruptcy filing was United’s failure to pay the Company approximately $14 million in United Express service fees owing at the time of the filing.  It is currently unclear whether United will ever pay those fees.  Longer-term, the United bankruptcy poses additional risks to the Company, which have the potential to be substantially greater than the impact of United’s failure to pay the United Express fees discussed above.  For example, United will have the opportunity to elect either to affirm all of the terms of the Company’s United Express Agreement, or to reject the agreement in its entirety. United would not have the right to reject portions of the agreement or to unilaterally amend its terms, although it may seek to negotiate changes prior to making a decision on whether to affirm or reject the contract. United’s bankruptcy filing also necessitates an interim agreement regarding the status of services and payments under the United Express Agreement at the time of a filing and through the bankruptcy period. The United bankruptcy filing could lead to many other unforeseen expenses, risks and uncertainties.  Additionally, United could still file for Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its code-sharing agreements with Delta and United.  Any material change in the Company’s code-sharing relationships would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represents only one of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.

Terrorist activities or warnings have dramatically impacted, and will likely continue to impact, the Company

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general and the Company’s operations in particular. The primary effects experienced by the airline industry included substantial losses of passenger traffic and revenue, increased security and insurance costs, increased concerns about future terrorist attacks, airport delays due to heightened security and significantly reduced yields due to the drop in demand for air travel. As of the date of this report, industry-wide demand for air travel has returned to pre-September 2001 levels.

Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions as well as other factors could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company’s operations of financial condition.

The Company’s reliance on only two aircraft types exposes the Company to a number of potentially significant risks

As of December 31, 2002 the Company had a fleet of 75 Brasilias 86 CRJs.  During the year ended December 31, 2002, 73.5% of the Company’s ASMs were flown by CRJs and 26.5% were flown by Brasilias.  Additionally, as of December 31, 2002 the Company had commitments to acquire an additional 70 CRJs through January 2005 and options to acquire an additional 119 CRJs.  The Company is subject to various risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely effect its operations and financial condition, including:

•                    the Company’s ability to obtain necessary financing to fulfill the Company’s contractual obligations related to the acquisition of CRJs,

•                    the breach by Bombardier, Inc. of the Company’s firm order contracts for the delivery of 70 CRJs or any change in the delivery schedule of such CRJs,

•                    the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for such aircraft,

•                    the issuance of FAA directives restricting or prohibiting the use of Brasilias or CRJs, or

•                    the adverse public perception of an aircraft type as a result of an accident or other adverse publicity

The possible unionization of the Company’s employees could impact the Company’s business

The employees of the Company are not currently represented by any union.  Management is aware that collective bargaining group organization efforts among its employees occur from time to time and expects that such efforts will continue in the future.  If unionizing efforts are successful, the Company may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation.  Management recognizes that such efforts will likely continue in the future and may ultimately result in some or all of the Company’s employees being represented by a union.

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

The occurrence of an aviation accident would negatively impact the Company’s operations and financial condition

An accident or incident involving one of the Company’s aircraft could involve repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service, as well as significant potential claims of injured passengers and others. The Company is required by the DOT to carry liability insurance. In the event of an accident, the Company’s liability insurance may not be adequate and the Company may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of the Company’s related insurance coverage would harm operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that the Company is less safe or reliable than other airlines.

Significant Accounting Policies

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract flying agreements with Delta and United, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

In 2000 and 1997, the Company reached separate ten-year agreements with Delta and United, respectively, to fly routes under contract flying arrangements. The Company is compensated on a fee-per-departure basis plus incentive payments based on operational performance. The fee-per-departure and incentive amounts are adjusted on an annual basis based on changes in projected operating costs. When the negotiations for the fee-per-departure rates are not completed within a respective period, the Company records revenues based on prior periods’ approved rates and assumptions to reflect changes in the Company’s operating structure that management believes are reasonable. The agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.  As of March 31, 2003, the Company had not completed negotiations with either of its major partners with respect to its fee-for-departure rates for the year ending December 31, 2003.  Therefore, the Company has recorded revenues for the first quarter of 2003 based on a prior period’s approved rates, reduced to reflect management’s current estimate of the results of these negotiations.  The actual results could differ from these estimates and will be reflected in future condensed consolidated financial statements of the Company upon finalization of negotiations.

Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by changes to the contracts, the annual contract negotiations and the Company’s ability to earn the incentive payments.

Maintenance

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of the Letter Agreement executed by the Company and GE in April 2002, the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). The cumulative effect of change in accounting principle has been reflected in the accompanying March 31, 2002 condensed consolidated financial statements. Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under a sixteen-year engine services agreement executed by and between the Company and GE effective August 1, 2001, the Services Agreement and therefore a maintenance contract liability to GE, of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the December 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $22.8 million. The maintenance contract asset has been recorded because under the “direct-expense method” the Company does not record maintenance costs until the actual maintenance event occurs.

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment, the $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset have been reversed in March 2003.

The Company currently has a relatively new CRJ fleet. Accordingly, management anticipates that maintenance costs will increase as the fleet ages.

Operating Statistics:

The following table sets forth the major operational statistics and the percentage-of-change for the quarters stated in this Form 10-Q.

	Three Months Ended March 31,
	2003	2002	Change
Passengers carried	2,271,171	1,870,141	21.4
Revenue passenger miles (000)	895,876	637,605	40.5
Available seat miles (000)	1,305,854	971,110	34.5
Passenger load factor	68.6%	65.7%	2.9	pts
Passenger breakeven load factor	62.4%	57.3%	5.1	pts
Yield per revenue passenger mile	23.0¢	27.2¢	(15.4)
Revenue per available seat mile	15.9¢	18.0¢	(11.7)
Cost per available seat mile	14.4¢	15.6¢	(7.7)
Average passenger trip length (miles)	394	341	15.5

Passenger load factor increased to 68.6% for the three months ended March 31, 2003 from 65.7% for the three months ended March 31, 2002. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to CRJs in its new markets.

Total available seat miles (“ASM”)generated by the Company during the first quarter of 2003 increased 34.5% from the first quarter of 2002, primarily as a result of the Company increasing its fleet size to 161 aircraft as of March 31, 2003, from 131 aircraft as of March 31, 2002.  During the first quarter of 2003 the Company took delivery of 13 new CRJs and retired one Brasilia.  Additionally, due to scheduled reductions in departures, resulting largely from  the war in Iraq and the associated decrease in demand, management has reduced its available seat mile estimates for the second quarter of 2003  from a previously estimated amount of 1.463  billion ASMs to 1.407 billion ASMs.  Management anticipates that the Company will return to normal scheduled departures for the third and fourth quarters of 2003, resulting in available seat mile production of 1.602 billion and 1.645 billion for those  quarters, respectively.

Results of Operations:

Management believes that substantially all of the Company’s ongoing revenues will be generated pursuant to the contract flying arrangements with Delta and United. Revenue could be impacted by a number of unanticipated factors, including changes to contracts with the Company’s major partners, the annual contract negotiations and the Company’s ability to earn the incentive payments provided under its contracts with its major partners.

The following table sets forth information regarding the Company’s operating expense components. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended March 31,
	2003			2002
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$53,508	25.8	4.1	$46,233	26.5	4.7
Aircraft costs	47,372	22.8	3.6	37,145	21.3	3.8
Maintenance	9,218	4.4	0.7	12,822	7.4	1.3
Fuel	36,884	17.8	2.8	20,086	11.5	2.1
Other airline expenses	40,231	19.4	3.1	35,604	20.4	3.7
Interest	1,264	0.6	0.1	52	0.0	0.0
Total airline expenses	$188,477		14.4	$151,942		15.6

For the Three Months Ended March 31, 2003 and 2002

Net income decreased to $13.3 million, or $0.23 per diluted share, for the three months ended March 31, 2003, compared to $24.2 million, or $0.42 per diluted share, for the three months ended March 31, 2002. Net income for the three months ended March 31, 2002 includes the cumulative effect of a change in accounting principle of $8.6 million (net of taxes of $5.5 million), or $0.15 per diluted share.  Factors relating to the change in net income are discussed below.

Operating revenues increased 19.0% to $207.4 million for the three months ended March 31, 2003 from $174.3 million for the three months ended March 31, 2002.  Passenger revenues, which represented 99.3% of consolidated operating revenues, increased 18.8% to $205.8 million for the three months ended March 31, 2003 from $173.2 million or 99.4% of consolidated operating revenues for the three months ended March 31, 2002. The increase was primarily due to a 34.5% increase in ASMs, principally as a result of the delivery of additional CRJs over the past twelve months, offset by a 15.4% reduction in yield per revenue passenger mile.  Passenger revenues were also positively affected by the Company’s achievement of a 99.2% controllable completion factor and an actual completion factor of 97.6% of scheduled flights.

The Company continued to increase its services with its code-sharing partners and placed 13 CRJs in service during the three months ended March 31, 2003. Four of these aircraft were placed in service under the Delta Connection operations and nine were placed in service under the United Express operations. Revenue per available seat mile decreased 11.7% to 15.9¢ for the three months ended March 31, 2003 from 18.0¢ for the three months ended March 31, 2002 primarily due to an increase in ASMs produced by CRJs, which have lower cost per ASM than Brasilias, (resulting in lower revenue per ASM pursuant to the terms of the Company’s code-sharing agreements with Delta and United).

Total operating expenses for the first quarter of 2003, excluding fuel charges  (which are reimbursable by the Company’s major partners), increased approximately 14% from the same quarter of 2002, primarily as a result of a 34.5% increase in available seat miles.  Total operating expenses for the first quarter of 2003 increased at a slower rate than available seat miles, primarily because the Company experienced a lower volume of maintenance overhauls and other maintenance-related expenses.  Additionally, the results reflect the impact of aggressive cost reduction initiatives implemented by the Company during the first quarter of 2003.

Total operating expenses and interest increased 24.1% to $188.5 million for the three months ended March 31, 2003, compared to $151.9 million for the three months ended March 31, 2002. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 90.9% for the three months ended March 31, 2003 from 87.1% for the three months ended March 31, 2002. The total increase in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the reduction in the Company’s departure rates as operating revenues increased only 19.0% period over period, while total operating expenses and interest increased 24.1% period over period.

Airline operating costs per ASM (including interest expense) decreased 7.7% to 14.4¢ for the three months ended March 31, 2003 from 15.6¢ for the three months ended March 31, 2002. The primary reason for the decrease was the increased capacity of CRJs which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

Salaries, wages and employee benefits decreased as a percentage of airline operating revenues to 25.8% for the three months ended March 31, 2003, from 26.5% for the three months ended March 31, 2002. The decrease was principally the result of the Company experiencing higher than average load factors as the Company transitions to CRJs in its new markets and continued refinements in operations. The average number of full-time equivalent employees for the three months ended March 31, 2003 was 4,862 compared to 4,530 for the three months ended March 31, 2002, an increase of 7.3%. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion. Notwithstanding the increase in number of employees, salaries, wages and employee benefits per ASM decreased to 4.1¢ for the three months ended March 31, 2003 compared to 4.7¢ for the three months ended March 31, 2002. The decrease in costs per ASM was due primarily to the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet, as well as continued operational improvements.

Aircraft costs, including aircraft rent and depreciation, increased as a percentage of airline operating revenues to 22.8% for the three months ended March 31, 2003, from 21.3% for the three months ended March 31, 2002. The increase was due primarily to a higher mix of new aircraft within the Company’s fleet and the build-up costs associated with the delivery of these new aircraft. Notwithstanding the increase in aircraft costs as a percentage of airline operating revenues, aircraft costs per ASM decreased to 3.6¢ for the three months ended March 31, 2003, from 3.8¢ for the three months ended March 31, 2002. The decrease in costs per ASM was due primarily to the increase in stage lengths flown by the CRJs that have been added to the fleet, as well as continued operational improvements.

Maintenance expense decreased as a percentage of airline operating revenues to 4.4% for the three months ended March 31, 2003, compared to 7.4% for the three months ended March 31, 2002. The decrease was due primarily to the higher mix of new aircraft within the Company’s fleet. Maintenance expense per ASM decreased to 0.7¢ for the three months ended March 31, 2003 compared to 1.3¢ for the three months ended March 31, 2002. The decrease in cost per ASM was primarily due to the increase in stage lengths flown by the CRJs and a higher mix of new aircraft within the Company’s fleet.

Fuel costs increased as a percentage of airline operating revenues to 17.8% for the three months ended March 31, 2003, from 11.5% for the three months ended March 31, 2002. The increase was primarily due to the average price of fuel increasing 50.6% per gallon to $1.28 from $0.85.  Fuel costs per ASM increased to 2.8¢ for the three months ended March 31, 2003, from 2.1¢ for the three months ended March 31, 2002.  The increase in fuel costs per ASM was primarily due to the average price of fuel increasing 50.6% per gallon to $1.28 from $0.85.

Other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased as a percentage of airline operating revenues to 19.4% for the three months ended March 31, 2003, from 20.4% for the three months ended March 31, 2002. The decrease was primarily due to the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company’s liability insurance premiums decreased substantially. Other expenses on a cost-per-ASM basis decreased 16.2% to 3.1¢ for the three months ended March 31, 2003 from 3.7¢ for the three months ended March 31, 2002. The decrease in cost per ASM was due to the increase in stage lengths flown by the CRJs that have been added to the Company’s fleet.

Liquidity and Capital Resources

The Company had working capital of $386.8 million and a current ratio of 4.2:1 at March 31, 2003, compared to working capital of $391.8 million and a current ratio of 4.2:1 at December 31, 2002. The principal sources of funds during the three months ended March 31, 2003 were $61.8 million of proceeds from the issuance of long-term debt, $8.6 million in marketable securities, $2.9 million provided by operating activities and $2.3 million from the sale of Common Stock in connection with the exercise of stock options and the Company’s Employee Stock Purchase Plan. During the three months ended March 31, 2003, the Company invested $98.7 million in flight equipment, $2.4 million in other assets used in investing activities and $.3 million in buildings and ground equipment. The Company made payments on long-term debt of $2.7 million and paid $1.1 million in cash dividends. These factors resulted in a $29.6 million decrease in cash and cash equivalents during the quarter ended March 31, 2003.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $286.0 million at March 31, 2003, compared to $294.5 million at December 31, 2002. At March 31, 2003, total capital mix was 67.4% equity and 32.6% debt, compared to 83.6% equity and 16.4% debt at December 31, 2002.

The Company expended approximately $14.8 million for non-aircraft capital expenditures during the three months ended March 31, 2003. These expenditures consisted primarily of $9.5 million for aircraft engine overhauls, $2.7 million for buildings, ground equipment and other assets,  $1.7 million for aircraft improvements and $.9 million for rotable spares.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2004, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.0% at March 31, 2003. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

The Company has acquired temporary debt financing of approximately $141 million in connection with nine new CRJs that were added to the fleet during the three months ended March 31, 2003.  The financing agreements associated with the nine CRJs permit the Company to refinance the debt into long-term lease agreements with third-party lessors.  Accordingly the interim financing has been classified as long-term debt in the accompanying financial statements.

Significant Commitments and Obligations

The Company’s firm aircraft orders, consist of 57 CRJ aircraft scheduled for delivery through May 2005.  Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $560 million for the remainder of 2003, $300 million in 2004 and $280 million in 2005.  The Company also has options to purchase 119 CRJ aircraft and related equipment scheduled for delivery from August 2005 through April 2008.

As part of the Company’s leveraged lease agreements, the Company typically indemnifies the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Substantially, all the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduced the stated interest rates to an average effective rate of approximately 3.7%, on $13.8 million of the long-term debt, at March 31, 2003. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $20.1 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt is approximately 3.8% at March 31, 2003. The average effective rate on the debt related to the CRJ aircraft of $295.6 million was 5.5% at March 31, 2003, and is not subject to subsidy payments.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. The Company’s contracts, both of the Company’s major partners will bear the economic risk of fuel price fluctuations. As such, the Company reasonably expects that its results from operations will not be directly affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At March 31, 2003, the Company had variable rate notes representing 46.1% of its total long-term debt compared to 12.5% of its long-term debt at March 31, 2002. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $215,000 in interest expense and received $1,020,000 in additional interest income for the three months ended March 31, 2003 and an additional $40,000 in interest expense and received $730,000 in additional interest income for the three months ended March 31, 2002. As a result of this hypothetical assumption, management believes the Company could fund interest rate increases on its variable rate long-term debt with the increased amounts of interest income. The Company does not have significant exposure to the changing interest rates on its fixed-rate long-term debt instruments, which represented 53.9% of the total long-term debt at March 31, 2003 and 87.5% of the Company’s total long-term debt at March 31, 2002.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of our disclosure controls and procedures within 90 days prior to the date of the filing of this report. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART II. OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a.	Exhibit 99.1	Certification of Chief Executive Officer
	Exhibit 99.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC.
Registrant

May 9, 2003	BY:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer

CERTIFICATIONS

I, Jerry C. Atkin, certify that:

1.                    I have reviewed this Quarterly Report on Form 10-Q of SkyWest, Inc. for the Quarter Ended March 31, 2003;

2.                    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and;

3.                    Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this report .

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this  report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Jerry C. Atkin
Jerry C. Atkin
President and Chief Executive Officer

I, Bradford R. Rich, certify that:

1.                    I have reviewed this Quarterly Report on Form 10-Q of SkyWest, Inc. for the Quarter Ended March 31, 2003;

2.                    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report; and;

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

4.                    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c) presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                    The registrant’s other certifying officers and I have indicated in this report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 9, 2003

/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer