Form 10-Q
period 2003-06-30
SKYWEST INC
filed 2003-08-13
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes   ☒       No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒       No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003
Common stock, no par value	57,834,842

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2003	December 31, 2002
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$96,937	$130,960
Marketable securities	330,704	294,464
Receivables, net	26,291	26,341
Inventories	25,869	27,033
Prepaid aircraft rents	34,876	20,376
Other current assets	30,683	14,059
Total current assets	545,360	513,233

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	916,306	471,033
Deposits on aircraft	81,337	111,351
Buildings and ground equipment	76,132	77,206
	1,073,775	659,590
Less-accumulated depreciation and Amortization	(234,187)	(203,592)
	839,588	455,998
MAINTENANCE CONTRACT ASSET	—	22,794

OTHER ASSETS	11,045	7,359
Total assets	$1,395,993	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2003	December 31, 2002
	(unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$29,638	$12,532
Accounts payable	31,269	39,591
Accrued salaries, wages and benefits	22,338	26,744
Accrued aircraft rents	27,627	28,297
Taxes other than income taxes	8,619	5,021
Customer deposits	15,613	—
Other current liabilities	18,551	9,203
Total current liabilities	153,655	121,388

LONG-TERM DEBT, net of current maturities	453,456	125,379

DEFERRED INCOME TAXES PAYABLE	78,486	63,379

DEFERRED AIRCRAFT CREDITS	40,427	27,758

MAINTENANCE CONTRACT LIABILITY	—	22,794

STOCKHOLDERS’ EQUITY:
Common stock	324,567	320,085
Retained earnings	366,195	340,308
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(508)	(1,422)
Total stockholders’ equity	669,969	638,686
Total liabilities and stockholders’ equity	$1,395,993	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June,		Six Months Ended June,
	2003	2002	2003	2002

Operating revenues:
Passenger	$211,498	$187,835	$417,316	$361,050
Freight and other	1,196	1,398	2,740	2,529
	212,694	189,233	420,056	363,579
Operating expenses:
Flying operations	98,444	78,521	203,291	154,822
Customer service	33,564	31,086	67,711	61,627
Maintenance	19,474	16,506	35,738	36,212
Depreciation and amortization	18,977	14,328	35,335	26,751
General and administrative	12,684	11,621	23,534	21,259
Promotion and sales	5,299	4,449	10,046	7,730
	188,442	156,511	375,655	308,401
Operating income	24,252	32,722	44,401	55,178
Other income (expense):
Interest income	2,651	3,235	5,570	6,496
Interest expense	(2,484)	(35)	(3,748)	(87)
	167	3,200	1,822	6,409
Income before income taxes	24,419	35,922	46,223	61,587
Provision for income taxes	9,523	14,010	18,027	24,019
Income before cumulative effect of change in accounting principle	14,896	21,912	28,196	37,568
Cumulative effect of change in accounting principle, net of taxes of $5,492	—	—	—	8,589
Net income	14,896	$21,912	28,196	$46,157

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.26	$0.38	$0.49	$0.66
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Basic earnings per share	0.26	$0.38	$0.49	$0.81
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.26	$0.38	$0.49	$0.65
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Diluted earnings per share	$0.26	$0.38	$0.49	$0.80
Weighted average common shares:
Basic	57,648	57,117	57,644	57,028
Diluted	57,974	57,574	57,844	57,552

Dividends declared per share	$0.02	$0.02	$0.04	$0.04

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,196	$46,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,335	26,751
Maintenance expense related to disposition or usage of rotable spares	349	585
Decrease in allowance for doubtful accounts	(17)	—
Increase in deferred income taxes	15,107	13,856
Tax benefit from exercise of common stock options	94	1,607
Deferred aircraft credits	12,669	2,642
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	67	(15,445)
Decrease (increase) in inventories	1,164	(629)
Increase in prepaid aircraft rents and other current assets	(31,124)	(4,177)
Decrease in accounts payable and accrued aircraft rents	(8,992)	(9,389)
Decrease in engine overhaul accrual	—	(14,081)
Increase in other current liabilities, customer deposits and taxes other than income taxes	24,145	14,174
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,993	62,051

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and maturities of marketable securities, net	(35,326)	(19,935)
Acquisition of property and equipment:
Aircraft and rotable spares	(269,014)	(45,577)
Deposits on aircraft	(23,309)	—
Buildings and ground equipment	(1,034)	(8,452)
Proceeds from sales of property and equipment	—	18,785
Return of deposits on aircraft and rotable spares	—	4,541
Increase in other assets	(3,974)	(350)
NET CASH USED IN INVESTING ACTIVITIES	(332,657)	(50,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,388	6,008
Proceeds from issuance of long-term debt	234,073	24,806
Principal payments on long-term debt	(14,519)	(6,216)
Payment of cash dividends	(2,301)	(2,275)
NET CASH PROVIDED BY FINANCING ACTIVITIES	221,641	22,323

(Decrease) increase in cash and cash equivalents	(34,023)	33,386
Cash and cash equivalents at beginning of period	130,960	42,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$96,937	$76,078

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,854	$3,469
Income taxes	$2,750	$2,368

NON-CASH INVESTING AND FINANCING ACTIVITIES
Aircraft and rotable spares acquired through interim financing	$125,629	$—
Deposits applied to delivered aircraft	$53,323	$—

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended June 30, 2003 and 2002: a risk-free interest rate of 2.06% for 2003 and 3.91% for 2002, a volatility factor of the expected Common Stock price of .609 for 2003 and .584 for 2002, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.2% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

Following are the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Net income:
As reported	$14,896	$21,912	$28,196	$46,157
Options expensed (net of taxes)	1,785	1,942	3,743	3,884
Pro forma	$13,111	$19,970	$24,453	$42,273
Net income per common share:
Diluted as reported	$0.26	$0.38	$0.49	$0.80
Diluted pro forma	$0.23	$0.35	$0.42	$0.73

Basic as reported	$0.26	$0.38	$0.49	$0.81
Basic pro forma	$0.23	$0.35	$0.42	$0.74

Note C — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of June 30, 2003 and December 31, 2002 was as follows (in thousands):

	June 30, 2003		December 31, 2002
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$10,431	$10,431	$10,019	$10,019
Bond funds	246,720	247,400	232,891	230,858
Corporate and other notes	58,696	58,893	35,597	35,439
Asset backed securities	13,687	13,722
Equity securities	246	258	18,288	18,148
	329,780	330,704	296,795	294,464
Unrealized appreciation/(depreciation)	924	—	(2,331)	—
Total	$330,704	$330,704	$294,464	$294,464

Marketable securities had the following maturities as of June 30, 2003 (in thousands):

Maturities	Amount
Year 2003	$243,696
Years 2004 through 2005	71,392
Thereafter	15,616
$330,704

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the year.

Note D — Maintenance and Change in Accounting Principle

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of a letter agreement executed by the Company and GE Engine Services, Inc. (“GE”) in April 2002 (the “Letter Agreement”), the Company elected to change from the accrual method to the direct-expense method of accounting for Canadair Regional Jet (“CRJ”) engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). The cumulative effect of change in accounting principle has been reflected in the accompanying June 30, 2002 condensed consolidated statements of income.  Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under a sixteen-year engine services agreement executed by and between the Company and GE effective August 1, 2001 (the “Services Agreement”), and therefore a maintenance contract liability to GE, of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the December 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $22.8 million. Until the Services Agreement was terminated, the maintenance contract asset was recorded because under the direct-expense method the Company does not record maintenance costs until the actual maintenance event occurs.

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement.  Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment, $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset were reversed in March 2003.

The Company currently has a relatively new CRJ fleet.  Accordingly, management anticipates that maintenance costs will increase as the fleet ages.

Note E — Passenger and Freight Revenue

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract and prorate flying agreements with Delta Airlines, Inc. (“Delta”) and United Airlines, Inc. (“United”) revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

The Company’s flight and related operations conducted under the Delta code-sharing relationship are governed by a ten-year agreement signed with Delta in 2000.   During 2003, the Company is compensated on a fee-per-block hour basis plus true-ups for fuel costs as this is a pass through cost.  Effective August 1, 2003, all Brasilia flights conducted by the Company under the Delta code were switched from contract flying to “prorate flying.”  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

On May 30, 2003, the Company signed a Memorandum of Understanding (“MOU”) for an eleven-year contract, including a multi-year rate agreement with United.  Under the terms of the agreement, the Company will be reimbursed primarily on a fee-per-block hour and departure basis plus a margin base on performance-based incentives, similar to the previous agreement between the parties.  The MOU forms the basis upon which the Company and United propose to develop a definitive agreement which will require the approval of the Board of Directors of both United and the Company, as well as the U.S. Bankruptcy Court.  The Company has recorded revenue for the first two quarters of 2003 in accordance with the stated rates in the MOU.  Amounts received from United in excess of amounts recognized as revenue pursuant to the terms of the MOU have been recorded as customer deposits in the accompanying balance sheet as of June 30, 2003.

On April 3, 2003, the Company signed a new code sharing agreement with Continental to supply Continental Airlines, Inc. ("Continental") with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using Brasilias.  Under the terms of the Continental agreement, the Company will receive a prorated portion of passenger fares.

The agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, the annual negotiations and the Company’s ability to earn incentive payments contemplated under the agreements.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of the Company’s common stock (the “Common Stock”) were exercised or converted into shares of Common Stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the three months ended June 30, 2003 and 2002, 2,770,000 and 2,120,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect, respectively.  During the six months ended June 30, 2003 and 2002, 3,167,000 and 3,166,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect, respectively.

The following table sets forth the computations of Basic and Diluted EPS before cumulative effect of accounting change (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator
Income before cumulative effect of change in accounting principle	$14,896	$21,912	$28,196	$37,568

Denominator
Weighted average number of common shares outstanding	57,648	57,117	57,644	57,028
Effect of outstanding stock options	326	457	200	524
Weighted average number of shares for diluted net income per common share	57,974	57,574	57,844	57,552

Basic earnings per share	$0.26	$0.38	$0.49	$0.66
Diluted earnings per share	$0.26	$0.38	$0.49	$0.65

Note G — Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company includes unrealized gains and losses on available—for-sale securities, in comprehensive income.  For the three months ended June 30, 2003 and 2002, total comprehensive income was $15.7 million and $23.1 million, respectively.  For the six months ended June 30, 2003 and 2002, total comprehensive income was $29.1 million and $45.8 million, respectively.

Note H – Long-term Debt

During the six months ended June 30, 2003, the Company acquired temporary debt financing of approximately $359.7 million in connection with the acquisition of 23 new CRJs.  The contracts on this debt have been written such that the Company can refinance the debt into long-term lease agreements with third-party lessors.   It is the Company’s intent to refinance this debt to long-term obligations.  Accordingly, it has been classified as long-term debt in the accompanying balance sheet as of June 30, 2003.

Long term debt consisted of the following:

	June 30, 2003	December 31, 2002
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR(1.40% at June 30, 2003) through 2019, secured by aircraft	$134,022	$—
Interim notes payable to Bombardier Capital, interest payments only, due in monthly installments at 4.77%, secured by aircraft	125,629	—
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR(0.75% at June 30, 2003) through 2019, secured by aircraft	92,202	—
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	62,483	63,722
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	19,260	20,339
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	14,696	15,080
Note payable to bank, due in semi-annual installments plus Interest based on six- month LIBOR (1.38% at June 30, 2003) through 2016, secured by aircraft	14,184	14,482
Notes payable to banks, due in monthly installments including Interest at 6.70% to 7.37% through 2006, secured by aircraft	9,306	11,490
Notes payable to bank, due in monthly installments plus interest based on LIBOR through 2012, secured by building	8,546	8,772
Other notes payable, secured by aircraft	2,766	4,026
	483,094	137,911
Less current maturities	(29,638)	(12,532)
	$453,456	$125,379

The aggregate amounts of principal maturities of long-term debt as of June 30, 2003 are as follows (in thousands):

Quarter ending June 30,	Amount

2004	$29,638
2005	29,475
2006	28,320
2007	26,957
2008	27,806
Thereafter	340,898
$483,094

Note I – Emergency War Time Supplemental Appropriations Act

On April 16, 2003 the Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the

Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through September 30, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  During the three months ended June 30, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payment received by the Company will be due to its major partners.  These amounts have been recorded as other current liabilities in the accompanying balance sheet as of June 30, 2003.

Note J – New Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”).  The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities.  Until now, reporting companies generally have included financial results of a variable interest entity in their consolidated financial statements only if they controlled the entity through voting interests.  Interpretation 46 changes prior accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement will not have a material impact on the Company’s results of operations or financial position as the Company does not have activities with any entities that would fall under this interpretation at this time.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SkyWest, Inc. (the “Company”), through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”), operates the largest independent regional airline in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,100 daily departures to 97 cities in 28 states and two Canadian provinces.  SkyWest has been a code-sharing partner with Delta Air Lines, Inc. (“Delta”) in Salt Lake City and United Air Lines, Inc. (“United”) in Los Angeles since 1987 and 1997, respectively. In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998. In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998. In October 2001, Skywest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. In April 2003, SkyWest signed an agreement with Continental Airlines (“Continental”) to supply Continental with regional airline feed into their Houston hub effective on July 1, 2003.  Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas Fort Worth as United Express in the hubs Los Angeles, San Francisco, Denver and in the Pacific Northwest and as Continental Connection in the Houston Hub. SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high quality customer service with an all cabin-class fleet. As of June 30, 2003, 56% of the SkyWest’s capacity operated under the Delta code and 44% operated under the United code. With principal hubs located at Los Angeles, Salt Lake City, San Francisco, Portland, Dallas/Fort Worth and Seattle/Tacoma, SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its major code-sharing partners. As of June 30, 2003, SkyWest operated a fleet of 74 Embraer EMB-120 Brasilia turboprops (“Brasilias”) and 96 Canadair Regional Jets (“CRJs”).

Historically, multiple code-sharing relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or “prorate” flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest receives from the major airline partner negotiated payments per block hour or flight departure and incentives related to levels of customer service.  On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.  The Company transitioned all of its Delta Connection CRJ flights to contract flying October 1, 2001 and transitioned all of its Delta Connection Brasilia flights to contract flying effective January 1, 2002.  Effective August 1, 2003, however, the Company returned all of its Delta Connection Brasilia flights back to SkyWest-controlled flying.  As of June 30, 2003, the Company had agreements to acquire an additional 47 CRJs with options for an additional 119 CRJs. These aircraft will be allocated between SkyWest’s Delta Connection and United Express operations.

Forward Looking Statements

The Company may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events. Words such as “expects,” “intends,” “believes,” “anticipates,” “should”, “likely” and similar expressions identify forward-looking statements. All forward-looking statements included in this Current Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with the bankruptcy proceedings involving United; ongoing negotiations between the Company and its major partners regarding their code-sharing arrangements; variations in market and economic conditions; and other unanticipated factors. Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company’s current expectations are contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Annual Report on Form 10-K.

Factors that May Affect Future Results

The Company will be materially affected by the challenges of the airline industry

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future.  Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2001 and 2002 and the war with Iraq have significantly affected the U.S. airline industry.  These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers

(including the Company’s code-sharing partners), competitors and aircraft manufacturers.  These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company’s code-sharing partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will continue to be, significantly impacted by United’s Bankruptcy Proceedings

On December 9, 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  United’s Bankruptcy filing will impact the Company in many ways.  One immediate impact of United’s bankruptcy filing was United’s failure to pay the Company approximately $14 million in United Express service fees owing at the time of the filing.  It is currently unclear whether United will ever pay those fees.  Longer-term, the United bankruptcy poses additional risks to the Company, which have the potential to be substantially greater than the impact of United’s failure to pay the United Express fees discussed above.  For example, United will have the opportunity to elect either to assume all of the terms of the Company’s United Express Agreement, or to reject the agreement in its entirety. United would not have the right to reject portions of the agreement or to unilaterally amend its terms, although it may seek to negotiate changes prior to making a decision on whether to assume or reject the contract. United’s bankruptcy filing also necessitates an interim agreement regarding the status of services and payments under the United Express Agreement at the time of a filing and through the bankruptcy period. The United bankruptcy filing could lead to many other unforeseen expenses, risks and uncertainties.  Additionally, United could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its code-sharing agreements with Delta and United.  Any material change in the Company’s code-sharing relationships would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represent only one of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.

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

Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions as well as other factors could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company’s operations or financial condition.

The Company’s reliance on only two aircraft types exposes the Company to a number of potentially significant risks

As of June 30, 2003 the Company had a fleet of 74 Brasilias and 96 CRJs.  During the six months ended June 30, 2003, 81% of the Company’s ASMs were flown by CRJs and 19% were flown by Brasilias.  Additionally, as of June 30, 2003 the Company had commitments to acquire an additional 47 CRJs (which 29 are conditional orders) through January 2005 and options to acquire an additional 119 CRJs.  The Company is subject to various risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely effect its operations and financial condition, including:

•                  the Company’s ability to obtain necessary financing to fulfill the Company’s contractual obligations related to the acquisition of CRJs,

•                  the breach by Bombardier, Inc. of the Company’s firm order contracts for the delivery of 47 CRJs or any change in the delivery schedule of such CRJs,

•                  the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for such aircraft,

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

Significant Accounting Policies

Revenue Recognition

Passenger and freight revenues are recognized when service is provided. Under the Company’s contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed. Passenger tickets sold but not used and the liability to other airlines are recorded as air traffic liability.

The Company’s flight and related operations conducted under the Delta code-sharing relationship are governed by a ten-year agreement signed with Delta in 2000.   During 2003, the Company is compensated on a fee-per-block hour basis plus true-ups for fuel costs as this is a pass through cost.  Effective August 1, 2003, all Brasilia flights conducted by the Company under the Delta code were switched from contract flying to “prorate flying”. Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

On May 30, 2003, the Company signed a Memorandum of Understanding (“MOU”) for an eleven-year contract, including a multi-year rate agreement with United.  Under the terms of the agreement, the Company will be reimbursed primarily on a fee-per-block hour and departure basis plus a margin base on performance-based incentives, similar to the previous agreement between the parties.  The MOU forms the basis upon which the Company and United propose to develop a definitive agreement which will require the approval of the Board of Directors of both United and the Company, as well as the U.S. Bankruptcy Court.  The Company has recorded revenue for the first two quarters of 2003 in accordance with the stated rates in the MOU.  Amounts received from United in excess of amounts recognized as revenue pursuant to the terms of the MOU have been recorded as customer deposits in the accompanying balance sheet as of June 30, 2003.

On April 3, 2003, the Company signed a new code sharing agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using Brasilias.  Under the terms of the Continental agreement, the Company will receive a prorated portion of passenger fares.

The agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, the annual negotiations and the Company’s ability to earn incentive payments contemplated under the agreements.

Maintenance

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of the Letter Agreement executed by the Company and GE Engine Services, Inc. ("GE") in April 2002 (the “Letter Agreement”), the Company elected to change from the accrual method to the direct-expense method for CRJ engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry. Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million). The cumulative effect of change in accounting principle has been reflected in the accompanying June 30, 2002 condensed consolidated financial statements. Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under a sixteen-year engine services agreement executed by and between the Company and GE effective August 1, 2001 (the “Services Agreement”), and therefore a maintenance contract liability to GE, of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the December 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $22.8 million. Until the Services Agreement was terminated the maintenance contract asset was recorded because under the direct-expense method the Company does not record maintenance costs until the actual maintenance event occurs.

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement.  Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment, the

$22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset were reversed in March 2003.

The Company currently has a relatively new CRJ fleet.  Accordingly, management anticipates that maintenance costs will increase as the fleet ages.

Operating Statistics:

The following table sets forth the major operational statistics and the percentage-of-change for the quarters identified below.

	Three Months Ended June 30,						Six Months Ended June 30,
	2003		2002		% Change		2003		2002		% Change

Passengers carried	2,563,561		2,083,290		23.1		4,834,732		3,953,431		22.3
Revenue passenger miles (000)	991,552		725,305		36.7		1,887,428		1,362,910		38.5
Available seat miles (000)	1,379,789		1,049,634		31.5		2,685,643		2,020,744		32.9
Passenger load factor	71.9%		69.1%		2.8	pts	70.3%		67.4%		2.9	pts
Passenger breakeven load factor	64.5%		57.2%		7.3	pts	63.5%		57.2%		6.3	pts
Yield per revenue passenger mile	21.3	¢	25.9	¢	(17.8)		22.1	¢	26.5	¢	(16.6)
Revenue per available seat mile	15.4	¢	18.0	¢	(14.4)		15.6	¢	18.0	¢	(13.3)
Cost per available seat mile	13.8	¢	14.9	¢	(7.4)		14.1	¢	15.3	¢	(7.8)
Average passenger trip length (miles)	387		348		11.2		390		345		13.0

Passenger load factor increased to 71.9% for the three months ended June 30, 2003 from 69.1% for the three months ended June 30, 2002. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to CRJs in its new markets.

Total available seat miles (“ASM”) generated by the Company during the three months ended June 30, 2003 increased 31.5% from the three months ended June 30, 2002.  The increase in ASMs was primarily a result of the Company increasing its fleet size to 170 aircraft as of June 30, 2003, from 136 aircraft as of June 30, 2002.  During the three months ended June 30, 2003 the Company took delivery of 10 new CRJs and retired one Brasilia.

Results of Operations:

The Company’s ongoing revenues will be generated pursuant to a mix of contract and prorate flying arrangements with Delta, United and Continental.  The Company’s revenues could be impacted by a number of unanticipated factors, including changes to contracts with the Company’s major partners, the annual rate negotiations with the Company's major partners and the Company’s ability to earn incentive payments contemplated under its contracts with its major partners.

For the Three Months Ended June 30, 2003 and 2002

The following tables set forth information regarding the Company’s operating expense components for the three months ended June 30, 2003 and 2002. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended June 30,
	2003				2002
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$53,270	25.0	3.9	$48,064	25.4	4.6
Aircraft costs	48,475	22.8	3.5	40,792	21.6	3.9
Maintenance	12,416	5.8	0.9	8,472	4.5	0.8
Fuel	34,202	16.1	2.5	21,954	11.6	2.1
Other airline expenses	40,079	18.8	2.9	37,229	19.7	3.5
Interest	2,484	1.2	0.1	35	0.0	0.0
Total airline expenses	$190,926		13.8	$156,546		14.9

Net income decreased to $14.9 million, or $0.26 per diluted share, for the three months ended June 30, 2003, compared to $21.9 million, or $0.38 per diluted share, for the three months ended June 30, 2002.  The $21.9 million of net income for the quarter ended June 30, 2002, reflects previously disclosed adjustments to certain revenue and expense items related to changes in the Company’s maintenance policy.  Factors relating to the change in net income are discussed below.

Passenger revenues, which represented 99.4% of consolidated operating revenues for the three months ended June 30, 2003, increased 12.6% to $211.5 million for the three months ended June 30, 2003 from $187.8 million or 99.3% of consolidated operating revenues for the three months ended June 30, 2002. The increase was primarily due to a 31.5% increase in ASMs, principally as a result of the delivery of 40 additional CRJs over the past twelve months.  Passenger revenues were also positively affected by the Company’s achievement of a 99.5% controllable completion factor and an actual completion factor of 99.2% of scheduled flights.

The Company continued to increase its services with its partners and placed 10 CRJs in service during the three months ended June 30, 2003. Three of these aircraft were placed in service under the Delta Connection operations and seven were placed in service under the United Express operations. Revenue per ASM decreased 14.4% to 15.4¢ for the three months ended June 30, 2003 from 18.0¢ for the three months ended June 30, 2002, primarily due to an increase in ASMs produced by CRJs (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).

Passenger load factor increased to 71.9% for the three months ended June 30, 2003, from 69.1% for the three months ended June 30, 2002. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total airline expenses for the three months ended June 30, 2003, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 16.4% from the same period 2002.  The increase was primarily a result of a 31.5% increase in available seat miles due to the respective growth in the CRJ fleet year-over-year.  Total operating expenses for the quarter ended June 30, 2003 increased at a lower rate than available seat miles.  The primarily reason for the lower increase was due to the impact of aggressive cost reduction initiatives implemented by the Company during the six months ended June 30, 2003.

Total operating expenses and interest increased 22.0% to $190.9 million for the three months ended June 30, 2003, compared to $156.5 million for the three months ended June 30, 2002.  The increase in total operating expenses and interest was due principally to the respective growth in the CRJ fleet year-over-year.  As a percentage of consolidated operating revenues, total operating expenses and interest increased to 89.8% for the three months ended June 30, 2003, from 82.7% for the three months ended June 30, 2002. The total increase in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the reduction in the Company’s departure rates as operating revenues increased only 12.4% period-over-period, while total operating expenses and interest increased 22.0% period-over-period.

Airline operating costs per ASM (including interest expense) decreased 7.4% to 13.8¢ for the three months ended June 30, 2003 from 14.9¢ for the three months ended June 30, 2002. The primary reason for the decrease was the increased capacity of CRJs which are less expensive to operate on an ASM basis than the Brasilias. Other factors relating to the change in operating expenses are discussed below.

The cost per ASM of salaries, wages and employee benefits decreased to 3.9¢ for the three months ended June 30, 2003 compared to 4.6¢ for the three months ended June 30, 2002. The decrease was primarily the result of the Company's cost-cutting initiatives, including a hiring freeze implemented for all non-essential jobs, and the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet.  The average number of full-time equivalent employees increased 1.1% to 4,753 for the three months ended June 30, 2003 from 4,701 for the three months ended June 30, 2002.  The slight increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion.

The cost per ASM for aircraft costs, including aircraft rent, interest and depreciation, decreased to 3.6¢ for the three months ended June 30, 2003, from 3.9¢ for the three months ended June 30, 2002. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months and to the interim debt financing of the new CRJs, which debt is traditionally less expensive than equity financing.

The cost per ASM for maintenance expense increased to 0.9¢ for the three months ended June 30, 2003 compared to 0.8¢ for the three months ended June 30, 2002. The increase in cost per ASM was primarily due to the timing of maintenance-related events.

The cost per ASM for fuel increased to 2.5¢ for the three months ended June 30, 2003, from 2.1¢ for the three months ended June 30, 2002.  The increase in fuel costs per ASM was primarily due to the average price of fuel increasing 7.0% to 99.6¢ during the three months ended June 30, 2003, from 93.1¢ during the three months ended June 30, 2002.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 17.1% to 2.9¢ for the three months ended June 30, 2003 from 3.5¢ for the three months ended June 30, 2002. The decrease in cost per ASM was primarily due to the increase in stage lengths flown by the CRJs that have been added to the Company’s fleet and the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company’s liability insurance premiums decreased substantially.

On April 16, 2003 the Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through September 30, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  During the three months ended June 30, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payment received by the Company will be due to its major partners.  These amounts have been recorded as other current liabilities in the accompanying balance sheet as of June 30, 2003.

For the Six Months Ended June 30, 2003 and 2002

The following tables set forth information regarding the Company’s operating expense components for the six months ended June 30, 2003 and 2002. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Six Months Ended June 30,
	2003				2002
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$106,778	25.4	4.0	$94,297	25.9	4.7
Aircraft costs	95,847	22.8	3.6	77,937	21.4	3.9
Maintenance	21,634	5.2	0.8	21,293	5.9	1.1
Fuel	71,086	16.9	2.6	42,040	11.6	2.1
Other airline expenses	80,310	19.1	3.0	72,834	20.0	3.5
Interest	3,748	0.9	0.1	87	0.0	0.0
Total airline expenses	$379,403		14.1	$308,488		15.3

Net income increased to $28.2 million, or $0.49 per diluted share, for the six months ended June 30, 2003, compared to $46.2 million, or $0.80 per diluted share, for the six months ended June 30, 2002.  Consolidated operating revenues increased 15.5% to $420.1 million for the six months ended June 30, 2003, from $363.6 million for the six months ended June 30, 2002.

Passenger revenues, which represented 99.3% of consolidated operating revenues for the six months ended June 30, 2003, increased 15.6%, to $417.3 million for the six months ended June 30, 2003 from $361.1 million or 99.3% of consolidated operating revenues for the six months ended June 30, 2002.  The increase was primarily due to a 32.9% increase in ASMs, principally as a result of the delivery of 40 additional CRJs over the past twelve months.  Passenger revenues were also positively affected by the Company’s achievement of a 99.3% controllable completion factor and an actual completion factor of 98.4% of scheduled flights during the first six months of 2003.

The Company continued to increase its services with its code-sharing partners and placed 23 CRJs in service during the six months ended June 30, 2003.  Seven of these aircraft were placed in service under the Delta Connection operations and sixteen were placed in service under the United Express operations.  Revenue per ASM decreased 13.3% to 15.6¢ for the six months ended June 30, 2003, from 18.0¢ for the six months ended June 30, 2002, primarily due to an increase in ASMs produced by CRJs (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with

Delta and United).

Passenger load factor increased to 70.3% for the six months ended June 30, 2003, from 67.4% for the six months ended June 30, 2002. The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total airline expenses for the six months ended June 30, 2003, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 15.7% from the same period in 2002.  The increase was primarily a result of a 32.9% increase in available seat miles due to the respective growth in the CRJ fleet year-over-year.  Total operating expenses for the six months ended June 30, 2003 increased at a lower rate than ASMs.  The primary reason for the lower increase was due to the impact of aggressive cost reduction initiatives implemented by the Company during the six months ended June 30, 2003.

Total operating expenses and interest increased 23.0% to $379.4 million for the six months ended June 30, 2003, compared to $308.5 million for the six months ended June 30, 2002.  The increase in total operating expenses and interest was due principally to the growth in the CRJ fleet year-over-year.  As a percentage of consolidated operating revenues, total operating expenses and interest increased to 90.3% for the six months ended June 30, 2003, from 84.8% for the six months ended June 30, 2002.  The total increase in operating expenses and interest, as a percentage of consolidated operating revenues, was primarily due to the reduction in the Company’s departure rates as operating revenues increased only 15.5% period-over-period, while total operating expenses and interest increased 23.0% period-over-period.

Airline operating costs per ASM (including interest expense) decreased 7.8% to 14.1¢ for the six months ended June 30, 2003, from 15.3¢ for the six months ended June 30, 2002. The decrease was primarily due to the increased capacity by CRJs, which are less expensive to operate on an ASM basis than the Brasilias.  Other factors relating to the change in operating expenses are discussed below.

The cost per ASM for salaries, wages and employee benefits decreased to 4.0¢ for the six months ended June 30, 2003 compared to 4.7¢ for the six months ended June 30, 2002.  The decrease was primarily the result of the Company's new cost-cutting initiatives, including a hiring freeze implemented for all non-essential jobs, and the increase in stage lengths flown by CRJs that have been added to SkyWest’s fleet.  The average number of full-time equivalent employees increased 4.4% to 4,808 for the three months ended June 30, 2003 from 4,604 for the six months ended June 30, 2002.  The increase in number of employees was due in large part to the addition of personnel required for SkyWest’s current and anticipated expansion.

The cost per ASM for aircraft costs, including aircraft rent, interest and depreciation, decreased to 3.7¢ for the six months ended June 30, 2003, from 3.9¢ for the six months ended June 30, 2002. The decrease in costs per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months and to the interim debt financing of the new CRJs, which debt is traditionally less expensive than equity financing.

The cost per ASM for maintenance expense decreased to 0.8¢ for the six months ended June 30, 2003, compared to 1.1¢ for the six months ended June 30, 2002. The decrease in cost per ASM is primarily due to the timing of maintenance-related events.  Additionally, the decrease was partially due to the increase in stage lengths flown by the CRJs and a higher mix of new aircraft within the fleet.

The cost per ASM for fuel increased to 2.6¢ for the six months ended June 30, 2003, from 2.1¢ for the six months ended June 30, 2002.  This increase was primarily due to the average price of fuel increasing 28.1% per gallon to $1.14 from $0.89.

The cost per ASM of other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance decreased 14.3% to 3.0¢ for the six months ended June 30, 2003, from 3.5¢ for the six months ended June 30, 2002. The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to the fleet and the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company’s liability insurance premiums decreased substantially.

Liquidity and Capital Resources

The Company had working capital of $391.7 million and a current ratio of 3.5:1 at June 30, 2003, compared to working capital of

$391.8 million and a current ratio of 4.2:1 at December 31, 2002. The principal sources of funds during the six months ended June 30, 2003 were $234.1 million of proceeds from the issuance of long-term debt, $77.0 million provided by operating activities and $4.4 million from the sale of common stock in connection with the exercise of stock options and the Company’s Employee Stock Purchase Plan. During the six months ended June 30, 2003, the Company invested $292.4 million in flight equipment, $35.3 million in marketable securities, $4.0 million in other assets used in investing activities and $1.0 million in buildings and ground equipment. The Company made payments on long-term debt of $14.5 million and paid $2.3 million in cash dividends. These factors resulted in a $34.0 million decrease in cash and cash equivalents during the six months ended June 30, 2003.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $330.7 million at June 30, 2003, compared to $294.5 million at December 31, 2002. At June 30, 2003, total capital mix was 59.6% equity and 40.4% debt, compared to 83.6% equity and 16.4% debt at December 31, 2002.  The change in the total capital mix reflected the Company's incurrence of approximately $359.7 million of debt financing related to the acquistion of 23 new CRJs.  As of June 30, 2003, the Company had financed eight CRJ deliveries under interim financing arrangements with the manufacturer.  These arrangements allow the Company to continue to take delivery of firm ordered CRJs while arranging for long-term permanent financing.  Subsequent to June 30, 2003, long-term debt was secured for all eight aircraft and the interim debt was extinguished with the manufacturer.  The Company intends to enter into additional interim financing arrangements with the manufacturer when long-term financing is not currently available in the market. The financing agreements associated with the 23 CRJs permit the Company to refinance the debt into long-term lease agreements with third-party lessors.  Accordingly the interim financing has been classified as long-term debt in the accompanying financial statements.

The Company expended approximately $25.9 million for non-aircraft capital expenditures during the six months ended June 30, 2003. These expenditures consisted primarily of $11.4 million for engine overhauls, $7.1 million for aircraft improvements, $5.0 million for buildings, ground equipment and other assets and $2.4 million for rotable spares.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2004, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75% at June 30, 2003. The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations as of June 30, 2003 for each of the next five years and thereafter (in thousands):

	Total	2003	2004	2005	2006	2007	Thereafter

Firm aircraft commitments	$960,000	$380,000	$300,000	$280,000	$—	$—	$—
Operating lease payments for aircraft and facility obligations	1,375,263	124,539	123,986	126,490	124,805	122,126	753,317
Principal maturities on long-term debt	483,094	29,638	29,475	28,320	26,957	27,806	340,898
Total commitments and obligations	$2,818,357	$534,177	$453,461	$434,810	$151,762	$149,932	$1,094,215

The Company’s firm aircraft orders, as of June 30, 2003, consisted of orders for 47 CRJs (which 29 are conditional orders) scheduled for delivery through May 2005.  Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $380 million for the remainder of 2003, $300 million in 2004 and $280 million in 2005.  However, under the signed MOU with United Airlines, the Company expects to change the order for some of its 50-seat CRJs to 70-seat CRJs as early as January 2004.  The Company also has options to purchase 119 CRJs and related equipment scheduled for delivery from August 2005 through April 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets. At June 30, 2003, the Company leased 127 aircraft with remaining lease terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.4 billion at June 30, 2003. At a 7.0% discount factor, the present value of these lease obligations would be equal to approximately $912.3 million at June 30, 2003.

As part of the Company’s leveraged lease agreements, the Company typically indemnifies the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Substantially all the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft. Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduced the stated interest rates to an average effective rate of approximately 4.0%, on $12.1 million of the Company’s long-term debt at June 30, 2003. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the Brasilia aircraft of $19.3 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at June 30, 2003. The average effective rate on the debt related to the CRJ aircraft of $443.2 million was 3.9% at June 30, 2003, and is not subject to subsidy payments.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Per the Company’s contract flying arrangements, United will bear the economic risk of fuel price fluctuations on the Company's United Express flights.  On the Company's Delta Connection flights flown by CRJs, Delta will bear the economic risk of fuel price fluctuations.  On the Company's Delta Connection routes flown by Brasilias, as well as all existing Continental Connection routes, the Company will bear the economic risk of fuel fluctuations. At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline. At June 30, 2003, the Company had variable rate notes representing 75.8% of its total long-term debt compared to 11.8% of its long-term debt at June 30, 2002. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $655,000 in interest expense and received $1,020,000 in additional interest income for the three months ended June 30, 2003. Additionally, the Company would have incurred an additional $870,000 in interest expense and received $2,040,000 in additional interest income for the six months ended June 30, 2003.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003.  Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

On May 13, 2003 the Company held its 2003 Annual Meeting of Shareholders at which the Company’s shareholders considered and voted as follows on the items described below:

1.               The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of the Company’s shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions
Jerry C. Atkin	42,465,537	955,958
J. Ralph Atkin	36,920,166	8,594,796
Sidney J. Atkin	35,278,834	10,530,870
Mervyn K. Cox	42,641,571	1,497,447
Ian M. Cumming	43,796,941	1,495,261
Steven F. Udvar-Hazy	33,958,573	10,812,456
Hyrum W. Smith	45,163,398	366,964
Robert G. Sarver	45,170,160	360,202

2.    The shareholders also considered a proposal to ratify the appointment by the Company's Board of Directors of Ernst & Young, LLP as the Company's independent public accountants for the fiscal year ended December 31, 2003.  There were 45,504,681 votes cast in favor, 170,682 votes cast against,and 120,505 votes withheld.

Item 6: Exhibits and Reports on Form 8-K

a.	Exhibit 31.1	Certification of Chief Executive Officer
	Exhibit 31.2	Certification of Chief Financial Officer
	Exhibit 32.1	Certification of Chief Executive Officer
	Exhibit 32.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC.
Registrant

August 12, 2003	BY:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer