Form 10-Q
period 2003-09-30
SKYWEST INC
filed 2003-11-14
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes      ☒      No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      ☒      No     ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003
Common stock, no par value	57,851,792

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2003	December 31, 2002
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$145,491	$130,960
Marketable securities	344,507	294,464
Receivables, net	14,642	26,341
Inventories	26,142	27,033
Prepaid aircraft rents	31,431	20,376
Other current assets	36,085	14,059
Total current assets	598,298	513,233

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	794,578	471,033
Deposits on aircraft	70,679	111,351
Buildings and ground equipment	77,429	77,206
	942,686	659,590
Less-accumulated depreciation and amortization	(246,458)	(203,592)
	696,228	455,998
MAINTENANCE CONTRACT ASSET	—	22,794

OTHER ASSETS	14,218	7,359
Total assets	$1,308,744	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2003	December 31, 2002
	(unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$24,000	$12,532
Accounts payable	48,645	39,591
Accrued salaries, wages and benefits	24,090	26,744
Accrued aircraft rents	28,412	28,297
Taxes other than income taxes	8,459	5,021
Other current liabilities	14,972	9,203
Income tax payable	5,064	—
Total current liabilities	153,642	121,388

LONG-TERM DEBT, net of current maturities	348,089	125,379

DEFERRED INCOME TAXES PAYABLE	76,249	63,379

DEFERRED AIRCRAFT CREDITS	40,337	27,758

MAINTENANCE CONTRACT LIABILITY	—	22,794

STOCKHOLDERS’ EQUITY:
Common stock	324,784	320,085
Retained earnings	386,166	340,308
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss	(238)	(1,422)
Total stockholders’ equity	690,427	638,686
Total liabilities and stockholders’ equity	$1,308,744	$999,384

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September,		Nine Months Ended September,
	2003	2002	2003	2002
Operating revenues:
Passenger	$228,974	$201,458	$646,290	$562,508
Freight and other	1,516	1,255	4,256	3,784
	230,490	202,713	650,546	566,292
Operating expenses:
Flying operations	103,777	85,505	307,068	240,327
Customer service	34,198	31,476	101,909	93,103
Maintenance	22,141	23,733	57,879	59,945
Depreciation and amortization	19,179	14,483	54,514	41,234
General and administrative	13,856	10,233	37,390	31,492
Promotion and sales	2,106	4,149	12,152	11,879
US Government airline assistance	—	(1,438)	—	(1,438)
	195,257	168,141	570,912	476,542
Operating income	35,233	34,572	79,634	89,750
Other income (expense):
Interest income	2,767	3,171	8,337	9,667
Interest expense	(3,364)	(165)	(7,112)	(252)
	(597)	3,006	1,225	9,415
Income before income taxes	34,636	37,578	80,859	99,165
Provision for income taxes	13,508	14,655	31,535	38,674
Income before cumulative effect of change in accounting principle	21,128	22,923	49,324	60,491
Cumulative effect of change in accounting principle, net of taxes of $5,492	—	—	—	8,589
Net income	21,128	$22,923	49,324	$69,080

Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.37	$0.40	$0.85	$1.06
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Basic earnings per share	0.37	$0.40	$0.85	$1.21
Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.36	$0.40	$0.85	$1.05
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.15
Diluted earnings per share	$0.36	$0.40	$0.85	$1.20
Weighted average common shares:
Basic	57,837	57,426	57,709	57,160
Diluted	58,423	57,584	58,037	57,563

Dividends declared per share	$0.02	$0.02	$0.06	$0.06

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,324	$69,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,514	41,234
Maintenance expense related to disposition or usage of rotable spares	508	997
Decrease in allowance for doubtful accounts	(666)	—
Increase in deferred income taxes	12,870	15,993
Tax benefit from exercise of common stock options	94	1,607
Deferred aircraft credits	12,579	3,593
Changes in operating assets and liabilities:
Decrease (increase) in receivables, net	12,365	(177)
Decrease (increase) in inventories	891	(2,604)
Increase in prepaid aircraft rents and other current assets	(33,081)	(8,668)
Increase (decrease) in accounts payable and accrued aircraft rents	9,169	(6,873)
Decrease in engine overhaul accrual	—	(14,081)
Increase in other current liabilities, customer deposits and taxes other than income taxes	11,608	13,300
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,175	113,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases and maturities of marketable securities, net	(48,859)	(44,811)
Acquisition of property and equipment:
Aircraft and rotable spares	(442,243)	(172,683)
Deposits on aircraft	(31,394)	—
Buildings and ground equipment	(2,331)	(8,905)
Return of deposits on aircraft and rotable spares	—	18,220
Increase in other assets	(7,337)	(364)
NET CASH USED IN INVESTING ACTIVITIES	(532,164)	(208,543)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,605	8,857
Proceeds from issuance of long-term debt	401,434	122,283
Proceeds from sale/lease back transactions	33,155	18,785
Principal payments on long-term debt	(19,216)	(8,851)
Payment of cash dividends	(3,458)	(3,421)
NET CASH PROVIDED BY FINANCING ACTIVITIES	416,520	137,653

Increase in cash and cash equivalents	14,531	42,511
Cash and cash equivalents at beginning of period	130,960	42,692
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,491	$85,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,134	$4,924
Income taxes	$12,780	$7,545

NON-CASH INVESTING AND FINANCING ACTIVITIES
Long-term debt transferred to operating lease	$243,725	$—
Aircraft and rotable spares acquired through interim financing	$95,685	$—
Deposits applied to delivered aircraft	$72,066	$—

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended September 30, 2003 and 2002: a risk-free interest rate of 2.71% for 2003 and 3.91% for 2002, a volatility factor of the expected Common Stock price of .619 for 2003 and .584 for 2002, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.2% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

Following are the pro forma disclosures and the related impact on net income and net income per share for the periods indicated (in thousands, except per share information):

	For the Three Months Ended Sep 30,		For the Nine Months Ended Sep 30,
	2003	2002	2003	2002

Net income:
As reported	$21,128	$22,923	$49,324	$69,080
Options expensed (net of taxes)	2,086	1,942	5,829	5,825
Pro forma	$19,042	$20,981	$43,495	$63,255
Net income per common share:
Diluted as reported	$0.36	$0.40	$0.85	$1.20
Diluted pro forma	$0.33	$0.36	$0.75	$1.10

Basic as reported	$0.37	$0.40	$0.85	$1.21
Basic pro forma	$0.33	$0.37	$0.75	$1.11

Note C — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, will be recognized as a component of operating results. The Company’s position in marketable securities as of September 30, 2003 and December 31, 2002 was as follows (in thousands):

	September 30, 2003		December 31, 2002
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$10,595	$10,595	$10,019	$10,019
Bond funds	251,117	251,376	232,891	230,858
Corporate and other notes	65,644	65,794	35,597	35,439
Asset backed securities	16,486	16,472	—	—
Equity securities	251	270	18,288	18,148
	344,093	344,507	296,795	294,464
Unrealized appreciation/(depreciation)	414	—	(2,331)	—
Total	$344,507	$344,507	$294,464	$294,464

Marketable securities had the following maturities as of September 30, 2003 (in thousands):

Maturities	Amount
Year 2003	$176,904
Years 2004 through 2005	101,306
Thereafter	66,297
$344,507

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the next year.

Note D — Maintenance and Change in Accounting Principle

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of a letter agreement executed by the Company and GE Engine Services, Inc. (“GE”) in April 2002 (the “Letter Agreement”), the Company elected to change from the accrual method to the direct-expense method of accounting for Canadair Regional Jet (“CRJ”) engine overhaul costs effective January 1, 2002.  The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry.  Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).  The cumulative effect of change in accounting principle has been reflected in the accompanying September 30, 2002 condensed consolidated statements of income.

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

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement.  Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment, a $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset were reversed in March 2003.

Under the Company’s United Express agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet aircraft engines that the Company records as revenue.  However, consistent with the change to a time and material maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002, the Company records maintenance expense on its regional jet aircraft engines as it is incurred.  As a result, during the third quarter of 2003, the Company has collected and recorded as revenue $4.2 million (pretax) under its new United Express agreement with no corresponding offset for regional jet engine maintenance overhauls since there were none incurred.

The Company currently has a relatively new CRJ fleet.  Accordingly, management anticipates that maintenance costs will increase in the future as the fleet ages.

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

The Company’s flight and related operations conducted under the Delta code-sharing relationship are governed by a ten-year agreement signed with Delta in 2000.  During 2003, the Company is compensated on a fee-per-completed-block hour basis plus true-ups for fuel costs as this is a pass through cost.  Effective August 1, 2003, all Embraer EMB-120 Brasilia turbo-prop (“Brasilia”) flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate flying”.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

On September 10, 2003, the Company announced it had completed negotiations, and signed a long-term 11-year definitive contract with United(the “United Express Agreement”).  On August 29, 2003 the United Express Agreement was approved by the U.S. Bankruptcy Court.  Subsequently, the United Express Agreement received all the necessary approvals from the creditors’ committee operating in behalf of United under bankruptcy protection and United’s pilot union, the Airline Pilot Association.  Under the terms of the United Express Agreement, the Company will be reimbursed primarily on a fee-per-completed-block hour and departure basis plus a margin base on performance-based incentives, similar in structure to the previous agreement between the parties.

On April 3, 2003, the Company signed a new code-sharing agreement with Continental Airlines, Inc. (“Continental”) to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s Brasilias and Brasilias leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares.

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

The Company’s results of operations included a positive pretax amount of $5.9 million, or $0.06 per diluted share, resulting from adjustments made to reflect the Company’s actual operating results from flights under the United Express Agreement, which were more favorable to the Company than the rates and expenses estimated by the Company prior to the execution of the United Express Agreement.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period.  Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue shares of the Company’s common stock (the “Common Stock”) were exercised or converted into shares of Common Stock.  The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share.  During the three months ended September 30, 2003 and 2002, 2,752,000 and 2,791,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect, respectively.  During the nine months ended September 30, 2003 and 2002, 3,029,000 and 1,985,000 stock options were excluded from the computation of diluted EPS due to their antidilutive effect, respectively.

The following table sets forth the computations of Basic and Diluted EPS before cumulative effect of accounting change for the periods indicated (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator
Income before cumulative
Effect of change in accounting principle	$21,128	$22,923	$49,324	$60,491

Denominator
Weighted average number of common shares outstanding	57,837	57,426	57,709	57,160
Effect of outstanding stock options	586	158	328	403
Weighted average number of shares for diluted net income per common share	58,423	57,584	58,037	57,563

Basic earnings per share	$0.37	$0.40	$0.85	$1.06
Diluted earnings per share	$0.36	$0.40	$0.85	$1.05

Note G – Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards (“SFAS”) Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements.  The Company includes unrealized gains and losses on available-for-sale securities, in comprehensive income.  For the three months ended September 30, 2003 and 2002, total comprehensive income was $21.4 million and $23.6 million, respectively.  For the nine months ended September 30, 2003 and 2002, total comprehensive income was $50.5 million and $69.5 million, respectively.

Note H – Long-term Debt

During the six months ended June 30, 2003, the Company acquired temporary debt financing of approximately $359.7 million in connection with the acquisition of 23 new CRJs.  During the quarter ended September 30, 2003, the Company entered into fifteen permanent long-term, third-party US leveraged lease transactions or long-term debt transactions and reduced its net investment in previous aircraft acquisitions.  Consistent with these transactions, the Company’s long-term debt increased to $348.1 million as of September 30, 2003, compared to $125.4 million at December 31, 2002.  The contracts on this debt have been written such that the Company can refinance the debt into long-term lease agreements with third-party lessors.  Accordingly, it has been classified as long-term debt in the accompanying balance sheet as of September 30, 2003.  Subsequent to September 30, 2003, long-term debt was secured for four of six aircraft and the interim debt relating to these four aircraft was extinguished with the manufacturer.

As of the dates set forth below, long term debt consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
Interim notes payable to Bombardier Capital, interest payments only, due in monthly installments at 4.77%, secured by aircraft	$95,685	$—
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus(1.40% at September 30, 2003) through 2019, secured by aircraft	87,298	—
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus(0.75% at September 30, 2003) through 2019, secured by aircraft	60,221	—
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	61,864	63,722
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing Program, through 2011, secured by aircraft	18,990	20,339
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	14,696	15,080
Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR plus(0.60% at September 30, 2003) through 2016, secured by aircraft	14,184	14,482
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	8,423	11,490
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	8,432	8,772
Other notes payable, secured by aircraft	2,296	4,026
	372,089	137,911
Less current maturities	(24,000)	(12,532)
	$348,089	$125,379

The aggregate amounts of principal maturities of long-term debt as of September 30, 2003 were as follows (in thousands):

September 30,	Amount

2004	$24,000
2005	24,497
2006	21,426
2007	21,074
2008	21,807
Thereafter	259,285
$372,089

Note I – Commitments and Contingencies

The Company leases 138 aircraft, as well as airport facilities, office space, and various other property and equipment under noncancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following summarizes future minimum rental payments required under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of September 30, 2003 (in thousands):

September 30,	Amount

2004	$121,916
2005	144,203
2006	146,990
2007	144,514
2008	142,298
Thereafter	973,830
$1,673,751

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJs for the United Express operations.  The Company anticipates that it will begin taking delivery of these aircraft in January 2004 and continue through May 2005.  The Company’s firm aircraft orders, as of September 30, 2003, consisted of orders for ten, 50-seat and 30, 70-seat CRJs scheduled for delivery through May 2005.  Committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $211 million for the remainder of 2003, $192 million through September 30, 2004 and $528 million for the period October 1, 2004 through May 31, 2005.  The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90 seat configurations.  The Company anticipates delivery dates for these aircraft could start in June 2005 and continue through September 2008.

Note J – Emergency War Time Supplemental Appropriations Act

On April 16, 2003 the Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, pursuant to which the Company received approximately $6.5 million.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through September 30, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  During the three months ended September 30, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payment received by the Company will be due to its major partners.  These amounts have been recorded as other current liabilities in the accompanying balance sheet as of September 30, 2003.

Note K – New Accounting Pronouncements

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“Interpretation 46”).  The objective of Interpretation 46 is to improve financial reporting by companies involved with variable interest entities.  Until now, reporting companies generally have included financial results of a variable interest entity in their consolidated financial statements only if they controlled the entity through voting interests.  Interpretation 46 changes prior accounting practice by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the variable interest entity’s residual returns or both.  The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003.  The consolidation requirements apply to older entities at the end of the period ending December 15, 2003.  Certain of the disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The adoption of this statement is not presently anticipated to have a material impact on the Company’s results of operations or financial position.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SkyWest, Inc. (the “Company”), through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”), operates the largest independent regional airline in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,100 daily departures to 104 cities in 27 states and three Canadian provinces.  SkyWest has been a code-sharing partner with Delta Air Lines, Inc. (“Delta”) in Salt Lake City and United Air Lines, Inc. (“United”) in Los Angeles since 1987 and 1997, respectively.  In April 1998, SkyWest expanded its United Express Agreement to provide service as United Express in United’s Portland and Seattle/Tacoma markets and in additional Los Angeles markets, which began in April 1998.  In January 1998, SkyWest expanded its operations to serve as the United Express carrier in San Francisco, which began in June 1998.  In October 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  In April 2003, SkyWest signed an agreement with Continental Airlines, Inc. (“Continental”) to supply Continental with regional airline feed into Continental’s Houston hub effective on July 1, 2003.  Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas/Fort Worth, as United Express in Los Angeles, San Francisco, Denver and the Pacific Northwest and as Continental Connection in Houston.  SkyWest believes that its success in attracting multiple code-sharing relationships is attributable to its delivery of high-quality customer service with an all cabin-class fleet.  As of September 30, 2003, 55% of SkyWest’s capacity operated under the Delta code, 44% operated under the United code and 1% operated under the Continental code.  SkyWest offers a convenient and frequent flight schedule designed to maximize connecting and origin-destination traffic for its code-sharing partners.  As of September 30, 2003, SkyWest operated a fleet of 76 Embraer EMB-120 Brasilia turboprops (“Brasilias”) and 101 Canadair Regional Jets (“CRJs”).

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

As of September 30, 2003, the Company had agreements to acquire ten additional 50-seat CRJs.  These aircraft will be allocated to SkyWest’s United Express operations.  On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJs for its United Express operations.  The Company anticipates that it will begin taking delivery of these aircraft in January 2004 and continue through May 2005.  The contract also grants to the Company options to acquire another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company anticipates delivery dates for these aircraft could start in June 2005 and continue through September 2008.

Forward-Looking Statements

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

The Company has been, and will continue to be, significantly impacted by United’s Bankruptcy Proceedings

On September 10, 2003, the Company announced it had completed negotiations, and signed a long-term, 11-year definitive contract with United (the “United Express Agreement”).  On August 29, 2003 the United Express Agreement was approved by the U.S. Bankruptcy Court.  Subsequently, the United Express Agreement received all necessary approvals from the creditors’ committee operating in behalf of United under bankruptcy protection and United’s pilot union, the Airline Pilot Association (ALPA).  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Additionally, United could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities and financial condition of the Company.

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its code-sharing agreements with Delta, United and Continental.  Any material change in the Company’s code-sharing relationships would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represent only one of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less consistent than in prior periods and will be negatively impacted as the industry experiences significant restructuring.

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

Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions, as well as other factors, could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs.  The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company’s operations or financial condition.

The Company’s reliance on only two aircraft types exposes the Company to a number of potentially significant risks

As of September 30, 2003 the Company had a fleet of 76 Brasilias and 101 CRJs.  During the nine months ended September 30, 2003, 83% of the Company’s ASMs were flown by CRJs and 17% were flown by Brasilias.  Additionally, as of September 30, 2003, the Company had agreements to acquire ten additional50-seat CRJs and 30, 70-seat CRJs and had obtained options to acquire another 80 CRJs that can be delivered in either 70 or 90 seat configurations.  The Company anticipates delivery dates for the 80 options on either 70 or 90 seat CRJs could start in June 2005 and continue through September 2008.  The Company is subject to various risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely effect its operations and financial condition, including:

•                  the Company’s ability to obtain necessary financing to fulfill the Company’s contractual obligations related to the acquisition of CRJs,

•                  the breach by Bombardier, Inc. of the Company’s firm order contracts for the delivery of ten 50-seat and 30, 70-seat CRJs or any change in the delivery schedule of such CRJs,

•                  the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for such aircraft,

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

The Company’s flight and related operations conducted under the Delta code-sharing relationship are governed by a ten-year agreement signed with Delta in 2000.  During 2003, the Company is compensated on a fee-per-completed-block hour basis plus true-ups for fuel costs as this is a pass through cost.  Effective August 1, 2003, all Embraer EMB-120 Brasilia turbo-prop (“Brasilia”) flights conducted by the Company under the Delta code were switched from contract flying to “prorate flying”.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

On September 10, 2003, the Company announced it had completed negotiations, and signed a long-term 11-year definitive contract with United(the “United Express Agreement”).  On August 29, 2003 the United Express Agreement was approved by the U.S. Bankruptcy Court.  Subsequently, the United Express Agreement received all the necessary approvals from the creditors’ committee operating in behalf of United under bankruptcy protection and United’s pilot union, the Airline Pilot Association.  Under the terms of the United Express Agreement, the Company will be reimbursed primarily on a fee-per-completed-block hour and departure basis plus a margin base on performance-based incentives, similar in structure to the previous agreement between the parties.

On April 3, 2003, the Company signed a new code-sharing agreement with Continental Airlines, Inc. (“Continental”) to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s Brasilias and Brasilias leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares.

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

The Company’s results of operations included a positive pretax amount of $5.9 million, or $0.06 per diluted share, resulting from adjustments made to reflect the Company’s actual operating results from flights under the United Express Agreement, which were more favorable to the Company than the rates and expenses estimated by the Company prior to the execution of the United Express Agreement.

Maintenance

Due to the change in the Company’s contractual arrangement with one of its major partners and based on the provisions of a letter agreement executed by the Company and GE Engine Services, Inc. (“GE”) in April 2002 (the “Letter Agreement”), the Company elected to change from the accrual method to the direct-expense method of accounting for Canadair Regional Jet (“CRJ”) engine overhaul costs effective January 1, 2002.  The Company believes the direct-expense method is preferable because the maintenance expense is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry.  Accordingly, during the quarter ended March 31, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million as of January 1, 2002 by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).  The cumulative effect of change in accounting principle has been reflected in the accompanying September 30, 2002 condensed consolidated statements of income.  Additionally, the Company determined that the Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under a sixteen-year engine services agreement executed by and between the Company and GE effective August 1, 2001 (the “Services Agreement”), and therefore a maintenance contract liability to GE, of $22.8 million, based on the fixed rate per-engine-hour, has been recorded in the December 31, 2002 condensed consolidated balance sheet with a corresponding maintenance contract asset of $22.8 million.  Until the Services Agreement was terminated, the maintenance contract asset was recorded because under the direct-expense method the Company does not record maintenance costs until the actual maintenance event occurs.

On March 14, 2003, the Company and GE amended the Services Agreement to provide that the Company will pay for services performed by GE on a time and materials basis as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement.  Further, the amendment provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2001) will be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002.  As a result of the amendment, a $22.8 million maintenance contract liability and corresponding $22.8 million deferred maintenance asset were reversed in March 2003.

Under the Company’s United Express agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet aircraft engines that the Company records as revenue.  However, consistent with the change to a time and material maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002, the Company records maintenance expense on its regional jet aircraft engines as it is incurred.  As a result, during the third quarter of 2003, the Company has collected and recorded as revenue $4.2 million (pretax) under its new United Express agreement with no corresponding offset for regional jet engine maintenance overhauls since there were none incurred.

The Company currently has a relatively new CRJ fleet.  Accordingly, management anticipates that maintenance costs will incur in the future as the fleet ages.

Operating Statistics:

The following table sets forth the major operational statistics and the percentage-of-change for the quarters identified below.

	Three Months Ended September 30,						Nine Months Ended September 30,
	2003		2002		% Change		2003		2002		% Change

Passengers carried	2,918,244		2,181,470		33.8		7,752,976		6,134,901		26.4
Revenue passenger miles (000)	1,148,990		774,141		48.4		3,036,418		2,137,051		42.1
Available seat miles (000)	1,557,928		1,115,175		39.7		4,243,571		3,135,919		35.3
Passenger load factor	73.8%		69.4%		4.4	pts	71.6%		68.1%		3.5	pts
Passenger breakeven load factor	63.6%		57.6%		6.0	pts	63.6%		57.2%		6.4	pts
Yield per revenue passenger mile	19.9	¢	26.0	¢	(23.5)		21.3	¢	26.3	¢	(19.0)
Revenue per available seat mile	14.8	¢	18.2	¢	(18.7)		15.3	¢	18.1	¢	(15.5)
Cost per available seat mile	12.7	¢	15.1	¢	(15.9)		13.6	¢	15.2	¢	(10.5)
Average passenger trip length (miles)	394		355		11.0		392		348		12.6

Passenger load factor increased to 73.8% for the three months ended September 30, 2003, compared to 69.4% for the three months ended September 30, 2002.  The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to CRJs in its new markets.

Total available seat miles (“ASM”) generated by the Company during the three months ended September 30, 2003 increased 39.7% from the three months ended September 30, 2002.  The increase in ASMs was primarily a result of the Company increasing its fleet size to 177 aircraft as of September 30, 2003, from 138 aircraft as of September 30, 2002.  During the three months ended September 30, 2003 the Company took delivery of eight new CRJs and placed two additional Brasilias into service under the Continental code.

Results of Operations:

The Company anticipates that its ongoing revenues will be generated pursuant to a mix of contract and prorate flying arrangements with Delta, United and Continental.  The Company’s revenues could be impacted by a number of unanticipated factors, including changes to contracts with the Company’s major partners, the annual rate negotiations with the Company’s major partners and the Company’s ability to earn incentive payments contemplated under its contracts with its major partners.

Three Months Ended September 30, 2003 and 2002

The following tables set forth information regarding the Company’s operating expense components for the three months ended September 30, 2003 and 2002.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three Months Ended September 30,
	2003			2002
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$57,913	25.1	3.7	$50,352	24.8	4.5
Aircraft costs	49,402	21.4	3.2	39,734	19.6	3.6
Maintenance	14,596	6.3	0.9	17,434	8.6	1.6
Fuel	38,154	16.6	2.4	26,934	13.3	2.4
Other airline expenses	35,192	15.3	2.3	35,125	17.3	3.1
US government assistant	—	0.0	0.0	(1,438)	(0.7)	(0.1)
Interest	3,364	1.5	0.2	165	0.1	0.0
Total airline expenses	$198,621		12.7	$168,306		15.1

Net income decreased to $21.1million, or $0.36 per diluted share, for the three months ended September 30, 2003, compared to $22.9 million, or $0.40 per diluted share, for the three months ended September 30, 2002.  Factors relating to the change in net income are discussed below.

Passenger revenues, which represented 99.3% of consolidated operating revenues for the three months ended September 30, 2003, increased 13.7% to $229.0 million for the three months ended September 30, 2003, from $201.5 million or 99.4% of consolidated operating revenues for the three months ended September 30, 2002.  The increase was primarily due to a 39.7% increase in ASMs, principally as a result of the delivery of 40 additional CRJs over the past twelve months.  Passenger revenues were also positively affected by the Company’s achievement of a 99.5% controllable completion factor and an actual completion factor of 99.2% of scheduled flights.

The Company continued to increase its services with its code-sharing partners and placed eight CRJs in service and returned three that were previously operated under short-term lease arrangements during the three months ended September 30, 2003.  Three of the eight aircraft were placed in service under the Delta Connection operations and five were placed in service under the United Express operations.  Revenue per ASM decreased 18.7% to 14.8¢ for the three months ended September 30, 2003, from 18.2¢ for the three months ended September 30, 2002, primarily due to an increase in ASMs produced by CRJs (resulting in lower revenue per ASM pursuant to the terms of the Company’s code-sharing agreements with Delta and United).  However, the Company continues to realize economic efficiencies on an ASM basis as total airline expenses decreased 15.9% to 12.7¢ per ASM for the three months ended September 30, 2003, from 15.1¢ per ASM for the three months ended September 30, 2002.

Passenger load factor increased to 73.8% for the three months ended September 30, 2003, from 69.4% for the three months ended September 30, 2002.  The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets.  The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total airline expenses for the three months ended September 30, 2003, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 13.5% from the same period of 2002.  The increase was primarily a result of a 39.7% increase in ASMs (which resulted principally from the expansion of SkyWest’s CRJ fleet year-over-year).  Total operating expenses for the quarter ended September 30, 2003 increased at a lower rate than available seat miles.  The primary reason for the lower rate of increase was the increased stage lengths flown by the CRJs and the aggressive cost reduction initiatives implemented by the Company during the nine months ended September 30, 2003.

Total operating expenses and interest increased 18.0% to $198.6 million for the three months ended September 30, 2003, compared to $168.3 million for the three months ended September 30, 2002.  The increase in total operating expenses and interest was due principally to the growth in SkyWest’s CRJ fleet year-over-year.  As a percentage of consolidated operating revenues, total operating expenses and interest increased to 86.2% for the three months ended September 30, 2003, from 83.0% for the three months ended September 30, 2002.  The increase in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the reduction in the Company’s departure rates as operating revenues increased only 13.7% period-over-period, while total operating expenses and interest increased 18.0% period-over-period.

Airline operating costs per ASM (including interest expense) decreased 15.9% to 12.7¢ for the three months ended September 30, 2003 from 15.1¢ for the three months ended September 30, 2002.  The primary reason for the decrease was the increased capacity of CRJs which are less expensive to operate on a per-ASM basis than Brasilias.  Other factors relating to the change in operating expenses are discussed below.

The cost per ASM of salaries, wages and employee benefits decreased to 3.7¢ for the three months ended September 30, 2003, compared to 4.5¢ for the three months ended September 30, 2002.  The decrease was primarily the result of the increase in stage lengths flown by CRJs.  The average number of full-time equivalent employees increased 3.0% to 4,937 for the three months ended September 30, 2003 from 4,794 for the three months ended September 30, 2002.  The increase in number of employees was due, in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.2¢ for the three months ended September 30, 2003, from 3.6¢ for the three months ended September 30, 2002.  The decrease in costs per ASM was primarily due to the increase in the number of CRJs that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense decreased to 0.9¢ for the three months ended September 30, 2003, compared to 1.6¢ for the three months ended September 30, 2002.  The decrease in cost per ASM was primarily attributable to the increase in stage lengths flown by CRJs, a higher mix of new aircraft within the fleet and the favorable timing of certain maintenance-related events.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on CRJ engines that the Company records as revenue.  However, consistent with the change to a time and material maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002, the Company records maintenance expense on its CRJ engines as it is incurred.  As a result, during the third quarter of 2003, the Company collected and recorded as revenue $4.2 million (pretax) under the United Express

Agreement, with no corresponding offset for regional jet engine maintenance overhauls since there were none incurred.

The cost per ASM for fuel remained constant at 2.4¢ for the three months ended September 30, 2003 and 2002, respectively.  This was primarily due to the average price of fuel remaining constant at $1.04 during the three months ended September 30, 2003 and 2002, respectively.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 25.8% to 2.3¢ for the three months ended September 30, 2003, from 3.1¢ for the three months ended September 30, 2002.  The decrease in cost per ASM was primarily due to the increase in stage lengths flown by CRJs and the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company’s liability insurance premiums decreased substantially.

Interest expense increased to approximately $3.4 million during the three months ended September 30, 2003, from approximately $0.2 million during the three months ended September 30, 2002.  The increase in interest expense was primarily due to the temporary long-debt financing of the CRJs acquired by the Company during the first nine months of 2003.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through September 30, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  During the three months ended September 30, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payment received by the Company will be payable due to its major partners pursuant to the terms of the Company’s code-sharing agreements.  These amounts have been recorded as other current liabilities in the accompanying balance sheet as of September 30, 2003.

For the Nine Months Ended September 30, 2003 and 2002

The following tables set forth information regarding the Company’s operating expense components for the nine months ended September 30, 2003 and 2002.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Nine Months Ended September 30,
	2003			2002
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$164,691	25.3	3.9	$144,649	25.5	4.6
Aircraft costs	145,249	22.3	3.4	117,671	20.8	3.8
Maintenance	36,230	5.6	0.9	38,728	6.8	1.2
Fuel	109,240	16.8	2.6	68,974	12.2	2.2
Other airline expenses	115,502	17.8	2.6	107,958	19.1	3.4
US government assistance	—	0.0	0.0	(1,438)	(0.3)	0.0
Interest	7,112	1.1	0.2	252	0.0	0.0
Total airline expenses	$578,024		13.6	$476,794		15.2

Net income decreased to $49.3 million, or $0.85 per diluted share, for the nine months ended September 30, 2003, compared to $69.1 million, or $1.20 per diluted share, for the nine months ended September 30, 2002.  The $69.1 million of net income for the quarter ended September 30, 2002, reflects previously disclosed  adjustments to certain revenue and expense items related to changes in the Company’s maintenance policy.  Factors relating to the change in net income are discussed below.

Passenger revenues, which represented 99.4% of consolidated operating revenues for the nine months ended September 30, 2003, increased 14.9%, to $646.3 million for the nine months ended September 30, 2003, from $562.5 million or 99.3% of consolidated operating revenues for the nine months ended September 30, 2002.  The increase was primarily due to a 35.3% increase in ASMs, principally as a result of the delivery of 40 additional CRJs over the past twelve months.  Passenger revenues were also positively affected by the Company’s achievement of a 99.4% controllable completion factor and an actual completion factor of 98.7% of scheduled flights during the first nine months of 2003.

The Company continued to increase its services with its code-sharing partners and placed 31 CRJs in service and returned three CRJs previously operated under short-term lease arrangements during the nine months ended September 30, 2003.  Ten of the 31 aircraft were placed in service under the Delta Connection operations and 21 were placed in service under the United Express operations.  Revenue per ASM decreased 15.5% to 15.3¢ for the nine months ended September 30, 2003, from 18.1¢ for the nine months ended September 30, 2002, primarily due to an increase in ASMs produced by CRJs (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).  However, the Company continues to realize econmic efficiencies on an ASM basis as total airlines expenses decreased 10.5% to 13.6¢ per ASM for the nine months ended September 30, 2003, from 15.2¢ per ASM for the nine months ended September 30, 2002.

Passenger load factor increased to 71.6% for the nine months ended September 30, 2003, from 68.1% for the nine months ended September 30, 2002.  The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJs in its new markets.  The increase was also due, in part, to refinements in flight schedules made by the Company’s major partners.

Total airline expenses for the nine months ended September 30, 2003, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 14.9% from the same period in 2002.  The increase was primarily a result of a 35.3% increase in available seat miles due to the respective growth in the CRJ fleet year-over-year.  Total operating expenses for the nine months ended September 30, 2003 increased at a lower rate than ASMs.  The primary reason for the lower increase was due to the increased stage lengths flown by CRJs and the aggressive cost reduction initiatives implemented by the Company during the nine months ended September 30, 2003.

Total operating expenses and interest increased 21.2% to $578.0 million for the nine months ended September 30, 2003, compared to $476.8 million for the nine months ended September 30, 2002.  The increase in total operating expenses and interest was due principally to the growth in size of the Company’s CRJ fleet.  As a percentage of consolidated operating revenues, total operating expenses and interest increased to 88.9% for the nine months ended September 30, 2003, from 84.2% for the nine months ended September 30, 2002.  The total increase in operating expenses and interest, as a percentage of consolidated operating revenues, was primarily due to the reduction in the Company’s departure rates as operating revenues increased only 14.9% period-over-period, while total operating expenses and interest increased 21.2% period-over-period.

Airline operating costs per ASM (including interest expense) decreased 10.5% to 13.6¢ for the nine months ended September 30, 2003, from 15.2¢ for the nine months ended September 30, 2002.  The decrease was primarily due to the increased capacity by CRJs, which are less expensive to operate on a per-ASM basis than Brasilias.  Other factors relating to the change in operating expenses are discussed below.

The cost per ASM for salaries, wages and employee benefits decreased to 3.9¢ for the nine months ended September 30, 2003, compared to 4.6¢ for the nine months ended September 30, 2002.  The decrease was primarily the result of the increase in stage lengths flown by CRJs.  The average number of full-time equivalent employees increased 3.9% to 4,851 for the nine months ended September 30, 2003 from 4,668 for the nine months ended September 30, 2002.  The increase in number of employees was due in large part, to the addition of personnel required for SkyWest’s current and anticipated expansion.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.4¢ for the nine months ended September 30, 2003, from 3.8¢ for the nine months ended September 30, 2002.  The decrease in costs–per-ASM was primarily due to the increase in the number of CRJs that have been added to the fleet during the past twelve months.

The cost per ASM for maintenance expense decreased to 0.9¢ for the nine months ended September 30, 2003, compared to 1.2¢ for the nine months ended September 30, 2002. The decrease in cost per ASM was primarily due to the greater stage lengths flown by the CRJs, a higher mix of new aircraft within the fleet and the favorable timing of certain maintenance-related events.  Under the Company’s United Express agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet aircraft engines that the Company records as revenue.  However, consistent with the change to a time and material maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the Year ended December 31, 2002, the Company records maintenance expense on its CRJ engines as it is incurred.  As a result, during the nine months ended September 30, 2003, the Company collected and recorded as revenue approximately $12.0 million (pretax) under its United Express agreement with no corresponding offset for CRJ maintenance overhauls, since there were none incurred.

The cost per ASM for fuel increased to 2.6¢ for the nine months ended September 30, 2003, from 2.2¢ for the nine months ended September 30, 2002.  This increase was primarily due to the average price of fuel increasing 18.1% per gallon, to $1.11 as of September 30, 2003 from $0.94 as of September 30, 2002.

The cost per ASM of other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance decreased 23.5% to 2.6¢ for the nine months ended September 30, 2003, from 3.4¢ for the nine months ended September 30, 2002.  The decrease in cost per ASM was primarily due to the increase in the number of CRJs that have been added to SkyWest’s fleet and the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company’s liability insurance premiums decreased substantially.

Interest expense increased to approximately $7.1 million during the nine months ended September 30, 2003, from approximately $0.3 million during the nine months ended September 30, 2002.  The increase in interest expense was primarily due to the temporary long-debt financing of the CRJs. acquired by the Company during the first nine months of 2003.

Liquidity and Capital Resources

The Company had working capital of $445.0 million and a current ratio of 3.9:1 at September 30, 2003, compared to working capital of $391.8 million and a current ratio of 4.2:1 at December 31, 2002. The principal sources of funds during the nine months ended September 30, 2003 were $401.4 million of proceeds from the issuance of long-term debt, $130.2 million provided by operating activities, $33.1 million in proceeds from the sale-lease back of CRJs and $4.6 million from the sale of common stock in connection with the exercise of stock options and the Company’s Employee Stock Purchase Plan.  During the nine months ended September 30, 2003, the Company invested $473.6 million in flight equipment, $48.9 million in marketable securities, $7.3 million in other assets used in investing activities and $2.3 million in buildings and ground equipment.  The Company made payments on long-term debt of $19.2 million and paid $3.5 million in cash dividends.  These factors resulted in a $14.5 million decrease in cash and cash equivalents during the nine months ended September 30, 2003.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $344.5 million at September 30, 2003, compared to $294.5 million at December 31, 2002.  The increase was due primarily to the Company’s successful completion of aircraft financing transactions wherein the Company entered into permanent long-term, third-party US leveraged lease transactions or long-term debt transactions and reduced its net investment in previous aircraft acquisitions.  At September 30, 2003, the Company’s total capital mix was 66.5% equity and 33.5% debt, compared to 83.6% equity and 16.4% debt at December 31, 2002.  The change in the total capital mix reflected the Company’s incurrence of approximately $243.2 million of debt financing related to 16 CRJs acquired by the Company during 2003.  As of September 30, 2003, the Company had financed six CRJ deliveries under interim financing arrangements with the manufacturer.  These arrangements allow the Company to continue to take delivery of firm ordered CRJs while arranging for long-term permanent financing.  Subsequent to September 30, 2003, long-term debt was secured for four of six aircraft and the interim debt relating to these four aircraft was extinguished with the manufacturer.  The Company intends to enter into additional interim financing arrangements with the manufacturer when long-term financing is not currently available in the market; however there can be no assurance that the Company will be able to obtain such financing, or that, if obtained, such financing would be favorable to the Company.  The financing agreements associated with the 16 CRJs permit the Company to refinance the debt into long-term lease agreements with third-party lessors.  Accordingly the interim financing has been classified as long-term debt in the accompanying financial statements.

The Company expended approximately $35.5 million for aircraft related capital expenditures during the nine months ended September 30, 2003. These expenditures consisted primarily of $14.4 million for engine overhauls, $8.5 million for aircraft improvements, $10.3 million for rotable spares and $2.3 million for buildings, ground equipment and other assets.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2004, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75% at September 30, 2003.  The Company believes that in the absence of unusual circumstances the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations as of September 30, 2003 for each of the next five years and thereafter (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter

Firm aircraft Commitments	$931,000	$403,000	$528,000	$—	$—	$—	$—
Operating lease payments for Aircraft and Facility Obligations	1,673,751	121,916	144,203	146,990	144,514	142,298	973,830
Principal maturities on long-term debt	372,089	24,000	24,497	21,426	21,074	21,807	259,285
Total commitments and obligations	$2,976,840	$548,916	$696,700	$168,416	$165,588	$164,105	$1,233,115

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJs for the United Express operations.  The Company anticipates that it will begin taking delivery of these aircraft in January 2004 and continue through May 2005.  The Company’s firm aircraft orders, as of September 30, 2003, consisted of orders for ten , 50-seat and 30, 70-seat CRJs scheduled for delivery through May 2005.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $211 million for the remainder of 2003, $192 million through September 30, 2004 and $528 million for the period October 1, 2004 through May 31, 2005.  The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90 seat configurations.  The Company anticipates delivery dates for these aircraft could start in June 2005 and continue through September 2008.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s consolidated balance sheets.  At September 30, 2003, the Company leased 142 aircraft with remaining lease terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.7 billion at September 30, 2003.  At a 7.0% discount factor, the present value of these lease obligations would be equal to approximately $1.1 billion at September 30, 2003.

As part of the Company’s leveraged lease agreements, the Company typically indemnifies the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Substantially all the Company’s long-term debt was incurred in connection with the acquisition of Brasilia and CRJ aircraft.  Certain amounts related to the Brasilia aircraft are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil.  The subsidy payments reduced the stated interest rates to an average effective rate of approximately 4.0%, on $10.7 million of the Company’s long-term debt at September 30, 2003.  The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program.  While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur.  On the remaining long-term debt related to the Brasilia aircraft of $19.0 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at September 30, 2003.  The average effective rate on the debt related to the CRJ aircraft of $333.9 million was 3.9% at September 30, 2003, and is not subject to subsidy payments.

Seasonality

As is common in the airline industry, the Company’s pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs.  Pursuant to the Company’s contract flying arrangements, United will bear the economic risk of fuel price fluctuations on the Company’s United Express flights.  On the Company’s Delta Connection CRJ flights, Delta will bear the economic risk of fuel price fluctuations.  On the Company’s Delta Connection routes flown by Brasilias, as well as all existing Continental Connection routes, the Company will bear the economic risk of fuel fluctuations.  At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline.  At September 30, 2003, the Company had variable rate notes representing 69.2% of its total long-term debt compared to 6.4% of its long-term debt at September 30, 2002.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $780,000 in interest expense and received $1,150,000 in additional interest income for the three months ended September 30, 2003.  Additionally, the Company would have incurred an additional $1,650,000 in interest expense and received $3,190,000 in additional interest income for the nine months ended September 30, 2003.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and the Company’s Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

Item 6: Exhibits and Reports on Form 8-K

a.	Exhibit 10.1	United Express Agreement between United Airlines, Inc. and SkyWest Airlines, Inc.
	Exhibit 10.2	Bombardier Agreement, Supplement No. PA-489-2 To Master Purchase Agreement No. PA-489 Between Bombardier, Inc. and SkyWest Airlines, Inc.
	Exhibit 31.1	Certification of Chief Executive Officer
	Exhibit 31.2	Certification of Chief Financial Officer
	Exhibit 32.1	Certification of Chief Executive Officer
	Exhibit 32.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC.
Registrant

November 12, 2003	BY:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer