Form 10-K
period 2003-12-31
SKYWEST INC
filed 2004-03-11
CIK 793733

Use these links to rapidly review the document
ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2003
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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) June 30, 2003 was approximately $1,025,889,717.

        As of March 8, 2004, there were 53,265,302 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies voted at the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. SkyWest, Inc. (the "Company") may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with fluctuations in the economy and the demand for air travel; bankruptcy proceedings involving United Airlines, Inc.; ongoing negotiations between the Company and its major partners regarding their contractual relationships; variations in market and economic conditions; employee relations and labor costs; the degree and nature of competition; SkyWest's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures; and other unanticipated factors. Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company's current expectations are contained in the Company's filings with the Securities and Exchange Commission, including the section of this Report entitled "Factors That May Affect Future Results."

PART I

ITEM 1. BUSINESS

General

        SkyWest, Inc. (the "Company"), through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,100 daily departures to 105 cities in 26 states and three Canadian provinces. Additionally, SkyWest provides customer handling services for approximately nine other airlines throughout SkyWest's system. SkyWest has been a partner with Delta Air Lines, Inc. ("Delta") in Salt Lake City and United Airlines, Inc. ("United") in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and in additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. In April 2003, SkyWest signed an agreement with Continental Airlines, Inc. ("Continental") to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and Dallas/Fort Worth, as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest and as a Continental Connection carrier in Houston. SkyWest believes that its success in attracting multiple contracts contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet. As of December 31, 2003, 51% of SkyWest's capacity (measured in "available seat miles" or "ASMs") operated under the Delta code, 47% operated under the United code and 2% operated under the Continental code. As of December 31, 2003, SkyWest operated a fleet of 76 Embraer EMB-120 Brasilia turboprops ("EMB120s") and 109 Bombardier Canadair Regional Jets ("CRJ200s"). On March 2, 2004, Delta awarded the Company the rights to acquire seven additional CRJ200s, with deliveries currently expected to begin during the first quarter of 2005.

        Historically, multiple contractual relationships with major airline partners have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or "prorate" flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest receives from the major airline partner negotiated payments per-block-hour or flight departure and incentives related to levels of customer service. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. All of the Company's CRJ200 flights are flown under contract flying arrangements. The Company's EMB120s flown for Delta and Continental are flown under prorate arrangements. Approximately 90% of the Company's EMB120s flown in the United system are flown under contractual arrangements, with the remaining ten percent flown under prorate arrangements.

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations with deliveries presently scheduled to begin in January 2004 and continue through May 2005. On February 10, 2004, the Company further amended the order to include 10 additional CRJ200s and two additional CRJ700s, bringing the total order to 32 CRJ700s and 10 CRJ200s during this same delivery period. The contract also grants to the Company options to acquire an additional 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

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

        The Company maintains an Internet web site at http://www.skywest.com. The Company currently makes its most recent annual report to shareholders available through its web site and provides a link to the SEC's web site, through which the Company's annual, quarterly and current reports, as well as amendments to those reports, are available. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

Markets and Routes

        SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of United, Delta and Continental at the airports it serves. The following table shows selected information about the cities served by SkyWest as of December 31, 2003.

State and City	Served Since(1)
Arizona:
Phoenix	2000
Tucson	2002
Yuma	1979
California:
Bakersfield	1983
Carlsbad	1998
Chico	1998
Crescent City	1998
Eureka	1998
Fresno	1985
Imperial	1979
Inyokern	1998
Los Angeles	1977
Modesto	1998
Monterey	1987
Oakland	2002
Ontario	1981
Orange County	1986
Oxnard	1998
Palm Springs	1970
Redding	1998
San Diego	1968
San Francisco	1995
San Jose	1986
San Luis Obispo	1986
Santa Barbara	1983
Santa Maria	1982

Visalia	1998
Sacramento	1986
Colorado:
Colorado Springs	1995
Denver	2000
Durango	2001
Grand Junction	1983
Montrose	2001
Florida:
Daytona Beach	2003
Panama City	2003
Tallahassee	2002
Idaho:
Boise	1988
Idaho Falls	1982
Pocatello	1980
Sun Valley	1990
Twin Falls	1983
Illinois:
Chicago	2003
Moline	2003
Peoria	2003
Iowa:
Cedar Rapids	2003
Kansas:
Wichita	2001
Kentucky:
Louisville	2002
Louisiana:
New Orleans	2003
Monroe	2003
Minnesota:
Minneapolis	2000
Missouri:
Kansas City	2001
Springfield	2002
Montana:
Billings	1988
Bozeman	1988
Butte	1988
Great Falls	2002
Helena	1988	(2)
Kalispell	2002
Missoula	1998
West Yellowstone	1986	(2)
Nebraska:
Lincoln	2003
Omaha	1998

New Mexico:
Albuquerque	1995
Nevada:
Elko	1982
Las Vegas	1974
Reno	1982
North Carolina:
Greensboro	2001
North Dakota:
Bismarck	2003
Fargo	2002
Oklahoma:
Oklahoma City	2001
Tulsa	2001
Oregon:
Eugene	1995
Medford	1998
Portland	1995
Redmond	1998
South Dakota:
Rapid City	1994
Sioux Falls	2003
Tennessee:
Knoxville	2003
Memphis	2001
Nashville	2002
Texas:
Abilene	2003
Austin	2001
College Station	2003
Dallas	2001
El Paso	2001
Houston	2001
Killeen	2003
San Angelo	2003
San Antonio	2003
Texarkana	2003
Tyler	2003
Victoria	2003
Waco	2003
Utah:
Cedar City	1972
Salt Lake City	1972
St. George	1972
Washington:
Pasco	1996
Seattle	1998
Spokane	1999

Wyoming:
Casper	1994
Cody	1995
Jackson Hole	1986
Canada:
Calgary	1999
Vancouver B.C.	1997
Winnipeg	2003

(1)
Refers to the calendar year service was initiated.

(2)
Service is provided on a seasonal basis.

Government Regulation

        All interstate air carriers, including SkyWest, are subject to regulation by the U.S. Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest's continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts that have failed or may fail in the future.

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

Competition and Economic Conditions

        The airline industry is highly competitive. The Company competes with approximately six other regional airlines, some of which are owned or operated by the Company's major partners, United, Delta or Continental. The Company's major competitors are Comair Airlines, Atlantic Coastal Airlines, Air Wisconsin Airlines, Chautauqua Airlines, Mesa Airlines and Express Jet. United, Delta and Continental award contracts to these regional airlines based upon but not limited to the following criteria; low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights and lost baggage claims and the overall image of the regional airline as a whole. The principal competitive factors on the Company's prorate flying are fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with the Company's major partners.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and pleasure travel. Many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting and other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies among major carriers. In addition, if the Company's major partners experience longer-term declines in passenger loads or are affected adversely by decreased ticket prices, increased fuel prices or other factors, they will likely seek to reduce the Company's departure rate, adjust other terms of the Company's relationships or cancel Company flights in order to reduce their costs.

Employees

        As of December 31, 2003, the Company employed 4,952 full-time equivalent employees consisting of 1,958 pilots and flight attendants, 2,084 customer service personnel, 635 mechanics and other maintenance personnel, and 275 administration and support personnel. The Company's employees are not currently represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and management anticipates that such efforts will continue in the future. During August 1999, the question of whether or not to join the Airline Pilots Association ("ALPA") was submitted to the Company's pilots, who voted against joining ALPA by a narrow margin. Under governing rules, the Company's pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may by subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company's proposed acquisition of additional CRJ700s and related expansion, the Company anticipates hiring approximately 700 additional employees, many of whom may be represented by a union in their current employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be good.

Seasonality

        The Company's results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. SkyWest's operations are somewhat favorably affected by increased travel on its prorate routes, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

Factors that May Affect Future Results

        The actual results of the Company's operations will vary, and may vary materially, from those anticipated, estimated, projected or expected by the Company. Among the key factors that may have a direct baring on the Company's operating results are those set forth in the following paragraphs.

The Company will be materially affected by the uncertainty of the airline industry

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2002 and 2003 and increased hostilities in Iraq, the Middle East or other regions could significantly affect the U.S. airline industry. These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company's major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company's major partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will continue to be, significantly impacted by United's bankruptcy proceedings

        In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 10, 2003, the Company announced it had completed negotiations, and signed a long-term, 11-year term definitive contract with United (the "United Express Agreement"), which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. Subsequently, the United Express Agreement received all necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union, the Airline Pilot Association (ALPA). Notwithstanding the execution of the United Express Agreement, United's bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties. Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, on or before July 30, 2004, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize the Company's United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities and financial condition of the Company.

The Company's operations and financial condition are dependent upon the terms of its relationships with its major partners

        Substantially all of the Company's revenues are derived from flight operations conducted under its agreements with Delta and United. Any material change in the Company's contractual relationships with its major partners would impact the Company's operations and financial condition. The Company's major partners currently face significant economic, operational, financial and competitive challenges. United's bankruptcy filing and associated reorganization effort represents only one of those challenges. As the Company's major partners struggle to address such challenges, they have required, and will likely continue to require, the Company's participation in efforts to reduce costs and improve the financial position of the Company's partners. In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company's business. Management believes these developments will impact many aspects of the Company's operations and financial performance. In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring. In addition, the Company's contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company's revenues. The Company's rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement without notice if the Company does not perform at certain levels. The Company's Delta Connection agreement expires in 2008; however, Delta can terminate the agreement without cause upon 180 days notice. The agreement with Continental can be terminated by either party upon 90 days notice.

Maintenance costs will likely increase as the age of the fleet increases

        Because the average age of SkyWest's CRJ200s is approximately 2.2 years, SkyWest's aircraft require less maintenance now than they will in the future. The Company has incurred lower maintenance expenses because most of the parts on SkyWest's aircraft are under multi-year warranties and a limited number of heavy airframe and engine checks have occurred. The Company's maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest's fleet ages and these warranties expire.

The Company has a significant amount of contractual obligations

        As of December 31, 2003, the Company had $493.7 million in long-term debt obligations. Substantially all of the long-term debt was incurred in connection with the acquisition of EMB120 and CRJ200 aircraft. The Company also has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. At December 31, 2003, the Company had 134 aircraft under lease with remaining terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.7 billion at December 31, 2003. At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.1 billion at December 31, 2003.

        As of December 31, 2003, the Company had commitments of approximately $750 million to purchase 30 CRJ700 aircraft and related flight equipment. The Company currently anticipates that it will take delivery of these aircraft from January 2004 through May 2005. The Company's high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Terrorist activities or warnings have dramatically impacted, and will likely continue to impact, the Company

        The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general and the Company's operations in particular. The primary effects experienced by the airline industry included a substantial loss of passenger traffic and revenue, increased security and insurance costs, increased concerns about future terrorist attacks, airport delays due to heightened security and significantly reduced yields due to the drop in demand for air travel.

        Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions, as well as other factors, could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company's operations or financial condition.

The Company's reliance on only two aircraft types exposes the Company to a number of potentially significant risks

        As of December 31, 2003 the Company had a fleet of 76 EMB120s and 109 CRJ200s. During the year ended December 31, 2003, 82.4% of the Company's ("ASMs") were flown using CRJ200s and 17.6% of the Company's ASMs were flown using EMB120s. Additionally, as of December 31, 2003, the Company had agreements to acquire 30 70-seat CRJ700s and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90 seat configurations. The Company presently anticipates that delivery dates for the 80 options on either 70 or 90 seat CRJ700s could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United. The Company is subject to various risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely affect its operations and financial condition, including:

  •
  the Company's ability to obtain necessary financing to fulfill the Company's contractual obligations related to the acquisition of aircraft;

  •
  the breach by Bombardier, Inc. of the Company's firm order contracts for the delivery of 30 70-seat CRJ700s or any change in the delivery schedule of such CRJ700s;

  •
  the interruption of fleet service as a result of unscheduled or unanticipated maintenance requirements for such aircraft;

  •
  the issuance of FAA directives restricting or prohibiting the use of EMB120s, or CRJ200s, or CRJ700s; or,

  •
  the adverse public perception of an aircraft type as a result of an accident or other adverse publicity.

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

ITEM 2. PROPERTIES

Flight Equipment

        As of December 31, 2003, SkyWest owned or leased the following types of aircraft:

	Number of Aircraft
				Scheduled Flight Range (Miles)	Average Cruising Speed (MPH)
Type of Aircraft			Passenger Capacity			Average Age (Years)
	Owned	Leased
EMB120s	21	55	30	300	300	8.3
CRJ200s	30	79	50	850	530	2.2

        SkyWest's aircraft are turboprop and jet aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the CRJ200s. As of December 31, 2003, SkyWest operated 109 of these aircraft on stage lengths up to 850 miles.

        During 2003, SkyWest took delivery of 39 CRJ200s in connection with the Delta Connection and United Express expansion. On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for the United Express operations. The Company began, taking delivery of these aircraft in January 2004, and will continue through May 2005. The Company's firm aircraft orders, as of December 31, 2003, consisted of orders for 30, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $375 million through December 31, 2004 and $375 million through May 31, 2005. The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90 seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United. On February 10, 2004, the Company announced it had agreed to take another 12 Canadair Regional Jets in its United Express operations during 2004. The Company presently anticipates that two of these aircraft will be CRJ700s and ten will be CRJ200s.

        The Company's total long-term debt at December 31, 2003 was $493.7 million, of which $485.4 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.3 million related to the acquisition of the Company's corporate office building. Certain amounts related to the EMB120s are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduced the stated interest rates to an average effective rate of approximately 4.0% on $9.5 million of the Company's long-term debt at December 31, 2003. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the EMB120 aircraft of $18.2 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at December 31, 2003. The average effective rate on the debt related to the CRJ200 aircraft of $457.7 million was 3.8% at December 31, 2003, and is not subject to subsidy payments.

        As part of the Company's leveraged lease agreements, the Company typically indemnifies the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Ground Facilities

        Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California; Salt Lake City, Utah; and Fresno, California. SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California and leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The Salt Lake City facility consists of a 40,000 square foot maintenance hangar and 50,000 square feet of training and other facilities. The Salt Lake City facility was originally constructed by the Company and sold to and leased back from the Salt Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term. The Company also leases a 90,000 square foot maintenance hanger and 15,000 square foot office facility in Fresno, California. During July 2002, the Company entered into a new lease agreement for a 28,000 square foot maintenance hanger in Tucson, Arizona. SkyWest finished construction on an additional aircraft maintenance and training facility in Salt Lake City during November 2001. This facility is 131,300 square feet, consisting of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. In January 2002, the Company entered into a sale lease-back agreement with the Salt Lake Airport Authority. Under the agreement the Company received approximately $18 million in cash in exchange for the newly constructed facility and entered into a 26 year operating lease agreement. The sales price was equal to the construction costs and no gain or loss was recognized. SkyWest leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 53 of the 105 airports SkyWest serves.

        The Company's corporate headquarters are located in a 63,000 square foot building and a newly constructed 55,000 square foot building in St. George, Utah. The newly constructed facility is adjacent to the old office building and includes office space for maintenance management and flight operations including pilot management, dispatch and flight attendant management. Both facilities are owned by the Company and were internally funded with cash generated from operations and were subsequently refinanced with third-party debt. Management deems the Company's current facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to certain legal actions, which it considers routine to its business activities. As of December 31, 2003, management believes, after the consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Price for the Company's Common Stock

        The Company's common stock is traded on the Nasdaq National Market under the symbol "SKYW." At March 5, 2004, there were approximately 1,153 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's common stock, during the periods indicated.

	2003		2002
Quarter
	High	Low	High	Low
First	$14.89	$8.80	$28.94	$23.94
Second	19.08	10.25	25.95	21.43
Third	20.35	16.83	21.30	11.78
Fourth	19.24	15.46	20.15	11.43

        The transfer agent for the Company's common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2003 and 2002, the Board of Directors declared regular quarterly dividends of $0.02 per share. On November 11, 2003, the Company's Board of Directors declared and paid a regular quarterly cash dividend of $0.02 per share payable to stockholders of record on December 31, 2003, which was distributed January 10, 2004.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding the Company's equity compensation plans as of December 31, 2003.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,690,122		$19.27		4,753,551
Equity compensation plans not approved by security holders	[0	]	[0	]	[0	]

(1)
Consists of the Company's Executive Stock Incentive Plan and the Company's All Share Stock Option plan. See Note 5 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2003, included in Item 8 of this report, for additional information regarding these plans.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

        The following selected financial and operating data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Operating revenues (000)	$888,026	$774,447	$601,865	$522,997	$455,122
Operating income (000)	108,480	119,555	65,564	89,047	82,819
Income before cumulative effect of change in accounting principle	66,787	78,277	50,516	60,874	53,858
Net income (000)	66,787	86,866	50,516	60,874	53,858
Net income per common share:
Basic	$1.16	$1.52	$0.90	$1.18	$1.10
Diluted	1.15	1.51	0.88	1.16	1.08
Weighted average shares (000):
Basic	57,745	57,229	56,365	51,521	48,964
Diluted	58,127	57,551	57,237	52,644	49,778
Total assets (000)	$1,529,210	$999,384	$831,566	$676,412	$459,481
Current assets (000)	670,368	513,233	386,556	361,602	240,160
Current liabilities (000)	151,959	121,388	115,738	81,935	79,684
Long-term debt, net of current maturities (000)	462,773	125,379	113,688	75,751	53,873
Stockholders' equity (000)	709,063	638,686	545,840	484,953	298,526
Return on average equity (unaudited)(1)	9.9%	14.7%	9.8%	16.1%	19.9%

(1)
Calculated by dividing net income by the average of beginning and ending stockholders' equity for the year

Selected Operating Data (unaudited)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Block hours	482,158	405,007	356,370	344,694	328,067
Departures	395,631	351,631	333,383	332,509	333,620
Passengers carried	10,738,691	8,388,935	6,229,867	5,598,499	5,446,872
Revenue passenger miles (000)	4,222,669	2,990,753	1,732,180	1,277,001	1,161,918
Available seat miles (000)	5,875,029	4,356,053	2,837,278	2,256,635	2,100,062
Load factor	71.9%	68.7%	61.1%	56.6%	55.3%
Break-even load factor	63.9%	58.4%	54.4%	47.2%	45.6%
Yield per revenue passenger mile	20.90¢	25.73¢	34.41¢	40.42¢	38.46¢
Revenue per available seat mile	15.10¢	17.78¢	21.21¢	23.18¢	21.67¢
Cost per available seat mile	13.40¢	15.12¢	18.90¢	19.23¢	17.71¢
Average passenger trip length	393	356	278	228	213
Number of aircraft at end of year	185	149	131	107	102

Quarterly Financial Data (unaudited)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$207,362	$212,694	$230,490	$237,480	$888,026
Operating income (000)	20,149	24,252	35,233	28,846	108,480
Net income (000)	13,300	14,896	21,128	17,463	66,787
Net income per common share:
Basic	$0.23	$0.26	$0.37	$0.30	$1.16
Diluted	0.23	0.26	0.36	0.30	1.15
	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$174,346	$189,233	$202,713	$208,155	$774,447
Operating income (000)	22,456	32,722	34,572	29,805	119,555
Income before cumulative effect of change in accounting principle	15,656	21,912	22,923	17,786	78,277
Cumulative effect of change in accounting principle, net of taxes of $5,492	8,589	—	—	—	8,589
Net income (000)	24,245	21,912	22,923	17,786	86,866
Basic earnings per share:
Income before cumulative effect of change in accounting principle	$0.28	$0.38	$0.40	$0.31	$1.37
Cumulative effect of change in accounting Principle, net of tax	0.15	—	—	—	0.15

Basic earnings per share	$0.43	$0.38	$0.40	$0.31	$1.52

Diluted earnings per share:
Income before cumulative effect of change in accounting principle	$0.27	$0.38	$0.40	$0.31	$1.36
Cumulative effect of change in accounting principle, net of tax	0.15	—	—	—	0.15

Diluted earnings per share	$0.42	$0.38	$0.40	$0.31	$1.51

Weighted average common shares:
Basic:	56,939	57,117	57,426	57,436	57,229
Diluted:	57,530	57,574	57,584	57,518	57,551

        The following terms used in this section and elsewhere in this report have the meanings indicated below:

        "Revenue passenger miles" represents the number of miles flown by revenue passengers.

        "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Load factor" represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

        "Breakeven load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

        "Yield per passenger mile" represents the average amount one passenger pays to fly one mile.

        "Passenger revenue per available seat mile" represents passenger revenue divided by available seat miles.

        "Operating cost per available seat mile" represents operating expenses plus interest divided by available seat miles.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company, through its wholly owned subsidiary, SkyWest, operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,100 daily departures to 105 cities in 26 states and three Canadian provinces. Additionally, SkyWest provides customer handling services for approximately nine other airlines throughout SkyWest's system. SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and in additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and Dallas/Fort Worth, as a United Express carrier in Los Angeles, San Francisco, Denver and the Pacific Northwest and as a Continental Connection carrier in Houston. SkyWest believes that its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet. As of December 31, 2003, 51% of SkyWest's capacity (measured in ASMs) operated under the Delta code, 47% operated under the United code and 2% operated under the Continental code. As of December 31, 2003, SkyWest operated a fleet of 76 EMB120s and 109 CRJ200s. On March 2, 2004, Delta awarded the Company the rights to acquire seven additional CRJ200s, with deliveries currently expected to begin during the first quarter of 2005.

        Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or "prorate" flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest receives from the major airline partner negotiated payments per-block-hour or flight departure and incentives related to levels of customer service. On SkyWest-controlled flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. The Company's EMB120s flown for Delta and Continental are flown under prorate arrangements. Approximately 90% of the Company's EMB120s flown in the United system are flown under contractual arrangements, with the remaining ten percent flown under prorate arrangements.

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations with deliveries presently scheduled to begin in January 2004 and continue through May 2005. On February 10, 2004, the Company further amended the order to include 10 additional CRJ200s and two additional CRJ700s, bringing the total order to 32 CRJ700s and 10 CRJ200s during this same delivery period. The contract also grants to the Company options to acquire an additional 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

        In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. On September 10, 2003, the Company announced it had completed negotiations, and signed a long-term, 11-year average term definitive contract with United (the "United Express Agreement"), which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. Subsequently, the United Express Agreement received all necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union, the Airline Pilot Association (ALPA). Notwithstanding the execution of the United Express Agreement,

United's bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties. Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, on or before July 30, 2004, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize the Company's United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities and financial condition of the Company.

        On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks in New York City, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule to approximately 80% of the schedule it flew prior to September 11th. As a result, SkyWest began to reduce its EMB120 fleet flown under the United code. During the year ended December 31, 2001, the Company terminated certain EMB120 leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million for the remaining lease payments related to EMB120s parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. government passed the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Under the Stabilization Act, the Company received approximately $12.6 million to help compensate for losses resulting from the terrorist attacks, of which $8.2 million and $1.4 million had been recognized as a contra expense in the Company's consolidated financial statements as of December 31, 2001 and 2002, respectively.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2003 contained herein. Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ materially from such estimates.

Revenue Recognition

        Passenger and freight revenues are recognized when service is provided. Under the Company's contract and prorate flying agreements with Delta, United and Continental revenue is considered earned when the flight is completed.

        The Company's flight and related operations conducted under the Delta relationship are governed by a ten-year agreement signed with Delta in 1998. During 2003, the Company was compensated on a fee-per-completed-block hour basis plus true-ups for fuel costs as this is a pass through cost pursuant to the terms of the agreement. Effective August 1, 2003, all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to "prorate flying". Under prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

        On September 10, 2003, the Company announced it had completed negotiations, and signed the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. Subsequently, the United Express Agreement received all the necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union, the Airline Pilot Association. Under the terms of the United Express Agreement, the Company will be reimbursed primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and true-ups for fuel costs and property taxes as these are pass through costs pursuant to the agreement.

        On April 3, 2003, the Company signed a new agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003. The Company's Continental Connection operations are currently conducted using the Company's EMB120s and EMB120s leased from Continental. The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus a minimal amount if minimal load factors aren't experienced.

        The agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained. The Company's agreement with Delta permits Delta to terminate the agreement without cause upon 180 days' notice. The Company's rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement without notice if the Company does not perform at certain levels. The agreement with Continental can be terminated by either party upon 90 days notice. The Company's revenues could be impacted by a number of factors, including changes to the agreements, the annual negotiations and the Company's ability to earn incentive payments contemplated under the agreements.

        In the event that the Company's contractual rates have not been finalized at quarterly and or annual report dates, the Company records revenues based on a prior period's approved rates, adjusted to reflect management's current estimate of the results of these negotiations. If the contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

        The Company's results of operations included a positive pretax amount of $5.9 million, or $0.10 per diluted share, resulting from adjustments made to reflect the Company's actual operating results from flights under the United Express Agreement, which were more favorable to the Company than the rates and expenses estimated by the Company prior to the execution of the United Express Agreement.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company's historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). Through December 31, 2001, the Company used the deferral method of accounting for EMB120 engines and was using the accrual method for CRJ200 engines. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ200 engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Effective August 1, 2001, the Company and GE Engine Services, Inc. (GE) executed a sixteen-year engine services agreement (the "Services Agreement") covering the scheduled and unscheduled repair of CRJ200 engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company's CRJ200 engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ200 engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1, 2001, and then for the period from August 1, 2001 through December 31, 2001 using the fixed rate per-engine-hour pursuant to the Services Agreement.

        In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ200 engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the Letter Agreement) amending the Services Agreement in response to the change with the Company's major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As discussed below, on March 14, 2003, the Services Agreement was further amended.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ200 engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, effective January 1, 2002, the Company reversed its engine overhaul accrual that totaled $14,081,000 by recording a cumulative effect of change in accounting principle of $8,589,000 (net of income taxes of $5,492,000).

        The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

	Historical	Pro Forma
Year Ended December 31, 2001:
Operating expenses	$536,301	$532,788
Operating income	65,564	69,077
Net income	50,516	52,659
Net income per common share:
Basic	$0.90	$0.93
Diluted	0.88	0.92

        The Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and, therefore, a maintenance contract liability to GE of $22.8 million based on the fixed rate per-engine-hour, was recorded in the accompanying December 31, 2002 balance sheet with a corresponding deferred maintenance asset of $22.8 million. The deferred maintenance asset was recorded since under the "expense method" the Company does not record maintenance expense until the actual maintenance event occurs.

        On December 31, 2002, the Company and GE agreed to further modify the Services Agreement in accordance with the terms and conditions of a Memorandum of Understanding (the "MOU"). The MOU stipulated that the Company would pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the MOU provides that payments made by the Company for services completed since the effective date of the Services Agreement (August 1, 2002) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. On March 14, 2003, the Company and GE amended the Services Agreement in accordance with the terms outlined in the MOU and eliminated the contract liability of $22.8 recorded in the accompanying December 31, 2002 balance sheet along with the corresponding deferred maintenance asset of $22.8 million.

Aircraft Leases

        The majority of the Company's aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. Substantially all of the Company's aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in the Company's consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company's consolidated balance sheet.

Impairment of Long Lived Assets

        As of December 31, 2003, the Company had $742.8 million of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment upon certain triggering events, such as a reduction to fleet lives, at each balance sheet date that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company records an impairment charge if the net book value of the assets being assessed exceeds future undiscounted net cash flows of such assets and the net book value of such assets exceed their fair value. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. During 2001, the Company recorded a $3.4 million write-off of unamortized engine overhauls as a result of United reducing its flight schedule after the September 11, 2001 terrorist attacks.

Results of Operations

2003 Compared to 2002

        Net Income.    Net income decreased to $66.8 million, or $1.15 per diluted share, for the year ended December 31, 2003, compared to $86.9 million, or $1.51 per diluted share, for the year ended December 31, 2002. Factors relating to the change in net income are discussed below.

        Passenger Revenues.    Passenger revenues, which represented 99.3% of consolidated operating revenues for the year ended December 31, 2003, increased 14.6% to $882.1 million for the year ended

December 31, 2003, from $769.4 million or 99.4% of consolidated operating revenues for the year ended December 31, 2002. The increase was primarily due to a 34.9% increase in ASMs, principally as a result of the delivery of 39 additional CRJ200s during the year; however, this increase was partially offset by the decrease in the fee-per-departure rates the Company is receiving from its major partners Eleven additional CRJ200s were placed in service under the Delta Connection operations and 28 additional CRJ200s were placed in service under the United Express operations. Due to lease expirations, the Company returned three CRJ200s to the original lessor during 2003. Passenger revenues were also positively affected by the Company's achievement of a 99.3% controllable completion factor and an actual completion factor of 98.4% of scheduled flights. Revenue per ASM decreased 15.0% to 15.1¢ for the year ended December 31, 2003, from 17.8¢ for the year ended December 31, 2002, primarily due to an increase in ASMs produced by CRJ200s (resulting in lower revenue per ASM pursuant to the terms of the Company's agreements with Delta and United).

        Passenger Load Factor.    Passenger load factor increased to 71.9% for the year ended December 31, 2003, from 68.7% for the year ended December 31, 2002. The increase in load factor was due primarily to the further development of relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company adds CRJ200s in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company's major partners.

        Total Airline Expenses Excluding Fuel.    Total airline expenses for the year ended December 31, 2003, excluding fuel charges (which are reimbursable by the Company's major partners), increased approximately 14.2% from the same period of 2002. The increase was primarily a result of a 34.9% increase in ASMs (which resulted principally from the expansion of SkyWest's CRJ200 fleet year-over-year). Total operating expenses for the year ended December 31, 2003 increased at a lower rate than ASMs. The primary reason for the lower rate of increase was the increased stage lengths flown by the CRJ200s and the aggressive cost reduction initiatives implemented by the Company during the year ended December 31, 2003.

        Operating and Interest Expense.    Operating expenses and interest increased 19.9% to $789.4 million for the year ended December 31, 2003, compared to $658.5 million for the year ended December 31, 2002. The increase in total operating expenses and interest was due principally to the growth in SkyWest's CRJ200 fleet year-over-year. As a percentage of consolidated operating revenues, total operating expenses and interest increased to 88.9% for the year ended December 31, 2003, from 85.0% for the year ended December 31, 2002. The increase in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the reduction in the Company's departure rates as operating revenues increased 14.7% year-over-year, while total operating expenses and interest increased 19.9% year-over-year. The increase in interest expense was also primarily due to the increase in debt financing of the Company's new CRJ200s. Airline operating and interest expense per ASM decreased 11.3% to 13.4¢ for the year ended December 31, 2003 from 15.1¢ for the year ended December 31, 2002. The primary reason for the decrease was the increased capacity of CRJ200s, which are less expensive to operate on a per-ASM basis than EMB120s.

        The following tables set forth information regarding the Company's operating and interest expense components for the year ended December 31, 2003 and 2002. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Year ended December 31,
	2003			2002
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$225,545	25.4	3.8	$200,715	25.9	4.6
Aircraft costs	199,355	22.4	3.4	160,853	20.8	3.7
Maintenance	54,151	6.1	0.9	54,041	7.0	1.2
Fuel	149,429	16.8	2.5	97,899	12.6	2.2
Other airline expenses	151,066	17.0	2.6	142,822	18.4	3.3
US government assistance	—	0.0	0.0	(1,438)	(0.2)	0.0
Interest	9,891	1.1	0.2	3,611	0.5	0.1

Total airline expenses	$789,437		13.4	$658,503		15.1

        The cost per ASM of salaries, wages and employee benefits decreased to 3.8¢ for the year ended December 31, 2003, compared to 4.6¢ for the year ended December 31, 2002. The decrease was primarily the result of the increase in stage lengths flown by CRJ200s. The average number of full-time equivalent employees decreased 2.5% to 4,952 for the year ended December 31, 2003, from 5,079 for the year ended December 31, 2002.

        The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.4¢ for the year ended December 31, 2003, from 3.7¢ for the year ended December 31, 2002. The decrease in costs per ASM was primarily due to the increase in the number of CRJ200s that were added to SkyWest's fleet during year ended December 31, 2003, resulting in an increase in stage lengths year-over year.

        The cost per ASM for maintenance expense decreased to 0.9¢ for the year ended December 31, 2003, compared to 1.2¢ for the year ended December 31, 2002. The decrease in cost per ASM was primarily attributable to the increase in stage lengths flown by CRJ200s, a higher mix of new aircraft within SkyWest's fleet and the favorable timing of certain maintenance-related events. Under the United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on the Company's CRJ200 engines that the Company records as revenue. However, the Company records maintenance expense on its CRJ200 engines as the maintenance expense is incurred. As a result, during the year ended December 31, 2003, the Company collected and recorded as revenue, approximately $15.9 million (pretax) under the United Express Agreement, with no corresponding offset for regional jet engine maintenance overhauls since none were incurred during the year.

        The cost per ASM for fuel increased to 2.5¢ for the year ended December 31, 2003, compared to 2.2¢ for the year ended December 31, 2002. This was primarily due to the average price of fuel increasing 15.5% per gallon, to $1.12 during 2003 from $0.97 during 2002. Pursuant to the terms of the Company's agreements with its major partners, substantially all fuel costs are reimbursed by the Company's major partners.

        The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 21.2% to 2.6¢ for the year ended December 31, 2003, from 3.3¢ for the year ended December 31, 2002. The decrease in cost per ASM was primarily due to the increase in stage lengths flown by CRJ200s, the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company's liability insurance premiums decreased substantially, the decision of United to discontinue their prior practice of billing the Company for access to United's computer reservation system.

        The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the Act. This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors. This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through December 31, 2003 and an extension of war risk liability and hull insurance coverage through August 2004. During the year ended December 31, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company's agreements with those partners. These amounts have been recorded as other current liabilities in the Company's consolidated balance sheet as of December 31, 2003.

        Interest expense increased to approximately $9.9 million during the year ended December 31, 2003, from approximately $3.6 million during the year ended December 31, 2002. The increase in interest expense was primarily due to additional long-term debt financing of $372.8 million related to the CRJ200s acquired by the Company during the year ended December 31, 2003.

2002 Compared to 2001

        Net Income.    Net income increased to $86.9 million, or $1.51 per diluted share, for the year ended December 31, 2002, compared to $50.5 million, or $0.88 per diluted share, for the year ended December, 2001. The $86.9 million of net income for the year ended December 31, 2002 reflects previously disclosed adjustments to certain revenue and expense items related to changes in the Company's maintenance policy. Factors relating to the change in net income are discussed below.

        Passenger Revenues.    Passenger revenues, which represented 99.4% of consolidated operating revenues for the year ended December 31, 2002, increased 29.1%, to $769.4 million for the year ended December 31, 2002, from $596.0 million or 99.0% of consolidated operating revenues for the year ended December 31, 2001. The increase was primarily due to a 53.5% increase in ASMs, principally as a result of SkyWest's placement of 26 additional CRJ200s in service during the year. Nine CRJ200s were placed in service under the Delta Connection operations and 17 CRJ200s were placed in service under the United Express operations. Passenger revenues were also positively affected by the Company's achievement of a 99.0% controllable completion factor and an actual completion factor of 98.0% of scheduled flights during the year ended December 31, 2002. Revenue per ASM decreased 16.0% to 17.8¢ for the year ended December 31, 2002, from 21.2¢ for the year ended December 31, 2001, primarily due to an increase in ASMs produced by CRJ200s (resulting in lower revenue per ASM pursuant to the terms of the Company's agreements with Delta and United).

        Passenger Load Factor.    Passenger load factor increased to 68.7% for the year ended December 31, 2002, from 61.1% for the year ended December 31, 2001. The increase in load factor was due primarily to the further development of relationships with United and Delta whereby SkyWest experienced higher than average load factors as the Company added CRJ200s in its new markets. The increase was also due, in part, to refinements in flight schedules made by the Company's major partners.

        Total Airline Expenses Excluding Fuel.    Total airline expenses for the year ended December 31, 2002, excluding fuel charges (which are reimbursable by the Company's major partners), increased approximately 20.8% from the same period in 2001. The increase was primarily a result of a 53.5% increase in ASMs due to the respective growth in the CRJ200 fleet year-over-year. Total operating expenses for the year ended December 31, 2002 increased at a lower rate than ASMs.  The primary reason for the lower rate of increase was the increased stage lengths flown by CRJ200s and the aggressive cost reduction initiatives implemented by the Company during the year ended December 31, 2001.

        Operating and Interest Expenses.    Operating expenses and interest increased 22.8% to $658.5 million for the year ended December 31, 2002, compared to $536.3 million for the year ended December 31, 2001. The increase in total operating expenses and interest was due principally to the growth in size of the Company's CRJ200 fleet. As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 85.0% for the year ended December 31, 2002, from 89.1% for the year ended December 31, 2001, primarily as a result of economic efficiency realized from the deliveries of new CRJ200s. The Company's CRJ200s are less expensive to operate on an ASM basis than EMB120s. Airline operating cost per ASM (including interest expense) decreased 20.1% to 15.1¢ for the year December 31, 2002, from 18.9¢ for the year ended December 31, 2001. The decrease was primarily due to the increased capacity of the CRJ200s, which are less expensive to operate on a per-ASM basis than EMB120s.

        The following tables set forth information regarding the Company's operating expense components for the years ended December 31, 2002 and 2001. Operating expenses are expressed as a percentage of operating revenues. Individual operating and interest expense components are also expressed as cents per ASM.

	Year ended December 31,
	2002			2001
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$200,715	25.9	4.6	$167,590	27.8	5.9
Aircraft costs	160,853	20.8	3.7	118,072	19.6	4.2
Maintenance	54,041	7.0	1.2	63,242	10.5	2.2
Fuel	97,899	12.6	2.2	72,202	12.0	2.6
Other airline expenses	142,822	18.4	3.3	123,376	20.5	4.3
US government assistance	(1,438)	(0.2)	0.0	(8,181)	(1.4)	(0.3)
Interest	3,611	0.5	0.1	—	0.0	0.0

Total airline expenses	$658,503		15.1	$536,301		18.9

        The cost per ASM for salaries, wages and employee benefits decreased to 4.6¢ for the year ended December 31, 2002, compared to 5.9¢ for the year ended December 31, 2001. The decrease was primarily the result of the increase in stage lengths flown by CRJ200s. The average number of full-time equivalent employees increased 7.5% to 5,079 for the year ended December 31, 2002, from 4,726 for the year ended December 31, 2001. The increase in number of employees was due in large part, to the addition of personnel required for SkyWest's current and anticipated expansion.

        The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.7¢ for the year ended December 31, 2002, from 4.2¢ for the year ended December 31, 2001. The decrease in cost-per-ASM was primarily due to the increase in the number of CRJ200s that were added to the fleet during the twelve months ended December 31, 2002, resulting in an increase in stage lengths year-over-year.

        The cost per ASM for maintenance expense decreased to 1.2¢ for the year ended December 31, 2002, compared to 2.2¢ for the year ended December 31, 2001. The decrease in cost per ASM was primarily due to the greater stage lengths flown by the CRJ200s, a higher mix of new aircraft within the fleet and the favorable timing of certain maintenance-related events. Under the Company's United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on its CRJ200 engines as it incurred. As a result, during the year ended December 31, 2002, the Company collected and recorded as revenue, approximately $5.9 million (pretax) under the United Express

Agreement, with no corresponding offset for regional jet engine maintenance overhauls since none were incurred.

        The cost per ASM for fuel decreased to 2.2¢ for the year ended December 31, 2002, from 2.6¢ for the year ended December 31, 2001. This decrease was primarily due to the average price of fuel decreasing 5.8% per gallon, to $0.97 as of December 31, 2002, from $1.03 as of December 31, 2001. Pursuant to the terms of the Company's agreements with its major partners, substantially all fuel costs are reimbursed by the Company's major partners.

        The cost per ASM of other expenses, primarily consisting of commissions, landing fees, station rentals, computer reservation system fees and hull and liability insurance decreased 23.3% to 3.3¢ for the year ended December 31, 2002, from 4.3¢ for the year ended December 31, 2001. The decrease in cost per ASM was primarily due to the increase in the number of CRJ200s that have been added to SkyWest's fleet and the Company taking advantage of a government program related to war-risk liability and hull insurance coverage whereby the Company's liability insurance premiums decreased substantially.

        Interest expense increased to approximately $3.6 million during the year ended December 31, 2002. The increase in interest expense was due primarily to the decrease in the amount of interest available for capitalization in 2002. All interest expense was capitalized during the year ended December 31, 2001.

Liquidity and Capital Resources

        The Company had working capital of $518.4 million and a current ratio of 4.4:1 at December 31, 2003, compared to working capital of $391.8 million and a current ratio of 4.2:1 at December 31, 2002. The principal sources of funds during the year ended December 31, 2003 were $625.1 million of proceeds from the issuance of long-term debt, $157.7 million provided by operating activities, $33.7 million in proceeds from the sale-lease back of CRJ200s and $6.8 million from the sale of common stock in connection with the exercise of stock options under the Company's stock option plans and the Company's Employee Stock Purchase Plan. During the year ended December 31, 2003, the Company invested $732.9 million in flight equipment, $63.1 million in marketable securities, $8.1 million in other assets and $7.5 million in buildings and ground equipment. The Company made principal payments on long-term debt of $25.7 million and paid $4.6 million in cash dividends. These factors resulted in a $18.6 million decrease in cash and cash equivalents during the year ended December 31, 2003.

        The Company's position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $358.8 million at December 31, 2003, compared to $294.5 million at December 31, 2002. The increase in marketable securities was due primarily to the Company's successful completion of aircraft financing transactions wherein the Company entered into long-term, third-party, US leveraged lease transactions or long-term debt transactions and reduced its net investment in previous aircraft acquisitions. At December 31, 2003, the Company's total capital mix was 60.5% equity and 39.5% debt, compared to 83.6% equity and 16.4% debt at December 31, 2002. The change in the total capital mix during 2003 reflected the Company's incurrence of approximately $372.8 million of debt financing related to CRJ200s acquired by the Company during 2003. The financing agreements associated with the new CRJ200s permit the Company to refinance the debt into long-term lease agreements with third-party lessors. Accordingly the interim financing has been classified as long-term debt in the accompanying financial statements.

        The Company expended approximately $67.2 million for aircraft related capital expenditures during the year ended December 31, 2003. These expenditures consisted primarily of $20.5 million for rotable spares, $18.6 million for engine overhauls, $12.5 million for aircraft improvements, and $15.6 million for buildings, ground equipment and other assets.

        The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 3.75% at December 31, 2003. The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

        During the fourth quarter of 2003, the Company classified $9.2 million of cash as restricted cash on the consolidated balance sheets as required by the Company's workers compensation policy.

Significant Commitments and Obligations

        The following table summarizes SkyWest's commitments and obligations as of December 31, 2003, for each of the next five years and thereafter (in thousands):

	Total	2004	2005	2006	2007	2008	Thereafter
Firm aircraft commitments	$750,000	$375,000	$375,000	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	1,705,526	148,932	146,267	155,568	148,091	146,369	960,299
Principal maturities on long-term debt(1)	493,650	30,877	30,859	28,170	29,015	29,981	344,748

Total commitments and obligations	$2,949,176	$554,809	$552,126	$183,738	$177,106	$176,350	$1,305,047

(1)
Principal maturities on long-term debt exclude interest payments.

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations. The Company presently anticipates that it will begin taking delivery of these aircraft in January 2004 and continue through May 2005. The Company's firm aircraft orders, as of December 31, 2003, consisted of orders for 30, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $375 million through 2004 and $375 million through 2005. The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

        The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's consolidated balance sheets. Although some of the Company's aircraft lease arrangements are variable interest entities as defined by FASB Interpretation No. 46, Consolidation of Variable Interest Entities, or FIN 46, management believes none require consolidation in the Company's financial statements. The lease agreements do not contain any guarantees of the debt underlying the lease or fixed price purchase options or residual value guarantees. At December 31, 2003, the Company has 134 aircraft under lease with remaining terms ranging from one to 16 years. Future minimum lease payments due under all long-term operating leases were approximately $1.7 billion at December 31, 2003. At a 7.0% discount factor, the present value of these lease obligations would have been equal to approximately $1.1 billion at December 31, 2003.

        As part of the Company's leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

        The Company's total long-term debt at December 31, 2003 was $493.7 million, of which $485.4 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.3 million related to the construction of the Company's new corporate office building. Certain amounts related to the

EMB120s are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduced the stated interest rates to an average effective rate of approximately 4.0% on $9.5 million of the Company's long-term debt at December 31, 2003. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the EMB120 aircraft of $18.2 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at December 31, 2003. The average effective rate on the debt related to the CRJ200 aircraft of $457.7 million was 3.8% at December 31, 2003, and is not subject to subsidy payments.

Off Balance Sheet Arrangements

        The Company typically enters into third party long-term operating leases with regards to aircraft purchases. As a result, these long-term leases are not included in the Company's consolidated balance sheet. These obligations are summarized in the table set forth in the preceding section of this Report entitled "Significant Commitments and Obligations" and described in further detail in that section.

Seasonality

        The Company's results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. SkyWest's operations are somewhat favorably affected by increased travel on its prorate routes, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

New Accounting Standard:

        In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. It is management's belief that the majority of the Company's leased aircraft is owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these lessors or any other entities in applying FIN 46. Management believes that the Company's maximum exposure under these leases is the remaining lease payments, which are reflected in the future minimum lease payments table in Note 4 to the Company's Consolidated Financial Statements as of December 31, 2003.

        As discussed in Note 1 to the Company's Consolidated Financial Statements as of December 31, 2003, the Company entered into an agreement with United on September 10, 2003, whereby the Company is reimbursed based on block hours, departures and certain pass-through costs, plus an amount per aircraft. This arrangement is designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the United agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the year since the date of inception of the new agreement was $44.2 million and has been included in passenger revenue on the Company's statements of income.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, the Company has not experienced difficulties with fuel availability and expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Effective January 1, 2002, the Company's contracts with its major partners obligate its major partners to bear the majority of the economic risk of fuel price fluctuations. As such, during the terms of those contracts the Company anticipates that its results from operations will not be directly affected by fuel price volatility.

Interest Rates

        The Company's financial condition and results of operations are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. However, the Company would also receive higher amounts of interest income on its cash and securities held at the time. At December 31, 2003, the Company had variable rate notes representing 77.4% of its total long-term debt compared with 10.7% of its total long-term debt at December 31, 2002. For illustrative purposes only, the impact of market risk is estimated using a hypothetical increase in interest rates of one percentage point for both the Company's variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $2,500,000 in interest expense and received $4,410,000 in additional interest income for the year ended December 31, 2003, and an additional $160,000 in interest expense and received $3,565,000 in additional interest income for the year ended December 31, 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
SkyWest, Inc.:

        We have audited the accompanying consolidated balance sheet of SkyWest, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 9, 2004

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
SkyWest, Inc.:

        We have audited the accompanying consolidated balance sheet of SkyWest, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2002. In connection with our audits of the consolidated financial statements, we also have audited the accompanying 2002 and 2001 financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SkyWest, Inc. and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for each of the years in the two-year period ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for CRJ200 engine overhaul costs from the accrual method to the direct expense method in 2002.

/s/ KPMG LLP

Salt Lake City, Utah
March 27, 2003

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2003	December 31, 2002
CURRENT ASSETS:
Cash and cash equivalents	$112,407	$130,960
Marketable securities	358,827	294,464
Restricted cash	9,160	—
Income tax receivable	62,908	—
Receivables, net	12,192	26,341
Inventories	26,080	27,033
Prepaid aircraft rents	52,958	20,376
Other current assets	35,836	14,059

Total current assets	670,368	513,233

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	968,581	471,033
Deposits on aircraft	58,500	111,351
Buildings and ground equipment	81,351	77,206

	1,108,432	659,590
Less-accumulated depreciation and amortization	(264,514)	(203,592)

Total property and equipment, net	843,918	455,998

MAINTENANCE CONTRACT ASSET	—	22,794
OTHER ASSETS	14,924	7,359

Total assets	$1,529,210	$999,384

See accompanying notes to consolidated financial statements.

	December 31, 2003	December 31, 2002
CURRENT LIABILITIES:
Current maturities of long-term debt	$30,877	$12,532
Accounts payable	46,458	39,591
Accrued salaries, wages and benefits	27,071	26,744
Accrued aircraft rents	28,471	28,297
Taxes other than income taxes	5,572	5,021
Other current liabilities	13,510	9,203

Total current liabilities	151,959	121,388

LONG-TERM DEBT, net of current maturities	462,773	125,379

DEFERRED INCOME TAXES PAYABLE	154,906	63,379

DEFERRED AIRCRAFT CREDITS	50,509	27,758

MAINTENANCE CONTRACT LIABILITY	—	22,794
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 63,892,066 and 63,334,901 shares issued, respectively	327,028	320,085
Retained earnings	402,469	340,308
Treasury stock, at cost, 5,898,400 shares	(20,285)	(20,285)
Accumulated other comprehensive loss (Note 1)	(149)	(1,422)

Total Stockholders' Equity	709,063	638,686

Total liabilities and stockholders' equity	$1,529,210	$999,384

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001
OPERATING REVENUES:
Passenger	$882,062	$769,427	$595,985
Freight and other	5,964	5,020	5,880

Total operating revenues	888,026	774,447	601,865

OPERATING EXPENSES:
Flying operations	417,801	330,198	252,346
Customer service	139,125	123,453	97,827
Maintenance	83,829	82,786	87,577
Depreciation and amortization	74,419	57,535	45,888
Promotion and sales	13,572	16,871	25,747
General and administrative	50,800	45,487	35,097
US Government airline assistance	—	(1,438)	(8,181)

Total operating expenses	779,546	654,892	536,301
OPERATING INCOME	108,480	119,555	65,564
OTHER INCOME (EXPENSE):
Interest income	10,492	12,383	17,249
Interest expense	(9,891)	(3,611)	—
Gain on sale of property and equipment	406	—	—

Total other income, net	1,007	8,772	17,249
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	109,487	128,327	82,813
PROVISION FOR INCOME TAXES	42,700	50,050	32,297

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	66,787	78,277	50,516
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX OF $5,494	—	8,589	—

NET INCOME	$66,787	$86,866	$50,516

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.16	$1.37	$0.90
Cumulative effect of change in accounting principle, net of tax	—	0.15	—

Basic earnings per share	$1.16	$1.52	$0.90
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.15	$1.36	$0.88
Cumulative effect of change in accounting principle, net of tax	—	0.15	—

Diluted earnings per share	$1.15	$1.51	$0.88

Weighted average common shares:
Basic	57,745	57,229	56,365
Diluted	58,127	57,551	57,237

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Common Stock			Treasury Stock
			Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2000	61,686	$294,187	$212,026	(5,898)	$(20,285)	$(975)	$484,953

Comprehensive income:
Net income	—	—	50,516	—	—	—	50,516
Net unrealized depreciation on marketable securities net of tax of $393	—	—	—	—	—	(615)	(615)

Total comprehensive income	—	—	—	—	—	—	49,901
Exercise of common stock options	875	6,750	—	—	—	—	6,750
Sale of common stock under employee stock purchase plan	163	3,170	—	—	—	—	3,170
Tax benefit from exercise of common stock options	—	5,584	—	—	—	—	5,584
Cash dividends declared ($0.08 per share)	—	—	(4,518)	—	—	—	(4,518)

Balance at December 31, 2001	62,724	309,691	258,024	(5,898)	(20,285)	(1,590)	545,840
Comprehensive income:
Net income	—	—	86,866	—	—	—	86,866
Net unrealized appreciation on marketable securities net of tax of $107	—	—	—	—	—	168	168

Total comprehensive income	—	—	—	—	—	—	87,034
Exercise of common stock options	397	4,438	—	—	—	—	4,438
Sale of common stock under employee stock purchase plan	214	4,431	—	—	—	—	4,431
Tax benefit from exercise of common stock options	—	1,525	—	—	—	—	1,525
Cash dividends declared ($0.08 per share)	—	—	(4,582)	—	—	—	(4,582)

Balance at December 31, 2002	63,335	320,085	340,308	(5,898)	(20,285)	(1,422)	638,686
Comprehensive income:
Net income	—	—	66,787	—	—	—	66,787
Net unrealized appreciation on marketable securities net of tax of $813	—	—	—	—	—	1,273	1,273

Total comprehensive income	—	—	—	—	—	—	68,060
Exercise of common stock options	24	309	—	—	—	—	309
Sale of common stock under employee stock purchase plan	533	6,505	—	—	—	—	6,505
Tax benefit from exercise of common stock options	—	129	—	—	—	—	129
Cash dividends declared ($0.08 per share)	—	—	(4,626)	—	—	—	(4,626)

Balance at December 31, 2003	63,892	$327,028	$402,469	(5,898)	$(20,285)	$(149)	$709,063

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66,787	$86,866	$50,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,419	57,535	45,888
Maintenance expense related to disposition of rotable spares	834	1,379	1,947
Gain on sale of property and equipment	406	—	—
Increase (decrease) in allowance for doubtful accounts	(664)	661	5
Increase in deferred income taxes	91,085	22,206	6,948
Tax benefit from exercise of common stock options	129	1,525	5,584
Deferred aircraft credits, net of accretion	22,751	10,903	15,127
Changes in operating assets and liabilities:
Increase in restricted cash	(9,160)	—	—
Decrease (increase) in receivables	14,813	(6,890)	3,091
Increase in income tax receivable	(62,908)	—	—
Decrease (increase) in inventories	953	(3,750)	(4,301)
Increase in other current assets and prepaid aircraft rents	(53,917)	(1,988)	(5,820)
Increase in accounts payable and accrued aircraft rents	5,641	3,313	12,783
(Decrease) increase in engine overhaul accrual	—	(14,081)	1,091
Increase in other current liabilities	6,574	16,024	17,932

NET CASH PROVIDED BY OPERATING ACTIVITIES	157,743	173,703	150,791

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities, net of sales	(63,090)	(26,273)	(41,590)
Acquisition of property and equipment:
Aircraft and rotable spares	(694,906)	(82,759)	(125,940)
Deposits on aircraft	(38,069)	—	(39,679)
Buildings and ground equipment	(7,531)	(11,760)	(34,309)
Proceeds from sales of property and equipment	—	—	517
Return of deposits on aircraft and rotable spares	—	4,541	22,297
Increase in other assets	(8,094)	(4,341)	(920)

NET CASH USED IN INVESTING ACTIVITIES	(811,690)	(120,592)	(219,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	625,114	24,806	50,086
Proceeds from sales leaseback transactions	33,731	18,785	—
Principal payments on long-term debt	(25,650)	(12,734)	(10,173)
Net proceeds from issuance of common stock	6,814	8,869	9,920
Payment of cash dividends	(4,615)	(4,569)	(4,498)

NET CASH PROVIDED BY FINANCING ACTIVITIES	635,394	35,157	45,335

(Decrease) increase in cash and cash equivalents	(18,553)	88,268	(23,498)
Cash and cash equivalents at beginning of year	130,960	42,692	66,190

CASH AND CASH EQUIVALENTS AT END OF YEAR	$112,407	$130,960	$42,692

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$13,761	$2,205	$—
Income taxes	$11,188	$24,390	$17,951
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$90,920	$—	$—
Debt transferred to operating lease	$243,725	$—	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(1) Nature of Operations and Summary of Significant Accounting Policies

        The Company, through its wholly owned subsidiary, SkyWest, operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,100 daily departures to 105 cities in 26 states and three Canadian provinces. SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its United Agreement to provide service in Portland, Seattle/Tacoma, San Francisco and in additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. Today, SkyWest operates as the Delta Connection in Salt Lake City and Dallas/Fort Worth, as United Express in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest and as Continental Connection in Houston. SkyWest believes that its success in attracting multiple relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet. As of December 31, 2003, 51% of SkyWest's capacity operated under the Delta code, 47% operated under the United code and 2% operated under the Continental code. As of December 31, 2003, SkyWest operated a fleet of 76 EMB120s and 109 CRJ200.

Basis of Presentation

        Our consolidated financial statements include the accounts of SkyWest Inc., and SkyWest Airlines, Inc. and (collectively "we" or the "Company") with all inter-company transactions and balances having been eliminated.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. During the fourth quarter of 2003, the Company classified $9.2 million of cash as restricted cash as required by the Company's workers compensation policy and is classified as restricted cash in the consolidated balance sheets.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company's position in marketable securities as of December 31, 2003 and 2002 was as follows (in thousands):

	2003		2002
Investment Types
	Cost	Market Value	Cost	Market Value
Commercial paper	$15,318	$15,318	$10,019	$10,019
Bond funds	262,790	262,345	232,891	230,858
Corporate notes	59,984	60,117	35,597	35,439
Asset backed securities	20,395	20,390	18,288	18,148
Other	584	657	—	—

	359,071	358,827	296,795	294,464
Unrealized depreciation	(244)	—	(2,331)	—

Total	$358,827	$358,827	$294,464	$294,464

        Marketable securities had the following maturities as of December 31, 2003 (in thousands):

Maturities	Amount
Year 2004	$197,111
Years 2005 through 2008	83,338
Years 2009 through 2013	21,384
Thereafter	56,994

        The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An allowance for obsolescence is provided over the remaining estimated useful life of the related aircraft, plus allowances for spare parts currently identified as excess to reduce the carrying costs to net realizable value. These allowances are based on management estimates, which are subject to change.

Property and Equipment

        Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Residual Value
Aircraft	14-18 years	25-30%
Rotable spares	5 years	0%
Ground equipment	5-7 years	0%
Office equipment	5-7 years	0%
Leasehold improvements	15 years	0%
Buildings	20-39.5 years	0%

Impairment of Long Lived Assets

        As of December 31, 2003, the Company had $742.8 million of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment upon certain triggering events, such as a reduction to fleet lives, at each balance sheet date that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company records an impairment charge if the net book value of the assets being assessed exceeds future undiscounted net cash flows of such assets and the net book value of such assets exceed their fair value. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. During 2001, the Company recorded a $3.4 million write-off of unamortized engine overhauls as a result of United reducing its flight schedule after the September 11, 2001 terrorist attacks.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest costs of approximately $5,084,000, $7,041,000, and $5,185,000, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company's historical maintenance accounting policy for engine overhaul costs has included a combination of accruing for overhaul costs on a per-flight-hour basis at rates estimated to be sufficient to cover the overhauls (the accrual method) and capitalizing the cost of engine overhauls and expensing the capitalized cost over the estimated useful life of the overhaul (the deferral method). Through December 31, 2001, the Company used the deferral method of accounting for EMB120 engines and was using the accrual method for CRJ200 engines. As discussed below, during the quarter ended March 31, 2002, the Company elected to change its method of accounting for CRJ200 engine overhauls to expensing overhaul maintenance events as incurred (the direct-expense method). The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Effective August 1, 2001, the Company and GE Engine Services, Inc. ("GE") executed a sixteen-year engine services agreement (the "Services Agreement") covering the scheduled and unscheduled repair of CRJ200 engines. Under the terms of the Services Agreement, the Company agreed to pay GE a fixed rate per-engine-hour, payable monthly, and GE assumed the responsibility to overhaul the Company's CRJ200 engines as required during the term of the Services Agreement, subject to certain exclusions. The Company accounted for all CRJ200 engine overhaul costs through December 31, 2001 under the accrual method using an estimated hourly accrual rate through August 1,

2001, and then for the period from August 1, 2001 through December 31, 2001, using the fixed rate per-engine-hour pursuant to the Services Agreement.

        In response to changing market conditions, the Company and one of its major partners agreed to modify the method of reimbursement for CRJ200 engine overhaul costs under their contract flying arrangement beginning in 2002 from reimbursement based on contract flights to reimbursement based on actual engine overhaul costs at the maintenance event. In April 2002, the Company and GE signed a letter agreement (the "Letter Agreement") amending the Services Agreement in response to the change with the Company's major partner. Pursuant to the Letter Agreement, payments under the Services Agreement were modified from the per-engine-hour basis, payable monthly, to a time and materials basis, payable at the maintenance event. The revised payment schedule extended through December 31, 2002, at which time monthly payments were to resume on the fixed rate per-engine-hour, as adjusted for the difference in the actual payments made under the Letter Agreement during 2002 as compared to the payments that would have been made under the Services Agreement during 2002. As discussed below, on March 14, 2003, the Services Agreement was further amended.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on the Letter Agreement, the Company elected to change from the accrual method to the direct-expense method for CRJ200 engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, effective January 1, 2002, the Company reversed its engine overhaul accrual that totaled $14,081,000 by recording a cumulative effect of change in accounting principle of $8,589,000 (net of income taxes of $5,492,000).

        The following table summarizes the pro forma impact as if the change in accounting principle was made retroactively to January 1, 2001 (in thousands):

Year Ended December 31, 2001:	Historical	Pro Forma
Operating expenses	$536,301	$532,788
Operating income	65,564	69,077
Net income	50,516	52,659
Net income per common share:
Basic	$0.90	$0.93
Diluted	0.88	0.92

        The Letter Agreement did not relieve the Company from the fixed rate per-engine-hour obligation under the Services Agreement and, therefore, a maintenance contract liability to GE of $22.8 million based on the fixed rate per-engine-hour, was recorded in the accompanying December 31, 2002 balance sheet with a corresponding deferred maintenance asset of $22.8 million. The deferred maintenance asset was recorded since under the "expense method" the Company does not record maintenance expense until the actual maintenance event occurs.

        On December 31, 2002, the Company and GE agreed to further modify the Services Agreement in accordance with the terms and conditions of a Memorandum of Understanding (the "MOU"). The MOU stipulated that the Company would pay for services performed by GE at a rate based upon time and materials as opposed to the fixed rate per-engine-hour as stipulated in the Services Agreement and as modified for 2002 in the Letter Agreement. Further, the MOU provides that payments made by the

Company for services completed since the effective date of the Services Agreement (August 1, 2002) shall be considered to be in satisfaction of all amounts owed by the Company for work performed under the Services Agreement as of December 31, 2002. On March 14, 2003, the Company and GE amended the Services Agreement in accordance with the terms outlined in the MOU and eliminated the contract liability of $22.8 recorded in the accompanying December 31, 2002 balance sheet along with the corresponding deferred maintenance asset of $22.8 million.

Passenger and Freight Revenues

        Passenger and freight revenues are recognized when service is provided. Under the Company's contract and prorate flying agreements with Delta, United and Continental revenue is considered earned when the flight is completed.

        The Company's flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 1998. During 2003, the Company was compensated on a fee-per-completed-block hour basis plus true-ups for fuel costs as this is a pass-through cost pursuant to the ten-year agreement. Effective August 1, 2003, all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to "prorate flying". Under prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

        On September 10, 2003, the Company announced it had completed negotiations, and signed the "United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. Subsequently, the United Express Agreement received all the necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union, the Airline Pilot Association. Under the terms of the United Express Agreement, the Company will be reimbursed primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and true-ups for fuel costs and property taxes as these are pass through costs pursuant to the Agreement similar in structure to the previous agreement between the parties.

        The Company entered into an agreement with United on September 10, 2003 whereby the Company is reimbursed under a fixed rate per block-hour plus an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), the Company has concluded that a component of its revenue under the agreement discussed above is rental income, inasmuch as the agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income during the year was $44.2 million and has been included in passenger revenue on the Company's statements of income.

        On April 3, 2003, the Company signed a new agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003. The Company's Continental Connection operations are currently conducted using the Company's EMB120s and EMB120s leased from Continental. The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus a minimal amount if minimal load factors aren't experienced.

        The agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained. The Company's revenues could be impacted by a number of factors, including changes to the agreements, the annual negotiations and the Company's ability to earn incentive payments contemplated under the agreements.

        In the event that the Company's contractual rates have not been finalized at quarterly and or annual report dates, the Company records revenues based on a prior period's approved rates, adjusted to reflect management's current estimate of the results of these negotiations. If the contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

        The Company's results of operations included a positive pretax amount of $5.9 million, or $0.10 per diluted share, resulting from adjustments made to reflect the Company's actual operating results from flights under the United Express Agreement, which were more favorable to the Company than the rates and expenses estimated by the Company prior to the execution of the United Express Agreement.

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

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the years ended December 31, 2003 and 2002, 2,735,000 and, 2,790,000 options were excluded from the computation of Diluted EPS respectively.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Numerator for earnings per-share before cumulative effect of accounting change	$66,787	$78,277	$50,516
Denominator:
Denominator for basic earnings per-share weighted average shares	57,745	57,229	56,365
Denominator for diluted earnings per-share weighted average shares	58,127	57,551	57,237
Basic earnings per-share before cumulative effect of accounting change	1.16	1.37	0.90
Diluted earnings per-share before cumulative effect of accounting change	1.15	1.36	0.88

Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement which is described more fully in note 5. The Company did not have any stock-based compensation for the years ended December 31, 2003, 2002 and 2001.

        The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	Year Ended December 31,
	2003	2002	2001
Net income:
As reported	$66,787	$86,866	$50,516
Pro forma	$59,108	$78,454	$46,114
Net income per common share:
Diluted as reported	$1.15	$1.51	$0.88
Diluted pro forma	$1.02	$1.36	$0.81
Basic as reported	$1.16	$1.52	$0.90
Basic pro forma	$1.02	$1.37	$0.82

Comprehensive Income

        The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders' equity that is not the results of transactions with shareholders. As of December 31, 2003 and 2002, accumulated other comprehensive loss includes adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $1,273,000, $168,000, and ($615,000), net of income taxes, on marketable securities for the years ended December 31, 2003, 2002, and 2001 respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $414,369,000 as of December 31, 2003, as compared to the carrying amount of $493,650,000. The Company's fair value of long-term debt as of December 31, 2002 was $132,603,000 as compared to the carrying amount of $137,911,000.

        Statement of Financial Accounting Standards SFAS ("No. 133"), "Accounting for Derivative Instruments and Certain Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and related interpretations require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        The Company has an interest rate swap agreement to manage its exposure on the debt instrument related to the Company's headquarters. The Company's policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company's derivative instruments are recognized as other current liabilities in the accompanying balance sheet. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $900,000 and $1,125,000 liability at December 31, 2003 and 2002 respectively, in the accompanying consolidated balance sheets. The Company decreased interest expense by $225,000 during the year ended December 31, 2003 and increased interest expense by $1,125,000 for the year ended December 31, 2002 in accordance with the interest swap agreement.

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

New Accounting Standard:

        In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. It is management's belief that the majority of the Company's leased aircraft is owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these lessors or any other entities in applying FIN 46. Management believes that the Company's maximum exposure under these leases is the remaining lease payments, which are reflected in the future minimum lease payments table in Note 4 to the Company's Consolidated Financial Statements as of December 31, 2003.

(2) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2003 and 2002 (in thousands):

	2003	2002
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% at December 31, 2003 through 2019, secured by aircraft	$120,330	$—
Notes payable to banks, due in semi-annual installments plus interest at 6.09% through 2020, secured by aircraft	103,350
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% at December 31, 2003 through 2019, secured by aircraft	85,168	—
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	61,206	63,722
Notes payable to banks, due in quarterly installments plus Interest based on three-month LIBOR plus 0.75% at December 31, 2003 through 2019, secured by aircraft	59,424	—
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing Program, through 2011, secured by aircraft	18,160	20,339
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	14,298	15,080
Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR plus 0.60% at December 31, 2003 through 2016, secured by aircraft	13,876	14,482
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	8,319	8,772
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	7,528	11,490
Other notes payable, secured by aircraft	1,991	4,026

	493,650	137,911
Less current maturities	(30,877)	(12,532)

	$462,773	$125,379

        At December 31, 2003, the three-month and six-month LIBOR rates were 1.157% and 1.219%, respectively.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2003 were as follows (in thousands):

Year ending December 31,
2004	$30,877
2005	30,859
2006	28,170
2007	29,015
2008	29,981
Thereafter	344,748

$493,650

        The Company's total long-term debt at December 31, 2003 was $493.7 million, of which $485.4 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.3 million related to the construction of the Company's new corporate office building. Certain amounts related to the EMB120s are supported by continuing subsidy payments through the export support program of the Federative Republic of Brazil. The subsidy payments reduced the stated interest rates to an average effective rate of approximately 4.0% on $9.5 million of the Company's long-term debt at December 31, 2003. The continuing subsidy payments are at risk to the Company if the Federative Republic of Brazil does not meet its obligations under the export support program. While the Company has no reason to believe, based on information currently available, that the Company will not continue to receive these subsidy payments from the Federative Republic of Brazil in the future, there can be no assurance that such a default will not occur. On the remaining long-term debt related to the EMB120 aircraft of $18.2 million, the lender has assumed the risk of the subsidy payments and the average effective rate on this debt was approximately 3.8% at December 31, 2003. The average effective rate on the debt related to the CRJ200 aircraft of $457.7 million was 3.8% at December 31, 2003, and is not subject to subsidy payments.

        As of December 31, 2003, the Company had available $10,000,000 in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 4.0%. The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $7,346,615 of letters of credit and no borrowings outstanding under this line of credit as of December 31, 2003. Additionally, the Company had $1,431,416 of letters of credit outstanding with another bank at December 31, 2003.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2003, the Company was in compliance with all debt covenants contained in its long-term debt agreements.

(3) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2003	2002	2001
Current tax provision:
Federal	$(46,230)	$29,029	$20,226
State	2,279	7,155	5,123

	(43,951)	36,184	25,349

Deferred tax provision:
Federal	82,968	17,651	4,088
State	3,683	1,707	2,860

	86,651	19,358	6,948

Provision for income taxes	$42,700	$55,542	$32,297

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2003	2001	2002
Computed "expected" provision for income taxes at the statutory rates	$38,320	$49,845	$28,985
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	4,338	6,133	3,729
Other, net	42	(436)	(417)

Provision for income taxes	$42,700	$55,542	$32,297

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2003	2002
Deferred tax assets:
Accrued benefits	$2,936	$2,555
Accrued reserves and other	4,318	4,257

Total deferred tax assets	7,254	6,812

Deferred tax liabilities:
Accelerated depreciation	(153,097)	(59,650)
Other	(1,809)	(3,729)

Total deferred tax liabilities	(154,906)	(63,379)

Net deferred tax liability	$(147,652)	$(56,567)

(4) Commitments and Contingencies

Lease Obligations

        The Company leases 134 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003 (in thousands):

Year ending December 31,
2004	$148,932
2005	146,267
2006	155,568
2007	148,091
2008	146,369
Thereafter	960,299

$1,705,526

        Total rental expense for non-cancelable aircraft operating leases was approximately $124,936,000, $103,318,000 and $72,841,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

        The above minimum rental payments do not include landing fees, which amounted to approximately $26,519,000, $19,739,000 and $14,877,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company self-insures a portion of its losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company's actual experience.

        Under certain contracts, the Company has agreed to indemnify certain parties against legal liability arising out of actions by other parties. The terms of these contracts range up to 20 years. Generally, the Company has liability insurance protecting the Company for the obligations it has undertaken relative to these indemnities.

Purchase Commitments and Options

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations. The Company presently anticipates that it will begin taking delivery of these aircraft in January 2004 and continue through May 2005. The Company's firm aircraft orders, as of December 31, 2003, consisted of orders for 30, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $375 million in 2004 and $375 million in 2005. The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2003, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company's financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

        The Company monitors the financial condition of its major partners and requires no collateral from its major partners or customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $59,000 and $723,000 as of December 31, 2003 and 2002, respectively. For the years ended December 31, 2003, 2002 and 2001, the Company's contractual relationships with Delta and United combined accounted for more than 98.4% of the Company's total revenues.

        As of December 31, 2003, the Company has demand deposits and money market accounts totaling $23,896,000 with Zions First National Bank and $872,000 with Wells Fargo Bank. These balances exceed the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

Government Compensation

        The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act. This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors. This new legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through December 31, 2003 and an extension of war risk liability and hull insurance coverage through August 2004. During the year ended December 31, 2003, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company's agreements with those partners. These amounts have been recorded as other current liabilities in the Company's consolidated balance sheet as of December 31, 2003.

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

Stock Options

        In August 2000, the Company's shareholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan (the "Executive Plan") and the 2001 Allshare Stock Option Plan (the "Allshare Plan"). Both plans became effective January 1, 2001. These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans (the "Prior Plans"); however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2003, there were approximately 1,468,000 options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 1,736,794 options had been issued as of December 31, 2003. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of which 1,500,000 options had been issued as of December 31, 2003. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model. The following table shows the assumptions used for grants in the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001
Expected annual dividend rate	0.76%	0.31%	0.31%
Risk-free interest rate	2.56%	3.91%	4.49%
Average expected life (years)	4	4	4
Expected volatility of common stock	0.603	0.584	0.585

        Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at beginning of year	3,679,925	$21.70	3,028,534	$18.66	2,864,434	$12.39
Granted	1,116,915	10.57	1,073,968	26.24	1,045,911	25.95
Exercised	(24,396)	11.97	(389,260)	11.15	(874,550)	7.72
Canceled	(82,322)	21.20	(33,317)	22.54	(7,261)	11.97

Outstanding at end of year	4,690,122	19.27	3,679,925	21.70	3,028,534	18.66

Weighted average fair value of options granted during the year		4.85		12.46		12.51

        The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3 to $15	1,889,098	7.4 years	$11.36	772,183	$12.47
$16 to $21	696,000	6.3 years	20.13	696,000	20.13
$22 to $26	2,105,024	7.8 years	26.10	—	—

$3 to $26	4,690,122	7.5 years	19.27	1,468,183	16.10

(6) Retirement Plan and Employee Stock Purchase Plan

Retirement Plan

        The Company sponsors the SkyWest Airlines Employee's Retirement Plan (the "Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the Plan were $7,845,000, $7,466,000 and $6,128,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

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

        The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2003	2002	2001
Number of share purchased.	324,680	214,131	162,922
Average price of shares purchased	$13.24	$20.76	$19.78

(7) Events of September 11, 2001

        On September 11, 2001, the FAA grounded all flights to, from, and within the United States as a result of the terrorist attacks on New York City, Washington D.C., and Pennsylvania. All airports were closed and did not reopen until September 13, 2001. When flights were permitted to resume, passenger traffic and yields were significantly lower than prior to the attacks. United reduced its flight schedule by approximately 20%. As a result, SkyWest began to reduce its EMB120s flown under the United code. During the year ended December 31, 2001, the Company terminated certain EMB120 leases early and recorded a $3.4 million write-off of unamortized engine overhauls and an accrual of $1.2 million for the remaining lease payments related to EMB120s parked as of December 31, 2001. To help compensate airlines for their losses, the U.S. government passed the Air Transportation Safety and System Stabilization Act (the "Stabilization Act"). Under the Stabilization Act, funds were made available to compensate air carriers for direct losses suffered as a result of any federal ground stop order and incremental losses beginning September 11, 2001, and ending December 31, 2001, resulting from the September 11, 2001, terrorist attacks on the United States. The Company has received approximately $12.6 million under the Act to partially compensate for losses directly resulting from the September 11, 2001 terrorist attacks as of December 31, 2002. During the years ended December 31, 2002 and 2001, the Company recognized approximately $1.4 million and $8.2 million, respectively, as a contra expense in the accompanying consolidated statements of income under the Act.

(8) Related-Party Transactions

        During the year ended December 31, 2001, Delta sold its ownership interest in the Company which consisted of approximately 6.2 million shares of common stock and represented approximately 11% of the outstanding common stock of the Company. The Company leases various terminal facilities from Delta and Delta provides certain services to the Company, including advertising, reservation and ground handling services. Expenses paid to Delta under these arrangements were $4,500, $75,000 and $8,924,000 during the years ended December 31, 2003, 2002 and 2001, respectively. United also provides services to the Company consisting of reservation, passenger and ground handling services. The Company paid $14,832,000, $10,602,000 and $8,884,000 to United for services during the years ended December 31, 2003, 2002 and 2001, respectively.

        The Company's President, Chairman and Chief Executive Officer, serves on the Board of Directors for Zion's Bancorporation ("Zion's") and the Utah State Board of Regents. The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion's, Zion's is an equity participant in leveraged leases on two CRJ200 and four EMB120 aircraft operated by the Company and Zion's provides investment administrative services to the Company for which the Company paid approximately $188,500 during the year ended December 31, 2003. The balance in the Zion's accounts as of December 31, 2003, was $23,896,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On March 31, 2003, the Company dismissed its independent auditors, KPMG LLP ("KPMG"), and, effective April 7, 2003, selected Ernst & Young LLP ("E&Y") to be its new independent auditors. The Company's actions were approved by the Audit Committee of its Board of Directors.

        KPMG was appointed as the Company's independent auditors on June 24, 2002. In connection with KPMG's review of the Company's consolidated financial statements as of and for the three and nine-month periods ended September 30, 2002, KPMG identified certain adjustments to the Company's accounting for CRJ200 engine overhaul costs and related agreements. SkyWest and KPMG initially disagreed as to the amount of the adjustments to be recorded in prior fiscal periods. Following discussions between the Company and KPMG, which discussions involved the Company's Board of Directors and its Audit and Finance Committee, those disagreements were ultimately resolved through a re-audit and restatement of the Company's consolidated financial statements as of and for the year ended December 31, 2001 and KPMG's issuance of their report with respect thereto. Additionally, the Company restated its consolidated financial statements as of and for the interim periods ended March 31 and June 30, 2002. There has been no subsequent disagreement between the Company and KPMG on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference to the subject matter of such disagreement in connection with its reports. The Company has authorized KPMG to respond fully to any inquiries of any successor accountant concerning the subject matter of such disagreements. There have occurred no reportable events as defined in Item 304(a)(1)(V) of Regulation S-K promulgated by the Securities and Exchange Commission.

        The audit reports of KPMG on the Company's consolidated financial statements for the fiscal years ended December 31, 2002 and 2001, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

          KPMG's report on the Company's consolidated financial statements as of and for the year ended December 31, 2001, contained a separate paragraph stating that "the Company has restated the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows and financial statement schedule for the year then ended, which consolidated financial statements and financial statement schedule were previously audited by other independent auditors who have ceased operations."

          KPMG's report on the Company's consolidated financial statements as of and for the year ended December 31, 2002 contained a separate paragraph stating that "the Company changed its method of accounting for CRJ engine overhaul costs from the accrual method to the direct expense method in 2002."

        During the two most recent fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through April 7, 2003, SkyWest did not consult with E&Y regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

        The Company provided a copy of the foregoing disclosures to KPMG in connection with the Company's filing of a Current Report on Form 8-K, dated April 7, 2003 (as amended on April 9, 2003). A copy of KPMG's letter (as required by Item 304 (a) (3) of Regulation S-K) was filed as Exhibit 16.1 to such Current Report.

ITEM 9A. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the preceding paragraph.

PART III

        Items 10, 11, 12, 13 and 14 in Part III are incorporated herein by reference to the Company's definitive proxy statement for its 2003 annual meeting of shareholders scheduled for May 4, 2004. The Company's definitive proxy statement will be filed with the Commission not later than 120 days after December 31, 2003, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Headings in Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	"Election of Directors" and "Executive Officers"
ITEM 11.	EXECUTIVE COMPENSATION	"Executive Compensation" and "Report of the Compensation Committee"
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	"Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management"
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	"Executive Compensation"
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	"Principal Accountant Fees and Services"

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)
Documents Filed:

        Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2003 and 2002, Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001, Consolidated Statements of Cashflows for the year ended December 31, 2003, 2002 and 2001, Consolidated Statements of Owners Equity for the years ended December 31, 2003, 2002 and 2001 and Notes to Consolidated Financial Statements.

  2.
  Financial Statement Schedule. The following consolidated financial statement schedule of the Company is included in Item 14(d) hereof.

  •
  Report of board of independent auditors on financial statement schedule

  •
  Schedule II—Valuation and qualifying accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)
Reports on Form 8-K.

        A Current Report on Form 8-K was filed on October 29, 2003, reporting the Company's financial and operating results for the quarter ended September 30, 2003.

(c)
Exhibits.

Number	Exhibit	Incorporated by Reference	Filed Herewith
3.1	Restated Articles of Incorporation	(1)
3.2	Amended By-Laws	(3)
4.1	Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)	(1)
4.2	Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)	(1)
10.1	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan.	(3)
10.2	Delta Connection Agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc.	(2)
10.3	United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998	(6)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(2)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(4)
10.6	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(5)
10.7	SkyWest, Inc. Executive Stock Incentive Plan	(7)

10.8	SkyWest, Inc. Allshare Stock Option Plan	(7)
10.9	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.10	United Express Agreement dated, 2003 between United Airlines, Inc. and SkyWest Airlines, Inc.	(9)
10.11	Supplement to Master Purchase Agreement Between Bombardier, and SkyWest Airlines, Inc.	(9)
23.1	Independent Auditors' Consent of Ernst & Young LLP		X
23.2	Independent Auditors' Consent of KPMG		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X

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

(7)
Incorporated by reference to Registrant's Form 10-Q filed on July 28, 2000.

(8)
Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.

(9)
Incorporated by reference to Registrant's Form 10Q filed on September 30, 2003

Report of Independent Auditors

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2003, and for the year ended December 31, 2003, and have issued our report thereon dated February 9, 2004 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 9, 2004

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2003, 2002 and 2001

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2003:
Allowance for inventory obsolescence	$480	$1,446	$—	$1,926
Allowance for doubtful accounts receivable	723	14	(678)	59

	$1,203	$1,460	$(678)	1,985

Year Ended December 31, 2002:
Engine overhaul accrual	$14,081	$—	$(14,081)	$—
Allowance for inventory obsolescence	480	—	—	480
Allowance for doubtful accounts receivable	63	690	(30)	723

	$14,624	$690	$(14,111)	$1,203

Year Ended December 31, 2001:
Engine overhaul accrual	$12,990	$18,863	$(17,772)	$14,081
Allowance for inventory obsolescence	480	—	—	480
Allowance for doubtful accounts receivable	58	36	(31)	63

	$13,528	$18,899	$(17,803)	$14,624

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report of Form 10-K for the year ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized, on March 9, 2004.

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

Names	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board, President and Chief Executive Officer	March 9, 2004
/s/ SIDNEY J. ATKIN Sidney J. Atkin	Vice Chairman of the Board And Director	March 9, 2004
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President, Chief Financial Officer And Treasurer (principal financial and accounting officer)	March 9, 2004
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	March 9, 2004
/s/ MERVYN K. COX Mervyn K. Cox	Director	March 9, 2004

/s/ IAN M. CUMMING Ian M. Cumming	Director	March 9, 2004
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Director	March 9, 2004
/s/ STEVE ALBRECHT W. Steve Albrecht	Director	March 9, 2004
/s/ HYRUM W. SMITH Hyrum W. Smith	Director	March 9, 2004
/s/ ROBERT G. SARVER Robert G. Sarver	Director	March 9, 2004