Form 10-K/A
period 2003-12-31
SKYWEST INC
filed 2004-03-16
CIK 793733

Use these links to rapidly review the document
SKYWEST, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 30, 2003 was approximately $1,012,806,926.

        As of March 8, 2004, there were 58,015,296 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies voted at the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Explanatory Note

        This Amendment No. 1 to Form 10-K/A (this "Amendment") is filed for the purpose of providing the aggregate market value of the common stock of SkyWest, Inc. held by non-affiliates on June 30, 2003 and the number of shares of SkyWest, Inc. common stock outstanding as of March 8, 2004, both as indicated on the cover page hereof. This Amendment sets forth revisions to the cover page, table of contents, page 3, Part IV and signature pages of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2004. This Amendment also includes updated Exhibits 31.1, 31.2, 32.1 and 32.2, as contemplated by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended. In all other respects, the text of this Amendment remains unchanged from the previously filed Annual Report on Form 10-K. All references in this Amendment to the Annual Report on Form 10-K shall refer to this Amendment.

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

(c)
Exhibits.

Number	Exhibit	Incorporated by Reference	Filed Herewith
3.1	Restated Articles of Incorporation	(1)
3.2	Amended By-Laws	(3)
4.1	Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)	(1)
4.2	Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)	(1)
10.1	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan.	(3)
10.2	Delta Connection Agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc.	(2)
10.3	United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998	(6)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(2)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(4)
10.6	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(5)
10.7	SkyWest, Inc. Executive Stock Incentive Plan	(7)

10.8	SkyWest, Inc. Allshare Stock Option Plan	(7)
10.9	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.10	United Express Agreement dated, 2003 between United Airlines, Inc. and SkyWest Airlines, Inc.	(9)
10.11	Supplement to Master Purchase Agreement Between Bombardier, and SkyWest Airlines, Inc.	(9)
21.1	Subsidiaries of the Registrant	(10)
23.1	Independent Auditors' Consent of Ernst & Young LLP		†
23.2	Independent Auditors' Consent of KPMG		†
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X

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

(7)
Incorporated by reference to Registrant's Form 10-Q filed on July 28, 2000.

(8)
Incorporated by reference to Registrant's Form 10-Q filed on February 13, 2001.

(9)
Incorporated by reference to Registrant's Form 10-Q filed on September 30, 2003

(10)
Incorporated by reference to Registrant's Form 10-K filed on June 29, 2001

†
Previously filed

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to Annual Report of Form 10-K/A for the year ended December 31, 2003, to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2004.

SKYWEST, INC.

By	/s/ JERRY C. ATKIN Jerry C. Atkin Chairman, President and Chief Executive Officer

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this amendment has been signed below by the following persons in the capacities and on the dates indicated.

Names	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board, President and Chief Executive Officer	March 16, 2004
/s/ SIDNEY J. ATKIN* Sidney J. Atkin	Vice Chairman of the Board And Director	March 16, 2004
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President, Chief Financial Officer And Treasurer (principal financial and accounting officer)	March 16, 2004
/s/ J. RALPH ATKIN* J. Ralph Atkin	Director	March 16, 2004
/s/ MERVYN K. COX* Mervyn K. Cox	Director	March 16, 2004
/s/ IAN M. CUMMING* Ian M. Cumming	Director	March 16, 2004
/s/ STEVEN F. UDVAR-HAZY* Steven F. Udvar-Hazy	Director	March 16, 2004

/s/ STEVE ALBRECHT* W. Steve Albrecht	Director	March 16, 2004
/s/ HYRUM W. SMITH* Hyrum W. Smith	Director	March 16, 2004
/s/ ROBERT G. SARVER* Robert G. Sarver	Director	March 16, 2004

*By:	/s/ BRADFORD R. RICH Bradford R. Rich Attorney-in-Fact