Form 10-Q
period 2004-03-31
SKYWEST INC
filed 2004-05-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes    ☒    No    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes    ☒    No    ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2004
Common stock, no par value	58,047,929

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  SkyWest, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” “likely” and similar expressions identify forward-looking statements.  All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date.  The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with fluctuations in the economy and the demand for air travel; bankruptcy proceedings involving United Airlines, Inc.; ongoing negotiations between the Company and its major partners regarding their contractual relationships; variations in market and economic conditions; employee relations and labor costs; the degree and nature of competition; SkyWest’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures; and other unanticipated factors.  Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company’s current expectations are contained in the Company’s filings with the Securities and Exchange Commission, including the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2004	December 31, 2003
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$61,682	$112,407
Marketable securities	385,243	358,827
Restricted cash	9,160	9,160
Income tax receivable	63,891	62,908
Receivables, net	17,749	12,192
Inventories	27,266	26,080
Prepaid aircraft rents	75,791	52,958
Other current assets	33,556	35,836
Total current assets	674,338	670,368

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,015,018	968,581
Deposits on aircraft	74,729	58,500
Buildings and ground equipment	89,408	81,351
	1,179,155	1,108,432
Less-accumulated depreciation and amortization	(278,749)	(264,514)
	900,406	843,918

OTHER ASSETS	16,527	14,924
Total assets	$1,591,271	$1,529,210

See notes to condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2004	December 31, 2003
	(unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$33,151	$30,877
Accounts payable	44,739	46,458
Accrued salaries, wages and benefits	25,485	27,071
Accrued aircraft rents	24,930	28,471
Taxes other than income taxes	6,832	5,572
Other current liabilities	17,005	13,510
Total current liabilities	152,142	151,959

LONG-TERM DEBT, less current maturities	490,924	462,773

DEFERRED INCOME TAXES PAYABLE	169,106	154,906

DEFERRED AIRCRAFT CREDITS	51,696	50,509

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized: none issued	—	—
Common stock	327,357	327,028
Retained earnings	420,099	402,469
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive income (loss)	232	(149)
Total stockholders’ equity	727,403	709,063
Total liabilities and stockholders’ equity	$1,591,271	$1,529,210

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Quarter ended March 31,
	2004	2003
Operating revenues:
Passenger	$250,655	$205,818
Ground handling and other	3,049	1,544
	253,704	207,362
Operating expenses:
Flying operations	119,691	104,847
Customer service	41,510	34,147
Maintenance	24,499	16,264
Depreciation and amortization	19,227	16,358
General and administrative	12,829	10,850
Promotion and sales	1,091	4,747
	218,847	187,213
Operating income	34,857	20,149
Other income (expense):
Interest income	1,896	2,919
Interest expense	(4,469)	(1,264)
	(2,573)	1,655
Income before income taxes	32,284	21,804
Provision for income taxes	12,914	8,504
Net income	$19,370	$13,300

Basic earnings per share	$0.33	$0.23
Diluted earnings per share	$0.33	$0.23
Weighted average common shares:
Basic	58,008	57,641
Diluted	58,633	57,649

Dividends declared per share	$0.03	$0.02

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Quarter ended March 31,
	2004	2003
NET CASH PROVIDED BY OPERATING ACTIVITIES	$23,034	$2,933

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases, sales and maturities of marketable securities, net	(26,035)	8,642
Acquisition of property and equipment:
Aircraft and rotable spares	(48,110)	(78,999)
Deposits on aircraft	(19,317)	(19,755)
Buildings and ground equipment	(8,057)	(322)
Increase in other assets	(1,834)	(2,355)
NET CASH USED IN INVESTING ACTIVITIES	(103,353)	(92,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	34,450	61,803
Principal payments on long-term debt	(4,025)	(2,691)
Payment of cash dividends	(1,160)	(1,149)
Proceeds from issuance of common stock	329	2,313
NET CASH PROVIDED BY FINANCING ACTIVITIES	29,594	60,276

Decrease in cash and cash equivalents	(50,725)	(29,580)
Cash and cash equivalents at beginning of period	112,407	130,960
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,682	$101,380

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$3,463	$1,167
Income taxes	$306	$1,583

NON-CASH INVESTING AND FINANCING ACTIVITIES
Aircraft and rotable spares acquired through interim financing	$—	$141,066
Deposits applied to delivered aircraft	$3,088	$30,018

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended March 31, 2004 and 2003: a risk-free interest rate of 2.75% for 2004 and 2.58% for 2003, a volatility factor of the expected common stock price of .422 for 2004 and .580 for 2003, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.6% for 2004 and 0.2% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the Quarter ended March 31,
	2004	2003

Net income:
As reported	$19,370	$13,300
Options expensed (net of taxes)	(1,709)	(1,958)
Pro forma	$17,661	$11,342
Net income per common share:
Diluted as reported	$0.33	$0.23
Diluted pro forma	$0.30	$0.20

Basic as reported	$0.33	$0.23
Basic pro forma	$0.30	$0.20

Note C — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company’s position in marketable securities as of March 31, 2004 and December 31, 2003 was as follows:

	March 31, 2004		December 31, 2003
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$15,291	$15,291	$15,318	$15,318
Bond funds	250,604	250,811	262,790	262,345
Corporate and other notes	98,339	98,437	59,984	60,117
Asset backed securities	20,628	20,704	20,395	20,390
Other	—	—	584	657
	384,862	385,243	359,071	358,827
Unrealized appreciation/(depreciation)	381	—	(244)	—
Total	$385,243	$385,243	$358,827	$358,827

Marketable securities had the following maturities as of March 31, 2004 (in thousands):

Maturities	Amount
Year 2004	$190,794
Years 2005 through 2006	52,037
Thereafter	142,412
$385,243

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within the next year.

Note D –Change in Accounting Estimates

During the first quarter of 2004, the Company changed its estimate of depreciable lives on rotable spares from five years to ten years and maintained the residual value of 0%.  The impact of this change, net of tax, would have decreased net income for the first quarter 2004 by $1,673,000, and decreased basic and diluted earnings-per-share by 0.03¢.

Note E — Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program.  The Company uses the direct expense method of accounting for its Canadair 50-seat Regional Jet (“CRJ200”) and 70-seat Regional Jet (“CRJ700”) engine overhauls where the expense is recorded when the overhaul event occurs.  The Company uses the “deferral method” of accounting for its 30-seat Embraer Brasilia EMB 120 (“EMB120”) engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine.  The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Note F — Passenger and Ground Handling Revenue

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”) and Continental Airlines, Inc. (“Continental”), revenue is considered earned when the flight is completed.

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 1998.  During the first quarter of 2004, the Company’s regional jet flying was compensated primarily on a fee-per-completed-block hour and departure basis plus reimbursements for fuel and other costs pursuant to the ten-year agreement.  Effective August 1, 2003, all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate flying.”  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding regarding rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the quarter ended March 31, 2004, have been recorded based on the conceptual understand.  The Company and Delta are currently negotiating a definitive agreement.  The Company anticipates that the agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.  Additionally, during the quarter, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company currently anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.

In September 2003, the Company entered into the “United Express Agreement”, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all the necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.   Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel costs and other costs pursuant to the Agreement.

The United Express Agreement also provides reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement during the quarter ended March 31, 2004 was $25.6 million and has been included in passenger revenue on the Company’s condensed consolidated statements of income.

On April 3, 2003, the Company signed a new agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s EMB120s and EMB120s leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren’t achieved.

The Company’s agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the agreements.

In the event that the Company’s contractual rates have not been finalized at quarterly and or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of these negotiations.  If the contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

Note G — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended March 31, 2004 and 2003, 3,864,000 and 3,564,000 options, respectively, were excluded from the computation of Diluted EPS.

The following table sets forth the computations of Basic and Diluted EPS for the periods indicated (in thousands, except per share data):

	Quarter ended March 31,
	2004	2003

Numerator
Net Income	$19,370	$13,300

Denominator
Weighted average number of common shares outstanding	58,008	57,641
Effect of outstanding stock options	625	8
Weighted average number of shares for diluted net income per common share	58,633	57,649

Basic earnings per share	$0.33	$0.23
Diluted earnings per share	$0.33	$0.23

Note H – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. As of March 31, 2004 and 2003, accumulated other comprehensive income (loss) included adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation of $381,000 and $139,000, net of income taxes, on marketable securities for the quarters ended March 31, 2004 and 2003, respectively. For the quarter ended March 31, 2004 and 2003, total comprehensive income was $19,751,000 and $13,439,000, respectively.  These adjustments have been reflected in the accompanying condensed consolidated balance sheets.

Note I – Long-term Debt

As of the dates set forth below, the Company’s long-term debt consisted of the following (in thousands):

	March 31, 2004	December 31 2003

Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% at March 31, 2004 through 2019, secured by aircraft	$120,330	$120,330
Notes payable to banks, due in semi-annual installments plus interest at 6.09% through 2020, secured by aircraft	102,511	103,350
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% at March 31, 2004 through 2019, secured by aircraft	85,168	85,168
Notes payable to banks, due in semi-annual installments plus Interest at 6.06% to 6.45% through 2018, secured by aircraft	60,567	61,206
Notes payable to banks, due in quarterly installments plus Interest based on three-month LIBOR plus 0.75% at March 31, 2004 through 2019, secured by aircraft	58,622	59,424
Notes payable to banks, due in monthly installments plus Interest of 6.09% through 2020, secured by aircraft	34,307	—
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing Program, through 2011, secured by aircraft	17,885	18,160
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	14,298	14,298
Note payable to bank, due in semi-annual installments plus interest based on six- month LIBOR plus 0.60% at March 31, 2004 through 2016, secured by aircraft	13,876	13,876
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	8,205	8,319
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	6,621	7,528
Other notes payable, secured by aircraft	1,685	1,991
	524,075	493,650
Less current maturities	(33,151)	(30,877)
	$490,924	$462,773

The aggregate amounts of principal maturities of long-term debt stated in calendar year ends except as noted were as follows (in thousands):

Amount
April through December2004	$28,257
2005	32,588
2006	29,942
2007	30,835
2008	31,848
2009	32,919
Thereafter	337,686
$524,075

The Company’s total long-term debt at March 31, 2004 was $524.1 million, of which $515.9 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.2 million related to the construction of the Company’s new corporate office building.  During the quarter ended March 31, 2004, the Company acquired two new CRJ200s from proceeds from issuance of long-term debt of $34.5 million.  The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.0% at March 31, 2004.

As of March 31, 2004, the Company had available $10,000,000 in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75%.  The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $6,926,000 of letters of credit and no borrowings outstanding under this line of credit as of March 31, 2004. Additionally, the Company had $1,503,000 of letters of credit outstanding with another bank at March 31, 2004.

Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of March 31, 2004, the Company was in compliance with all debt covenants contained in its long-term debt agreements.

Note J – Commitments and Contingencies

The Company leases 137 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year stated in calendar years except as noted (in thousands):

Amount

April through December 2004	$116,958
2005	152,635
2006	161,936
2007	154,459
2008	152,737
2009	157,617
Thereafter	867,134
1,763,476

On September 15, 2003, the Company announced the completion of a firm order for 30 CRJ700s for its United Express operations.  On February 10, 2004, the Company further amended the order to include ten additional CRJ 200s and two additional CRJ700s, bringing the total order for the Company’s United Express operation to 32 CRJ700s and ten CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft through May 2005.  The Company’s firm aircraft orders, as of March 31, 2004, consisted of orders for 29, 70-seat CRJ700s scheduled for delivery through May 2005 and ten,  CRJ200s, which are scheduled for delivery through December 2004.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $560 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  The Company’s agreement with Bombardier, Inc. also includes options for another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

Note K – Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities.  As of March 31, 2004, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters are as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former employees of SkyWest Airlines, Inc. commenced litigation in the Superior Court of Santa Barbara, California, alleging unpaid minimum wages, meal and rest break penalties, and overtime, as well as violations of California Labor Code SS203 and Business and California Professions Code SS 17000, et seq.  The plaintiffs have pled the case as a class action, but have not filed a motion for class certification at this point.  The plaintiffs are seeking monetary damages as compensation for their alleged grievances.  The Company and the plaintiffs have engaged in limited discovery and unsuccessfully attempted mediation.  The Company intends to vigorously oppose the plaintiffs’ claims.  Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated accompanying financial statements.

Note L – Emergency War Time Supplemental Appropriations Act

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through December 31, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  During the quarter ended March  31, 2004, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company’s agreements with those partners.  These amounts have been recorded as other current liabilities in the Company’s condensed consolidated balance sheet as of March 31, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through its wholly owned subsidiary, SkyWest, Inc. (“SkyWest”)operates one of the larger independent regional airlines in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,200 daily departures to 99 cities in 27 states and two Canadian provinces.  Additionally, SkyWest provides customer handling services for approximately nine other airlines throughout SkyWest’s system.  SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and in additional Los Angeles markets.  In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub effective on July 1, 2003.  Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and Dallas/Fort Worth, as a United Express carrier in Los Angeles, San Francisco, Denver and the Pacific Northwest and as a Continental Connection carrier in Houston.  SkyWest believes that its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet.  As of March 31, 2004, approximately 49% of SkyWest’s capacity (measured in available seat miles or “ASMs”) was operated under the Delta code, approximately 49% was operated under the United code and approximately 2% was operated under the Continental code.  As of March 31, 2004, SkyWest operated a fleet of 74 EMB120s, 111 CRJ200s and three CRJ 700s.  On March 2, 2004, Delta awarded the Company the rights to acquire seven additional CRJ200s, with deliveries currently expected to begin during the first quarter of 2005.

Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or “prorate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest receives from the major airline partner negotiated payments per-block-hour or flight departure and incentives related to levels of customer service.  On pro-rate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.  The Company’s EMB120s flown for Delta and Continental are flown under prorate arrangements.  Approximately 90% of the Company’s EMB120s flown in the United system are flown under contractual arrangements, with the remaining ten percent flown under prorate arrangements.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding on rates, terms and conditions under which the Company will operate as a Delta connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the quarter ended March 31, 2004 have been recorded based on that conceptual understanding.  The Company and Delta are currently negotiating a definitive agreement.  The Company anticipates that the definitive agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.  Additionally, during the quarter, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company further amended the order to include ten additional CRJ200s and two additional CRJ700s, bringing the total order for United Express operations to 32 CRJ700s and 10 CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of March 31, 2004, consisted of orders for 29, CRJ700s scheduled for delivery through May 2005 and ten, CRJ200s scheduled for delivery through December 2004.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $560 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  During September 2003, the Company signed the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy on or before July 30, 2004, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

Factors that May Affect Future Results

The actual results of the Company’s operations will vary, and may vary materially, from those currently anticipated, estimated, projected or expected by the Company.  Among the key factors that may have a direct baring on the Company’s operating results and financial condition are those set forth in the following paragraphs.

The Company will be materially affected by the uncertainty of the airline industry

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future.  Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2002 and 2003 and increased hostilities in Iraq, the Middle East or other regions could significantly affect the U.S. airline industry.  These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company’s major partners), competitors and aircraft manufacturers.  These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company’s major partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will continue to be, significantly impacted by United’s bankruptcy proceedings

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  During September 2003, the Company signed the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  Subsequently, the United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union, the Airline Pilot Association (ALPA).  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, on or before July 30, 2004, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its agreements with Delta and United.  Any material change in the Company’s contractual relationships with its major partners would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represents only one of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company’s business.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.  In addition, the Company’s contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company’s revenues.  The Company’s rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement without notice if the Company does not perform at certain levels.  The Company’s current Delta Connection agreement expires in 2008; however, Delta can terminate the agreement without cause upon 180 days notice.  The agreement with Continental can be terminated by either party upon 90 days notice.

Maintenance costs will likely increase as the age of the fleet increases

Because the average age of SkyWest’s CRJ200s is approximately 2.2 years, SkyWest’s aircraft require less maintenance now than they will in the future. The Company has incurred relatively low maintenance expenses because most of the parts on SkyWest’s aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company’s maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest’s fleet ages and these warranties expire.

The Company has a significant amount of contractual obligations

As of March 31, 2004, the Company had $524.1 million in long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of EMB120 and CRJ200 aircraft.  The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At March 31, 2004, the Company had 137 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.8 billion at March 31, 2004.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.1 billion at March 31, 2004.

As of March 31, 2004, the Company had commitments of approximately $1.1 billion to purchase 29 CRJ700 aircraft, 10 CRJ200 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from April 2004 through May 2005.  The Company’s high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Terrorist activities or warnings have dramatically impacted, and will likely continue to impact, the Company

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general and the Company’s operations in particular. The primary effects experienced by the airline industry include a substantial loss of passenger traffic and revenue, increased security and insurance costs, increased concerns about future terrorist attacks, airport delays due to heightened security and significantly reduced yields due to the drop in demand for air travel.

Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions, as well as other factors, could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs.  The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company’s operations or financial condition in particular.

The Company’s reliance on only three aircraft types exposes the Company to a number of potentially significant risks

As of March 31, 2004 the Company had a fleet of 74 EMB120s, 111 CRJ200s and three CRJ700s.  During the quarter ended March 31, 2004, 83.4% of the Company’s ASMs were flown using CRJ200s, 15.9% of the Company’s ASMs were flown using EMB120s and 0.7% of the Company’s ASMs were flown using CRJ700s.  Additionally, as of March 31, 2004, the Company had agreements to acquire 29 CRJ700s, ten CRJ200s and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90 seat configurations.  The Company presently anticipates that delivery dates for the 80 options on either 70 or 90 seat CRJ700s could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.  The Company is subject to numerous risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely affect its operations and financial condition, including:

•                  the Company’s ability to obtain necessary financing to fulfill the Company’s contractual obligations related to the acquisition of aircraft;

•                  the breach by Bombardier, Inc. of the Company’s firm order contracts for the delivery of CRJ700s and CRJ200s or any change in the delivery schedule of such CRJ700s;

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

Significant Accounting Policies

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed.

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 1998.  During the first quarter of 2004, the Company’s regional jet flying was compensated primarily on a fee-per-completed-block hour and departure basis plus reimbursements for fuel and other costs pursuant to the ten-year agreement.  Effective August 1, 2003, all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate flying.”  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding on rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the quarter ended March 31, 2004, have been recorded based on the conceptual understanding.  The Company and Delta are currently negotiating a definitive agreement.  The Company anticipates that the definitive agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.  Additionally, during the quarter, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.

Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel costs and other costs pursuant to the Agreement.  The United Express Agreement also provides reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement during the quarter ended March 31, 2004 was $25.6 million and has been included in passenger revenue on the Company’s condensed consolidated statements of income.

On April 3, 2003, the Company signed a new agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s EMB120s and EMB120s leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren’t achieved.

The Company’s agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, the annual negotiations and the Company’s ability to earn incentive payments contemplated under the agreements.

In the event that the Company’s contractual rates have not been finalized at quarterly and or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of these negotiations.  If the contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program.  The Company uses the direct expense method of accounting for its regional jet engine overhauls where the expense is recorded when the overhaul event occurs.  The Company uses the “deferral method” of accounting for its EMB 120 engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine.  The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Results of Operations

Operating Statistics:

The following table sets forth the major operational statistics and the percentage-of-change for the quarters identified below.

	Quarter ended March 31,
	2004		2003		%Change

Passengers carried	2,884,552		2,271,171		27.0
Revenue passenger miles (000)	1,163,736		895,876		29.9
Available seat miles (000)	1,666,678		1,305,854		27.6
Passenger load factor	69.8%		68.6%		1.2	pts
Passenger breakeven load factor	61.5%		62.4%		(0.9	) pts
Yield per revenue passenger mile	21.5	¢	23.0	¢	(6.5)
Revenue per available seat mile	15.2	¢	15.9	¢	(4.4)
Cost per available seat mile	13.4	¢	14.4	¢	(6.9)
Fuel cost per available seat mile	2.7	¢	2.8	¢	(3.6)
Average passenger trip length (miles)	403		394		2.3

Passenger load factor increased to 69.8% for the quarter ended March 31, 2004, compared to 68.6% for the quarter ended March 31, 2003.  The increase in load factor was due primarily to the further development of code-sharing relationships with United and Delta whereby SkyWest is experiencing higher than average load factors as the Company transitions to regional jets in its new markets.

Total ASMs generated by the Company during the quarter ended March 31, 2004 increased 27.6% from the quarter ended March 31, 2003.  The increase in ASMs was primarily a result of the Company increasing its fleet size to 188 aircraft as of March 31, 2004, from 159 aircraft as of March 31, 2003.  During the quarter ended March 31, 2004, the Company took delivery of two new CRJ200s and three new CRJ700s.

Quarter ended March 31, 2004 and 2003

Net Income.  Net income increased to $19.4 million, or $0.33 per diluted share, for the quarter ended March 31, 2004, compared to $13.3 million, or $0.23 per diluted share, for the quarter ended March 31, 2003.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.8% of consolidated operating revenues for the quarter ended March 31, 2004, increased 21.8% to $250.7 million for the quarter ended March 31, 2004, from $205.8 million or 99.3% of consolidated operating revenues for the quarter ended March 31, 2003.  The increase was primarily due to a 27.6% increase in ASMs, principally as a result of the Company increasing its fleet size to 188 aircraft as of March 31, 2004, from 159 aircraft as of March 31, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the major partners through the rates contemplated by their respective contracts.  Two additional CRJ200s and three additional CRJ700s were placed into service under the Company’s United Express operations during the quarter ended March 31, 2004.  Revenue per ASM decreased 4.4% to 15.2¢, from 15.9¢ for the quarter ended March 31, 2003, primarily due to an increase in ASMs produced by CRJ200s and CRJ700s (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).

Passenger Load Factor.  Passenger load factor increased to 69.8% for the quarter ended March 31, 2004, from 68.6% for the quarter ended March 31, 2003.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets..  Additionally, the Company is experiencing higher passenger acceptance of the regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended March 31, 2004, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 17.3% from the same period of 2003.  The increase was primarily a result of a 27.6% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet year-over-year).  Total operating expenses for the quarter ended March 31, 2004 increased at a lower rate than ASMs.  The primary reason for the lower rate of increase was the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the year ended December 31, 2003.

Operating and Interest Expense. Operating expenses and interest increased 18.5% to $223.3 million for the quarter ended March 31, 2004, compared to $188.5 million for the quarter ended March 31, 2003.  The increase in total operating expenses and interest was due principally to the growth in SkyWest’s regional jet fleet year-over-year.  As a percentage of consolidated operating revenues, total operating expenses and interest decreased to 88.0% for the quarter ended March 31, 2004, from 90.9% for the quarter ended March 31, 2003.  The decrease in operating expenses and interest as a percentage of consolidated operating revenues was primarily due to the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the past twelve months.  Operating revenues increased 22.3% quarter-over-quarter, while total operating expenses and interest increased 18.5% quarter-over-quarter.  The increase in interest expense was also primarily due to the increase in debt financing of the Company’s new regional jets.  Airline operating and interest expense per ASM decreased 6.9% to 13.4¢ for the quarter ended March 31, 2004, from 14.4¢ for the quarter ended March 31, 2003.  The primary reason for the decrease was the increased capacity of the Company’s aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

The following tables set forth information regarding the Company’s operating expense components for the quarter ended March 31, 2004 and 2003.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Quarter ended March 31,
	2004			2003
	Amount	Percent of Revenue	Cents per ASM	Amount	Percent Of Revenue	Cents Per ASM
	(in thousand)			(in thousand)
Salaries, wages and employee benefits	$64,612	25.5	3.9	$53,508	25.8	4.1
Aircraft costs	51,979	20.5	3.1	47,372	22.8	3.6
Maintenance	16,029	6.3	1.0	9,218	4.4	0.7
Fuel	45,526	17.9	2.7	36,884	17.8	2.8
Other airline expenses	40,701	16.0	2.4	40,231	19.4	3.1
Interest	4,469	1.8	0.3	1,264	0.6	0.1
Total airline expenses	$223,316		13.4	$188,477		14.4

The cost per ASM of salaries, wages and employee benefits decreased to 3.9¢ for the quarter ended March 31, 2004, compared to 4.1¢ for the quarter ended March 31, 2003.  The decrease was primarily the result of the increase in stage lengths flown by regional jets.  The average number of full-time equivalent employees increased 16.0% to 5,639 for the quarter ended March 31, 2004 from 4,862 for the quarter ended March 31, 2003.  The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.1¢ for the quarter ended March 31, 2004, from 3.6¢ for the quarter ended March 31, 2003.  The decrease in costs per ASM was primarily due to the increase in the number of regional jets that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense increased to 1.0¢ for the quarter ended March 31, 2004, compared to 0.7¢ for the quarter ended March 31, 2003.  The increase in cost per ASM was primarily attributable to the timing of certain maintenance-related events.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the change to a time and materials maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the Year ended December 31, 2003, the Company records maintenance expense on its regional jet engines as it is incurred.  As a result, during the first quarter of 2004, the Company collected and recorded as revenue $5.5 million (pretax) under the United Express Agreement, with no corresponding offset for regional jet engine maintenance overhauls since there were none incurred.

The cost per ASM for fuel decreased slightly to 2.7¢ for the quarter ended March 31, 2004, from 2.8¢ for the quarter ended March 31, 2003.  This was primarily due to the average price of fuel decreasing to $1.18 during the quarter ended March 31, 2004, from $1.23 for the quarter ended March 31, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 22.6% to 2.4¢ for the quarter ended March 31, 2004, from 3.1¢ for the quarter ended March 31, 2003. The decrease was primarily related to the Company’s elimination of certain reservation and distribution costs which were previously associated with the new United Express agreement along with the increase in stage lengths flown by the Company’s regional jets.

Interest expense increased to approximately $4.5 million during the quarter ended March 31, 2004, from approximately $1.3 million during the quarter ended March 31, 2003.  The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve month period ended March 31, 2004.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This new legislation also provides the suspension of passenger and infrastructure fees from June 1, 2003 through March 31, 2004 and an extension of war risk liability and hull insurance coverage through August 2004.  During the quarter ended March 31, 2004, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payment received by the Company will be payable due to its major partners pursuant to the terms of the Company’s code-sharing agreements.  These amounts have been recorded as other current liabilities in the accompanying condensed consolidated balance sheet as of March 31, 2004.

Liquidity and Capital Resources

The Company had working capital of $522.2 million and a current ratio of 4.4:1 at March 31, 2004, compared to working capital of $518.4 million and a current ratio of 4.4:1 at December 31, 2003. The principal sources of funds during the quarter ended March 31, 2004 were $34.5 million of proceeds from the issuance of long-term debt, $23.0 million provided by operating activities and $0.3 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option and employee stock purchase plans.  During the quarter ended March 31, 2004, the Company invested $67.4 million in flight equipment, $26.0 million in marketable securities, $8.1 million in buildings and ground equipment and $1.8 million in other assets.  The Company made principal payments on long-term debt of $4.0 million and paid $1.2 million in cash dividends.  These factors resulted in a $50.7 million decrease in cash and cash equivalents during the quarter ended March 31, 2004.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $385.2 million at March 31, 2004, compared to $358.8 million at December 31, 2003.  The increase in marketable securities was due primarily to the Company’s successful completion of aircraft financing transactions wherein the Company entered into long-term, third-party, U.S. leveraged lease transactions or long-term debt transactions and reduced its net investment in previous aircraft acquisitions.  At March 31, 2004, the Company’s total capital mix was 59.7% equity and 40.3% debt, compared to 60.5% equity and 39.5% debt at December 31, 2003.  The change in the total capital mix during the quarter reflected the Company’s incurrence of approximately $34.5 million of debt financing related to CRJ200s acquired by the Company during 2004.  The financing agreements associated with the new CRJ200s permit the Company to refinance the debt into long-term lease agreements with third-party lessors.  Accordingly the interim financing has been classified as long-term debt in the accompanying financial statements.

The Company expended approximately $30.6 million for aircraft related capital expenditures during the quarter ended March 31, 2004. These expenditures consisted primarily of $15.8 million for rotable spares, $4.0 million for engine overhauls, $0.9 million for aircraft improvements, and $9.9 million for buildings, ground equipment and other assets.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75% at March 31, 2004.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present requirements, including expansion, capital expenditures, lease payments and debt service requirements for at least the next 12 months.

At March 31, 2004, the Company classified $9.2 million of cash as restricted cash on the condensed consolidated balance sheets as required by the Company’s workers compensation policy.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2004	2005	2006	2007	2008	2009	Thereafter

Firm aircraft Commitments	$1,082,000	$560,000	$522,000	$—	$—	$—	$—	$—

Operating lease payments for Aircraft and Facility Obligations	1,763,476	116,958	152,635	161,936	154,459	152,737	157,617	867,134
Principal maturities on long-term debt	524,075	28,257	32,588	29,942	30,835	31,848	32,919	337,686
Total commitments and obligations	$3,369,551	$705,215	$707,223	$191,878	$185,294	$184,585	$190,536	$1,204,820

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company further amended the order to include ten additional CRJ200s and two additional CRJ700s, bringing the total order for the Company’s Untied Express operations to 32 CRJ700s and ten additional CRJ200s.  The

Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of March 31, 2004, consisted of orders for 29, 70-seat CRJ700s scheduled for delivery through May 2005 and ten CRJ200s scheduled for delivery through December 2004.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $560 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  The contract also includes options for another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities on the Company’s condensed consolidated balance sheets.    At March 31, 2004, the Company had 137 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.8 billion at March 31, 2004.  At a 7.0% discount factor, the present value of these lease obligations would have been equal to approximately $1.1 billion at March 31, 2004.

As part of the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

The Company’s total long-term debt at March 31, 2004 was $524.1 million, of which $515.9 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.2 million related to the construction of the Company’s new corporate office building.  During the quarter ended March 31, 2004, the Company acquired two new CRJ200s from proceeds from issuance of long-term debt of $34.5 million The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.0% at March 31, 2004.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs.  Pursuant to the Company’s contract flying arrangements, United will bear the economic risk of fuel price fluctuations on the Company’s United Express flights.  On the Company’s Delta Connection regional jet flights, Delta will bear the economic risk of fuel price fluctuations.  On the Company’s Delta Connection routes flown by EMB120s, as well as all existing Continental Connection routes, the Company will bear the economic risk of fuel fluctuations.  At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would decline.  At March 31, 2004, the Company had variable rate notes representing 72.6% of its total long-term debt compared to 46.1% of its long-term debt at March 31, 2003.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $954,000 in interest expense and received $1,171,000 in additional interest income for the quarter ended March 31, 2004.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and the Company’s Chief Financial Officer, or CFO, of the effectiveness of the

Company’s disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

PART II.  OTHER INFORMATION

Item 1: Legal Proceedings

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former employees of SkyWest Airlines, Inc. commenced litigation in the Superior Court of Santa Barbara, California, alleging unpaid minimum wages, meal and rest break penalties, and overtime, as well as violations of California Labor Code SS203 and Business and California Professions Code SS 17000, et seq.  The plaintiffs have pled the case as a class action, but have not filed a motion for class certification at this point.  The plaintiffs are seeking monetary damages as compensation for their alleged grievances.  The Company and the plaintiffs have engaged in limited discovery and unsuccessfully attempted mediation.  The Company intends to vigorously oppose the plaintiffs’ claims.

Securities and Exchange Commission

Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses.  In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002.  The restated financial information, together with a discussion of the change in accounting method, was presented in the Company’s Amendment No. 1 on Form 10-K/A for the Year Ended December 31, 2001 and Amendments No. 1 on Forms 10-Q/A for the Quarters Ended March 31, 2002 and June 30, 2002.  The staff of the Securities and Exchange Commission is investigating facts pertaining to the Company’s change in accounting method and other changes presented in the restatement of the Company’s financial statements.  During the quarter ended March 31, 2004, the staff and counsel for the Company and its officers engaged in discussions regarding potential resolution of the investigation.  Those discussions have not resolved the investigation and the staff has indicated its intention to continue the investigation.  The Company and its officers intend to continue to cooperate with the staff in the investigation.

Item 6: Exhibits and Reports on Form 8-K

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

SKYWEST, INC.
Registrant

May 6, 2004	By:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer