Form 10-Q
period 2004-06-30
SKYWEST INC
filed 2004-08-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes       ☒       No       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       ☒       No       ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2004
Common stock, no par value	58,337,975

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2004	December 31, 2003
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$70,485	$112,407
Marketable securities	397,590	358,827
Restricted cash	9,160	9,160
Income tax receivable	50,465	62,908
Receivables, net	34,303	12,192
Inventories	31,122	26,080
Prepaid aircraft rents	64,433	52,958
Other current assets	28,409	35,836
Total current assets	685,967	670,368

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,026,481	968,581
Deposits on aircraft	82,782	58,500
Buildings and ground equipment	95,994	81,351
	1,205,257	1,108,432
Less-accumulated depreciation and amortization	(295,957)	(264,514)
	909,300	843,918

OTHER ASSETS	16,519	14,924
Total assets	$1,611,786	$1,529,210

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2004	December 31, 2003
	(unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$32,587	$30,877
Accounts payable	47,065	46,458
Accrued salaries, wages and benefits	28,658	27,071
Accrued aircraft rents	29,079	28,471
Taxes other than income taxes	8,831	5,572
Other current liabilities	14,954	13,510
Total current liabilities	161,174	151,959

LONG-TERM DEBT, less current maturities	479,857	462,773

DEFERRED INCOME TAXES PAYABLE	170,678	154,906

DEFERRED AIRCRAFT CREDITS	51,513	50,509

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	331,990	327,028
Retained earnings	438,403	402,469
Treasury stock	(20,285)	(20,285)
Accumulated other comprehensive loss, net of tax	(1,544)	(149)
Total stockholders’ equity	748,564	709,063
Total liabilities and stockholders’ equity	$1,611,786	$1,529,210

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$262,221	$211,498	$512,875	$417,316
Ground handling and other	5,166	1,196	8,216	2,740
	267,387	212,694	521,091	420,056
Operating expenses:
Flying operations	131,002	98,444	250,697	203,291
Customer service	42,434	33,564	83,981	67,711
Maintenance	24,415	19,474	48,912	35,738
Depreciation and amortization	19,000	18,977	38,227	35,335
General and administrative	14,196	12,684	26,986	23,534
Promotion and sales	1,181	5,299	2,272	10,046
	232,228	188,442	451,075	375,655
Operating income	35,159	24,252	70,016	44,401
Other income (expense):
Interest income	2,184	2,651	4,080	5,570
Interest expense	(3,920)	(2,484)	(8,389)	(3,748)
	(1,736)	167	(4,309)	1,822
Income before income taxes	33,423	24,419	65,707	46,223
Provision for income taxes	13,369	9,523	26,283	18,027
Net income	$20,054	$14,896	$39,424	$28,196

Basic earnings per share	$0.35	$0.26	$0.68	$0.49
Diluted earnings per share	$0.34	$0.26	$0.67	$0.49
Weighted average common shares:
Basic	58,056	57,648	58,032	57,644
Diluted	58,595	57,974	58,614	57,844

Dividends declared per share	$0.03	$0.02	$0.06	$0.04

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$82,985	$76,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases, sales and maturities of marketable securities, net	(40,158)	(35,326)
Acquisition of property and equipment:
Aircraft and rotable spares	(61,120)	(269,014)
Deposits on aircraft, net	(27,370)	(23,309)
Buildings and ground equipment	(14,643)	(1,034)
Increase in other assets	(2,071)	(3,974)
NET CASH USED IN INVESTING ACTIVITIES	(145,362)	(332,657)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	34,450	234,073
Principal payments on long-term debt	(15,656)	(14,519)
Payment of cash dividends	(2,900)	(2,301)
Proceeds from issuance of common stock	4,561	4,388
NET CASH PROVIDED BY FINANCING ACTIVITIES	20,455	221,641

Decrease in cash and cash equivalents	(41,922)	(34,023)
Cash and cash equivalents at beginning of period	112,407	130,960
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$70,485	$96,937

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$10,270	$4,854
Income taxes	$3,703	$2,750

NON-CASH INVESTING AND FINANCING ACTIVITIES
Aircraft and rotable spares acquired through interim financing	$—	$125,629
Deposits applied to delivered aircraft	$3,088	$53,323

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended June 30, 2004 and 2003: a risk-free interest rate of 2.75% for 2004 and 2.56% for 2003, a volatility factor of the expected common stock price of .422 for 2004 and .603 for 2003, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.63% for 2004 and 0.76% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003

Net income:
As reported	$20,054	$14,896	$39,424	$28,196
Options expensed (net of taxes)	1,687	1,920	3,396	3,840
Pro forma	$18,367	$12,976	$36,028	$24,356
Net income per common share:
Basic as reported	$0.35	$0.26	$0.68	$0.49
Basic pro forma	$0.32	$0.23	$0.62	$0.42

Diluted as reported	$0.34	$0.26	$0.67	$0.49
Diluted pro forma	$0.31	$0.22	$0.62	$0.42

Note C — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company’s position in marketable securities as of June 30, 2004 and December 31, 2003 was as follows (in thousands):

	June 30, 2004		December 31, 2003
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$15,356	$15,356	$15,318	$15,318
Bond funds	256,962	254,502	262,790	262,345
Corporate and other notes	117,379	117,326	59,984	60,117
Asset backed securities	10,376	10,358	20,395	20,390
Other	48	48	584	657
	400,121	397,590	359,071	358,827
Unrealized (depreciation)	(2,531)	—	(244)	—
Total	$397,590	$397,590	$358,827	$358,827

Marketable securities had the following maturities as of June 30, 2004 (in thousands):

Maturities	Amount
Year 2004	$207,323
Years 2005 through 2006	78,650
Thereafter	111,617

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the right to redeem the securities within the next year.

Note D –Change in Accounting Estimates

During the first quarter of 2004, the Company changed its estimate of depreciable lives on rotable spares from five years to ten years and maintained the residual value of zero percent.  The impact of this change, net of tax, increased the Company’s net income for the three months ended June 30, 2004 by $1,694,000 ($0.03 per share, basic and diluted).  For the six months ended June 30, 2004, the impact of this change, net of tax, increased net income by $3,367,000 ($0.06 per share, basic and diluted).

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

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 1998.  During the first six months of 2004, the Company’s regional jet flying was compensated on a fee-per-completed-block hour and departure basis plus reimbursements for fuel and other costs pursuant to the ten-year agreement.  Effective August 1, 2003, essentially all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate” flying.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding regarding rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the three and six months ended June 30, 2004 have been recorded based on the terms of the conceptual understanding.  The Company and Delta are currently negotiating the terms of a definitive agreement based upon the rates, terms and conditions of the conceptual understanding.   The Company anticipates that the definitive agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.

In September 2003, the Company entered into the “United Express Agreement”, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all the necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.   Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel and other costs.

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement was $26.5 million for the quarter ended June 30, 2004 and $52.1 million for the six months ended June 30, 2004.  These amounts have been included in passenger revenue on the Company’s condensed consolidated statements of income.

On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s EMB120s and EMB120s leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren’t achieved.

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

In the event that the Company’s contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the current contract negotiations.  If the final contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

Note G — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended June 30, 2004 and 2003, 3,859,000 and 2,770,000 options, respectively, were excluded from the computation of Diluted EPS.  During the six months ended June 30, 2004 and 2003, 3,861,000 and 3,167,000 options respectively, were excluded from the computation of Diluted EPS because they had an antidilutive effect on net income.

The following table sets forth the computations of Basic and Diluted EPS for the periods indicated (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Numerator
Net Income	$20,054	$14,896	$39,424	$28,196

Denominator
Weighted average number of common shares outstanding	58,056	57,648	58,032	57,644
Effect of outstanding stock options	539	326	582	200
Weighted average number of shares for diluted net income per common share	58,595	57,974	58,614	57,844

Basic earnings per share	$0.35	$0.26	$0.68	$0.49
Diluted earnings per share	$0.34	$0.26	$0.67	$0.49

Note H – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. The Company’s comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net Income	$20,054	$14,896	$39,424	$28,196
Unrealized appreciation (depreciation) on marketable securities, net of tax	(1,776)	774	(1,395)	913

Comprehensive income	$18,278	$15,670	$38,029	$29,109

Note I – Long-term Debt

As of the dates set forth below, the Company’s long-term debt consisted of the following (in thousands):

	June 30, 2004	December 31, 2003

Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% through 2019, secured by aircraft	$116,929	$120,330
Notes payable to banks, due in semi-annual installments plus interest at 6.10% at June 30, 2004 and 6.09% at December 31, 2003 through 2020, secured by aircraft	101,260	103,350
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% through 2019, secured by aircraft	83,010	85,168
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	59,889	61,206
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus 0.75% through 2019, secured by aircraft	57,817	59,424
Notes payable to banks, due in monthly installments plus interest of 6.09% through 2020, secured by aircraft	33,890	—
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	17,039	18,160
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	13,886	14,298
Note payable to bank, due in semi-annual installments plus interest based on six-month LIBOR plus 0.60% through 2016, secured by aircraft	13,555	13,876
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	8,092	8,319
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	5,701	7,528
Other notes payable, secured by aircraft	1,376	1,991
	512,444	493,650
Less current maturities	(32,587)	(30,877)
	$479,857	$462,773

The aggregate amounts of principal maturities of long-term debt stated in calendar year ends except as noted were as follows (in thousands):

July through December 2004	16,626
2005	32,588
2006	29,942
2007	30,835
2008	31,848
2009	32,919
Thereafter	337,686

The Company’s total long-term debt at June 30, 2004 was $512.4 million, of which $504.3 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.1 million related to the construction of the Company’s corporate office building. During the quarter ended March 31, 2004, the Company acquired two new CRJ200s from proceeds from issuance of long-term debt of $34.5 million.  The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.1% at June 30, 2004.

As of June 30, 2004, the Company had available $10,000,000 in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75%.  The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $6,926,000 of letters of credit and no borrowings outstanding under this line of credit as of June 30, 2004. Additionally, the Company had $1,503,000 of letters of credit outstanding with another bank at June 30, 2004.

Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of June 30, 2004, the Company was in compliance with all debt covenants contained in its long-term debt agreements.

Note J – Commitments and Contingencies

The Company leases 141 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year stated in calendar years except as noted (in thousands):

July through December 2004	$78,992
2005	157,453
2006	166,754
2007	159,277
2008	157,555
2009	162,434
Thereafter	912,335
$1,794,800

On September 15, 2003, the Company announced the completion of a firm order for 30 CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include ten additional CRJ 200s and two additional CRJ700s, bringing the total order for the Company’s United Express operation to 32 CRJ700s and ten CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of June 30, 2004, consisted of orders for 27, 70-seat CRJ700s scheduled for delivery through May 2005 and eight,  CRJ200s, which are scheduled for delivery through December 2004.  Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $468 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  The Company’s agreement with Bombardier, Inc. also includes options for another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

Note K – Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities.  As of June 30, 2004, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters is as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former employees of SkyWest Airlines, Inc. commenced litigation in the Superior Court of Santa Barbara, California, alleging unpaid minimum wages, meal and rest break penalties, and overtime, as well as violations of California Labor Code SS203 and Business and California Professions Code SS 17000, et seq.  The plaintiffs have pled the case as a class action, but have not filed a motion for class certification at this point.  The plaintiffs are seeking monetary damages as compensation for their alleged grievances.  The Company and the plaintiffs have engaged in limited discovery and unsuccessfully attempted mediation.  The Company intends to vigorously oppose the plaintiffs’ claims.  Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements.

Note L – Emergency War Time Supplemental Appropriations Act

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provided for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provided for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through August 31, 2004.  The Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company’s agreements with those partners.  Accordingly, these amounts have been recorded as other current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”) operates one of the larger independent regional airlines in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,300 daily departures to 116 cities in 31 states and three Canadian provinces.  Additionally, SkyWest provides customer handling services for approximately nine other airlines throughout SkyWest’s system.  SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub effective on July 1, 2003.  In 2004, SkyWest expanded its United Express operations to provide service in Chicago.  Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and Dallas/Fort Worth, as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest and as a Continental Connection carrier in Houston.  SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet.  As of June 30, 2004, approximately 46% of SkyWest’s capacity (measured in available seat miles or “ASMs”) was operated under the Delta code, approximately 52% was operated under the United code and approximately 2% was operated under the Continental code.  As of June 30, 2004, SkyWest operated a fleet of 74 EMB120s, 111 CRJ200s and five CRJ 700s.

Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or “prorate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest receives from the major airline partner negotiated payments per-block-hour or flight departure and incentives related to levels of customer service.  On prorate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.  Essentially all of the Company’s EMB120s flown for Delta and Continental are flown under prorate arrangements.  Approximately 90% of the Company’s EMB120s flown in the United system are flown under contractual arrangements, with the remaining ten percent flown under prorate arrangements.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding on rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the three and six-month periods ended June 30, 2004 have been recorded based upon the rates, terms and conditions of the conceptual understanding.  The Company and Delta are currently negotiating the terms of a definitive agreement.  The Company anticipates that the definitive agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include ten additional CRJ200s and two additional CRJ700s, bringing the total order for United Express operations to 32 CRJ700s and 10 CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of June 30, 2004, consisted of orders for 27, CRJ700s scheduled for delivery through May 2005 and eight, CRJ200s scheduled for delivery through December 2004.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $468 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  Additionally, the Company’s agreement with Bombardier, Inc. includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.  On March 2, 2004, Delta awarded the Company the rights to acquire seven additional CRJ200s, with deliveries currently expected to begin during the first quarter of 2005.  The Company currently anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  During September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

Factors that May Affect Future Results

The actual results of the Company’s operations will vary, and may vary materially, from those currently anticipated, estimated, projected or expected by the Company.  Among the key factors that may have a direct bearing on the Company’s operating results and financial condition are those set forth in the following paragraphs.

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

The Company has been, and will continue to be, significantly impacted by the troubled financial condition of its major partners

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  During September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, on or before June 30, 2005, it could still file for liquidation under Chapter 7 of the Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

In recent months, Delta has indicated the possibility of seeking protection under the Bankruptcy Code unless they achieve a more competitive cost structure, regain profitability and obtain further access to capital markets on acceptable terms.  If Delta were to file for protection under the Bankruptcy Code, the Company’s Delta Connection operations could be jeopardized.  Such an event could leave the Company unable to utilize existing aircraft or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its agreements with Delta, United and Continental.  Any material change in the Company’s contractual relationships with its major partners would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represents only one of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company’s business.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.  In addition, the Company’s contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company’s revenues.  The Company’s rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement without notice if the Company does not perform at certain levels.  The Company’s current Delta Connection agreement expires in 2008; however, Delta can terminate the agreement without cause upon 180 days notice.  The agreement with Continental can be terminated by either party upon 90 days notice.

Maintenance costs will likely increase as the age of the regional jet fleet increases

Because the average age of SkyWest’s CRJ200s is approximately 2.5 years, SkyWest’s aircraft require less maintenance now than they will in the future. The Company has incurred relatively low maintenance expenses because most of the parts on SkyWest’s aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company’s maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest’s fleet ages and these warranties expire.

The Company has a significant amount of contractual obligations

As of June 30, 2004, the Company had $512.4 million in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of EMB120 and CRJ200 aircraft.  The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At June 30, 2004, the Company had 141 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.8 billion at June 30, 2004.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.2 billion at June 30, 2004.

As of June 30, 2004, the Company had commitments of approximately $1.0 billion to purchase 27 CRJ700 aircraft, eight CRJ200 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from July 2004 through May 2005.  The Company’s high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

The Company’s reliance on only three aircraft types exposes the Company to a number of potentially significant risks

As of June 30, 2004 the Company had a fleet of 74 EMB120s, 111 CRJ200s and five CRJ700s.  During the quarter ended June 30, 2004, 80.3% of the Company’s ASMs were flown using CRJ200s, 15.0% of the Company’s ASMs were flown using EMB120s and 4.7% of the Company’s ASMs were flown using CRJ700s.  Additionally, as of June 30, 2004, the Company had agreements to acquire 27 CRJ700s, eight CRJ200s and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90 seat configurations.  The Company presently anticipates that delivery dates for the 80 options on either 70 or 90 seat CRJ700s could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.  The Company is subject to numerous risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely affect its operations and financial condition, including:

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

Significant Accounting Policies

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta , United and Continental , revenue is considered earned when the flight is completed.

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 1998.  During the first six months of 2004, the Company’s regional jet flying was compensated on a fee-per-completed-block hour and departure basis plus reimbursements for fuel and other costs pursuant to the ten-year agreement.  Effective August 1, 2003, essentially all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate” flying.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding regarding rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the three and six months ended June 30, 2004 have been recorded based on the terms of the conceptual understanding.  The Company and Delta are currently negotiating the terms of a definitive agreement based upon the rates, terms and conditions of the conceptual understanding.  The Company anticipates that the definitive agreement will include multiple year rate reset provisions and a contract extension.  Various changes are also expected to enable more efficient contract administration for the parties.

In September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all the necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.   Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel and other costs.

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement was $26.5 million for the quarter ended June 30, 2004 and $52.1 million for the six months ended June 30, 2004.  These amounts have been included in passenger revenue on the Company’s condensed consolidated statements of income.

On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s EMB120s and EMB120s leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren’t achieved.

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

In the event that the Company’s contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the current contract negotiations.  If the final contractual rates differ from those estimated by management, the Company will reflect these changes in future condensed consolidated financial statements upon finalization of negotiations.

Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program.  The Company uses the direct expense method of accounting for its CRJ200 and CRJ700 engine overhauls where the expense is recorded when the overhaul event occurs.  The Company uses the “deferral method” of accounting for its EMB 120 engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine.  The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Results of Operations

Quarter Ended June 30, 2004 and 2003

Operating Statistics.   The following table sets forth the major operational statistics of the Company and the percentage-of-change for the quarters identified below.

	Three months ended June 30,
	2004		2003		%Change

Passengers carried	3,157,318		2,563,561		23.2
Revenue passenger miles (000)	1,288,702		991,552		30.0
Available seat miles (000)	1,754,698		1,379,789		27.2
Passenger load factor	73.4%		71.9%		1.5	pts
Passenger breakeven load factor	64.9%		64.5%		0.4	pts
Yield per revenue passenger mile	20.3	¢	21.3	¢	(4.7)
Revenue per available seat mile	15.2	¢	15.4	¢	(1.3)
Cost per available seat mile	13.5	¢	13.8	¢	(2.2)
Fuel cost per available seat mile	3.1	¢	2.5	¢	24.0
Average passenger trip length (miles)	408		387		5.4

Total ASMs generated by the Company during the quarter ended June 30, 2004 increased 27.2% from the quarter ended June 30, 2003.  The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 190 aircraft as of June 30, 2004, from 170 aircraft as of June 30, 2003.  During the quarter ended June 30, 2004, the Company took delivery of two new CRJ200s and two new CRJ700s.

Net Income.  Net income increased to $20.1 million, or $0.34 per diluted share, for the quarter ended June 30, 2004, compared to $14.9 million, or $0.26 per diluted share, for the quarter ended June 30, 2003.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.1% of consolidated operating revenues for the quarter ended June 30, 2004, increased 24.0% to $262.2 million for the quarter ended June 30, 2004, from $211.5 million or 99.4% of consolidated operating revenues for the quarter ended June 30, 2003.  Passenger revenues, excluding fuel costs, increased 17.7% for the quarter ended June 30, 2004.  The increase in passenger revenues excluding fuel was primarily due to a 27.2% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 190 aircraft as of June 30, 2004, from 170 aircraft as of June 30, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the major partners through the rates contemplated by their respective contracts.  Two additional CRJ700s were placed into service under the Company’s United Express operations during the quarter ended June 30, 2004.  Revenue per ASM decreased 1.3% to 15.2¢, from 15.4¢ for the quarter ended June 30, 2003, primarily due to an increase in ASMs produced by CRJ200s and CRJ700s (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).

Passenger Load Factor.  Passenger load factor increased to 73.4% for the quarter ended June 30, 2004, from 71.9% for the quarter ended June 30, 2003.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of the regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended June 30, 2004, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 16.5% from the same period of 2003.  The increase was primarily a result of a 27.2% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet year-over-year).  Total operating expenses for the quarter ended June 30, 2004 increased at a lower rate than ASM growth, primarily due to the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the past twelve months.

Operating and Interest Expenses. Operating and interest expenses increased 23.7% to $236.1 million for the quarter ended June 30, 2004, compared to $190.9 million for the quarter ended June 30, 2003.  The increase in total operating and interest expenses was due principally to the growth in SkyWest’s regional jet fleet year-over-year.  As a percentage of consolidated operating revenues, total operating and interest expenses decreased to 88.3% for the quarter ended June 30, 2004, from 89.8% for the quarter ended June 30, 2003.  The decrease in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to the increased stage lengths flown by regional jets and the aggressive cost reduction initiatives implemented by the Company during the past twelve months.  Operating revenues increased 25.7% for the quarter ended June 30, 2004 compared to the quarter ended June 30, 2003, while total operating and interest expenses increased 23.7% over the same period.  The increase in interest expense was primarily due to the increase in debt financing of the Company’s new regional jets.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 8.8% to 10.4¢ for the quarter ended June 30, 2004, from 11.4¢ for the quarter ended June 30, 2003.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

The following tables set forth information regarding the Company’s operating expense components for the quarter ended June 30, 2004 and 2003.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended June 30,
	2004			2003
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$67,653	25.3	3.9	$53,270	25.1	3.9
Aircraft costs	53,572	20.0	3.0	48,475	22.8	3.5
Maintenance	15,873	5.9	0.9	12,416	5.8	0.9
Fuel	53,602	20.1	3.1	34,202	16.1	2.5
Other airline expenses	41,528	15.5	2.4	40,079	18.8	2.9
Interest	3,920	1.5	0.2	2,484	1.2	0.1
Total airline expenses	$236,148	88.3	13.5	$190,926	89.8	13.8

The cost per ASM of salaries, wages and employee benefits remained constant at 3.9¢ for the quarters ended June 30, 2004 and June 30, 2003.  The average number of full-time equivalent employees increased 28.2% to 6,091 for the quarter ended June 30, 2004 from 4,753 for the quarter ended June 30, 2003.  The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.0¢ for the quarter ended June 30, 2004, from 3.5¢ for the quarter ended June 30, 2003.  The decrease in costs per ASM was primarily due to the increase in the number of regional jets that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense remained constant at 0.9¢ for the quarters ended June 30, 2004 and June 30, 2003.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the change to a direct expense maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company records maintenance expense on its CJR200 engines as it is incurred.  As a result, during the second quarter of 2004, the Company collected and recorded as revenue $5.5 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since there were none incurred.

The cost per ASM for fuel increased to 3.1¢ for the quarter ended June 30, 2004, from 2.5¢ for the quarter ended June 30, 2003.  This was primarily due to the average price of fuel increasing to $1.33 per gallon during the quarter ended June 30, 2004, from $1.00 per gallon for the quarter ended June 30, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 17.2% to 2.4¢ for the quarter ended June 30, 2004, from 2.9¢ for the quarter ended June 30, 2003. The decrease was primarily related to the Company’s elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement that are now handled directly by United, along with the increase in stage lengths flown by the Company’s regional jets.

Interest expense increased to approximately $3.9 million during the quarter ended June 30, 2004, from approximately $2.5 million during the quarter ended June 30, 2003.  The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve month period ended June 30, 2004.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provided for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provided for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  The Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company’s agreements with those partners.  Accordingly, these amounts have been recorded as other current liabilities in the Company’s condensed consolidated balance sheet as of June 30, 2004.

Six Months Ended June 30, 2004 and 2003

Operating Statistics.  The following table sets forth the major operational statistics and the percentage-of-change for the six months identified below:

	Six months ended June 30,
	2004		2003		%Change

Passengers carried	6,041,840		4,834,732		25.0
Revenue passenger miles (000)	2,452,438		1,887,428		29.9
Available seat miles (000)	3,421,376		2,685,643		27.4
Passenger load factor	71.7%		70.3%		1.4	pts
Passenger breakeven load factor	63.2%		63.5%		(0.3	)pts
Yield per revenue passenger mile	20.9	¢	22.1	¢	(5.4)
Revenue per available seat mile	15.2	¢	15.6	¢	(2.6)
Cost per available seat mile	13.4	¢	14.1	¢	(5.0)
Fuel cost per available seat mile	2.9	¢	2.6	¢	11.5
Average passenger trip length (miles)	406		390		4.1

Total ASMs generated by the Company during the six months ended June 30, 2004 increased 27.4% from the six months ended June 30, 2003.  The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 190 aircraft as of June 30, 2004, from 170 aircraft as of June 30, 2003.  During the six months ended June 30, 2004, the Company took delivery of four new CRJ200s and five new CRJ700s.

Net Income.  Net income increased to $39.4 million, or $0.67 per diluted share, for the six months ended June 30, 2004, compared to $28.2 million, or $0.49 per diluted share, for the six months ended June 30, 2003.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.4% of consolidated operating revenues for the six months ended June 30, 2004, increased 22.9% to $512.9 million for the six months ended June 30, 2004, from $417.3 million or 99.3% of consolidated operating revenues for the six months ended June 30, 2003.  Passenger revenues, excluding fuel costs, increased 19.5% for the six months ended June 30, 2004.  The increase in passenger revenue excluding fuel was primarily due to a 27.4% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 190 aircraft as of June 30, 2004, from 170 aircraft as of June 30, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the major partners through the rates contemplated by their respective contracts.  Four additional

CRJ200s and five additional CRJ700s were placed into service under the Company’s United Express operations during the six months ended June 30, 2004.  Revenue per ASM decreased 2.6% to 15.2¢, from 15.6¢ for the six months ended June 30, 2003, primarily due to an increase in ASMs produced by CRJ200s and CRJ700s (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).

Passenger Load Factor.  Passenger load factor increased to 71.7% for the six months ended June 30, 2004, from 70.3% for the six months ended June 30, 2003.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of its regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the six months ended June 30, 2004, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 16.9% from the same period of 2003.  The increase was primarily a result of a 27.4% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet year-over-year).  Total operating expenses for the six months ended June 30, 2004 increased at a lower rate than ASMs due to the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the 12 months ended June 30, 2004

Operating and Interest Expenses. Operating and interest expenses increased 21.1% to $459.5 million for the six months ended June 30, 2004, compared to $379.4 million for the six months ended June 30, 2003.  The increase in total operating and interest expenses was due principally to the growth in SkyWest’s regional jet fleet year-over-year.  As a percentage of consolidated operating revenues, total operating and interest expenses decreased to 88.2% for the six months ended June 30, 2004, from 90.3% for the six months ended June 30, 2003.  The decrease in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to the increased stage lengths flown by regional jets and the aggressive cost reduction initiatives implemented by the Company during the past twelve months.  Operating revenues increased 24.1% for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, while total operating and interest expenses increased 21.1% over the same period.  The increase in interest expense was also primarily due to the increase in debt financing of the Company’s new regional jets.  Airline operating and interest expense excluding fuel charges, per ASM decreased 8.7% to 10.5¢ for the six months ended June 30, 2004, from 11.5¢ for the six months ended June 30, 2003.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

The following tables set forth information regarding the Company’s operating expense components for the six months ended June 30, 2004 and 2003.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Six months ended June 30,
	2004			2003
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$132,265	25.4	3.9	$106,778	25.4	4.0
Aircraft costs	105,551	20.3	3.1	95,847	22.8	3.6
Maintenance	31,902	6.1	0.9	21,634	5.2	0.8
Fuel	99,128	19.0	2.9	71,086	16.9	2.6
Other airline expenses	82,229	15.8	2.4	80,310	19.1	3.0
Interest	8,389	1.6	0.2	3,748	0.9	0.1
Total airline expenses	$459,464	88.2	13.4	$379,403	90.3	14.1

The cost per ASM of salaries, wages and employee benefits decreased to 3.9¢ for the six months ended June 30, 2004, compared to 4.0¢ for the six months ended June 30, 2003.  The decrease was primarily the result of the increase in stage lengths flown by regional jets.  The average number of full-time equivalent employees increased 22.0% to 5,865 for the six months ended June 30, 2004 from 4,808 for the six months ended June 30, 2003.  The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.1¢ for the six months ended June 30, 2004, from 3.6¢ for the six months ended June 30, 2003.  The decrease in costs per ASM was primarily due to the increase in the number of regional jets that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense increased to 0.9¢ for the six months ended June 30, 2004, compared to 0.8¢ for the six months ended June 30, 2003.  The increase in cost per ASM was primarily attributable to the timing of certain maintenance-related events.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the change to a time and materials maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company records maintenance expense on its CRJ200 engines as it is incurred.  As a result, during the first six months of 2004, the Company collected and recorded as revenue $11.0 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since there were none incurred.

The cost per ASM for fuel increased slightly to 2.9¢ for the six months ended June 30, 2004, from 2.6¢ for the six months ended June 30, 2003.  This was primarily due to the average price of fuel increasing to $1.26 per gallon during the six months ended June 30, 2004, from $1.14 per gallon for the six months ended June 30, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 20.0% to 2.4¢ for the six months ended June 30, 2004, from 3.0¢ for the six months ended June 30, 2003. The decrease was primarily related to the Company’s elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement, along with the increase in stage lengths flown by the Company’s regional jets.

Interest expense increased to approximately $8.4 million during the six months ended June 30, 2004, from approximately $3.7 million during the six months ended June 30, 2003.  The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve month period ended June 30, 2004.

Liquidity and Capital Resources

The Company had working capital of $524.8 million and a current ratio of 4.3:1 at June 30, 2004, compared to working capital of $518.4 million and a current ratio of 4.4:1 at December 31, 2003. The principal sources of funds during the six months ended June 30, 2004 were $83.0 million provided by operating activities, $34.5 million of proceeds from the issuance of long-term debt and $4.6 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option and employee stock purchase plans.  During the six months ended June 30, 2004, the Company invested $88.5 million in flight equipment, $40.1 million in marketable securities, $14.7 million in buildings and ground equipment and $2.1 million in other assets.  The Company made principal payments on long-term debt of $15.7 million and paid $2.9 million in cash dividends.  These factors resulted in a $41.9 million decrease in cash and cash equivalents during the six months ended June 30, 2004.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $397.6 million at June 30, 2004, compared to $358.8 million at December 31, 2003.  The increase in marketable securities was due to the Company’s  cash management policies as excess cash is invested in marketable securities.

At June 30, 2004, the Company’s total capital mix was 60.9% equity and 39.1% debt, compared to 60.5% equity and 39.5% debt at December 31, 2003.  The change in the total capital mix during the past six months reflected the Company’s incurrence of approximately $34.5 million of debt financing related to CRJ200s acquired by the Company during 2004.  The financing agreements associated with the new CRJ200s permit the Company to refinance the debt into long-term lease agreements with third-party lessors.

The Company expended approximately $49.7 million for aircraft related capital expenditures during the six months ended June 30, 2004. These expenditures consisted primarily of $22.9 million for rotable spares, $8.1 million for engine overhauls, $2.0 million for aircraft improvements, and $16.7 million for buildings, ground equipment and other assets.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 3.75% at June 30, 2004.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

At June 30, 2004 and December 31, 2003, the Company classified $9.2 million of cash as restricted cash on the condensed consolidated balance sheets as required by the Company’s workers compensation policy.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Jul-Dec 2004	2005	2006	2007	2008	2009	Thereafter

Firm aircraft	$990,000	$468,000	$522,000	$—	$—	$—	$—	$—
Commitments
Operating lease payments for Aircraft and Facility Obligations	1,794,800	78,992	157,453	166,754	159,277	157,555	162,434	912,335
Principal maturities on long-term debt	512,444	16,626	32,588	29,942	30,835	31,848	32,919	337,686
Total commitments and obligations	$3,297,244	$563,618	$712,041	$196,696	$190,112	$189,403	$195,353	$1,250,021

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include 10 additional CRJ200s and two additional CRJ700s, bringing the total order for the Company’s United Express operations to 32 CRJ700s and 10 additional CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of June 30, 2004, consisted of orders for 27, 70-seat CRJ700s scheduled for delivery through May 2005 and eight CRJ200s scheduled for delivery through December 2004.  Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $468 million through December 31, 2004 and $522 million from January 1, 2005 through May 31, 2005.  The Bombardier contract also includes options for another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities on the Company’s condensed consolidated balance sheets.    At June 30, 2004, the Company had 141 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.8 billion at June 30, 2004.  At a 7.0% discount factor, the present value of these lease obligations would have been equal to approximately $1.2 billion at June 30, 2004.

As part of the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

The Company’s total long-term debt at June 30, 2004 was $512.4 million, of which $504.3 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.1 million related to the Company’s corporate office building.  During the six months ended June 30, 2004, the Company acquired two new CRJ200s from proceeds from the issuance of long-term debt of $34.5 million.  The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.1% at June 30, 2004.

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

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would likely decline.  At June 30, 2004, the Company had variable rate notes representing 72.7% of its total long-term debt compared to 75.8% of its long-term debt at June 30, 2003.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $942,000 in interest expense and received $1,167,000 in additional interest income for the three months ended June 30, 2004 and an additional $2,338,000 in interest expense and received $1,896,000 in additional interest income for the six months ended June 30, 2004.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and the Company’s Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2004.  Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Securities and Exchange Commission

Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses.  In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002.  The restated financial information, together with a discussion of the change in accounting method, was presented in the Company’s Amendment No. 1 on Form 10-K/A for the Year Ended December 31, 2001 and Amendments No. 1 on Forms 10-Q/A for the Quarters Ended June 30, 2002 and June 30, 2002.  The staff of the Securities and Exchange Commission is investigating facts pertaining to the Company’s change in accounting method and other changes presented in the restatement of the Company’s financial statements.  During the spring of 2004, the staff and counsel for the Company and its officers engaged in discussions regarding potential resolution of the investigation.  Those discussions have not resolved the investigation and the staff has indicated its intention to continue the investigation.  The Company and its officers intend to continue to cooperate with the staff in the investigation.

Item 4:  Submission of Matters to a Vote of Security Holders

On May 14, 2004 the Company held its 2004 Annual Meeting of Shareholders at which the Company’s shareholders considered and voted as follows on the items described below:

1.               The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of the Company’s shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld/Abstentions
W. Steve Albrecht	46,451,402	722,456
Jerry C. Atkin	46,055,567	1,118,291
J. Ralph Atkin	34,821,818	12,552,042
Sidney J. Atkin	35,004,847	12,169,011
Mervyn K. Cox	46,171,520	1,002,338
Ian M. Cumming	46,168,150	1,005,708
Steven F. Udvar-Hazy	34,849,383	12,324,475
Hyrum W. Smith	46,170,216	1,003,642
Robert G. Sarver	46,327,509	846,349

2.               The shareholders also considered a proposal to ratify the appointment by the Company’s Board of Directors of Ernst & Young, LLP as the Company’s independent public accountants for the fiscal year ended December 31, 2004.  There were 46,617,244 votes cast in favor, 524,194 votes cast against and 32,420 votes withheld.

Item 6: Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibit No.	Description
Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

(b)                                  Reports on Form 8-K

Items Reported	Date of Event	Description

Items 7 & 12	April 21, 2004	“SkyWest Announces First Quarter 2004 Earnings,” together with related unaudited financial and operating highlights

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC.
Registrant

August 4, 2004	BY:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer