Form 10-K/A
period 2003-12-31
SKYWEST INC
filed 2004-09-20
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) June 30, 2003 was approximately $1,012,806,926.

As of March 8, 2004, there were 58,015,296 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement used in connection with the solicitation of proxies voted at the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 on Form 10-K/A (this “Amendment”) to the Annual Report on Form 10-K of SkyWest, Inc. for the year ended December 31, 2003, as amended by Amendment No. 1 thereto, is to refile the certification for the chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act, Exhibit 32.2, to specify the appropriate year to which the certification applies.

All subsequent references to the Annual Report on Form 10-K for SkyWest, Inc. for the year ended December 31, 2003 shall refer to the initial Form 10-K, as amended by Amendment No. 1 thereto and this Amendment.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c) Exhibits.

Number	Exhibit	Incorporated by Reference	Filed Herewith
32.2	Certification of Chief Financial Officer		X

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized, on September 17, 2004.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President, Chief Financial Officer and Treasurer