Form 10-Q
period 2004-09-30
SKYWEST INC
filed 2004-11-09
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes       ☒       No       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes       ☒       No       ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2004
Common stock, no par value	57,447,189

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

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2004	December 31, 2003
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$44,406	$112,407
Marketable securities	444,191	358,827
Restricted cash	9,160	9,160
Income tax receivable	45,604	62,908
Receivables, net	48,797	12,192
Inventories	33,244	26,080
Prepaid aircraft rents	57,838	52,958
Other current assets	33,227	35,836
Total current assets	716,467	670,368

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,037,759	968,581
Deposits on aircraft	76,524	58,500
Buildings and ground equipment	98,260	81,351
	1,212,543	1,108,432
Less-accumulated depreciation and Amortization	(313,592)	(264,514)
	898,951	843,918

OTHER ASSETS	16,464	14,924
Total assets	$1,631,882	$1,529,210

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2004	December 31, 2003
	(unaudited)

CURRENT LIABILITIES:
Current maturities of long-term debt	$33,371	$30,877
Accounts payable	52,704	46,458
Accrued salaries, wages and benefits	31,714	27,071
Accrued aircraft rents	25,667	28,471
Taxes other than income taxes	8,891	5,572
Other current liabilities	17,478	13,510
Total current liabilities	169,825	151,959

LONG-TERM DEBT, less current maturities	474,286	462,773

DEFERRED INCOME TAXES PAYABLE	179,065	154,906

DEFERRED AIRCRAFT CREDITS	51,767	50,509

STOCKHOLDERS’ EQUITY:
Preferred stock	—	—
Common stock	332,025	327,028
Retained earnings	457,932	402,469
Treasury stock	(32,551)	(20,285)
Accumulated other comprehensive loss, net of tax	(467)	(149)
Total stockholders’ equity	756,939	709,063
Total liabilities and stockholders’ equity	$1,631,882	$1,529,210

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Operating revenues:
Passenger	$303,802	$228,974	$816,677	$646,290
Ground handling and other	4,463	1,516	12,679	4,256
	308,265	230,490	829,356	650,546
Operating expenses:
Flying operations	155,547	103,777	406,244	307,068
Customer service	45,941	34,198	129,922	101,909
Maintenance	32,453	22,141	81,365	57,879
Depreciation and amortization	19,221	19,179	57,448	54,514
General and administrative	16,011	13,856	42,997	37,390
Promotion and sales	1,150	2,106	3,422	12,152
	270,323	195,257	721,398	570,912
Operating income	37,942	35,233	107,958	79,634
Other income (expense):
Interest income	2,474	2,767	6,554	8,337
Interest expense	(4,951)	(3,364)	(13,340)	(7,112)
	(2,477)	(597)	(6,786)	1,225
Income before income taxes	35,465	34,636	101,172	80,859
Provision for income taxes	14,186	13,508	40,469	31,535
Net income	$21,279	$21,128	$60,703	$49,324

Basic earnings per share	$0.37	$0.37	$1.05	$0.85
Diluted earnings per share	$0.37	$0.36	$1.04	$0.85
Weighted average common shares:
Basic	57,909	57,837	57,991	57,709
Diluted	58,206	58,423	58,478	58,037

Dividends declared per share	$0.03	$0.02	$0.09	$0.06

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

NET CASH PROVIDED BY OPERATING ACTIVITIES	$129,143	$130,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(306,931)	(286,403)
Sales and maturities of marketable securities	221,249	237,544
Acquisition of property and equipment:
Aircraft and rotable spares	(73,739)	(442,243)
Deposits on aircraft, net	(21,112)	(31,394)
Buildings and ground equipment	(16,909)	(2,331)
Increase in other assets	(2,261)	(7,337)
NET CASH USED IN INVESTING ACTIVITIES	(199,703)	(532,164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	34,450	401,434
Principal payments on long-term debt	(20,443)	(19,216)
Proceeds from sale/lease back transactions	—	33,155
Purchase of treasury stock	(11,387)	—
Payment of cash dividends	(4,650)	(3,458)
Proceeds from issuance of common stock	4,589	4,605
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,559	416,520

Increase (decrease) in cash and cash equivalents	(68,001)	14,531
Cash and cash equivalents at beginning of period	112,407	130,960
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$44,406	$145,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$14,121	$9,134
Income taxes	$3,703	$12,780

NON-CASH INVESTING AND FINANCING ACTIVITIES
Aircraft and rotable spares acquired through interim financing	$—	$95,685
Deposits applied to delivered aircraft	$3,088	$72,066

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options and shares of common stock purchased under the employee stock option plan and stock purchase plan has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended September 30, 2004 and 2003: a risk-free interest rate of 2.75% for 2004 and 2.56% for 2003, a volatility factor of the expected common stock price of .422 for 2004 and ..603 for 2003, a weighted average expected life of four years for the stock options for all the quarters presented and an expected annual dividend rate of 0.63% for 2004 and 0.76% for 2003. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003

Net income:
As reported	$21,279	$21,128	$60,703	$49,324
Options expensed (net of taxes)	1,736	2,086	5,132	5,829
Pro forma	$19,543	$19,042	$55,571	$43,495
Net income per common share:
Basic as reported	$0.37	$0.37	$1.05	$0.85
Basic pro forma	$0.34	$0.33	$0.96	$0.75

Diluted as reported	$0.37	$0.36	$1.04	$0.85
Diluted pro forma	$0.34	$0.33	$0.95	$0.75

Note C — Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company’s position in marketable securities as of September 30, 2004 and December 31, 2003 was as follows (in thousands):

	September 30, 2004		December 31, 2003
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$16,713	$16,713	$15,318	$15,318
Government bond funds	282,567	281,775	262,790	262,345
Corporate and other notes	131,177	131,116	59,984	60,117
Asset backed securities	14,461	14,536	20,395	20,390
Other	51	51	584	657
	444,969	444,191	359,071	358,827
Unrealized (depreciation)	(778)	—	(244)	—
Total	$444,191	$444,191	$358,827	$358,827

Marketable securities had the following maturities as of September 30, 2004 (in thousands):

Maturities	Amount
Year 2004	253,012
Years 2005 through 2006	92,334
Thereafter	98,845

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the right to redeem the securities within the next year.

Note D —Change in Accounting Estimates

During the first quarter of 2004, the Company changed its estimate of depreciable lives on rotable spares from five years to ten years and maintained the residual value of zero percent.  The impact of this change increased the Company’s pretax income for the three and nine months ended September 30, 2004 by $2,924,000 and $8,535,000, respectively.  The impact of this change, net of tax, increased the Company’s net income for the three and nine months ended September 30, 2004 by $1,755,000 ($0.03 per share, basic and diluted) and $5,121,000 ($0.09 per share, basic and diluted), respectively.

Note E — Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program.  The Company uses the direct expense method of accounting for its Canadair 50-seat Regional Jet (“CRJ200”) engine overhauls where the expense is recorded when the overhaul event occurs.  Effective for the quarter ended June 30, 2004, the Company completed negotiations and signed an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for engines on its CRJ-700 regional jet aircraft. Under the terms of the agreement, the Company expects to pay a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain exclusions.  During the quarter ended September 30, 2004, the Company recorded expenses of approximately $.9 million related to the agreement.  The Company uses the “deferral method” of accounting for its 30-seat Embraer Brasilia EMB 120 (“EMB120”) engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine.  The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Note F — Passenger and Ground Handling Revenue

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”) and Continental Airlines, Inc. (“Continental”), revenue is considered earned when the flight is completed.

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 2000.  Effective August 1, 2003, essentially all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate” flying.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding regarding rates, terms and conditions under which the Company will operate as a Delta Connection during 2004.  Consequently, revenues under the Delta arrangement for the six months ended June 30, 2004 were recorded based on the terms of the conceptual understanding.  During the quarter ended September 30, 2004, the Company and Delta finalized the compensation rates applicable to calendar 2004. No material adjustments resulted from the finalization of the 2004 rates.  Under the finalized agreement, the Company’s regional jet flying is compensated primarily on a fee-per-completed-block hour and departure basis plus reimbursements for fuel and other costs pursuant to the ten-year agreement.  The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.

The Delta Connection Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the Delta Connection Agreement is rental income, inasmuch as the Delta Connection Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the Delta Connection Agreement was $18.1 million for the quarter ended September 30, 2004 and $54.4 million for the nine months ended September 30, 2004.  These amounts have been included in passenger revenue on the Company’s condensed consolidated statements of income.

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

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement was $30.0 million for the quarter ended September 30, 2004 and $82.2 million for the nine months ended September 30, 2004.  These amounts have been included in passenger revenue on the Company’s condensed consolidated statements of income.

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

Note G — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended September 30, 2004 and 2003, 3,848,000 and 2,752,000 options, respectively, were excluded from the computation of Diluted EPS.  During the nine months ended September 30, 2004 and 2003, 3,857,000 and 3,029,000 options, respectively, were excluded from the computation of Diluted EPS because they had an antidilutive effect on net income.

The following table sets forth the computations of Basic and Diluted EPS for the periods indicated (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Numerator
Net Income	$21,279	$21,128	$60,703	$49,324

Denominator
Weighted average number of common shares outstanding	57,909	57,837	57,991	57,709
Effect of outstanding stock options	297	586	487	328
Weighted average number of shares for Diluted net income per common share	58,206	58,423	58,478	58,037

Basic earnings per share	$0.37	$0.37	$1.05	$0.85
Diluted earnings per share	$0.37	$0.36	$1.04	$0.85

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net Income	$21,279	$21,128	$60,703	$49,324
Unrealized appreciation (depreciation) on marketable securities, net of tax	1,077	270	(318)	1,183

Comprehensive income	$22,356	$21,398	$60,385	$50,507

Note I – Long-term Debt

As of the dates set forth below, the Company’s long-term debt consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% through 2019, secured by aircraft	$116,929	$120,330
Notes payable to banks, due in semi-annual installments plus interest at 6.10% at September 30, 2004 and 6.09% at December 31, 2003 through 2020, secured by aircraft	100,000	103,350
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% through 2019, secured by aircraft	83,010	85,168
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	59,230	61,206
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus 0.75% through 2019, secured by aircraft	57,007	59,424
Notes payable to banks, due in monthly installments plus interest of 6.09% through 2020, secured by aircraft	33,470	—
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	16,759	18,160
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	13,886	14,298
Note payable to bank, due in semi-annual installments plus interest based on six-month LIBOR plus 0.60% through 2016, secured by aircraft	13,555	13,876
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	7,978	8,319
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	4,768	7,528
Other notes payable, secured by aircraft	1,065	1,991
	507,657	493,650
Less current maturities	(33,371)	(30,877)
	$474,286	$462,773

The aggregate amounts of principal maturities of long-term debt stated in calendar year ends except as noted were as follows (in thousands):

October through December 2004	$11,839
2005	32,588
2006	29,942
2007	30,835
2008	31,848
2009	32,919
Thereafter	337,686

The Company’s total long-term debt at September 30, 2004 was $507.7 million, of which $499.7 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.0 million related to the construction of the Company’s corporate office building. During the quarter ended March 31, 2004, the Company acquired two new CRJ200s from proceeds from issuance of long-term debt of $34.5 million.  The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.2% at September 30, 2004.

As of September 30, 2004, the Company had available $10,000,000 in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.50%.  The line of credit provides for a total of $10,000,000 available for borrowings or letters of credit with the same institution. The Company had $7,403,000 of letters of credit and no borrowings outstanding under this line of credit as of September 30, 2004. Additionally, the Company had $1,515,000 of letters of credit outstanding with another bank at September 30, 2004.

Note J – Income Taxes

The Company’s income tax receivable of $45.6 million as of September 30, 2004 and $62.9 million as of December 31, 2003 were primarily generated through accelerated bonus depreciation of owned aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

Note K – Commitments and Contingencies

The Company leases 151 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The space leveraged lease documents for aircraft typically include a general tax indemnity provision, pursuant to which the Company agrees to indemnify the aircraft owner participant (a third party) for two primary items outside the Company’s control.  First the Company has agreed to provide indemnification for changes in the United States withholding tax rates for payments made to lenders.  Second, the Company has agreed to provide indemnification for changes in the United States federal income tax laws as they relate to the applicable financing.  Because, management believes that the probability of the Company becoming obligated to pay any amount pursuant to these indemnities is remote, and any related potential liability would be immaterial, the Company has not accrued any amounts related to these indemnifications.  In the event United States withholding or other income tax changes occur, the Company has obtained several concessions which would limit its ultimate exposure under these indemnities.  First, the parties to the leveraged lease documents have agreed to mitigate any adverse consequences to the Company; second, the Company has obtained the right to refinance the aircraft (resulting in termination of the leveraged lease arrangement and a substantial reduction in its exposure to indemnification claims), and third, the Company maintains the right to purchase the aircraft (also terminating the lease arrangement and reducing its exposure to indemnification claims.

Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year stated in calendar years except as noted (in thousands):

October through December 2004	$50,966
2005	171,452
2006	177,695
2007	182,684
2008	173,886
2009	178,769
Thereafter	1,054,813
$1,990,265

On September 15, 2003, the Company announced the completion of a firm order for 30 CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include ten additional CRJ 200s and two additional CRJ700s, bringing the total order for the Company’s United Express operation to 32 CRJ700s and ten CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of September 30, 2004, consisted of orders for 25, 70-seat CRJ700s scheduled for delivery through

May 2005.  Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $125 million through December 31, 2004 and $647 million from January 1, 2005 through May 31, 2005.  The Company’s agreement with Bombardier, Inc. also includes options for another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.  The Company intends to satisfy this firm aircraft commitment, as well as acquisition of any additional aircraft, through a combination of leveraged lease, operating lease and debt financing, consistent with its historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, management currently believes it will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for its operating activities.

Note L – Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities.  As of September 30, 2004, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters is as follows:

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

Note M – Emergency War Time Supplemental Appropriations Act

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provided for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provided for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through August 31, 2004.  The Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company’s agreements with those partners.  Accordingly, these amounts have been recorded as other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2004.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through its wholly owned subsidiary, SkyWest Airlines, Inc. (“SkyWest”), operates one of the larger independent regional airlines in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,300 daily departures to 116 cities in 31 states and three Canadian provinces.  Additionally, SkyWest provides customer handling services for approximately nine other airlines throughout SkyWest’s system.  SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub effective on July 1, 2003.  In 2004, SkyWest expanded its United Express operations to provide service in Chicago.  Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and Dallas/Fort Worth, as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest and as a Continental Connection carrier in Houston.  SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet.  As of September 30, 2004, approximately 42% of SkyWest’s capacity (measured in available seat miles or “ASMs”) was operated under the Delta code, approximately 57% was operated under the United code and approximately 1% was operated under the Continental code.  As of September 30, 2004, SkyWest operated a fleet of 74 EMB120s, 121 CRJ200s and seven CRJ 700s.

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

On September 8, 2004, Delta, in a press release, outlined key elements of a transformation plan that included the dehubbing of its Dallas/Fort Worth hub.  As a result, Delta has requested that the Company re-deploy seven CRJ-200 regional jet aircraft back to its Salt Lake City hub where Delta has indicated it will strengthen its presence.  The Company anticipates that all departures and operations related to these seven aircraft will relocate to the Company’s Salt Lake City hub effective February 2005.

During the quarter ended March 31, 2004, the Company and Delta reached a conceptual understanding on rates, terms and conditions under which the Company will operate as a Delta Connection carrier during 2004 and for future periods.  Consequently, revenues under the Delta arrangement for the six months ended June 30, 2004 have been recorded based upon the rates, terms and conditions of the conceptual understanding.  During the quarter ended September 30, 2004, the Company and Delta finalized the reimbursement rates for Delta Connection flying for calendar 2004 and recorded revenues based on the finalized rates. No material adjustments resulted from the finalization of the 2004 rates.  The Company and Delta are continuing to negotiate other changes to the definitive agreement that would provide for multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties (See Note F- Passenger and Ground Handling Revenue).

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include ten additional CRJ200s and two additional CRJ700s, bringing the total order for United Express operations to 32 CRJ700s and 10 CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of September 30, 2004, consisted of orders for 25, CRJ700s scheduled for delivery through May 2005.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $125 million through December 31, 2004 and $647 million from January 1, 2005 through May 31, 2005.  Additionally, the Company’s agreement with Bombardier, Inc. includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.  The Company currently anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code.  During September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy on or before June 30, 2005, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

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

The Company has been, and will continue to be, significantly impacted by the troubled financial condition of its major partners

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  During September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy on or before June 30, 2005, it could still file for liquidation under Chapter 7 of the Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

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

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its agreements with Delta, United and Continental.  Any material change in the Company’s contractual relationships with its major partners would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represents only a portion of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company’s business.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.  In addition, the Company’s contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company’s revenues.  The Company’s rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement without notice if the Company does not perform at certain levels.  The Company’s current Delta Connection agreement expires in 2008; however, Delta can terminate the agreement without cause upon 180 days notice.  The agreement with Continental can be terminated by either party upon 90 days notice.

Maintenance costs will likely increase as the age of the Company’s regional jet fleet increases

Because the average age of SkyWest’s CRJ200s is approximately 2.6 years, SkyWest’s aircraft require less maintenance now than they will in the future. The Company has incurred relatively low maintenance expenses on its regional jet fleet because most of the parts on SkyWest’s regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company’s maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest’s fleet ages and these warranties expire.

The Company has a significant amount of contractual obligations

As of September 30, 2004, the Company had $507.7 million in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of EMB120 and CRJ200 aircraft.  The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At September 30, 2004, the Company had 151 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.99 billion at September 30, 2004.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.26 billion at September 30, 2004.

As of September 30, 2004, the Company had commitments of approximately $800 million to purchase 25 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from October 2004 through May 2005.  Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates subleasing these seven aircraft from Delta.  The Company’s high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

While Management believes the Company currently has adequate internal control procedures in place, the Company is still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002

The Company's management is currently evaluating the internal control systems in order to allow management to report on and the Company's independent registered public accounting firm to attest to, the Company's controls, as required by Section 404 of the Sarbanes-Oxley Act.  The Company is performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404.  As a result, of this evaluation, the Company is incurring additional expenses and a diversion of management's time.  While the Company anticipates being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, the Company cannot be certain as to the timing of completion of its evaluation, testing and remediation actions or the impact of the same on its operation since there is no precedent available by which to measure compliance adequacy.  If the Company is not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, the Company might be subject to investigation by regulatory authorities and a loss of public confidence in its internal controls, which could adversely affect its financial results and the market price of its common stock.

The Company’s reliance on only three aircraft types exposes the Company to a number of potentially significant risks

As of September 30, 2004 the Company had a fleet of 74 EMB120s, 121 CRJ200s and seven CRJ700s.  During the quarter ended September 30, 2004, 78.9% of the Company’s ASMs were flown using CRJ200s, 14.1% of the Company’s ASMs were flown using

EMB120s and 7.0% of the Company’s ASMs were flown using CRJ700s.  Additionally, as of September 30, 2004, the Company had agreements to acquire 25 CRJ700s and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90 seat configurations.  The Company presently anticipates that delivery dates for the 80 options on either 70 or 90 seat CRJ700s could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.  The Company is subject to numerous risks related to its current fleet and the ability to operate the additional aircraft that could materially or adversely affect its operations and financial condition, including:

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

•                  the issuance of FAA directives restricting or prohibiting the use of EMB120s, CRJ200s or CRJ700s; or,

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

Significant Accounting Policies

The preparation of the condensed consolidated financial statements set forth in Part I, Item 1 of this Report requires the Company’s management to make estimates and judgments that affect the Company’s financial position and results of operations.  For additional information regarding the Company’s significant accounting policies, see Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  Critical accounting estimates are defined as those that are reflective of significant judgment and uncertainties, and potentially result in materially different results under different assumptions and conditions.  The Company has identified the following critical accounting estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed.

During the six months ended June 30, 2004, the Company and Delta had a conceptual understanding regarding rates, terms and conditions for contract flying under which the Company operated as a Delta Connection carrier.  Consequently, revenues under the Delta arrangement for the six months ended June 30, 2004 were recorded based on the terms of the conceptual understanding.  During the quarter ended September 30, 2004, the Company finalized the contract rates with Delta for calendar 2004.  No material adjustment resulted from the finalization of the rates for 2004.  Under the terms of the Delta rate agreement for 2004 the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and other costs.  The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.

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

Long-lived Assets

As of September 30, 2004, the Company had approximately $899 million of property and equipment and related assets. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset. In 2002 and 2003, due to volatile economic conditions and indications of declining aircraft market values, the Company evaluated whether the book value of the Company’s aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  No impairment was necessary based on the results of the evaluations.

There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

Quarter Ended September 30, 2004 and 2003

Operating Statistics.  The following table sets forth the major operational statistics of the Company and the percentage-of-change for the quarters identified below.

	Three months ended September 30,
	2004		2003		% Change

Passengers carried	3,769,737		2,918,244		29.2
Revenue passenger miles (000)	1,561,048		1,148,990		35.9
Available seat miles (000)	2,032,212		1,557,928		30.4
Passenger load factor	76.8%		73.8%		3.0	pts
Passenger breakeven load factor	68.6%		63.6%		5.0	pts
Yield per revenue passenger mile	19.5	¢	19.9	¢	(2.0)
Revenue per available seat mile	15.2	¢	14.8	¢	2.7
Cost per available seat mile	13.4	¢	12.7	¢	5.5
Fuel cost per available seat mile	3.5	¢	2.4	¢	45.8
Average passenger trip length (miles)	414		394		5.1

Total ASMs generated by the Company during the quarter ended September 30, 2004 increased 30.4% from the quarter ended September 30, 2003.  The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 202 aircraft as of September 30, 2004, from 177 aircraft as of September 30, 2003.  During the quarter ended September 30, 2004, the Company took delivery of eight new CRJ200s and two new CRJ700s.

Net Income.  Net income increased to $21.3 million, or $0.37 per diluted share, for the quarter ended September 30, 2004, compared to $21.1 million, or $0.36 per diluted share, for the quarter ended September 30, 2003.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.6% of consolidated operating revenues for the quarter ended September 30, 2004, increased 32.7% to $303.8 million for the quarter ended September 30, 2004, from $228.9 million, or 99.3% of consolidated operating revenues, for the quarter ended September 30, 2003.  Passenger revenues, excluding fuel costs, increased 21.6% for the quarter ended September 30, 2004.  The increase in passenger revenues excluding fuel was primarily due to a 30.4% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 202 aircraft as of September 30, 2004, from 177 aircraft as of September 30, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the major partners through the rates contemplated by their respective contracts.  Two additional CRJ700s and eight CRJ200s were placed into service under the Company’s United Express operations during the quarter ended September 30, 2004.  Revenue per ASM increased 2.7% to 15.2¢, from 14.8¢ for the quarter ended September 30, 2003, primarily due to an increase in fuel costs.

Passenger Load Factor.  Passenger load factor increased to 68.6% for the quarter ended September 30, 2004, from 63.6% for the quarter ended September 30, 2003.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of the regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended September 30, 2004, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 26.8% from the same period of 2003.  The increase was primarily a result of a 30.4% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet year-over-year).  Total operating expenses for the quarter ended September 30, 2004 increased at a lower rate than ASM growth, primarily due to the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the past twelve months.

Operating and Interest Expenses. Operating and interest expenses increased 38.6% to $275.3 million for the quarter ended September 30, 2004, compared to $198.6 million for the quarter ended September 30, 2003.  The increase in total operating and interest expenses was due principally to the growth in SkyWest’s regional jet fleet year-over-year.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 89.3% for the quarter ended September 30, 2004, from 86.2% for the quarter ended September 30, 2003.  The decrease in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to the increased stage lengths flown by regional jets and the aggressive cost reduction initiatives implemented by the Company early in 2003.  The most significant of these initiatives included the purchasing of only essential capital items, hiring only essential front line personnel, reducing management and salaried personnel compensation in varying amounts and seeking price reductions from vendors supplying goods and services to the Company.  Operating revenues increased 33.7% for the quarter ended September 30, 2004 compared to the quarter ended September 30, 2003, while total operating and interest expenses increased 38.6% over the same period.  The increase in interest expense was primarily due to the increase in debt financing of the Company’s new regional jets.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 3.9% to 9.9¢ for the quarter ended September 30, 2004, from 10.3¢ for the quarter ended September 30, 2003.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

The following tables set forth information regarding the Company’s operating expense components for the quarter ended September 30, 2004 and 2003.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended September 30,
	2004			2003
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$74,403	24.1	3.7	$57,913	25.1	3.7
Aircraft costs	57,681	18.7	2.8	49,402	21.4	3.2
Maintenance	23,210	7.5	1.1	14,596	6.3	0.9
Fuel	71,756	23.3	3.5	38,154	16.6	2.4
Other airline expenses	43,273	14.0	2.1	35,192	15.3	2.3
Interest	4,951	1.6	0.2	3,364	1.5	0.2
Total airline expenses	$275,274		13.4	$198,621		12.7

The cost per ASM of salaries, wages and employee benefits remained constant at 3.7¢ for the quarters ended September 30, 2004 and September 30, 2003.  The average number of full-time equivalent employees increased 29.6% to 6,397 for the quarter ended September 30, 2004 from 4,937 for the quarter ended September 30, 2003.  The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.8¢ for the quarter ended September 30, 2004, from 3.2¢ for the quarter ended September 30, 2003.  The decrease in costs per ASM was partially due to the Company changing the estimate of depreciable lives on rotable spares from five years to ten years effective January 2004.  This change in estimate increased the Company’s pretax income by $2,924,000 for the three months ended September 30, 2004.  The impact of this change on costs per ASM for the quarter ended September 30, 2004 was 0.1¢ and the remaining decrease was primarily due to the increase in the number of regional jets that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense increased to 1.1¢ for the quarter ended September 30, 2004, from 0.9¢ the quarter ended September 30, 2003.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the change to a direct expense maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company records maintenance expense on its CJR200 engines as it is incurred.  As a result, during the third quarter of 2004, the Company collected and recorded as revenue $6.0 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since there were none incurred.  Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with the Company’s maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in the “Condensed Consolidated Statements of Income”.

The cost per ASM for fuel increased to 3.5¢ for the quarter ended September 30, 2004, from 2.4¢ for the quarter ended September 30, 2003.  This was primarily due to the average price of fuel increasing to $1.53 per gallon during the quarter ended September 30, 2004, from $1.04 per gallon for the quarter ended September 30, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 8.7% to 2.1¢ for the quarter ended September 30, 2004, from 2.3¢ for the quarter ended September 30, 2003. The decrease was primarily related to the Company’s elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement that are now handled directly by United, along with the increase in stage lengths flown by the Company’s regional jets.

Interest expense increased to approximately $4.9 million during the quarter ended September 30, 2004, from approximately $3.4 million during the quarter ended September 30, 2003.  The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve-month period ended September 30, 2004.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provided for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provided for the suspension of passenger and infrastructure fees from September 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through August 2004.  The Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company’s agreements with those partners.  Accordingly, these amounts have been recorded as other current liabilities in the Company’s condensed consolidated balance sheet as of September 30, 2004.

Nine Months Ended September 30, 2004 and 2003

Operating Statistics.  The following table sets forth the major operational statistics and the percentage-of-change for the nine-month periods identified below:

	Nine months ended September 30,
	2004		2003		% Change

Passengers carried	9,811,577		7,752,976		26.6
Revenue passenger miles (000)	4,013,486		3,036,418		32.2
Available seat miles (000)	5,453,588		4,243,571		28.5
Passenger load factor	73.6%		71.6%		2.0	pts
Passenger breakeven load factor	65.2%		63.6%		1.6	pts
Yield per revenue passenger mile	20.3	¢	21.3	¢	(4.7)
Revenue per available seat mile	15.2	¢	15.3	¢	(0.7)
Cost per available seat mile	13.4	¢	13.7	¢	(2.2)
Fuel cost per available seat mile	3.1	¢	2.6	¢	19.2
Average passenger trip length (miles)	409		392		4.3

Total ASMs generated by the Company during the nine months ended September 30, 2004 increased 28.5% from the nine months ended September 30, 2003.  The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 202 aircraft as of September 30, 2004, from 177 aircraft as of September 30, 2003.  During the nine months ended September 30, 2004, the Company took delivery of twelve new CRJ200s and seven new CRJ700s.

Net Income.  Net income increased to $60.7 million, or $1.04 per diluted share, for the nine months ended September 30, 2004, compared to $49.3 million, or $0.85 per diluted share, for the nine months ended September 30, 2003.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.5% of consolidated operating revenues for the nine months ended

September 30, 2004, increased 26.4% to $816.7 million for the nine months ended September 30, 2004, from $646.3 million or 99.3% of consolidated operating revenues for the nine months ended September 30, 2003.  Passenger revenues, excluding fuel costs, increased 20.2% for the nine months ended September 30, 2004.  The increase in passenger revenue excluding fuel was primarily due to a 28.5% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 202 aircraft as of September 30, 2004, from 177 aircraft as of September 30, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the major partners through the rates contemplated by their respective contracts.  Twelve additional CRJ200s and seven additional CRJ700s were placed into service under the Company’s United Express operations during the nine months ended September 30, 2004.  Revenue per ASM decreased 0.7% to 15.2¢, from 15.3¢ for the nine months ended September 30, 2003, primarily due to an increase in ASMs produced by CRJ200s and CRJ700s (resulting in lower revenue per ASM pursuant to the terms of the Company’s agreements with Delta and United).

Passenger Load Factor.  Passenger load factor increased to 73.6% for the nine months ended September 30, 2004, from 71.6% for the nine months ended September 30, 2003.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of its regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the nine months ended September 30, 2004, excluding fuel charges (which are reimbursable by the Company’s major partners), increased approximately 20.3% from the same period of 2003.  The increase was primarily a result of a 28.5% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet year-over-year).  Total operating expenses for the nine months ended September 30, 2004 increased at a lower rate than ASMs due to the increased stage lengths flown by the regional jets and the aggressive cost reduction initiatives implemented by the Company during the 12 months ended September 30, 2004

Operating and Interest Expenses. Operating and interest expenses increased 27.1% to $734.7 million for the nine months ended September 30, 2004, compared to $578.0 million for the nine months ended September 30, 2003.  The increase in total operating and interest expenses was due principally to the growth in SkyWest’s regional jet fleet year-over-year.  As a percentage of consolidated operating revenues, total operating and interest expenses decreased to 88.6% for the nine months ended September 30, 2004, from 88.9% for the nine months ended September 30, 2003.  The decrease in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to the increased stage lengths flown by regional jets and the aggressive cost reduction initiatives implemented by the Company early in 2003.  The most significant of these initiatives included the purchasing of only essential capital items, hiring only essential front line personnel, reducing management and salaried personnel compensation in varying amounts and seeking price reductions from vendors supplying goods and services to the Company.  Operating revenues increased 27.5% for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, while total operating and interest expenses increased 27.1% over the same period.  The increase in interest expense was also primarily due to the increase in debt financing of the Company’s new regional jets.  Airline operating and interest expense excluding fuel charges, per ASM decreased 7.2% to 10.3¢ for the nine months ended September 30, 2004, from 11.1¢ for the nine months ended September 30, 2003.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

The following tables set forth information regarding the Company’s operating expense components for the nine-month periods ended September 30, 2004 and 2003.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Nine months ended September 30,
	2004			2003
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$206,668	24.9	3.8	$164,691	25.3	3.9
Aircraft costs	163,232	19.7	3.0	145,249	22.3	3.4
Maintenance	55,112	6.6	1.0	36,230	5.6	0.9
Fuel	170,884	20.6	3.1	109,240	16.8	2.6
Other airline expenses	125,502	15.1	2.3	115,502	17.8	2.7
Interest	13,340	1.6	0.2	7,112	1.1	0.2
Total airline expenses	$734,738		13.4	$578,024		13.7

The cost per ASM of salaries, wages and employee benefits decreased to 3.8¢ for the nine months ended September 30, 2004, compared to 3.9¢ for the nine months ended September 30, 2003.  The decrease was primarily the result of the increase in stage lengths flown by regional jets.  The average number of full-time equivalent employees increased 24.6% to 6,042 for the nine months ended September 30, 2004 from 4,851 for the nine months ended September 30, 2003.  The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.0¢ for the nine months ended September 30, 2004, from 3.4¢ for the nine months ended September 30, 2003.  The decrease in costs per ASM was partially due to the Company changing the estimate of depreciable lives on rotable spares from five years to ten years effective January 2004.  This change in estimate increased the Company’s pretax income by $8,535,000 for the nine months ended September 30, 2004.  The impact of this change on costs per ASM for the nine months ended September 30, 2004 was 0.2¢ and the remaining decrease was primarily due to the increase in the number of regional jets that were added to SkyWest’s fleet during the past twelve months.

The cost per ASM for maintenance expense increased to 1.0¢ for the nine months ended September 30, 2004, compared to 0.9¢ for the nine months ended September 30, 2003.  The increase in cost per ASM was primarily attributable to the timing of certain maintenance-related events.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the change to a time and materials maintenance policy, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company records maintenance expense on its CRJ200 engines as it is incurred.  As a result, during the first nine months of 2004, the Company collected and recorded as revenue $17.0 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since there were none incurred.  Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with the Company’s maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in the “Condensed Consolidated Statements of Income”.

The cost per ASM for fuel increased to 3.1¢ for the nine months ended September 30, 2004, from 2.6¢ for the nine months ended September 30, 2003.  This was primarily due to the average price of fuel increasing to $1.36 per gallon during the nine months ended September 30, 2004, from $1.11 per gallon for the nine months ended September 30, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 14.8% to 2.3¢ for the nine months ended September 30, 2004, from 2.7¢ for the nine months ended September 30, 2003. The decrease was primarily related to the Company’s elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement, along with the increase in stage lengths flown by the Company’s regional jets.

Interest expense increased to approximately $13.3 million during the nine months ended September 30, 2004, from approximately $7.1 million during the nine months ended September 30, 2003.  The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve-month period ended September 30, 2004.

Liquidity and Capital Resources

The Company had working capital of $546.6 million and a current ratio of 4.2:1 at September 30, 2004, compared to working capital of $518.4 million and a current ratio of 4.4:1 at December 31, 2003. The principal sources of funds during the nine months ended September 30, 2004 were $129.1 million provided by operating activities, $34.5 million of proceeds from the issuance of long-term debt and $4.6 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option and employee stock purchase plans.  During the nine months ended September 30, 2004, the Company invested $94.8 million in flight equipment, $85.7 million in marketable securities, $16.9 million in buildings and ground equipment and $2.3 million in other assets.  The Company made principal payments on long-term debt of $20.4 million, repurchased common stock for approximately $11.4 million and paid $4.7 million in cash dividends.  These factors resulted in a $68.0 million decrease in cash and cash equivalents during the nine months ended September 30, 2004.

The Company’s receivables have increased by approximately $36.6 million from September 30, 2004 from December 31, 2003.  The increase is primarily due to the increase in the price of fuel during the quarter and the repayment method within the Company’s contracts with its major partners.  Under the contracts, the Company receives weekly wire transfers based on estimated production and fuel costs, which payments are subsequently reconciled after quarter end.  During the three months ended September 30, 2004, the actual price of fuel exceeded the Company’s initial estimates and increased the amount of the Company’s receivables.  Subsequent to quarter end, the Company received a significant portion of the accounts receivable reported at quarter end.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $444.2 million at September 30, 2004, compared to $358.8 million at December 31, 2003.  The increase in marketable securities was due primarily to the Company’s cash management policies as excess cash is invested in marketable securities.

At September 30, 2004, the Company’s total capital mix was 61.5% equity and 38.5% debt, compared to 60.5% equity and 39.5% debt at December 31, 2003.  The change in the total capital mix during the past nine months reflected the Company’s incurrence of approximately $34.5 million of debt financing related to CRJ200s acquired by the Company during 2004.  The financing agreements associated with the new CRJ200s permit the Company to refinance the debt into long-term lease agreements with third-party lessors.

The Company expended approximately $57.7 million for aircraft related capital expenditures during the nine months ended September 30, 2004. These expenditures consisted primarily of $22.8 million for rotable spares, $10.8 million for engine overhauls, $4.9 million for aircraft improvements, and $19.2 million for buildings, ground equipment and other assets.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 4.50% at September 30, 2004.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

At September 30, 2004 and December 31, 2003, the Company classified $9.2 million of cash as restricted cash on the condensed consolidated balance sheets as required by the Company’s workers compensation policy.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2004	2005	2006	2007	2008	2009	Thereafter

Firm aircraft	$772,000	$125,000	$647,000	$—	$—	$—	$—	$—
Commitments
Operating lease payments for Aircraft and Facility Obligations	1,990,265	50,966	171,452	177,695	182,684	173,886	178,769	1,054,813
Principal maturities on long-term debt	507,657	11,839	32,588	29,942	30,835	31,848	32,919	337,686
Total commitments and obligations	$3,269,922	$187,805	$851,040	$207,637	$213,519	$205,734	$211,688	$1,392,499

On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations.  On February 10, 2004, the Company amended the order to include 10 CRJ200s and two additional CRJ700s, bringing the total order for the Company’s United Express operations to 32 CRJ700s and 10 additional CRJ200s.  The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005.  The Company’s firm aircraft orders, as of September 30, 2004, consisted of orders for 25, 70-seat CRJ700s scheduled for delivery through May 2005.  Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005.  The Company anticipates that the seven additional CRJ200s will be owned by Delta and subleased to the Company.  Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $125 million through December 31, 2004 and $647 million from January 1, 2005 through May 31, 2005.  The Company has also obtained options to acquire another 80 regional jet aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

The Company has not historically funded a substantial portion of its aircraft acquisitions with working capital.  Rather, the Company has generally funded its aircraft acquisitions through a combination of leveraged lease, operating lease and debt financing.  At the time of each aircraft acquisition, The Company has evaluated the financing alternatives available, and selected one or more of these methods to fund the acquisition.  Subsequent to this initial acquisition of an aircraft, the Company may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

At present, the Company’s management intends to satisfy its 2005 firm aircraft purchase commitment, as well as its acquisition of any additional aircraft, through a combination of leveraged lease, operating lease and debt financing, consistent with its historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, the Company’s management currently believes it will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for its operating activities.

The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities on the Company’s condensed consolidated balance sheets.  At September 30, 2004, the Company had 151 aircraft under lease with remaining terms ranging from one to 16 years.  Future minimum lease payments due under all long-term operating leases were approximately $1.99 billion at September 30, 2004.  Assuming a 7.0% interest rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.26 billion at September 30, 2004.

As part of the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft (see Note K – Commitments and Contingencies).

The Company’s total long-term debt at September 30, 2004 was $507.7 million, of which $499.7 million related to the acquisition of EMB120 and CRJ200 aircraft and $8.0 million related to the Company’s corporate office building.  During the nine months ended September 30, 2004, the Company acquired two new CRJ200s from proceeds from the issuance of long-term debt of $34.5 million.  The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was 4.2% at September 30, 2004.

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

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would likely decline.  At September 30, 2004, the Company had variable rate notes representing 73.0% of its total long-term debt compared to 69.2% of its long-term debt at September 30, 2003.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $930,000 in interest expense and received $1,220,000 in additional interest income for the three months ended September 30, 2004 and an additional $2,826,000 in interest expense and received $3,558,000 in additional interest income for the nine months ended September 30, 2004.

Item 4: Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and the Company’s Chief Financial Officer, or CFO, of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2004.  Based on that evaluation, the Company’s management, including its CEO and CFO, concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports filed or submitted by the Company under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Month	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Program
August 5-13	706,627	13.72	706,627	1,993,373
September 3-28	189,029	13.78	189,029	1,804,344
Total shares	895,656		895,656

Item 6:  Exhibits and Reports on Form 8-K

Exhibit No.		Description
Exhibit 31.1		Certification of Chief Executive Officer
Exhibit 31.2		Certification of Chief Financial Officer
Exhibit 32.1		Certification of Chief Executive Officer
Exhibit 32.2		Certification of Chief Financial Officer

(b)	Reports on Form 8-K

Items Reported	Date of Event	Description

Item 7 & 12	July 21, 2004	"SkyWest Announces Second Quarter 2004 Earnings," together with related unauditied financial and operating highlights

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report be signed on its behalf by the undersigned thereunto duly authorized.

SKYWEST, INC.
Registrant

November 8, 2004	BY:	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer