Form 10-K
period 2004-12-31
SKYWEST INC
filed 2005-03-10
CIK 793733

Use these links to rapidly review the document
SKYWEST, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2004
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

        The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on the NASDAQ National Market System) on June 30, 2004 was approximately $929,381,560.

        As of March 8, 2005, there were 57,669,086 shares of Common Stock outstanding.

Documents Incorporated by Reference

        Portions of the Registrant's Proxy Statement to be used in connection with the solicitation of proxies in connection with the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. SkyWest, Inc. (the "Company") may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements encompass the Company's beliefs, expectations, hopes or intentions regarding future events. Words such as "expects," "intends," "believes," "anticipates," "should," "likely" and similar expressions identify forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are made as of the date hereof and are based on information available to the Company as of such date. The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with fluctuations in the economy and the demand for air travel; bankruptcy proceedings involving United Airlines, Inc.; ongoing negotiations between the Company and its major partners regarding their contractual relationships; variations in market and economic conditions; employee relations and labor costs; the degree and nature of competition; the Company's ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures; and other unanticipated factors. Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company's current expectations are contained in the Company's filings with the Securities and Exchange Commission, including the section of this Report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Future Results."

PART I

ITEM 1. BUSINESS

General

        The Company, through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,500 daily departures to 117 cities in 31 states and three Canadian provinces. Additionally, SkyWest provides customer handling services for approximately ten other airlines throughout SkyWest's system. SkyWest has been a partner with Delta Air Lines, Inc. ("Delta") in Salt Lake City and United Airlines, Inc. ("United") in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta's decision to "de-hub" its Dallas/Fort Worth operations. In April 2003, SkyWest signed an agreement with Continental Airlines, Inc. ("Continental") to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. In January 2005, SkyWest and Continental announced their mutual decision to end SkyWest's operation as a Continental Connection carrier not later than June, 2005. In 2004, SkyWest expanded its United Express operations to provide service in Chicago. Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest. SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. As of December 31, 2004, approximately 40% of SkyWest's capacity (measured in available seat miles or "ASMs") was operated under the Delta code, approximately 59% was operated under the United code and approximately 1% was operated under the Continental code. As of December 31, 2004, SkyWest's fleet consisted of 137 Canadair regional jets (77 United, 56 Delta and four SkyWest spares) and 73 Embraer EMB-120 Brasilia turboprops ("EMB-120") (50 United, 14 Delta and nine Continental).

        Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or "prorate" flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest is compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures. On prorate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. As of March 1, 2005, essentially all of the Company's EMB120s flown for Delta and Continental were flown under prorate arrangements. As of March 1, 2005 approximately 92% of the Company's EMB120s flown in the United system were flown under contractual arrangements, with the remaining eight percent flown under prorate arrangements.

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat Bombardier Canadair CRJ700 regional jets ("CRJ700s") for its United Express operations. On February 10, 2004, the Company amended the order to include ten additional 50-seat, Bombardier Canadair CRJ200 regional jets ("CRJ200s") and two additional CRJ700s, bringing the total order for the Company's United Express operations to 32 CRJ700s and ten CRJ200s. The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005. The Company's firm aircraft orders, as of December 31, 2004, consisted of orders for 20, CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $500 million through May 2005. Additionally, the

Company's agreement with Bombardier, Inc. includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

        In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. During September 2003, the Company and United entered into a "United Express Agreement," which sets forth the principal terms and conditions governing the Company's United Express operations. The United Express Agreement received all necessary approvals from the U.S. Bankruptcy Court, creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union. Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs. Notwithstanding the execution of the United Express Agreement, United's bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties. Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize the Company's United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

Available Information

        The Company files annual, quarterly and current reports and other information with the Securities and Exchange Commission (the "SEC" or the "Commission"). These materials can be inspected and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials may also be obtained by mail at prescribed rates from the SEC's Public Reference Room at the above address. Information about the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is www.sec.gov.

        The Company maintains an Internet web site at www.skywest.com. The Company currently makes its most recent annual report to shareholders available through its web site and provides a link to the SEC's web site, through which the Company's annual, quarterly and current reports, as well as amendments to those reports, are available. In addition, the Company provides electronic or paper copies of its filings free of charge upon request.

Markets and Routes

        SkyWest's flight schedules are structured to facilitate the connection of its passengers with flights of its major partners at the airports it serves. The following table shows selected information about the cities served by SkyWest as of December 31, 2004.

State and City	Served Since(1)
Alabama:
Birmingham	2004
Arizona:
Phoenix	2000
Tucson	2002
Yuma	1979

Arkansas:
Texarkana	2004
Fayetteville	2004
California:
Bakersfield	1983
Burbank	2004
Carlsbad	1998
Chico	1998
Crescent City	1998
Fresno	1985
Imperial	1979
Inyokern	1998
Los Angeles	1977
Modesto	1998
Monterey	1987
Oakland	2002
Ontario	1981
Orange County	1986
Oxnard	1998
Palm Springs	1970
Redding	1998
San Diego	1968
San Francisco	1995
San Jose	1986
San Luis Obispo	1986
Santa Barbara	1983
Santa Maria	1982
Visalia	1998
Sacramento	1986
Colorado:
Colorado Springs	1995
Denver	2000
Durango	2001
Grand Junction	1983
Montrose	2001
Idaho:
Boise	1988
Idaho Falls	1982
Pocatello	1980
Sun Valley	1990
Twin Falls	1983
Illinois:
Chicago	2003
Moline	2003
Peoria	2003
Indiana:
Fort Wayne	2004
Indianapolis	2004
South Bend	2004

Iowa:
Des Moines	2004
Cedar Rapids	2004
Kansas:
Wichita	2001
Kentucky:
Lexington	2004
Louisiana:
New Orleans	2003
Monroe	2003
Michigan:
Kalamazoo	2004
Grand Rapids	2004
Lansing	2004
Midland Saginaw	2004
Traverse City	2004
Missouri:
Kansas City	2001
Springfield	2002
St. Louis	2004
Montana:
Billings	1988
Bozeman	1988
Butte	1988
Great Falls	2002
Helena	1988	(2)
Kalispell	2002
Missoula	1998
West Yellowstone	1986	(2)
Nebraska:
Lincoln	2003
Omaha	1998
Nevada:
Elko	1982
Las Vegas	1974
Reno	1982
New York:
Syracuse	2004
North Dakota:
Bismarck	2003
Fargo	2002
Ohio:
Dayton	2004
Canton	2004
Oklahoma:
Oklahoma City	2001
Tulsa	2001

Oregon:
Eugene	1995
Medford	1998
Portland	1995
Redmond	1998
Pennsylvania:
Allentown	2004
Scranton	2004
South Dakota:
Rapid City	1994
Sioux Falls	2003
Tennessee:
Knoxville	2003
Memphis	2001
Nashville	2002
Texas:
Beaumont	2004
College Station	2003
Dallas	2001
El Paso	2001
Houston	2001
Killeen	2003
San Angelo	2003
San Antonio	2003
Tyler	2003
Victoria	2003
Utah:
Cedar City	1972
Salt Lake City	1972
St. George	1972
Virginia:
Roanoke	2004
Washington:
Pasco	1996
Seattle	1998
Spokane	1999
West Virginia:
Charleston	2004
Wyoming:
Casper	1994
Cody	1995
Jackson Hole	1986
Canada:
Calgary	1999
Edmonton	2004
Vancouver B.C.	1997
Winnipeg	2003

(1)
Refers to the calendar year service was initiated.

(2)
Service is provided on a seasonal basis.

Government Regulation

        All interstate air carriers, including SkyWest, are subject to regulation by the U.S. Department of Transportation ("DOT"), the Federal Aviation Administration ("FAA") and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other mechanisms, certifications, which are necessary for SkyWest's continued operations, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

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

Competition and Economic Conditions

        The airline industry is highly competitive. The Company competes with several other regional airlines, some of which are owned or operated by the Company's major partners. The Company's major competitors are Atlantic Southeast Airlines, Comair Airlines, Air Wisconsin Airlines, Mesa Airlines, Republic Airlines, Transtates Airlines and Express Jet. The Company's major partners award contracts to these regional airlines based upon but not limited to the following criteria; low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights and lost baggage claims and the overall image of the regional airline as a whole. The principal competitive factors on the Company's prorate flying are fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with the Company's major partners.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have reported decreased earnings or substantial losses resulting from periods of economic recession, heavy fare discounting, high fuel use or other factors. Economic downturns combined with competitive pressures have contributed to a number of bankruptcies among major carriers. In addition, if the Company's major partners experience longer-term declines in passenger loads or are affected adversely by decreased ticket prices, increased fuel prices or other factors, they will likely seek to reduce the Company's contracted rates, adjust other terms of the Company's relationships or cancel Company flights in order to reduce their costs.

Employees

        As of December 31, 2004, the Company employed 6,747 full-time equivalent employees consisting of 2,746 pilots and flight attendants, 2,879 customer service personnel, 701 mechanics and other maintenance personnel, and 421 administration and support personnel. The Company's employees are not currently represented by any union. The Company is aware, however, that collective bargaining group organization efforts among its employees occur from time to time and management anticipates that such efforts will continue in the future. During 2004, the question of whether or not to join an officially recognized union was submitted to the Company's pilots, who voted against the resolution. Under governing rules, the Company's pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, the Company may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with union representation of its employees. In connection with the Company's proposed acquisition of additional CRJ700s and related expansion, the Company anticipates hiring approximately 750 additional employees, many of whom may be represented by a union in their existing or prior employment. The Company has never experienced any work stoppages and considers its relationships with its employees to be good.

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

Factors that May Affect Future Results

        The actual results of the Company's operations will vary, and may vary materially, from those currently anticipated, estimated, projected or expected by the Company. Among the key factors that may have a direct bearing on the Company's operating results and financial condition are those set forth in the following paragraphs.

The Company will be materially affected by the uncertainty of the airline industry

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2003 and 2004 and increased hostilities in Iraq, the Middle East or other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in changed government regulation, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company's major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company's major partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will continue to be, significantly impacted by the troubled financial condition of its major partners

        In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). During September 2003, the Company entered into the

United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. The United Express Agreement received all necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union. Notwithstanding the execution of the United Express Agreement, United's bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties. Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, it could still file for liquidation under Chapter 7 of the Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize the Company's United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

        In recent months, Delta has indicated the possibility of seeking protection under the Bankruptcy Code unless it achieves a more competitive cost structure, regains profitability and obtains further access to capital markets on acceptable terms. If Delta were to file for protection under the Bankruptcy Code, the Company's Delta Connection operations could be jeopardized. Such an event could leave the Company unable to utilize existing aircraft or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

The Company's operations and financial condition are dependent upon the terms of its relationships with its major partners

        Substantially all of the Company's revenues are derived from flight operations conducted under its agreements with Delta and United. Any material change in the Company's contractual relationships with its major partners would impact the Company's operations and financial condition. The Company's major partners currently face significant economic, operational, financial and competitive challenges. United's bankruptcy filing and associated reorganization effort represents only a portion of those challenges. As the Company's major partners struggle to address such challenges, they have required, and will likely continue to require, the Company's participation in efforts to reduce costs and improve the financial position of the Company's partners. In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company's business. Management believes these developments will impact many aspects of the Company's operations and financial performance. In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring. In addition, the Company's contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company's revenues. The Company's rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement at any time without notice if the Company does not perform at certain levels. The Company's current Delta Connection agreement expires in 2010; however, Delta can terminate the agreement at any time without cause upon 180 days notice.

Maintenance costs will likely increase as the age of the Company's regional jet fleet increases

        Because the average age of SkyWest's CRJ700s and CRJ200s is approximately 0.4 and 2.8 years, respectively, SkyWest's CRJ fleet requires less maintenance now than it will in the future. The Company has incurred relatively low maintenance expenses on its regional jet fleet because most of the parts on SkyWest's regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company's maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest's fleet ages and these warranties expire. Under the Company's United Express Agreement, specific amounts are included in the rates for maintenance on CRJ200 engines. The actual cost of maintenance on CRJ200 engines may vary from the estimated rates (see Management's Discussion and Analysis).

The Company has a significant amount of contractual obligations which could have a material adverse effect on the Company's operations and financial condition.

        As of December 31, 2004, the Company had $495.8 million in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of EMB120 and CRJ200 aircraft. The Company also has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in the Company's condensed consolidated balance sheets. At December 31, 2004, the Company had 153 aircraft under lease with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $2.10 billion at December 31, 2004. At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.40 billion at December 31, 2004.

        As of December 31, 2004, the Company had commitments of approximately $500 million to purchase 20, CRJ700 aircraft and related flight equipment. The Company currently anticipates that it will take delivery of these aircraft from January 2005 through May 2005. Additionally, during the quarter ended March 31, 2004, Delta awarded to the Company seven additional CRJ200s that are scheduled for delivery during the first half of 2005. The Company anticipates subleasing these seven aircraft from Delta. The Company's high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

        Additional terrorist attacks, the fear of such attacks, the war in Iraq, other hostilities in the Middle East or other regions, as well as other factors, could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. The Company cannot provide any assurance that these events will not harm the airline industry generally or the Company's operations or financial condition in particular.

The Company's reliance on only three aircraft types exposes the Company to a number of potentially significant risks

        As of December 31, 2004, the Company had a fleet of 73 EMB120s, 125 CRJ200s and 12 CRJ700s. As of December 31, 2004, 75.5% of the Company's ASMs were flown using CRJ200s, 12.7% of the Company's ASMs were flown using EMB120s and 11.8% of the Company's ASMs were flown using CRJ700s. Additionally, as of December 31, 2004, the Company had agreements to acquire 20 CRJ700s and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90 seat configurations. The Company presently anticipates that delivery dates for the 80 optioned CRJ700s could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners. The Company is subject to numerous risks related to the concentration of aircraft types in its current fleet that could materially or adversely affect its operations or financial condition, including:

  •
  the breach by Bombardier, Inc. of the Company's firm order contracts for the delivery of CRJ700s and CRJ200s or any change in the delivery schedule of such CRJ700s;

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

Unionization of the Company's employees could impact the Company's business

        The employees of the Company are not currently represented by any union; however, collective bargaining group organization efforts among the Company's employees occur from time to time and management expects that such efforts will continue in the future. In particular, the Company's management anticipates that unionization efforts may increase if the Company continues to grow and the number of former union employees employed by the Company increases. If unionizing efforts are successful, the Company may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation. Management recognizes that such efforts will likely continue in the future and may ultimately result in some or all of the Company's employees being represented by a union.

The Company is subject to significant governmental regulation

        All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. The Company cannot predict whether it will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on the Company's operations.

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

ITEM 2. PROPERTIES

Flight Equipment

        As of December 31, 2004, SkyWest owned or leased the following types of aircraft:

	Number of Aircraft
				Scheduled Flight Range (Miles)	Average Cruising Speed (MPH)
Type of Aircraft			Passenger Capacity			Average Age (Years)
	Owned	Leased
EMB120s	21	52	30	200	300	9.1
CRJ200s	36	89	50	500	530	2.8
CRJ700s	—	12	70	800	530	0.4

        SkyWest's aircraft are turboprop and regional jet aircraft designed to operate more economically over short-haul routes with lower passenger load factors than larger jet aircraft. These factors make it economically feasible for SkyWest to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of these aircraft include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. Fiscal year 1995 marked the introduction of the CRJ200s. As of December 31, 2004, SkyWest operated 121 of 125 of these aircraft on stage lengths up to approximately 500 miles. During 2004, the Company introduced the CRJ700. As of December 31, 2004, SkyWest operated these 12 CRJ700s on stage lengths up to approximately 800 miles.

        The Company's firm aircraft orders, as of December 31, 2004, consisted of orders for 20, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $500 million from January 2005 through May 31, 2005. The Company has also obtained options for another 80 aircraft that can be delivered in either 70 or 90 seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

        The Company's total long-term debt at December 31, 2004 was $495.8 million, of which $487.9 million related to the acquisition of EMB120 and CRJ200 aircraft and $7.9 million related to the acquisition of the Company's corporate office building. The average effective rate on the debt related to the EMB120 and CRJ200 aircraft of $487.9 million was approximately 4.4% at December 31, 2004.

        As part of the Company's leveraged lease agreements, the Company typically indemnifies the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Ground Facilities

        Employees of SkyWest perform substantially all routine airframe and engine maintenance and periodic inspection of equipment. Maintenance is performed primarily at facilities in Palm Springs, California; Salt Lake City, Utah; and Fresno, California. SkyWest owns or leases the following properties:

  •
  SkyWest owns a 56,600 square foot maintenance facility in Palm Springs, California.

  •
  SkyWest leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The Salt Lake City facility consists of 40,000 square feet of maintenance facilities and 50,000 square feet of training and other facilities. The Salt Lake City facility was originally constructed by the Company and sold to and leased back from the Salt

    Lake City Airport Authority. SkyWest is leasing the facility under an operating lease arrangement over a 36-year term.

  •
  SkyWest leases a 90,000 square foot maintenance hanger and a 15,000 square foot office facility in Fresno, California.

  •
  SkyWest leases a 28,000 square foot maintenance hanger in Tucson, Arizona.

  •
  SkyWest leases a 131,300 square feet facility [at Salt Lake International Airport]. This facility consists of a 58,400 square foot maintenance hangar and 72,900 square feet of training and office space. In January 2002, the Company entered into a sale lease-back agreement with the Salt Lake Airport Authority. Under the agreement, the Company received approximately $18 million in cash in exchange for the newly constructed facility and entered into a 26 year operating lease agreement. The sales price was equal to the construction costs and no gain or loss was recognized.

  •
  SkyWest leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs these facilities with SkyWest personnel. Delta and United provide ticket handling and/or ground support services for SkyWest in 79 of the 117 airports SkyWest serves.

  •
  SkyWest owns its corporate headquarters located in a 63,000 square foot building and a newly constructed 55,000 square foot building in St. George, Utah. The newly constructed facility is adjacent to the old office building and includes office space for maintenance management and flight operations including pilot management, dispatch and flight attendant management. Both facilities were internally funded with cash generated from operations and were subsequently refinanced with third-party debt.

        Management deems the Company's current facilities as being suitable and necessary to support existing operations and believes the Company's facilities will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2004, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters are not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. The most significant of these matters is as follows:

  Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

        In July 2003, two former employees of SkyWest commenced litigation in the Superior Court of Santa Barbara, California, alleging violation of minimum wage, meal and rest break, and overtime regulations, as well as violations of the California Labor Code and Business and California Professions Code. In addition to their own claims, the plaintiffs have pled the case as a class action on behalf of all current and former flight attendants based in California since July 1999, but had not obtained class certification as of March 10, 2005. The plaintiffs are seeking monetary damages as compensation for their grievances. The Company and the plaintiffs have engaged in discovery and unsuccessfully attempted to mediate a settlement without reaching a mutually acceptable result. The Company is vigorously opposing the plaintiffs' claims. Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company's condensed consolidated financial statements.

Securities and Exchange Commission

        Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses. In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002. The restated financial information, together with a discussion of the change in accounting method, was presented in the Company's Amendment No. 1 on Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on Forms 10-Q/A for the quarters ended June 30, 2002 and June 30, 2002. The staff of the Securities and Exchange Commission is investigating facts pertaining to the Company's change in accounting method and other changes presented in the restatement of the Company's financial statements. During the spring of 2004, the staff and counsel for the Company and its officers engaged in discussions regarding potential resolution of the investigation. Those discussions have not resolved the investigation and the staff has continued the investigation. The Company and its officers intend to continue to cooperate with the staff in the investigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for the Company's Common Stock

        The Company's common stock is traded on the Nasdaq National Market under the symbol "SKYW." At March 8, 2005, there were approximately 1,248 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for the Company's common stock, during the periods indicated.

	2004		2003
Quarter
	High	Low	High	Low
First	$20.70	$16.91	$14.89	$8.80
Second	20.00	15.45	19.08	10.25
Third	17.50	13.00	20.35	16.83
Fourth	$20.45	$14.31	$19.24	$15.46

        The transfer agent for the Company's common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2004 and 2003, the Board of Directors declared regular quarterly dividends of $0.03 and $0.02 per share respectively. On November 3, 2004, the Company's Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable to stockholders of record on December 31, 2004 and paid the dividend on January 5, 2005.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding the Company's equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	5,531,101	$19.39	3,615,173
Equity compensation plans not approved by security holders	[N/A]	[N/A]	[N/A]

(1)
Consists of the Company's Executive Stock Incentive Plan and the Company's All Share Stock Option Plan. See Note 5 to the Company's Consolidated Financial Statements for the fiscal year ended December 31, 2004, included in Item 8 of this Report, for additional information regarding these plans.

ITEM 6. SELECTED FINANCIAL AND OPERATING DATA

        The following selected financial and operating data of the Company should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2004	2003	2002	2001	2000
Operating revenues	$1,156,044	$888,026	$774,447	$601,865	$522,997
Operating income	144,776	108,480	119,555	65,564	89,047
Income before cumulative effect of change in accounting principle	81,952	66,787	78,277	50,516	60,874
Net income	81,952	66,787	86,866	50,516	60,874
Basic	1.42	1.16	1.52	0.90	1.18
Diluted	$1.40	$1.15	$1.51	$0.88	$1.16
Weighted average shares:
Basic	57,858	57,745	57,229	56,365	51,521
Diluted	58,350	58,127	57,551	57,237	52,644
Total assets	$1,662,287	$1,529,210	$999,384	$831,566	$676,412
Current assets	712,337	670,368	513,233	386,556	361,602
Current liabilities	175,831	151,959	121,388	115,738	81,935
Long-term debt, net of current maturities	463,233	462,773	125,379	113,688	75,751
Stockholders' equity	$779,055	$709,063	$638,686	$545,840	$484,953
Return on average equity(1)	11.0%	9.9%	14.7%	9.8%	16.1%

(1)
Calculated by dividing net income by the average of beginning and ending stockholders' equity for the year

Selected Operating Data

	Year Ended December 31,
	2004		2003		2002		2001		2000
Block hours	589,129		482,158		405,007		356,370		344,694
Departures	464,697		395,631		351,631		333,383		332,509
Passengers carried	13,424,520		10,738,691		8,388,935		6,229,867		5,598,499
Revenue passenger miles (000)	5,546,069		4,222,669		2,990,753		1,732,180		1,277,001
Available seat miles (000)	7,546,318		5,875,029		4,356,053		2,837,278		2,256,635
Load factor	73.5%		71.9%		68.7%		61.1%		56.6%
Break-even load factor	65.5%		63.9%		58.4%		54.4%		47.2%
Yield per revenue passenger mile	20.50	¢	20.90	¢	25.73	¢	34.41	¢	40.42	¢
Revenue per available seat mile	15.30	¢	15.10	¢	17.78	¢	21.21	¢	23.18	¢
Cost per available seat mile	13.60	¢	13.40	¢	15.12	¢	18.90	¢	19.23	¢
Average passenger trip length	413		393		356		278		228
Number of operating aircraft at end of year	206		185		149		131		107

Quarterly Financial Data

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$253,704	$267,387	$308,265	$326,688	$1,156,044
Operating income (000)	34,857	35,159	37,942	36,818	144,776
Net income (000)	19,370	20,054	21,279	21,249	81,952
Net income per common share:
Basic	0.33	0.35	0.37	0.37	1.42
Diluted	$0.33	$0.34	$0.37	$0.37	$1.40
Operating revenues (000)	$207,362	$212,694	$230,490	$237,480	$888,026
Operating income (000)	20,149	24,252	35,233	28,846	108,480
Net income (000)	13,300	14,896	21,128	17,463	66,787
Net income per common share:
Basic earnings per share	0.23	0.26	0.37	0.30	1.16
Diluted earnings per share	$0.23	$0.26	$0.36	$0.30	$1.15
Weighted average common shares:
Basic:	57,641	57,648	57,837	57,853	57,745
Diluted:	57,649	57,974	58,423	58,397	58,127

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        The Company, through its wholly-owned subsidiary, SkyWest, operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,500 daily departures to 117 cities in 31 states and three Canadian provinces. Additionally, SkyWest provides customer handling services for approximately ten other airlines throughout SkyWest's system. SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta's decision to "de-hub" its Dallas/Fort Worth operations. In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. In January 2005, SkyWest and Continental announced their mutual decision to end SkyWest's operations as a Continental Connection carrier not later than June, 2005. In 2004, SkyWest expanded its United Express operations to provide service in Chicago. Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest. SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. As of December 31, 2004, approximately 40% of SkyWest's capacity (measured in ASMs) was operated under the Delta code, approximately 59% was operated under the United code and approximately 1% was operated under the Continental code. As of December 31, 2004, SkyWest operated a fleet of 73 EMB120s, (50 United, 14 Delta and nine Continental), 121 CRJ200s (65 United, 56 Delta with four SkyWest spares), and 12 CRJ 700s with United.

        Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or "prorate" flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest is compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On prorate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares. As of March 1, 2005, essentially all of the Company's EMB120s flown for Delta and Continental were flown under prorate arrangements. As of March 1, 2005, approximately 92% of the Company's EMB120s flown in the United system were flown under contractual arrangements, with the remaining eight percent flown under prorate arrangements.

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations. On February 10, 2004, the Company amended the order to include ten additional CRJ200s and two additional CRJ700s, bringing the total order for the Company's United Express operations to 32 CRJ700s and ten CRJ200s. The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005. The Company's firm aircraft orders, as of December 31, 2004, consisted of orders for 20, CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $500 million through May 31, 2005. Additionally, the Company's agreement with Bombardier, Inc. includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

        In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. During September 2003, the Company entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company's United Express operations. The United Express Agreement received all necessary approvals from the U.S. Bankruptcy Court, creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union. Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs. Notwithstanding the execution of the United Express Agreement, United's bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties. Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy on or before June 30, 2005, it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize the Company's United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

Critical Accounting Policies

        The Company's significant accounting policies are described in Note 1 to the Company's Consolidated Financial Statements for the year ended December 31, 2004 contained herein. Critical accounting policies are those policies that are most important to the preparation of the Company's consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company's critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under the Company's contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed.

        During the six months ended June 30, 2004, the Company and Delta had not finalized the terms of the rate agreement, but had reached a conceptual understanding regarding rates, terms and conditions for contract flying under which the Company operated as a Delta Connection carrier. Consequently, revenues under the Delta arrangement for the six months ended June 30, 2004 were recorded based on the terms of the conceptual understanding. During the quarter ended September 30, 2004, the Company finalized the contract rates with Delta for calendar 2004. No material adjustment resulted from the finalization of the rates for 2004. Under the terms of the Delta rate agreement for 2004, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and other certain costs. The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.

        In September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court. The United Express Agreement

received all the necessary approvals from the creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union. Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel and other certain costs.

        On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003. The Company announced on January 24, 2005 in conjunction with Continental Airlines to end its contractual relationship for flying turboprop aircraft as a Continental Connection carrier. The Company currently intends to phase out of its Continental Connection turbo-prop flying from March to June 2005.

        The Company's agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained. The Company's revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company's ability to earn incentive payments contemplated under applicable agreements.

        In the event that the Company's contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period's approved rates, adjusted to reflect management's current estimate of the results of the current contract negotiations. If the final contractual rates differ from those estimated by management, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

Maintenance

        The Company uses the "deferral method" of accounting for its EMB120 engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on a letter agreement executed by and between the Company and GE Engine Services, Inc. in April 2002 (the "Letter Agreement"), the Company elected to change from the accrual method of accounting to the direct-expense method of accounting for CRJ200 engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, effective January 1, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).

        During the quarter ended December 31, 2004, the Company completed negotiations and signed an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for engines on its CRJ700 regional jet aircraft effective January, 2004.

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

Impairment of Long Lived Assets

        As of December 31, 2004, the Company had approximately $933 million of property and equipment and related assets. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the long-lived assets condition, and operating cash flow losses associated with the use of the long-lived asset. In 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, the Company evaluated whether the book value of the Company's aircraft was impaired in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." No impairment was necessary based on the results of the evaluations.

        There is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

2004 Compared to 2003

        Operating Statistics.     The following table sets forth the major operational statistics of the Company and the percentage-of-change for the years identified below.

	Year ended December 31,
	2004		2003		% Change
Passengers carried	13,424,520		10,738,691		25.0
Revenue passenger miles (000)	5,546,069		4,222,669		31.3
Available seat miles (000)	7,546,318		5,875,029		28.4
Passenger load factor	73.5%		71.9%		1.6	pts
Passenger breakeven load factor	65.5%		63.9%		1.6	pts
Yield per revenue passenger mile	20.50	¢	20.90	¢	(1.9)
Revenue per available seat mile	15.30	¢	15.10	¢	1.3
Cost per available seat mile	13.60	¢	13.40	¢	1.5
Fuel cost per available seat mile	3.30	¢	2.50	¢	32.0
Average passenger trip length (miles)	413		393		5.1

        Total ASMs generated by the Company during the year ended December 31, 2004 increased 28.4% from the year ended December 31, 2003. The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 206 aircraft as of December 31, 2004, from 185 aircraft as of December 31, 2003. During the year ended December 31, 2004, the Company took delivery of 12 new CRJ200s, four used CRJ200s with an average age of less than one year and 12 new CRJ700s.

        Net Income.     Net income increased to $81.9 million, or $1.40 per diluted share, for the year ended December 31, 2004, compared to $66.8 million, or $1.15 per diluted share, for the year ended December 31, 2003. Factors relating to the change in net income are discussed below.

        Passenger Revenues.     Passenger revenues include an amount designed to reimburse the Company for aircraft ownership costs. The amount deemed to be rental income for the year ended 2004 was $187.0 million. Passenger revenues, which represented 98.6% of consolidated operating revenues for the year ended December 31, 2004, increased 29.2% to $1.14 billion for the year ended December 31, 2004, from $882.1 million, or 99.3% of consolidated operating revenues, for the year ended December 31, 2003. Passenger revenues, excluding fuel reimbursements from major partners, increased 21.1% for the year ended December 31, 2004. The increase in passenger revenues excluding fuel was primarily due to a 28.4% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 206 aircraft as of December 31, 2004, from 185 aircraft as of December 31, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft. These efficiencies are passed on to the Company's major partners through the rates contemplated by their respective contracts. Twelve CRJ700s and twelve additional CRJ200s were placed into service under the Company's United Express operations during the year ended December 31, 2004. Revenue per ASM increased 1.3% to 15.3¢, from 15.1¢ for the year ended December 31, 2003, primarily due to an increase in fuel reimbursements from major partners.

        Passenger Load Factor.     Passenger load factor increased to 73.5% for the year ended December 31, 2004, from 71.9% for the year ended December 31, 2003. The increase in load factor was due primarily to the further development of the Company's relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets. Additionally, the Company is experiencing higher passenger acceptance of its regional jet aircraft.

        Total Airline Expenses Excluding Fuel.     Total airline expenses for the year ended December 31, 2004, excluding fuel charges (which are substantially reimbursable by the Company's major partners), increased approximately 21.4% from the same period of 2003. The increase was primarily a result of a 28.4% increase in ASMs (which resulted principally from the expansion of SkyWest's regional jet fleet from 2003). Total operating expenses for the year ended December 31, 2004 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from the new CRJs that were added to the fleet during the year and from increased stage lengths flown by the new CRJs.

        Operating and Interest Expenses.     Operating and interest expenses increased 30.4% to $1.03 billion for the year ended December 31, 2004, compared to $789.4 million for the year ended December 31, 2003. The increase in total operating and interest expenses was due principally to the growth in SkyWest's regional jet fleet from 2003. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 89.1% for the year ended December 31, 2004, from 88.9% for the year ended December 31, 2003. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year.

        Operating revenues increased 30.2% for the year ended December 31, 2004, compared to the year ended December 31, 2003, while total operating and interest expenses increased 30.4% over the same period. The increase in total operating revenues was primarily due to the growth in SkyWest's regional jet fleet from 2003. Airline operating and interest expenses, excluding fuel charges, per ASM decreased 5.5% to 10.3¢ for the year ended December 31, 2004, from 10.9¢ for the year ended December 31, 2003. The primary reason for the decrease was the increased capacity of the Company's regional jet aircraft and the increase in stage lengths flown by the Company's regional jet aircraft.

        The following tables set forth information regarding the Company's operating expense components for the years ended December 31, 2004 and 2003. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Year ended December 31,
	2004			2003
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$282,676	24.5	3.8	$225,545	25.4	3.8
Aircraft costs	222,837	19.3	3.0	199,355	22.4	3.4
Maintenance	77,514	6.7	1.0	54,151	6.1	0.9
Fuel	252,556	21.8	3.3	149,429	16.8	2.5
Other airline expenses	175,686	15.2	2.3	151,066	17.0	2.6
Interest	18,239	1.6	0.2	9,891	1.1	0.2

Total airline expenses	$1,029,508		13.6	$789,437		13.4

        The cost per ASM of salaries, wages and employee benefits remained constant at 3.8¢ for the year ended December 31, 2004 and December 31, 2003. The average number of full-time equivalent employees increased 28.3% to 6,747 for the year ended December 31, 2004 from 5,257 for the year ended December 31, 2003. The increase in number of employees was due, in large part, to the addition of personnel required for the new regional jet flying and ground handling operations within the Company's United Express operations.

        The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.0¢ for the year ended December 31, 2004, from 3.4¢ for the year ended December 31, 2003. The decrease in cost per ASM was primarily due to the addition of twelve CRJ700s, which have a lower operating cost per ASM than the Company's existing aircraft. Additionally, the decrease was due, in part, to the Company changing the estimate on depreciable lives of rotable spares from five years to ten years effective January 2004. This change in estimate increased the Company's pretax income by $11,455,000 for the year ended December 31, 2004. The impact of this change on costs per ASM for the year ended December 31, 2004 was 0.002¢ and the remaining decrease was primarily due to the increase in the number of regional jets that were added to SkyWest's fleet during 2004.

        The cost per ASM for maintenance expense increased to 1.0¢ for the year ended December 31, 2004, from 0.9¢ the year ended December 31, 2003. The increase in cost per ASM was primarily due to the timing of certain maintenance events. Under the Company's United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue. However, consistent with the change to a direct expense maintenance policy the Company records maintenance expense on its CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2004 the Company collected and recorded as revenue $23.3 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred. Because the "Maintenance" line in the table set forth above does not include salaries, wages and employee benefits associated with the Company's maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in the Company's Condensed Consolidated Statements of Income set forth in Item 8 below.

        The cost per ASM for fuel increased to 3.3¢ for the year ended December 31, 2004, from 2.5¢ for the year ended December 31, 2003. This increase was primarily due to the average price of fuel increasing to $1.45 per gallon during the year ended December 31, 2004, from $1.12 per gallon for the year ended December 31, 2003.

        The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 11.5% to 2.3¢ for the year ended December 31, 2004, from 2.6¢ for the year ended December 31, 2003. The decrease was primarily related to the Company's elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement that are now handled directly by United, along with the increase in stage lengths flown by the Company's regional jets.

        Interest expense increased to approximately $18.2 million during the year ended December 31, 2004, from approximately $9.9 million during the year ended December 31, 2003. The increase in interest expense was primarily due to the long-debt financing of the new regional jets acquired by the Company.

        The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act. This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors. This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government's mandate to provide war-risk insurance through August 31, 2005. The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2005. However, under terms of the Company's contracts with its major partners, such insurance expense is a "pass-through" cost and is not anticipated to have a material impact on the Company's ongoing operations or future financial results.

2003 Compared to 2002

        Operating Statistics.     The following table sets forth the major operational statistics and the percentage-of-change for the years ended identified below:

	Year ended December 31,
	2003		2002		% Change
Passengers carried	10,738,691		8,388,935		28.0
Revenue passenger miles (000)	4,222,669		2,990,753		41.2
Available seat miles (000)	5,875,029		4,356,053		34.9
Passenger load factor	71.9%		68.7%		3.2	pts
Passenger breakeven load factor	63.9%		58.4%		5.5	pts
Yield per revenue passenger mile	20.90	¢	25.73	¢	(18.8)
Revenue per available seat mile	15.10	¢	17.78	¢	(15.1)
Cost per available seat mile	13.40	¢	15.12	¢	(11.4)
Fuel cost per available seat mile	2.50	¢	2.20	¢	13.6
Average passenger trip length (miles)	393		356		10.4

        Total ASMs generated by the Company during the year ended December 31, 2003 increased 34.9% from the year ended December 31, 2002. The increase in ASMs was primarily a result of the Company increasing its operating aircraft to 185 aircraft as of December 31, 2003, from 149 aircraft as of December 31, 2002. During the year ended December 31, 2003, the Company took delivery of 39 additional CRJ200s.

        Net Income.     Net income decreased to $66.8 million, or $1.15 per diluted share, for the year ended December 31, 2003, compared to $86.9 million, or $1.51 per diluted share, for the year ended December 31, 2002. Factors relating to the change in net income are discussed below.

        Passenger Revenues.     Passenger revenues, which represented 99.3% of consolidated operating revenues for the year ended December 31, 2003, increased 14.6% to $882.1 million for the year ended

December 31, 2003, from $769.4 million or 99.4% of consolidated operating revenues for the year ended December 31, 2002. Passenger revenues, excluding fuel costs, increased 9.1% for the year ended December 31, 2003. The increase in passenger revenue excluding fuel was primarily due to a 34.9% increase in ASMs, principally as a result of the Company increasing its operating aircraft to 185 aircraft as of December 31, 2003, from 149 aircraft as of December 31, 2002; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft. These efficiencies are passed on to the major partners through decreases in the rates contemplated by their respective contracts. Twenty-eight additional CRJ200s were placed into service under the Company's United Express operations and 11 additional CRJ200s were placed in service under the Delta Connection operations during the year ended December 31, 2003. Revenue per ASM decreased 15.2% to 15.1¢ from 17.8¢ for the year ended December 31, 2002, primarily due to an increase in ASMs produced by CRJ200s and CRJ700s (resulting in lower revenue per ASM pursuant to the terms of the Company's agreements with Delta and United).

        Passenger Load Factor.     Passenger load factor increased to 71.9% for the year ended December 31, 2003, from 68.7% for the year ended December 31, 2002. The increase in load factor was due primarily to the further development of the Company's relationships with United and Delta whereby SkyWest is supplementing mainline service in previously established and developed markets. Additionally, the Company is experiencing higher passenger acceptance of its regional jet aircraft.

        Total Airline Expenses Excluding Fuel.     Total airline expenses for the year ended December 31, 2003, excluding fuel charges (which are reimbursable by the Company's major partners), increased approximately 14.2% from the same period of 2002. The increase was primarily a result of a 34.9% increase in ASMs (which resulted principally from the expansion of SkyWest's regional jet fleet from 2002). Total operating expenses for the year ended December 31, 2003 increased at a lower rate than ASMs due to the increased stage lengths flown by the Company's regional jets and the cost reduction initiatives implemented by the Company during the year ended December 31, 2003.

        Operating and Interest Expenses.     Operating and interest expenses increased 19.9% to $789.4 million for the year ended December 31, 2003, compared to $658.5 million for the year ended December 31, 2002. The increase in total operating and interest expenses was due principally to the growth in SkyWest's regional jet fleet from 2002. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 88.9% for the year ended December 31, 2003, from 85.0% for the year ended December 31, 2002. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to the reduction in the Company's departure rates as operating revenues increased 14.7% year-over-year, while total operating expenses and interest increased 19.9% from 2002. The increase in interest expense was also primarily due to the increase in debt financing of the Company's new regional jets. Airline operating and interest expense excluding fuel charges, per ASM decreased 15.5% to 10.9¢ for the year ended December 31, 2003, from 12.9¢ for the year ended December 31, 2002. The primary reason for the decrease was the increased capacity of the Company's regional jet aircraft, which are less expensive to operate on a per-ASM basis than EMB120s.

        The following tables set forth information regarding the Company's operating expense components for the years ended December 31, 2003 and 2002. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

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

        The cost per ASM of salaries, wages and employee benefits decreased to 3.8¢ for the year ended December 31, 2003, compared to 4.6¢ for the year ended December 31, 2002. The decrease was primarily the result of the increase in stage lengths flown by regional jets. The average number of full-time equivalent employees increased 3.5% to 5,257 for the year ended December 31, 2003 from 5,079 for the year ended December 31, 2002. The increase in number of employees was due, in large part, to the addition of personnel required for the new flying and ground handling operations within the Company's United Express operations.

        The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.4¢ for the year ended December 31, 2003, from 3.7¢ for the year ended December 31, 2002. The decrease in costs per ASM was primarily due to the increase in the number of CRJ200s that were added to SkyWest's fleet during the year ended December 31, 2003, resulting in an increase in stage lengths year-over-year.

        The cost per ASM for maintenance expense decreased to 0.9¢ for the year ended December 31, 2003, compared to 1.2¢for the year ended December 31, 2002. The decrease in cost per ASM was primarily attributable to the increase in stage lengths flown by CRJ200s, a higher mix of new aircraft with SkyWest's fleet and the timing of certain maintenance-related events. Under the Company's United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue. As a result, during the year ended December 31, 2003, the Company collected and recorded as revenue $15.9 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred. Because the "Maintenance" line in the table set forth above does not include salaries, wages and employee benefits associated with the Company's maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in the Company's Condensed Consolidated Statements of Income set forth in Item 8 below.

        The cost per ASM for fuel increased to 2.5¢ for the year ended December 31, 2003, from 2.2¢ for the year ended December 31, 2002. This was primarily due to the average price of fuel increasing to $1.12 per gallon during the year ended December 31, 2003, from $0.97 per gallon for the year ended December 31, 2002.

        The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 21.2% to 2.6¢ for the year ended December 31, 2003, from 3.3¢ for the year ended December 31, 2002. The decrease was primarily related to the Company's elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement, along with the increase in stage lengths flown by the Company's regional jets.

        Interest expense increased to approximately $9.9 million during the year ended December 31, 2003, from approximately $3.6 million during the year ended December 31, 2002. The increase in interest expense was primarily due to the temporary long-debt financing of the regional jets acquired by the Company during the twelve-month period ended December 31, 2003.

Liquidity and Capital Resources

        The Company had working capital of $536.5 million and a current ratio of 4.1:1 at December 31, 2004, compared to working capital of $518.4 million and a current ratio of 4.4:1 at December 31, 2003. The principal sources of funds during the year ended December 31, 2004 were $246.9 million provided by operating activities, $47.8 million of proceeds from returns on aircraft deposits, $34.5 million of proceeds from the issuance of long-term debt and $7.8 million from the sale of common stock in connection with the exercise of stock options under the Company's stock option and employee stock purchase plans. During the year ended December 31, 2004, the Company invested $193.4 million in flight equipment, $69.6 million in marketable securities, $18.9 million in buildings and ground equipment and $3.5 million in other assets. The Company made principal payments on long-term debt of $32.3 million, repurchased common stock for approximately $12.3 million and paid $6.4 million in cash dividends. These factors resulted in a $0.6 million increase in cash and cash equivalents during the year ended December 31, 2004.

        The Company's receivables increased by approximately $15.8 million from December 31, 2004 from December 31, 2003. The increase was primarily due to the increase in the price of fuel during the year and the fuel reimbursement provisions of the Company's contracts with its major partners. Under the contracts, the Company receives weekly wire transfers based on estimated production and fuel costs, which payments are subsequently reconciled and adjusted after quarter and year end.

        The Company's position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $427.5 million at December 31, 2004, compared to $358.8 million at December 31, 2003. The increase in marketable securities was due primarily to the Company's cash management policies as excess cash is invested in marketable securities.

        At December 31, 2004, the Company's total capital mix was 62.7% equity and 37.3% debt, compared to 60.5% equity and 39.5% debt at December 31, 2003. The change in the total capital mix during 2004 was primarily due to the Company's refinancing CRJ200s debt into long-term operating lease agreements with third-party lessors during the year ended December 31, 2004.

        The Company expended approximately $71.9 million for aircraft related capital expenditures during the year ended December 31, 2004. These expenditures consisted primarily of $30.5 million for rotable spares, $15.8 million for engine overhauls, $6.7 million for aircraft improvements, and $18.9 million for buildings, ground equipment and other assets.

        The Company had available $10.0 million in an unsecured bank line of credit through January 31, 2006, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 5.0% at December 31, 2004. The Company had $6,461,000 of letters of credit with no borrowings outstanding under this line of credit as of December 31, 2004. Additionally, the Company had $1,515,000 of letters of credit outstanding with another bank as of December 31, 2004. The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

        At December 31, 2004 and December 31, 2003, the Company classified $9.2 million of cash as restricted cash on its condensed consolidated balance sheets as required by the Company's workers compensation policy.

Significant Commitments and Obligations

        The following table summarizes SkyWest's commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	2005	2006	2007	2008	2009	Thereafter
Firm aircraft Commitments	$500,000	$500,000	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,100,719	201,527	183,398	202,234	186,789	191,693	1,135,078
Principal maturities on long-term debt	495,818	32,586	29,943	30,835	31,848	32,919	337,687

Total commitments and obligations	$3,096,537	$734,113	$213,341	$233,069	$218,637	$224,612	$1,472,765

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations. On February 10, 2004, the Company amended the order to include 10 CRJ200s and two additional CRJ700s, bringing the total order for the Company's United Express operations to 32 CRJ700s and 10 additional CRJ200s. The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005. The Company's firm aircraft orders, as of December 31, 2004, consisted of orders for 20, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations are estimated to be approximately $500 million through May 31, 2005. The Company has also obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

        The Company has not historically funded a substantial portion of its aircraft acquisitions with working capital. Rather, the Company has generally funded its aircraft acquisitions through a combination of operating leases and debt financing. At the time of each aircraft acquisition, the Company has evaluated the financing alternatives available, and selected one or more of these methods to fund the acquisition. Subsequent to this initial acquisition of an aircraft, the Company may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

        At present, the Company's management intends to satisfy its 2005 firm aircraft purchase commitment, as well as its acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with its historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, the Company's management currently believes the Company will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for its operating activities.

        The Company has significant long-term lease obligations primarily relating to its aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities on the Company's condensed consolidated balance sheets. At December 31, 2004, the Company had 153 aircraft under lease with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $2.10 billion at December 31, 2004. Assuming a 7.0% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.40 billion at December 31, 2004.

        As part of the Company's leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. See Note 4 to the Company's consolidated financial statements set forth in Item 8 of this Report.

        The Company's total long-term debt at December 31, 2004 was $495.8 million, of which $487.9 million related to the acquisition of EMB120 and CRJ200 aircraft and $7.9 million related to the Company's corporate office building. During the year ended December 31, 2004, the Company acquired two new CRJ200s from proceeds from the issuance of long-term debt of $34.5 million. The average effective rate on the debt related to the EMB120 and CRJ 200 aircraft was approximately 4.4% at December 31, 2004.

Seasonality

        As is common in the airline industry, the Company's pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

New Accounting Standard

        As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company's results of operations, although it is not anticipated to have a significant impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company's consolidated financial statements set forth in item 8 of this Report. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (primarily because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $442,000, $129,000 and $1,525,000 in 2004, 2003, and 2002, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Pursuant to the Company's contract flying arrangements, United will bear the economic risk of fuel price fluctuations on the Company's United Express flights. On the Company's Delta Connection regional jet flights, Delta will bear the economic risk of fuel price fluctuations. On the majority of the Company's Delta Connection routes flown by EMB120s, as well as all existing Continental Connection routes, the Company will bear the economic risk of fuel fluctuations. At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

        The Company's earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company's available-for-sale securities would likely decline. At December 31, 2004, the Company had variable rate notes representing 73.1% of its total long-term debt compared to 77.4% of its long-term debt at December 31, 2003. For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, the Company would have incurred an additional $3,746,000 in interest expense and received $4,868,000 in additional interest income for the year ended December 31, 2004 and the Company would have incurred an additional $2,500,000 in interest expense and received $4,410,000 in additional interest income for the year ended December 31, 2003.

        The Company has an interest rate swap agreement designed to manage its interest rate exposure on the debt instrument related to the Company's headquarters. The Company's policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company's derivative instruments are recognized as other current liabilities in the accompanying balance sheet. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the provisions of SFAS No. 133, the Company recorded liabilities of $691,000 and $900,000 at December 31, 2004 and 2003, respectively, in the Company's consolidated balance sheets set forth in Item 8 of this Report. The Company decreased interest expense by $209,000 during the year ended December 31, 2004 and increased interest expense by $225,000 for the year ended December 31, 2003 in accordance with the interest swap agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders'
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with U.S generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkyWest, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2005

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders SkyWest, Inc.:

        We have audited the accompanying consolidated statements of income, stockholders' equity and comprehensive income, and cash flows of SkyWest, Inc and Subsidiaries for the year ended December 31, 2002. In connection with our audit of the consolidated financial statements, we also have audited the accompanying financial statement schedule for the year ended December 31, 2002. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

        In our opinion, the consolidated financial statements referred to above presents fairly, in all material respects, the results of operations and the cash flows of SkyWest, Inc. and subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for CRJ200 engine overhaul costs from the accrual method to the direct expense method in 2002.

/s/ KPMG LLP

Salt Lake City, Utah
March 27, 2003

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$113,020	$112,407
Marketable securities	427,517	358,827
Restricted cash	9,160	9,160
Income tax receivable	8,999	62,908
Receivables, net	27,964	12,192
Inventories	33,922	26,080
Prepaid aircraft rents	61,550	52,958
Other current assets	30,205	35,836

Total current assets	712,337	670,368

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,095,363	968,581
Deposits on aircraft	66,346	58,500
Buildings and ground equipment	100,268	81,351

	1,261,977	1,108,432
Less—accumulated depreciation and amortization	(329,430)	(264,514)

Total property and equipment, net	932,547	843,918

OTHER ASSETS	17,403	14,924

Total assets	$1,662,287	$1,529,210

See accompanying notes to consolidated financial statements.

	December 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$32,585	$30,877
Accounts payable	57,130	46,458
Accrued salaries, wages and benefits	30,094	27,071
Accrued aircraft rents	30,320	28,471
Taxes other than income taxes	8,465	5,572
Other current liabilities	17,237	13,510

Total current liabilities	175,831	151,959

LONG-TERM DEBT, net of current maturities	463,233	462,773

DEFERRED INCOME TAXES PAYABLE	189,215	154,906

DEFERRED AIRCRAFT CREDITS	54,953	50,509

COMMITMENTS AND CONTINGENCES (Note 4)	—	—

STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 64,442,958 and 63,892,066 shares issued, respectively	335,241	327,028
Retained earnings	477,424	402,469
Treasury stock, at cost, 6,794,056 and 5,898,400 shares, respectively	(32,551)	(20,285)
Accumulated other comprehensive loss (Note 1)	(1,059)	(149)

Total Stockholders' Equity	779,055	709,063

Total liabilities and stockholders' equity	$1,662,287	$1,529,210

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
OPERATING REVENUES:
Passenger	$1,139,580	$882,062	$769,427
Ground handling and other	16,464	5,964	5,020

Total operating revenues	1,156,044	888,026	774,447

OPERATING EXPENSES:
Flying operations	577,492	417,801	330,198
Customer service	180,578	139,125	123,453
Maintenance	113,537	83,829	82,786
Depreciation and amortization	76,817	74,419	57,535
Promotion and sales	4,608	13,572	16,871
General and administrative	58,236	50,800	45,487
US Government airline assistance	—	—	(1,438)

Total operating expenses	1,011,268	779,546	654,892
OPERATING INCOME	144,776	108,480	119,555
OTHER INCOME (EXPENSE):
Interest income	10,050	10,492	12,383
Interest expense	(18,239)	(9,891)	(3,611)
Gain on sale of property and equipment	—	406	—

Total other income (expense), net	(8,189)	1,007	8,772
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	136,587	109,487	128,327
PROVISION FOR INCOME TAXES	54,635	42,700	50,050

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	81,952	66,787	78,277
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX OF $5,494	—	—	8,589

NET INCOME	$81,952	$66,787	$86,866

BASIC EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.42	$1.16	$1.37
Cumulative effect of change in accounting principle, net of tax	—	—	0.15

Basic earnings per share	$1.42	$1.16	$1.52
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of change in accounting principle	$1.40	$1.15	$1.36
Cumulative effect of change in accounting principle, net of tax	—	—	0.15

Diluted earnings per share	$1.40	$1.15	$1.51

Weighted average common shares:
Basic	57,858	57,745	57,229
Diluted	58,350	58,127	57,551

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock
			Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2001	62,724	$309,691	$258,024	(5,898)	$(20,285)	$(1,590)	$545,840
Comprehensive income:
Net income	—	—	86,866	—	—	—	86,866
Net unrealized appreciation on marketable securities net of tax of $107	—	—	—	—	—	168	168

Total comprehensive income	—	—	—	—	—	—	87,034
Exercise of common stock options	397	4,438	—	—	—	—	4,438
Sale of common stock under employee stock purchase plan	214	4,431	—	—	—	—	4,431
Tax benefit from exercise of common stock Options	—	1,525	—	—	—	—	1,525
Cash dividends declared ($0.08 per share)	—	—	(4,582)	—	—	—	(4,582)

Balance at December 31, 2002	63,335	320,085	340,308	(5,898)	(20,285)	(1,422)	638,686
Comprehensive income:
Net income	—	—	66,787	—	—	—	66,787
Net unrealized appreciation on marketable securities net of tax of $813	—	—	—	—	—	1,273	1,273

Total comprehensive income	—	—	—	—	—	—	68,060
Exercise of common stock options	24	309	—	—	—	—	309
Sale of common stock under employee stock purchase plan	533	6,505	—	—	—	—	6,505
Tax benefit from exercise of common stock Options	—	129	—	—	—	—	129
Cash dividends declared ($0.08 per share)	—	—	(4,626)	—	—	—	(4,626)

Balance at December 31, 2003	63,892	$327,028	$402,469	(5,898)	$(20,285)	$(149)	$709,063
Comprehensive income:
Net income	—	—	81,952	—	—	—	81,952
Net unrealized depreciation on marketable securities net of tax of $607	—	—	—	—	—	(910)	(910)

Total comprehensive income	—	—	—	—	—	—	81,042
Exercise of common stock options	208	2,772	—	—	—	—	2,772
Sale of common stock under employee stock purchase plan	343	4,999	—	—	—	—	4,999
Tax benefit from exercise of common stock Options	—	442	—	—	—	—	442
Treasury stock purchases	—	—	—	(896)	(12,266)	—	(12,266)
Cash dividends declared ($0.12 per share)	—	—	(6,997)	—	—	—	(6,997)

Balance at December 31, 2004	64,443	$335,241	$477,424	(6,794)	$(32,551)	$(1,059)	$779,055

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,952	$66,787	$86,866
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76,817	74,419	57,535
Maintenance expense related to disposition of rotable spares	—	834	1,379
Gain on sale of property and equipment	—	406	—
Increase (decrease) in allowance for doubtful accounts	(34)	(664)	661
Net increase in deferred income taxes	29,598	91,085	22,206
Tax benefit from exercise of common stock options	442	129	1,525
Deferred aircraft credits, net of accretion	4,444	22,751	10,903
Changes in operating assets and liabilities:
Increase in restricted cash	—	(9,160)	—
Decrease (increase) in receivables	(15,738)	14,813	(6,890)
Decrease (increase) in income tax receivable	53,909	(62,908)	—
Decrease (increase) in inventories	(7,842)	953	(3,750)
Decrease (increase) in other current assets and prepaid aircraft rents	1,750	(53,917)	(1,988)
Increase in accounts payable and accrued aircraft rents	13,921	5,641	3,313
(Decrease) increase in engine overhaul accrual	—	—	(14,081)
Increase in other current liabilities	7,647	6,574	16,024

NET CASH PROVIDED BY OPERATING ACTIVITIES	246,866	157,743	173,703

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(499,265)	(417,675)	(306,840)
Sales of marketable securities	429,665	354,585	280,567
Acquisition of property and equipment:
Aircraft and rotable spare parts	(134,627)	(694,906)	(82,759)
Deposits on aircraft	(58,730)	(38,069)	—
Buildings and ground equipment	(18,917)	(7,531)	(11,760)
Return of deposits on aircraft and rotable spare parts	47,796	—	4,541
Increase in other assets	(3,447)	(8,094)	(4,341)

NET CASH USED IN INVESTING ACTIVITIES	(237,525)	(811,690)	(120,592)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	34,450	625,114	24,806
Proceeds from sales leaseback transactions	—	33,731	18,785
Principal payments on long-term debt	(32,282)	(25,650)	(12,734)
Net proceeds from issuance of common stock	7,771	6,814	8,869
Purchase of treasury stock	(12,266)	—	—
Payment of cash dividends	(6,401)	(4,615)	(4,569)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,728)	635,394	35,157

Increase(decrease) in cash and cash equivalents	613	(18,553)	88,268
Cash and cash equivalents at beginning of year	112,407	130,960	42,692

CASH AND CASH EQUIVALENTS AT END OF YEAR	$113,020	$112,407	$130,960

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$21,108	$13,761	$2,205
Income taxes	$5,103	$11,188	$24,390
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$3,088	$90,920	$—
Debt transferred to operating lease	$—	$243,725	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1) Nature of Operations and Summary of Significant Accounting Policies

        The Company, through its wholly-owned subsidiary, SkyWest Airlines, Inc. ("SkyWest"), operates one of the larger independent regional airlines in the United States. SkyWest offers scheduled passenger and air freight service with approximately 1,500 daily departures to 117 cities in 31 states and three Canadian provinces. Additionally, SkyWest provides customer handling services for approximately ten other airlines throughout SkyWest's system. SkyWest has been a partner with Delta Airlines, Inc. ("Delta") in Salt Lake City and United Airlines, Inc. ("United") in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta's decision to "de-hub" Dallas/Fort Worth operations. In April 2003, SkyWest signed an agreement with Continental Airlines, Inc. ("Continental") to supply Continental with regional airline feed into Continental's Houston hub effective on July 1, 2003. In January 2005, SkyWest and Continental announced their mutual decision to end SkyWest's operations as a Continental Connection carrier not later than June, 2005. In 2004, SkyWest expanded its United Express operations to provide service in Chicago. Today, SkyWest operates as a Delta Connection carrier in Salt Lake City and as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest. SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. As of December 31, 2004, approximately 40% of SkyWest's capacity (measured in available seat miles or "ASMs") was operated under the Delta code, approximately 59% was operated under the United code and approximately 1% was operated under the Continental code. As of December 31, 2004, SkyWest's fleet consisted of 137 Canadair regional jets (77 United, 56 Delta and four SkyWest) and 73 Embraer EMB-120 Brasilia turboprops ("EMB120s") (50 United, 14 Delta and nine Continental).

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest Inc., and SkyWest Airlines, Inc. with all inter-company transactions and balances having been eliminated.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $9.2 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of ended December 31, 2004 and 2003, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company's position in marketable securities as of December 31, 2004 and 2003 was as follows (in thousands):

	2004		2003
Investment Types
	Cost	Market Value	Cost	Market Value
Commercial paper	$13,016	$13,019	$15,318	$15,318
Bond and bond funds	276,995	275,292	262,790	262,345
Corporate notes	121,926	121,913	59,984	60,117
Asset backed securities	17,283	17,226	20,395	20,390
Other	62	67	584	657

	429,282	427,517	359,071	358,827
Unrealized depreciation	(1,765)	—	(244)	—

Total	$427,517	$427,517	$358,827	$358,827

        Marketable securities had the following maturities as of December 31, 2004 (in thousands):

Maturities	Amount
Year 2005	$185,655
Years 2006 through 2009	111,669
Years 2010 through 2014	17,803
Thereafter	112,390

        The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An allowance for obsolescence is provided for spare parts currently identified as excess to reduce the carrying costs to net realizable value. These allowances are based on management estimates, which are subject to change.

Property and Equipment

        Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Residual Value
Aircraft	14-18 years	25-30%
Rotable spares	10 years	0%
Ground equipment	5-7 years	0%
Office equipment	5-7 years	0%
Leasehold improvements	15 years	0%
Buildings	20-39.5 years	0%

Change in Accounting Estimates

        During the first quarter of 2004, the Company changed its estimate of depreciable lives on rotable spares from five years to ten years and maintained the residual value of zero percent. The impact of this change increased the Company's pretax income for the year ended December 31, 2004 by $11,455,000 ($0.20 per share, basic and diluted). The impact of this change, net of tax, increased the Company's net income for the year ended December 31, 2004 by $6,873,000 ($.12 per share, basic and diluted).

Impairment of Long Lived Assets

        As of December 31, 2004, the Company had $932.5 million of flight equipment and related long-lived assets, net of accumulated depreciation and amortization. In addition to the original cost of these assets, their recorded value is impacted by a number of policy elections made by the Company, including estimated useful lives and salvage values. The Company reviews its long-lived assets for impairment upon certain triggering events, such as a reduction to fleet lives, at each balance sheet date that may indicate the book value of an asset may not be recoverable. The Company uses an estimate of future undiscounted net cash flows of the related asset or group of assets over the remaining life in measuring whether the assets are recoverable. The Company records and impairment charge if the net book value of the assets being assessed exceeds future undiscounted net cash flows of such assets and the net book value of such assets exceed their fair value. The Company assesses the impairment of long-lived assets at the lowest level for which there are identifiable cash flows that are independent of other groups of assets. During the year, no impairment charges were recorded.

Reclassifications

        Certain reclassifications have been made to the December 31, 2003 and 2002 consolidated financial statements to conform to the current year presentation.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest costs of approximately $3,397,000, $5,084,000, and $7,041,000, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its Canadair 50-seat Regional Jet ("CRJ200") engine overhauls where the expense is recorded when the overhaul event occurs. During the quarter ended December 31, 2004, the Company completed negotiations and signed an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and certain unscheduled repairs for engines on its CRJ700 regional jet aircraft effective January, 2004. Under the terms of the agreement, the Company will pay a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. During the year ended December 31, 2004, the Company recorded expenses of approximately $2.8 million related to the agreement.

        The Company uses the "deferral method" of accounting for its 30-seat Embraer Brasilia EMB120 ("EMB120") engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the

Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

        Due to the change in the Company's contractual arrangement with one of its major partners and based on a letter agreement executed by and between the Company and GE Engine Services, Inc. in April 2002 (the "Letter Agreement"), the Company elected to change from the accrual method of accounting to the direct-expense method of accounting for CRJ200 engine overhaul costs effective January 1, 2002. The Company believes the direct-expense method is preferable in the circumstances because the maintenance liability is not recorded until the maintenance services are performed, the direct-expense method eliminates significant estimates and judgments inherent under the accrual method, and it is the predominant method used in the airline industry. Accordingly, effective January 1, 2002, the Company reversed its engine overhaul accrual that totaled $14.1 million by recording a cumulative effect of change in accounting principle of $8.6 million (net of income taxes of $5.5 million).

Passenger and Ground Handling Revenues

        Passenger and ground handling revenues are recognized when service is provided. Under the Company's contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed.

        The Company's flight and related operations conducted under the Delta contract flying relationship are governed by a ten-year agreement signed with Delta in 2000. Effective August 1, 2003, essentially all EMB120 flights conducted by the Company under the Delta code were transitioned from contract flying to "prorate" flying. Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

        The Delta Connection Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, "Determining Whether an Arrangement Contains a Lease" ("EITF 01-08"), the Company has concluded that a component of its revenue under the Delta Connection Agreement is rental income, inasmuch as the Delta Connection Agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the Delta Connection Agreement was $72.5 million for the year ended December 31, 2004, which is recorded in passenger revenue on the Company's consolidated statements of income.

        In September 2003, the Company entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company's United Express obligations. The United Express Agreement received all the necessary approvals from the U.S. Bankruptcy Court, creditors' committee operating on behalf of United under bankruptcy protection and United's pilot union. Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel and other costs.

        The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the "right of use" of a specific type and number of aircraft over a stated period of time. The amount deemed to be rental income under the United Express Agreement was $114.5 million for the year ended December 31, 2004, which is recorded in passenger revenue on the Company's consolidated statements of income.

        On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003. The Company's Continental Connection operations are currently conducted using the Company's EMB120s and EMB120s leased from Continental. The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren't achieved. The Company announced on January 24, 2005 in conjunction with Continental Airlines to end its contractual relationship for flying turboprop aircraft as a Continental Connection carrier. The decision was reached in part due to Continental's desire for a different aircraft due to certain operational constraints and in part due to SkyWest not achieving certain internal financial objectives. The Company currently intends to phase out of its Continental Connection turbo-prop flying from March to June 2005. This flying consisted of approximately 1.5% of SkyWest's annual ASM production for 2004.

        The Company's agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained. The Company's revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company's ability to earn incentive payments contemplated under the agreements.

        In the event that the Company's contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period's approved rates, adjusted to reflect management's current estimate of the results of the current contract negotiations. If the final contractual rates differ from those estimated by management, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

Deferred Aircraft Credits

        The Company accounts for incentives provided by aircraft manufacturers as deferred credits. The deferred credits related to leased aircraft are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. Credits related to owned aircraft are amortized on a straight-line basis as a reduction in depreciation expense over the life of the related aircraft. The incentives are credits that may be used to purchase spare parts and pay for training and other expenses.

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the years ended December 31, 2004, 2003 and 2002 3,836,000, 2,735,000 and 2,790,000 options were excluded from the computation of Diluted EPS respectively.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Numerator for earnings per share—before cumulative effect of accounting change	$81,952	$66,787	$78,277
Denominator:
Denominator for basic earnings per-share weighted average shares	57,858	57,745	57,229
Denominator for diluted earnings per-share weighted average shares	58,350	58,127	57,551
Basic earnings per-share before cumulative effect of accounting change	$1.42	$1.16	$1.37
Diluted earnings per-share before cumulative effect of accounting change	$1.40	$1.15	$1.36

Stock Options

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement which is described more fully in Note 5 below. The Company did not have any stock-based compensation expense for the years ended December 31, 2004, 2003 and 2002.

        The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	Year Ended December 31,
	2004	2003	2002
Net income:
As reported	$81,952	$66,787	$86,866
Pro forma	75,246	59,108	78,454
Net income per common share:
Basic as reported	1.42	1.16	1.52
Basic pro forma	1.30	1.02	1.37
Diluted as reported	1.40	1.15	1.51
Diluted pro forma	$1.29	$1.02	$1.36

Comprehensive Income

        The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards ("SFAS") Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. As of December 31, 2004 and 2003, accumulated other comprehensive loss includes adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $(910,000), $1,273,000, and $168,000, net of income taxes, on marketable securities for the years ended

December 31, 2004, 2003, and 2002 respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $495.8 million as of December 31, 2004, as compared to the carrying amount of $495.8 million. The Company's fair value of long-term debt as of December 31, 2003 was $493.2 million as compared to the carrying amount of $493.7 million.

        Statement of Financial Accounting Standards SFAS ("No. 133"), "Accounting for Derivative Instruments and Certain Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and related interpretations require that all derivative instruments be recorded on the balance sheet at their respective fair values.

        The Company has an interest rate swap agreement to manage its exposure on the debt instrument related to the Company's headquarters. The Company's policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company's derivative instruments are recognized as other current liabilities in the accompanying balance sheet. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a $691,000 and $900,000 liability at December 31, 2004 and 2003 respectively, in the accompanying consolidated balance sheets. The Company decreased interest expense by $209,000 during the year ended December 31, 2004 and increased interest expense by $225,000 for the year ended December 31, 2003 as a result of the interest swap agreement.

Segment Reporting

        The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131 because the Company's business consists of scheduled airline service.

New Accounting Standard

        As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company's results of operations, although it is not anticipated to have a significant impact on the Company's overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to the Company's consolidated financial statements set forth in item 8 of this Report. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (primarily because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $442,000, $129,000 and $1,525,000 in 2004, 2003, and 2002, respectively.

(2)   Long-term Debt

        Long-term debt consisted of the following as of December 31, 2004 and 2003 (in thousands):

	2004	2003
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% through 2019, secured by aircraft	$113,484	$120,330
Notes payable to banks, due in semi-annual installments plus interest at 6.10% at December 31, 2004 and 6.10% at December 31, 2003 through 2020, secured by aircraft	98,725	103,350
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% through 2019, secured by aircraft	80,824	85,168
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	58,532	61,206
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus 0.75% through 2019, secured by aircraft	56,193	59,424
Notes payable to banks, due in monthly installments plus interest of 6.09% through 2020, secured by aircraft	33,045	—
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	15,897	18,160
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	13,459	14,298
Note payable to bank, due in semi-annual installments plus interest based on six-month LIBOR plus 0.60% through 2016, secured by aircraft	13,222	13,876
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	7,865	8,319
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	3,822	7,528
Other notes payable, secured by aircraft	750	1,991

	495,818	493,650
Less current maturities	(32,585)	(30,877)

	$463,233	$462,773

        At December 31, 2004, the three-month and six-month LIBOR rates were 2.558% and 2.775%, respectively.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2004 were as follows (in thousands):

Year ending December 31,
2005	$32,585
2006	29,943
2007	30,835
2008	31,848
2009	32,919
Thereafter	337,688

$495,818

        The Company's total long-term debt at December 31, 2004 was $495.8 million, of which $487.9 million related to the acquisition of EMB120 and CRJ200 aircraft and $7.9 million related to the construction of the Company's new corporate office building. The average effective rate on the debt related to the CRJ200 aircraft of $467.5 million was approximately 4.4% at December 31, 2004.

        The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2005, with interest payable at the bank's base rate less one-quarter percent, which was a net rate of 5.0% at December 31, 2004. The Company had $6,461,000 of letters of credit with no borrowings outstanding under this line of credit as of December 31, 2004. Additionally, the Company had $1,515,000 of letters of credit outstanding with another bank as of December 31, 2004. The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

        During the December 31, 2004 and 2003 aircraft deposits with Bombardier of $3.1 million and $90.9 million, respectively, were applied as down payments to Bombardier for temporarily financing of aircraft while the Company arranged for permanent long-term financing through debt and other third party leasing arrangements. When the Company acquired long-term financing through debt, the debt instruments were written, such that, the long-term debt could be refinanced into equity leases. Hence, in 2003, $243.7 million in debt was transferred to third party long-term lessors.

(3)   Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2004	2003	2002
Current tax provision:
Federal	$13,009	$(46,230)	$29,029
State	4,643	2,279	7,155

	17,652	(43,951)	36,184

Deferred tax provision:
Federal	33,817	82,968	17,651
State	3,166	3,683	1,707

	36,983	86,651	19,358

Provision for income taxes	$54,635	$42,700	$55,542

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2004	2003	2002
Computed "expected" provision for income taxes at the statutory rates	$47,805	$38,320	$49,845
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	5,313	4,338	6,133
Other, net	1,516	42	(436)

Provision for income taxes	$54,634	$42,700	$55,542

        At December 31, 2004, the Company had $639,000 of federal alternative minimum tax credit carryforward, which do not expire. The Company also had federal and state net operating loss carryforwards of $2,054,000, which will not begin to expire until 2023. However, the Company anticipates that this benefit will be used in the tax year ending December 31, 2005.

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2004	2003
Deferred tax assets:
Accrued benefits	$7,303	$6,365
Net operating loss carryforward	1,335	—
AMT credit carryforward	639	—
Accrued reserves and other	2,592	889

Total deferred tax assets	11,869	7,254

Deferred tax liabilities:
Accelerated depreciation	(189,766)	(155,475)
Other	551	569

Total deferred tax liabilities	(189,215)	(154,906)

Net deferred tax liability	$(177,346)	$(147,652)

        The Company's income tax receivables were $8,999 and $62,908 million at December 31, 2004 and 2003, respectively. The Company's deferred tax liabilities were $189,215 and $154,906 million at December 31, 2004 and 2003, respectively. The Company's income tax receivable and deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

(4)   Commitments and Contingencies

Lease Obligations

        The Company leases 153 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004 (in thousands):

Year ending December 31,
2005	$201,527
2006	183,398
2007	202,234
2008	186,789
2009	191,693
Thereafter	1,135,078

$2,100,719

        In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company's leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company's maximum exposure under these leases is the remaining lease payments.

        Total rental expense for non-cancelable aircraft operating leases was approximately $145.9 million, $124.9 million and $103.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The above minimum rental payments do not include landing fees, which amounted to approximately $32.7 million $26.5 million and $19.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        The Company's leveraged lease agreements, typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft to the Company's consolidated financial statements set forth in Item 8 of this Report. The terms of these contracts range up to 18 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.

Self-insurance

        The Company self-insures a portion of its losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company's actual experience.

Purchase Commitments and Options

        On September 15, 2003, the Company announced the completion of a firm order for 30, 70-seat CRJ700s for its United Express operations. The Company began taking delivery of these aircraft in January 2004 and has scheduled delivery of the remaining aircraft covered by the order through May 2005. The Company's firm aircraft orders, as of December 31, 2004, consisted of orders for 20, 70-seat CRJ700s scheduled for delivery through May 2005. Gross committed expenditures for these aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $500 million in 2005. The contract also includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in June 2005 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2004, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. The most significant of these matters is as follows:

  Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

        In July 2003, two former employees of SkyWest commenced litigation in the Superior Court of Santa Barbara, California, alleging violation of minimum wage, meal and rest break, and overtime regulations, as well as violations of the California Labor Code and Business and California Professions Code. In addition to their claims the plaintiffs have pled the case as a class action on behalf of all current and former flight attendants based in California since July 1999, but had not obtained class certification as of March 10, 2005. The plaintiffs are seeking monetary damages as compensation for their alleged grievances. The Company and the plaintiffs have engaged in discovery and unsuccessfully attempted to mediate a settlement without reaching a mutually acceptable result. The Company is vigorously opposing the plaintiffs' claims. Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company's condensed consolidated financial statements.

Concentration Risk and Significant Customers

        The Company monitors the financial condition of its major partners and requires no collateral from its major partners or customers. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $24,000 and $59,000 as of December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003 and 2002, the Company's contractual relationships with Delta and United combined accounted for approximately 95.0% of the Company's total revenues.

        As of December 31, 2004, the Company had demand deposits and money market accounts totaling $8,297,000 with Zions First National Bank, $965,000 with Bank of America, $436,000 with Royal Bank of Canada, $105,000 with JP Morgan Chase Bank and $551,000 with Wells Fargo Bank. These balances exceed the $100,000 limit for insurance by the Federal Deposit Insurance Corporation.

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

        During the year ended December 31, 2004, the Company did not record the benefits of amounts received, as the Company anticipates that a significant portion of the payments received by the Company will be payable to its major partners pursuant to the terms of the Company's agreements with those partners. These amounts have been recorded as other current liabilities in the Company's consolidated balance sheet as of December 31, 2004.

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

Stock Options

        In August 2000, the Company's shareholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan (the "Executive Plan") and the 2001 Allshare Stock Option Plan (the "Allshare Plan"). Both plans became effective January 1, 2001. These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans (the "Prior Plans"); however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2004, there were approximately 1,320,000 employee options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 2,384,827 options had been issued as of December 31, 2004. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of the Company, of which 2,000,000 options had been issued as of December 31, 2004. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model. The following table shows the assumptions used for grants in the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002
Expected annual dividend rate	0.63%	0.76%	0.31%
Risk-free interest rate	2.75%	2.56%	3.91%
Average expected life (years)	4	4	4
Expected volatility of common stock	0.422	0.603	0.584

        Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2004, 2003 and 2002:

	2004		2003		2002
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at beginning of year	4,690,122	$19.27	3,679,925	$21.70	3,028,534	$18.66
Granted	1,134,812	19.18	1,116,915	10.57	1,073,968	26.24
Exercised	(207,755)	12.12	(24,396)	11.97	(389,260)	11.15
Canceled	(86,078)	18.31	(82,322)	21.20	(33,317)	22.54

Outstanding at end of year	5,531,101	19.39	4,690,122	19.27	3,679,925	21.70

Weighted average fair value of options granted during the year		6.66		4.85		12.46

        The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3 to $15	1,695,246	6.7 years	$11.31	624,000	$12.54
$16 to $21	1,830,812	7.7 years	19.54	696,000	20.13
$22 to $26	2,005,043	6.8 years	26.10	989,905	25.95

$3 to $26	5,531,101	7.1 years	$19.39	2,309,905	$20.57

(6)   Retirement Plan and Employee Stock Purchase Plan

Retirement Plan

        The Company sponsors the SkyWest Airlines Employee's Retirement Plan (the "Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Plan. Employees may elect to make contributions to the Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the Plan were $9.7 million, $7.8 million and $7.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

        In February 1996, the Company's Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan ("The Stock Purchase Plan"). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company's common stock. The Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a 15% discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

        The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2004	2003	2002
Number of share purchased	343,136	324,680	214,131
Average price of shares purchased	$14.57	$13.24	$20.76

(7)   Related-Party Transactions

        The Company's President, Chairman and Chief Executive Officer, serves on the Board of Directors for Zion's Bancorporation ("Zion's") and the Utah State Board of Regents. The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion's, Zion's is an equity participant in leveraged leases on two CRJ200 and four EMB120 aircraft operated by the Company and Zion's provides investment administrative services to the Company for which the Company paid approximately $241,000 during the year ended December 31, 2004. Zion's also serves as the Company's transfer agent. The balance in the Zion's accounts as of December 31, 2004, was $92,381,000.

        One of the Company's board members is a shareholder in Soltis Investment Advisors. Soltis Investment Advisors provides cash management advisory services for a portion of the Company's cash programs, advisory services to the Company's 401k retirement plan and deferred compensation plan.    With respect to the Company's cash programs, the Company invests in name brand funds such as PIMCO and Wells Fargo/Strong and Fidelity Money Market funds. The Company makes no direct investment in Soltis. All funds are in a custodian account with Fidelity Investments and in SkyWest's name. Fidelity Investments provides insurance that covers the total value of the accounts in the event that Fidelity fails financially or in the event of loss other than those through normal market declines. Soltis receives no money directly from SkyWest for its services, rather Soltis is compensated by Fidelity Investments. Soltis received approximately $196,126 in 2004 for fees from Fidelity relating to the Company's cash programs. With respect to the Company's 401k retirement plan, the plans assets are invested in name brand funds such as Fidelity, Vanguard, Marsico, Turner etc. The Plan's assets are in a custodian account with Fidelity Investments in the name of SkyWest. Monies are wired directly to Fidelity Investments. Fidelity provides insurance that covers the total value of the accounts in the event that Fidelity fails financially or in the event of loss other than those through normal market declines. Soltis receives no money directly from the Company for its services, rather the individual plan participants pay Soltis directly for advisory fees which are deducted from plan participant's individual account balances on a quarterly basis. The deduction for quarterly fees is reviewed by the Company's management and the record keeper. Soltis received approximately $195,000 in 2004 for fees for these services. With respect to the deferred compensation plan for the officer group, Soltis provides consulting services in conjunction with the Newport Group. Since the Newport Group is the advisor and recordkeeper for the plan, no money is exchanged between the Company and Soltis. Soltis is paid directly by the Newport Group for its advisory services. Soltis received $20,000 during 2004 from the Newport Group.

(8)   Subsequent Events

        Subsequent to year-end, on January 24, 2005 the Company announced in conjunction with Continental Airlines to end its contractual relationship for flying turboprop aircraft as a Continental Connection carrier. The decision was reached in part due to Continental's desire for a different aircraft due to certain operational constraints and in part due to SkyWest not achieving certain internal financial objectives. The Company currently intends to phase out of its Continental Connection turbo-prop flying from March to June 2005. This flying consisted of approximately 1.5% of SkyWest's annual ASM production for 2004 and accounted for less than 1.0% of SkyWest's annual operating income for 2004. No impairment charge was deemed necessary based on the evaluation of assets relating to the Continental operations.

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

        During the two fiscal years ended December 31, 2002 and 2001, and the subsequent interim period through April 7, 2003, SkyWest did not consult with E&Y regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

        The Company provided a copy of the foregoing disclosures to KPMG in connection with the Company's filing of a Current Report on Form 8-K, dated April 7, 2003 (as amended on April 9, 2003). A copy of KPMG's letter (as required by Item 304 (a) (3) of Regulation S-K) was filed as Exhibit 16.1 to such Current Report.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on this evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company's reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Report of Management on Internal Control over Financial Reporting

        Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

  •
  provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management of the Company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the Company's consolidated financial statements.

        Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control—"Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. The Company's management reviewed the results of its assessment with the Audit Committee of the Company's Board of Directors.

        Based on this assessment, the Company's management determined that, as of December 31, 2004, the Company maintained effective internal control over financial reporting.

        Ernst & Young LLP, independent registered public accounting firm, who audited and reported on the consolidated financial statements of the Company included this Report, has issued an attestation report on management's assessment of internal control over financial reporting. This report appears on page 58 of this Report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited management's assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkyWest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended of SkyWest, Inc. and subsidiaries and our report dated March 9, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2005

ITEM 9B. OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III are incorporated herein by reference to the Company's definitive proxy statement for its 2004 annual meeting of shareholders scheduled for May 3, 2005. The Company's definitive proxy statement will be filed with the Commission not later than 120 days after December 31, 2004, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2004 and 2003, Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002, Consolidated Statements of Cashflows for the year ended December 31, 2004, 2003 and 2002, Consolidated Statements of Owners Equity for the years ended December 31, 2004, 2003 and 2002 and Notes to Consolidated Financial Statements.

2.
Financial Statement Schedule. The following consolidated financial statement schedule of the Company is included in Item 14(d) hereof.

    —Report of independent auditors on financial statement schedule

    —Schedule II—Valuation and qualifying accounts

    All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)
Exhibits

Number	Exhibit	Incorporated by Reference	Filed Herewith
3.1	Restated Articles of Incorporation	(1)
3.2	Amended By-Laws	(3)
4.1	Articles IV and VI of Restated Articles of Incorporation describing the Common Shares and shareholders rights (included in Exhibit 3.1)	(1)
4.2	Article II of the Amended By-Laws defining the rights of Common Shareholders (included in Exhibit 3.2)	(1)
10.1	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan.	(3)
10.2	Delta Connection Agreement dated January 13, 1987 between Delta Air Lines, Inc. and SkyWest Airlines, Inc.	(2)
10.3	United Express Agreement dated October 1, 1997 and subsequent amendments dated January 15, 1998 and February 9, 1998	(6)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(2)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(4)
10.6	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(5)
10.7	SkyWest, Inc. Executive Stock Incentive Plan	(7)
10.8	SkyWest, Inc. Allshare Stock Option Plan	(7)
10.9	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)

10.10	United Express Agreement dated September 9, 2003 between United Airlines, Inc. and SkyWest Airlines, Inc.	(9)
10.11	Supplement to Master Purchase Agreement Between Bombardier, and SkyWest Airlines, Inc.	(9)
21.1	Subsidiaries of the Registrant	(10)
23.1	Consent of Independent Registered Accounting Firm		X
23.2	Consent of Independent Registered Accounting Firm		X
31.1	Certification of Chief Executive Officer		X
31.2	Certification of Chief Financial Officer		X
32.1	Certification of Chief Executive Officer		X
32.2	Certification of Chief Financial Officer		X

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

(9)
Incorporated by reference to Registrant's Form 10-Q filed on September 30, 2003

(10)
Incorporated by reference to Registrant's Form 10-K filed on June 29, 2001

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for the years then ended, and have issued our report thereon dated March 9, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2005

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003 and 2002

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2004:
Allowance for inventory obsolescence	$1,926	$505	$(398)	$2,033
Allowance for doubtful accounts receivable	59	540	(575)	24

	$1,985	$1,045	$(973)	$2,057

Year Ended December 31, 2003:
Engine overhaul accrual
Allowance for inventory obsolescence	$480	$1,446	$—	$1,926
Allowance for doubtful accounts receivable	723	14	(678)	59

	$1,203	$1,460	$(678)	1,985

Year Ended December 31, 2002:
Engine overhaul accrual	$14,081	$—	$(14,081)	$—
Allowance for inventory obsolescence	480	—	—	480
Allowance for doubtful accounts receivable	63	690	(30)	723

	$14,624	$690	$(14,111)	$1,203

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2004, to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2005.

SKYWEST, INC.
By	/s/ JERRY C. ATKIN Jerry C. Atkin Chairman, President and Chief Executive Officer

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Names	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board, President and Chief Executive Officer	March 10, 2005
/s/ SIDNEY J. ATKIN Sidney J. Atkin	Vice Chairman of the Board And Director	March 10, 2005
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President, Chief Financial Officer And Treasurer	March 10, 2005
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	March 10, 2005
/s/ MERVYN K. COX Mervyn K. Cox	Director	March 10, 2005
/s/ IAN M. CUMMING Ian M. Cumming	Director	March 10, 2005
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Director	March 10, 2005
/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	March 10, 2005

/s/ HYRUM W. SMITH Hyrum W. Smith	Director	March 10, 2005
/s/ ROBERT G. SARVER Robert G. Sarver	Director	March 10, 2005