Form 10-Q
period 2005-03-31
SKYWEST INC
filed 2005-05-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes      ☒     No     ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes      ☒     No     ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2005
Common stock, no par value	57,669,086

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

Forward-Looking Statements

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements.  SkyWest, Inc. (the “Company”) may, from time to time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” “likely” and similar expressions identify forward-looking statements.  All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date.  The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with fluctuations in the economy and the demand for air travel; bankruptcy proceedings involving United Airlines, Inc.; ongoing negotiations between the Company and its major partners regarding their contractual relationships; variations in market and economic conditions; employee relations and labor costs; the degree and nature of competition; the Company’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures; and other unanticipated factors.  Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company’s current expectations are contained in the Company’s filings with the Securities and Exchange Commission, including the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$99,784	$113,020
Marketable securities	426,230	427,517
Restricted cash	18,684	9,160
Income tax receivable	—	8,999
Receivables, net	34,527	27,964
Inventories	34,100	33,922
Prepaid aircraft rents	99,897	61,550
Other current assets	30,257	30,205
Total current assets	743,479	712,337

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,192,222	1,095,363
Deposits on aircraft	37,260	66,346
Buildings and ground equipment	102,035	100,268
	1,331,517	1,261,977
Less-accumulated depreciation and amortization	(342,904)	(329,430)
Total property and equipment, net	988,613	932,547

OTHER ASSETS	19,452	17,403
Total assets	$1,751,544	$1,662,287

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$35,164	$32,585
Accounts payable	45,340	57,130
Accrued salaries, wages and benefits	30,989	30,094
Accrued aircraft rents	25,774	30,320
Taxes other than income taxes	10,134	8,465
Other current liabilities	21,139	17,237
Income tax payable	8,269	—

Total current liabilities	176,809	175,831

LONG-TERM DEBT, net of current maturities	540,770	463,233

DEFERRED INCOME TAXES PAYABLE	181,200	189,215

DEFERRED AIRCRAFT CREDITS	57,467	54,953

COMMITMENTS AND CONTINGENCES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 64,463,142 and 64,442,958 shares issued, respectively	335,287	335,241
Retained earnings	494,432	477,424
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,870)	(1,059)
Total Stockholders’ Equity	795,298	779,055
Total liabilities and stockholders’ equity	$1,751,544	$1,662,287

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share amounts)

	Quarter Ended March 31,
	2005	2004

OPERATING REVENUES:
Passenger	$335,557	$250,655
Ground handling and other	4,735	3,049
Total operating revenues	340,292	253,704

OPERATING EXPENSES:
Flying operations	178,017	119,691
Customer service	55,778	41,510
Maintenance	32,032	24,499
Depreciation and amortization	21,032	19,227
Promotion and sales	1,194	1,091
General and administrative	17,793	12,829
Total operating expenses	305,846	218,847

OPERATING INCOME	34,446	34,857
OTHER INCOME (EXPENSE):
Interest income	2,962	1,896
Interest expense	(6,646)	(4,469)
Total other income (expense), net	(3,684)	(2,573)

INCOME BEFORE INCOME TAXES	30,762	32,284

PROVISION FOR INCOME TAXES	11,997	12,914
NET INCOME	$18,765	$19,370

Basic earnings per share	$0.33	$0.33
Diluted earnings per share	$0.32	$0.33
Weighted average common shares:
Basic	57,668	58,008
Diluted	58,197	58,633

Dividends declared per share	$0.03	$0.03

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Quarter Ended March 31,
	2005	2004

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(12,929)	$23,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(69,584)	(96,227)
Sales of marketable securities	70,060	70,192
Acquisition of property and equipment:
Aircraft and rotable spare parts	(149,226)	(48,110)
Deposits on aircraft	(10,767)	(19,317)
Buildings and ground equipment	(1,767)	(8,057)
Increase in other assets	(2,305)	(1,834)
NET CASH USED IN INVESTING ACTIVITIES	(163,589)	(103,353)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	140,980	34,450
Proceeds from sales of aircraft	11,734	—
Return of deposits on aircraft and rotable spare parts	17,810	—
Principal payments on long-term debt	(5,489)	(4,025)
Net proceeds from issuance of common stock	3	329
Payment of cash dividends	(1,756)	(1,160)
NET CASH PROVIDED BY FINANCING ACTIVITIES	163,282	29,594

Decrease in cash and cash equivalents	(13,236)	(50,725)
Cash and cash equivalents at beginning of period	113,020	112,407

CASH AND CASH EQUIVALENTS AT END OF PERIOD	99,784	$61,682

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$4,474	$3,463
Income taxes	$69	$306

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$22,043	$3,088
Debt transferred to operating lease	$55,375	—

See accompanying notes to consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options and shares of common stock purchased under the employee stock option plan and stock purchase plan has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants for the quarters ended March 31, 2005 and 2004: a risk-free interest rate of 3.87% for 2005 and 2.75% for 2004, a volatility factor of the expected common stock price of .391 for 2005 and .422 for 2004, a weighted average expected life of six years for the stock options granted in February 2005 and a weighted average expected life of four years for all previously granted options presented and an expected annual dividend rate of 0.70% for 2005 and 0.63% for 2004. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For the quarters ended March 31,
	2005	2004

Net income:
As reported	$18,765	$19,370
Pro forma options expensed (net of taxes)	(1,600)	(1,709)
Pro forma	$17,165	$17,661
Net income per common share:
Basic as reported	$0.33	$0.33
Basic pro forma	$0.30	$0.30

Diluted as reported	$0.32	$0.33
Diluted pro forma	$0.29	$0.30

Note C — Marketable Securities

The Company’s investments in marketable debt are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company’s position in marketable debt as of March 31, 2005 and December 31, 2004 was as follows (in thousands):

	March 31, 2005		December 31, 2004
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$9,798	$9,797	$13,016	$13,019
Bonds and bond funds	262,163	259,196	276,995	275,292
Corporate and other notes	129,291	129,261	121,926	121,913
Asset backed securities	28,094	27,976	17,283	17,226
Other	—	—	62	67
	429,346	426,230	429,282	427,517
Unrealized depreciation	(3,116)	—	(1,765)	—
Total	$426,230	$426,230	$427,517	$427,517

Marketable securities had the following maturities as of March 31, 2005 (in thousands):

Maturities	Amount
Year 2005	$183,131
Years 2006 through 2009	107,310
Years 2010 through 2014	18,504
Thereafter	117,285

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the right to redeem the securities within the next year.

Note D — Passenger and Ground Handling Revenue

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

As of March 31, 2005, the Company and Delta had not finalized the terms of the 2005 rate agreement regarding rates, terms and conditions for contract flying under which the Company operated as a Delta Connection carrier.  Consequently, revenues under the Delta arrangement for the three months ended March 31, 2005 were recorded based on the terms of the contract rates signed with Delta for calendar 2004.  Under the terms of the Delta rate agreement for 2004, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and certain other costs.  The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.  If the final contractual rates for calendar 2005 differ from the contractual rates for calendar 2004, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

The Delta Connection Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the Delta Connection Agreement is rental income, inasmuch as the Delta Connection Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreement for the quarters ended March 31, 2005 and 2004 were $18.8 million and $18.1 million, respectively.  These amounts were recorded in passenger revenue on the Company’s condensed consolidated statements of income.

In September 2003, the Company entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express obligations.  The United Express Agreement has received all necessary approvals from the U.S. Bankruptcy Court, creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.   Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin based on performance incentives, and reimbursed for fuel and other costs.

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the quarters ended March 31, 2005 and 2004 were $37.4 million and $25.6 million, respectively.  These amounts were recorded in passenger revenue on the Company’s consolidated statements of income.  On February 4, 2005, the Company announced that it had been selected by United Airlines to operate 20 new CRJ700 regional jet aircraft in its United Express operations.

On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional turboprop airline feed into its Houston hub beginning on July 1, 2003.  The Company’s Continental Connection operations are currently conducted using the Company’s EMB120s and EMB120s leased from Continental.  The Continental agreement provides for payment to the Company of a prorated portion of passenger fares, plus additional payments if minimum load factors aren’t achieved.  On January 24, 2005, SkyWest and Continental announced their mutual decision to end SkyWest’s operations as a Continental Connection carrier not later than June 2005.  The decision was reached in part due to Continental’s desire for a different aircraft due to certain operational constraints and in part due to SkyWest not achieving certain internal financial objectives.  This flying consisted of approximately 1.5% of SkyWest’s annual ASM production for 2004.

The Company’s agreements with Delta and United contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the agreements.

Note E — Income Tax

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that are reasonably anticipated to result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  The Company recorded income tax expense in calendar year 2004 using a 40% effective tax rate.  Due to the change in flying mix from state to state, the Company decreased its effective tax rate to 39% for the quarter ended March 31, 2005.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended March 31, 2005 and 2004, 3,779,000 and 3,864,000 options were excluded from the computation of Diluted EPS respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is:

	For the quarters ended March 31,
	2005	2004
Numerator
Net Income	$18,765	$19,370

Denominator
Weighted average number of common shares outstanding	57,668	58,008
Effect of outstanding stock options	529	625
Weighted average number of shares for Diluted net income per common share	58,197	58,633

Basic earnings per share	$0.33	$0.33
Diluted earnings per share	$0.32	$0.33

Note G – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. The Company’s comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicted (in thousands):

	For the quarters ended March 31,
	2005	2004
Net Income	$18,765	$19,370
Unrealized appreciation (depreciation) on marketable securities, net of tax	(811)	381

Comprehensive income	$17,954	$19,751

Note H – Long-term Debt

Long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2005	December 31, 2004
Notes payable to banks, due in semi-annual installments plus interest at 6.24% to 6.51% through 2021, secured by aircraft	$140,385	$—
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% through 2019, secured by aircraft	113,484	113,484
Notes payable to banks, due in semi-annual installments plus interest at 6.10% at March 31, 2005 and December 31, 2004 through 2020, secured by aircraft	97,435	98,725
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% through 2019, secured by aircraft	80,824	80,824
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	57,852	58,532
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus 0.75% through 2019, secured by aircraft	—	56,193
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	32,614	33,045
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	15,611	15,897
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	13,459	13,459
Note payable to bank, due in semi-annual installments plus interest based on six-month LIBOR plus 0.60% through 2016, secured by aircraft	13,222	13,222
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	7,752	7,865
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	2,863	3,822
Other notes payable, secured by aircraft	433	750
	575,934	495,818
Less current maturities	(35,164)	(32,585)
	$540,770	$463,233

At March 31, 2005, the three-month and six-month LIBOR rates were 3.12% and 3.40%, respectively.   At December 31,     2004, the three-month and six-month LIBOR rates were 2.56% and 2.78%, respectively.

The aggregate amounts of principal maturities of long-term debt as follows (in thousands):

Quarter ending March 31,

2006	35,164
2007	33,000
2008	34,161
2009	35,414
2010	36,699
Thereafter	401,496
$575,934

The Company’s total long-term debt at March 31, 2005 was $575.9 million, of which $568.1 million related to the acquisition of aircraft and $7.8 million related to the construction of the Company’s corporate office building. The average effective rate on the debt related to aircraft of $568.1 million was approximately 5.2% at March 31, 2005.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2006, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 5.50% at March 31, 2005.  The Company had $6,424,000 of letters of credit with no borrowings outstanding under this line of credit as of March 31, 2005.  Additionally, the Company had $1,592,000 of letters of credit outstanding with another bank as of March 31, 2005.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

During the quarter ended March 31, 2005, the Company took delivery of 13 new CRJ700 regional aircraft and financed these aircraft acquisitions under interim financing arrangements and third-party long-term debt.  The interim financing arrangements are convertible, at the Company’s option, into long-term permanent U.S. leveraged leases.  Additionally, during the quarter ended March 31, 2005, the Company refinanced four previous long-term debt financing arrangements for CRJ200 aircraft with long-term permanent U.S. leveraged leases.

During the March 31, 2005 and 2004 aircraft deposits with Bombardier of $22.0 million and $3.1 million, respectively, were applied as down payments to Bombardier for temporarily financing of aircraft while the Company arranged for permanent long-term financing through debt and other third party leasing arrangments.  When the Company acquired long-term financing through debt, the debt instruments were written, such that, the long-term debt could be refinanced into equity leases.  Hence, in 2005, $55.4 million in debt was transferred to third party long-term lessors.

Note I – Commitments and Contingencies

The Company leases 159 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March  31, 2005 (in thousands):

April through December 2005	$165,499
2006	202,304
2007	226,759
2008	211,314
2009	216,218
2010	207,909
Thereafter	1,150,811
$2,380,814

On March 31, 2005, the Company had commitments of approximately $675 million to purchase 27 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from April 2005 through January 2006.  The Company has also obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company’s maximum exposure under these leases is the aggregated amount of the remaining lease payments.

Note J – Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities.  As of March 31, 2005, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters is as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former employees of SkyWest Airlines, Inc. commenced litigation in the Superior Court of Santa Barbara, California, alleging unpaid minimum wages, meal and rest break penalties, and overtime, as well as violations of California Labor Code SS203 and Business and California Professions Code SS17000, et seq.  In addition to their own claims, the plaintiffs have pled the case as a class action on behalf of all current and former SkyWest flight attendants based in California since July 1999 but had not obtained class certification as of May 6, 2005.  The plaintiffs are seeking monetary damages as compensation for their grievances.  The Company and the plaintiffs have engaged in discovery and unsuccessfully attempted to mediate a settlement without reaching a mutually acceptable result.  The Company is vigorously opposing the plaintiffs’ claims.  Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements.

Note K – Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, the Company does not recognize compensation cost for employee stock options.  Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note-B to the Company’s condensed consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company, through its wholly-owned subsidiary, SkyWest, operates one of the larger independent regional airlines in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,500 daily departures to 120 cities in 32 states and three Canadian provinces.  Additionally, SkyWest provides customer handling services for approximately ten other airlines throughout SkyWest’s system.  SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  However, effective January 31, 2005, SkyWest re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations.  In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub effective on July 1, 2003.  In January 2005, SkyWest and Continental announced their mutual decision to end SkyWest’s operations as a Continental Connection carrier not later than June, 2005.  In 2004, SkyWest expanded its United Express operations to provide service in Chicago.  Today, SkyWest operates as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest and a Continental Connection carrier in Houston (subject to termination as described above).  SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  As of March 31, 2005, approximately 37.6% of SkyWest’s capacity (measured in ASMs) was operated under the Delta code, approximately 61.3% was operated under the United code and approximately 1.1% was operated under the Continental code.  As of March 31, 2005, SkyWest’s fleet consisted of 69 EMB120s, (50 United, 12 Delta and seven Continental), 125 CRJ200s (67 United, 56 Delta with two SkyWest spares), and 25 CRJ700s with United.

Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or “prorate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest is compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On prorate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.  As of March 1, 2005, essentially all of the Company’s EMB120s flown for Delta and Continental were flown under prorate arrangements.  As of March 1, 2005, approximately 92% of the Company’s EMB120s flown in the United system were flown under contractual arrangements, with the remaining eight percent flown under prorate arrangements.

On February 4, 2005, the Company announced that it had been selected by United Airlines to operate 20 new CRJ700 regional jet aircraft in its United Express operations. Concurrently, the Company announced that it had placed a firm order for these CRJ700 regional jet aircraft with Bombardier Aerospace.  It is anticipated that deliveries of these aircraft will begin in the third quarter of 2005 and be completed by the first quarter of 2006.  The Company’s firm aircraft orders, as of March 31, 2005, consisted of orders for 27 CRJ700s with gross committed expenditures for these aircraft and related equipment including estimated amounts for contractual price escalations are estimated to be approximately $675 million through January 2006.  Additionally, the Company’s agreement with Bombardier, Inc. includes options for another 60 aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and United.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  During September 2003, the Company entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express operations.  The United Express Agreement received all necessary approvals from the U.S. Bankruptcy Court, creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

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

The Company will be materially affected by the uncertainty of the airline industry

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future.  Among other factors, the events associated with September 11, 2001, the slowing U.S. economy throughout 2003 and 2004 and increased hostilities in Iraq, the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry.  These events have resulted in changed government regulations, declines and shifts in passenger demand, increased insurance costs and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry including the Company, major carriers (including the Company’s major partners), competitors and aircraft manufacturers.  These industry developments raise substantial risks and uncertainties which will affect the Company, major carriers (including the Company’s major partners), competitors and aircraft manufacturers in ways that the Company is not currently able to predict.

The Company has been, and will continue to be, significantly impacted by the troubled financial condition of its major partners

In December 2002, United filed for reorganization under Chapter 11 of the Bankruptcy Code.  During September 2003, the Company entered into the United Express Agreement, which had been previously approved on August 29, 2003 by the U.S. Bankruptcy Court.  The United Express Agreement received all necessary approvals from the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy, it could still file for liquidation under Chapter 7 of the Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

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

The Company’s operations and financial condition are dependent upon the terms of its relationships with its major partners

Substantially all of the Company’s revenues are derived from flight operations conducted under its agreements with Delta and United.  Any material change in the Company’s contractual relationships with its major partners would impact the Company’s operations and financial condition.  The Company’s major partners currently face significant economic, operational, financial and competitive challenges.  United’s bankruptcy filing and associated reorganization effort represent only a portion of those challenges.  As the Company’s major partners struggle to address such challenges, they have required, and will likely continue to require, the Company’s participation in efforts to reduce costs and improve the financial position of the Company’s partners.  In particular, these challenges could translate into lower departure rates on the contract flying portion of the Company’s business.  Management believes these developments will impact many aspects of the Company’s operations and financial performance.  In particular, the Company anticipates that its financial performance, including its margins, will be less predictable than in prior periods and will be negatively impacted as the industry experiences significant restructuring.  In addition, the Company’s contract flying arrangements with Delta and United contain termination provisions that could adversely impact the Company’s revenues.  The Company’s rights under the United Express Agreement expire incrementally between 2012 and 2016; however, United can terminate the agreement at any time without notice if the Company does not perform at certain levels.  The Company’s current Delta Connection agreement expires in 2010; however, Delta can terminate the agreement at any time without cause upon 180 days notice.

Maintenance costs will likely increase as the age of the Company’s regional jet fleet increases

Because the average age of SkyWest’s CRJ700s and CRJ200s is approximately 0.5 and 3.1 years, respectively, SkyWest’s CRJ fleet requires less maintenance now than it will in the future. The Company has incurred relatively low maintenance expenses on its regional jet fleet because most of the parts on SkyWest’s regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company’s maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest’s fleet ages and these warranties expire.  Under the Company’s United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines.  The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

The Company has a significant amount of contractual obligations which could have a material adverse effect on the Company’s operations and financial condition.

As of March 31, 2005, the Company had $575.9 million in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft.  The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At March 31, 2005, the Company had 159 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at March 31, 2005.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.6 billion at March 31, 2005.

As of March 31, 2005, the Company had commitments of approximately $675 million to purchase 27 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from April 2005 through January 2006.  The Company’s high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Rapidly increasing fuel costs have adversely affected, and will likely continue to adversely affect, the Company’s operations and financial performance

The price of aircraft fuel is unpredictable and has increased significantly in recent periods.  The average price of fuel increased 36.9% from $1.18 during March 2004 to $1.61 during March 2005.  The Company’s code-share agreements with its major partners provide for reimbursement of fuel costs with respect to the Company’s contract flying; however, the Company bears the risk of increased fuel costs with respect to prorate flying.  Additionally, although the Company’s major partners are obligated to reimburse the Company for fuel costs associated with the Company’s contract flights, the Company does not generate any profit on those revenues.  As a result, during periods of increasing fuel costs, the Company’s margins have been, and will likely continue to be, adversely affected.

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

The Company’s reliance on only three aircraft types exposes the Company to a number of potentially significant risks

As of March 31, 2005, the Company had a fleet of 69 EMB120s, 125 CRJ200s and 25 CRJ700s.  As of March 31, 2005, 71.9% of the Company’s ASMs were flown using CRJ200s, 16.9% of the Company’s ASMs were flown using EMB120s and 11.2% of the Company’s ASMs were flown using CRJ700s.  Additionally, as of March 31, 2005, the Company had agreements to acquire 27 CRJ700s and had obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or 90 seat configurations.  The Company presently anticipates that delivery dates for the 60 optioned CRJ700s could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.  The Company is subject to numerous risks related to the concentration of aircraft types in its current fleet that could materially or adversely affect its operations or financial condition, including:

•                  the breach by Bombardier, Inc. of the Company’s firm order contracts for the delivery of CRJ700s or any change in the delivery schedule of such CRJ700s;

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

Unionization of the Company’s employees could impact the Company’s business

The employees of the Company are not currently represented by any union; however, collective bargaining group organization efforts among the Company’s employees occur from time to time and management expects that such efforts will continue in the future.  In particular, the Company’s management anticipates that unionization efforts may increase if the Company continues to grow and the number of former union employees employed by the Company increases.  If unionizing efforts are successful, the Company may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation.  Management recognizes that such efforts will likely continue in the future and may ultimately result in some or all of the Company’s employees being represented by a union.

The Company is subject to significant governmental regulation

All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the FAA and other governmental agencies.  Regulations promulgated by the DOT primarily relate to economic aspects of air service.  The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs.  The Company cannot predict whether it will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on the Company’s operations.

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s condensed consolidated financial statements for the year ended December 31, 2004 contained therein. Critical accounting policies are those policies that are most important to the preparation of the Company’s condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta, United and Continental, revenue is considered earned when the flight is completed.

As of March 31, 2005, the Company and Delta had not finalized the terms of the rate agreement regarding rates, terms and conditions for contract flying under which the Company operated as a Delta Connection carrier.  Consequently, revenues under the Delta arrangement for the three months ended March 31, 2005 were recorded based on the terms of the contract rates signed with Delta for calendar 2004.  Under the terms of the Delta rate agreement for 2004, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and certain other costs.  The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.  If the final contractual rates for calendar 2005 differ from the finalized contractual rates for calendar 2004, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

On April 3, 2003, the Company signed an agreement with Continental to supply Continental with regional airline feed into its Houston hub beginning on July 1, 2003.  On January 24, 2005, SkyWest and Continental announced their mutual decision to end SkyWest’s operations as a Continental Connection carrier.  The Company currently intends to phase out of its Continental Connection turbo-prop flying from March to June 2005.

The Company’s agreements with Delta, United and Continental contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under applicable agreements.

In the event that the Company’s contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the current contract negotiations.

Maintenance

The Company uses the “deferral method” of accounting for its EMB120 engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine.  For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For EMB120 engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

The Company uses the direct-expense method of accounting for CRJ200 engine overhaul costs because the maintenance liability is not recorded until the maintenance services are performed thus eliminating significant estimates and judgments inherent under the accrual method and it is the predominant method used in the airline industry.

During the quarter ended December 31, 2004, the Company completed negotiations and signed an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for engines on its CRJ700 regional jet aircraft effective January, 2004.  Under the terms of the agreement, the Company will pay a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions.  During the quarter ended March 31, 2005, the Company recorded expenses of approximately $1.9 million related to the agreement.

Aircraft Leases

The majority of the Company’s aircraft are leased from third parties. In order to determine the proper classification of a lease as either an operating lease or a capital lease, the Company must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of the Company’s aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases.  Additionally, operating leases are not reflected in the Company’s condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in the Company’s condensed consolidated balance sheet.

Impairment of Long Lived Assets

As of March 31, 2005, the Company had approximately $989 million of property and equipment and related assets. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In 2003 and 2004, due to volatile economic conditions and indications of declining aircraft market values, the Company evaluated whether the book value of the Company’s aircraft was impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, management concluded no impairment was necessary.  However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

Quarter Ended March 31, 2005 and 2004

Operating Statistics.   The following table sets forth the major operational statistics of the Company and the percentage-of-change for the quarters identified below.

	For the quarters ended March 31,
	2005		2004		%Change

Passengers carried	3,720,376		2,884,522		29.0
Revenue passenger miles (000)	1,632,427		1,163,736		40.3
Available seat miles (000)	2,230,101		1,666,678		33.8
Passenger load factor	73.2%		69.8%		3.4	pts
Passenger breakeven load factor	67.2%		61.4%		5.8	pts
Yield per revenue passenger mile	20.60	¢	21.50	¢	(4.2)
Revenue per available seat mile	15.30	¢	15.20	¢	0.7
Cost per available seat mile	14.00	¢	13.40	¢	4.5
Fuel cost per available seat mile	3.70	¢	2.70	¢	37.0
Average passenger trip length (miles)	439		403		8.9

Total ASMs generated by the Company during the quarter ended March 31, 2005 increased 33.8% from the quarter ended March 31, 2004.  The increase in ASMs was primarily a result of the Company increasing its aircraft fleet to 219 as of March 31, 2005, from 188 aircraft as of March 31, 2004.  During the quarter ended March 31, 2005, the Company took delivery of 13 new CRJ700s.

Yield Per Revenue Passenger Mile.  Yield per revenue passenger mile decreased approximately .9¢ for the quarter ended March 31, 2005, from the quarter ended March 31, 2004.  The decrease in yield per revenue passenger mile was primarily due to the weather-related cancellations of approximately 1,100 more flights in January 2005 than in weather related cancellations in past Januaries.

Net Income.  Net income decreased to $18.8 million, or $0.32 per diluted share, for the quarter ended March 31, 2005, compared to $19.4 million, or $0.33 per diluted share, for the quarter ended March 31, 2004.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues which represented 98.6% of consolidated operating revenues for the quarter ended March 31, 2005, increased 33.9% to $335.6 million from $250.7 million, or 98.8% of consolidated operating revenues, for the quarter ended March 31, 2004. Passenger revenues include an amount designed to reimburse the Company for aircraft ownership costs. The amount deemed to be rental income for the quarter ended March 31, 2005 was $56.2 million.  Passenger revenues, excluding fuel reimbursements from major partners, increased 23.9% for the quarter ended March 31, 2005.  The increase in passenger revenues excluding fuel was primarily due to a 33.8% increase in ASMs, principally as a result of the Company increasing its fleet of aircraft to 219 as of March 31, 2005, from 188 aircraft as of March 31, 2004; however, the increase in revenues was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the Company’s major partners through the rates contemplated by their respective contracts.  Nine of the 13 new CRJ700s were placed into service under the Company’s United Express operations during the quarter ended March 31, 2005 and the remaining four were placed in service in April 2005.  Revenue per ASM increased 0.7% to 15.3¢, for the quarter ended March 31, 2005, from 15.2¢ for the quarter ended March 31, 2004, primarily due to an increase in fuel reimbursements from major partners.  During the first quarter of 2005, the Company experienced significant weather related cancellations, primarily in January, of 1,325 flights which is approximately 3.1% of total scheduled departures.  Based on historical averages for weather related cancellations of ½ of 1%, it is estimated that the Company experienced approximately 1,100 more cancellations than normal during January 2005.  The cancellations contributed to an increase in certain cost components, while the Company was unable to record the revenue for the cancelled flights.

Passenger Load Factor.  Passenger load factor increased to 73.2% for the quarter ended March 31, 2005, from 69.8% for the quarter ended March 31, 2004.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of its larger regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended March 31, 2005, excluding fuel charges (which are substantially reimbursable by the Company’s major partners), increased approximately 30.0% from the same period of 2004.  The increase was primarily a result of a 33.8% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet during the past twelve months).  Total operating expenses for the quarter ended March 31, 2005 increased at a lower rate than ASM growth, primarily due to the growth efficiencies obtained from operating newer, larger regional jets over increased and stage lengths.

Operating and Interest Expenses. Operating and interest expenses increased 39.9% to $312.5 million for the quarter ended March 31, 2005, compared to $223.3 million for the quarter ended March 31, 2004.  The increase in total operating and interest expenses was due principally to the growth in SkyWest’s regional jet fleet from 2004.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 91.8% for the quarter ended March 31, 2005, from 88.0% for the quarter ended March 31, 2004.  The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs period-over-period, on which the Company received no margin.

Operating revenues increased 34.1% for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004, while total operating and interest expenses increased 39.9% over the same period.  The increase in total operating revenues was primarily due to the growth in SkyWest’s regional jet fleet period-over-period.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 3.7% to 10.3¢ for the quarter ended March 31, 2005, from 10.7¢ for the quarter ended March 31, 2004.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft and the increase in stage lengths flown by the Company’s regional jet aircraft.

The following tables set forth information regarding the Company’s operating expense components for the quarters ended March 31, 2005 and 2004.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Quarter ended March 31,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$83,414	24.5	3.6	$64,612	25.5	3.9
Aircraft costs	64,579	19.0	2.9	51,979	20.5	3.1
Maintenance	21,742	6.4	1.0	16,029	6.3	1.0
Fuel	81,418	23.9	3.7	45,526	17.9	2.7
Other airline expenses	54,692	16.1	2.5	40,702	16.0	2.4
Interest	6,646	2.0	0.3	4,469	1.8	0.3
Total airline expenses	$312,491		14.0	$223,317		13.4

The cost per ASM of salaries, wages and employee benefits decreased to 3.6¢ for the quarter ended March 31, 2005, from 3.9¢ for the quarter March 31, 2004.  The decrease in cost per ASM of salaries, wages and employee benefits was primarily due to the increase in the number of CRJ200 and CRJ700 regional jets the Company operates.  The average number of full-time equivalent employees increased 27.0% to 7,162 for the quarter ended March 31, 2005 from 5,639 for the quarter ended March 31, 2004.  The increase in number of employees was due, in large part, to the addition of personnel required for the new regional jet flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.9¢ for the quarter ended March 31, 2005, from 3.1¢ for the quarter ended March 31, 2004.  The decrease in cost per ASM was primarily due to the additions of 22 CRJ700s, which have a lower operating cost per ASM than the Company’s existing aircraft.

The cost per ASM for maintenance expense remained constant at 1.0¢ for the quarter March 31, 2005 and March 31, 2004.  The cost per ASM for maintenance expense remained constant, primarily because of the new CRJ700s that were added to the fleet during the past twelve months.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the direct expense maintenance policy the Company records maintenance expense on its CRJ200 engines as it is incurred.  As a result, during the quarter ended March 31, 2005 the Company collected and recorded as revenue $6.5 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred.  Because the “Maintenance” entry in the table set forth above does not include salaries, wages and employee benefits associated with the Company’s maintenance operations (those costs are stated separately in the table), the Maintenance entry in the above table differs from the Maintenance entry in the Company’s condensed consolidated statements of income.

The cost per ASM for fuel increased to 3.7¢ for the quarter ended March 31, 2005, from 2.7¢ for the quarter ended March 31, 2004.  This increase was primarily due to the average price of fuel increasing to $1.61 per gallon during the quarter ended March 31, 2005, from $1.18 per gallon for the quarter ended March 31, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased to 2.5¢ for the quarter ended March 31, 2005, from 2.4¢ for the quarter ended March 31, 2004. The increase was primarily related to buildup costs associated with the new CRJ700s that have been added to SkyWest’s fleet during the past twelve months.

Interest expense increased to approximately $6.6 million during the quarter ended March 31, 2005, from approximately $4.5 million during the quarter ended March 31, 2004.  The increase in interest expense was primarily due to the temporary debt financing of the new CRJ700s acquired by the Company during the past twelve months.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004.  Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance through August 31, 2005.  The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2005. However, under terms of the Company’s contracts with its major partners, such insurance expense is a “pass-through” cost and is not anticipated to have a material impact on the Company’s ongoing operations or future financial results.

Liquidity and Capital Resources

The Company had working capital of $566.7 million and a current ratio of 4.2:1 at March 31, 2005, compared to working capital of $536.5 million and a current ratio of 4.1:1 at December 31, 2004. The Company used $12.9 million in operating activities, primarily due to the timing of lease payments. The principal sources of cash during the quarter ended March 31, 2005 were $140.9 million of proceeds from the issuance of long-term debt, $17.8 million of proceeds from returns on aircraft deposits, $11.7 million from proceeds from sale of aircraft, $.4 million in proceeds from the sale of marketable securities and $.3 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option and employee stock purchase plans.  During the quarter ended March 31, 2005, the Company invested $160.0 million in flight equipment, $2.3 million in other assets and $1.8 million in buildings and ground equipment.  The Company made principal payments on long-term debt of $5.5 million, and paid $1.8 million in cash dividends.  These factors resulted in a $13.2 million decrease in cash and cash equivalents during the quarter ended March 31, 2005.

The Company’s receivables increased by approximately $6.5 million from December 31, 2004 from March 31, 2005. The increase was primarily due to the increase in the price of fuel during the quarter and the fuel reimbursement provisions of the

Company’s contracts with its major partners.  Under the contracts, the Company receives weekly wire transfers based on estimated production and fuel costs, which payments are subsequently reconciled and adjusted after quarter and year end.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $426.2 million at March 31, 2005, compared to $427.5 million at December 31, 2004.  The decrease in marketable securities was due primarily to fluctuations in the securities market during the past three months.

At March 31, 2005, the Company’s total capital mix was 59.5% equity and 40.5% debt, compared to 62.7% equity and 37.3% debt at December 31, 2004.  The change in the total capital mix during three months ended March 31, 2005 was primarily due to the Company’s debt financing of the new CRJ700s delivered during the quarter.

The Company expended approximately $20.2 million for aircraft related capital expenditures during the quarter ended March 31, 2005. These expenditures consisted primarily of $6.0 million for rotable spares, $6.1 million for engine overhauls, $4.0 million for aircraft improvements, and $4.1 million for buildings, ground equipment and other assets.

The Company had available $10.0 million in an unsecured bank line of credit through January 31, 2006, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 5.50% at March 31, 2005.  The Company had $6,424,000 of letters of credit with no borrowings outstanding under this line of credit as of March 31, 2005.  Additionally, the Company had $1,592,000 of letters of credit outstanding with another bank as of March 31, 2005.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

On March 31, 2005 and 2004, the Company classified $18.7 million and $9.2 million, respectively, as restricted cash on its condensed consolidated balance sheets as required by the Company’s workers compensation policy.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr – Dec 2005	2006	2007	2008	2009	2010	Thereafter

Firm aircraft Commitments	$675,000	$525,000	$150,000	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,380,814	165,499	202,304	226,759	211,314	216,218	207,909	1,150,811
Principal maturities on long-term debt	575,934	30,601	32,919	34,006	35,208	36,506	46,554	360,140
Total commitments and obligations	$3,631,748	$721,100	$385,223	$260,765	$246,522	$252,724	$254,463	$1,510,951

On March 31, 2005, the Company had commitments of approximately $675 million to purchase 27 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from April 2005 through January 2006.  The Company has also obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

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

At present, the Company’s management intends to satisfy its 2005 firm aircraft purchase commitment, as well as its acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with its historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, the Company’s management currently believes the Company will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for its operating activities.

The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At March 31, 2005, the Company had 159 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at March 31, 2005.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.6 billion at March 31, 2005.  As part of the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

The Company’s total long-term debt at March 31, 2005 was $575.9 million, of which $568.1 million related to the acquisition of aircraft and $7.8 million related to the Company’s corporate office building.  During the quarter ended March 31, 2005, the Company acquired seven new CRJ700s from proceeds from the issuance of long-term debt of $140.9 million.  The average effective rate on the debt related to the aircraft was approximately 5.2% at March 31, 2005.

Seasonality

As is common in the airline industry, the Company’s pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

During the first quarter of 2005, the Company experienced significant weather-related cancellations, primarily in January, of 1,325 flights which is approximately 3.1% of total scheduled departures.  Based on historical averages for weather-related cancellations of ½ of 1%, it is estimated that the Company experienced approximately 1,100 more cancellations than normal during January 2005.  The cancellations contributed to an increase in certain cost components, while the Company was unable to record the revenue for the cancelled flights.

Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note-B to the Company’s condensed consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs.  Pursuant to the Company’s contract flying arrangements, United bears the economic risk of fuel price fluctuations on the Company’s United Express flights.  On the Company’s Delta Connection regional jet flights, Delta bears the economic risk of fuel price fluctuations.  On the majority of the Company’s Delta Connection routes flown with EMB120s, as well as all existing Continental Connection routes, the Company will bear the economic risk of fuel fluctuations.  At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would likely decline.  At March 31, 2005, the Company had variable rate notes representing 53.0% of its total long-term debt compared to 73.1% of its long-term debt at December 31, 2004.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $835,000 in interest expense and received $1,368,000 in additional interest income for the quarter ended March 31, 2005.

The Company has an interest rate swap agreement designed to manage its interest rate exposure on the debt instrument related to the Company’s headquarters. The Company’s policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet.  In accordance with the provisions of SFAS No. 133, the Company recorded liabilities of $473,000 at March 31, 2005.  The Company decreased interest expense by $218,000 during the quarter ended March 31, 2005 in accordance with the interest swap agreement.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former employees of SkyWest Airlines, Inc. commenced litigation in the Superior Court of Santa Barbara, California, alleging unpaid minimum wages, meal and rest break penalties, and overtime, as well as violations of California Labor Code SS203 and Business and California Professions Code SS 17000, et seq.  In addition to their own claims, the plaintiffs have pled the case as a class action on behalf of all current and former SkyWest flight attendants based in California since July 1999 but have not obtained class certification as of May 6, 2005.  The plaintiffs are seeking monetary damages as compensation for their grievances.  The Company and the plaintiffs have engaged in discovery and unsuccessfully attempted to mediate a settlement without reaching a mutually acceptable result.  The Company is vigorously opposing the plaintiffs’ claims.  Because the amount of a potential loss, if any, resulting from the outcome of the forgoing case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements.

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

Item 6: Exhibits and Reports on Form 8-K

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SKYWEST, INC. AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2005.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President, Chief Financial Officer and Treasurer