Form 10-Q
period 2005-06-30
SKYWEST INC
filed 2005-08-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2005
Common stock, no par value	57,844,566

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

Forward-Looking Statements

PART I	Financial Statements:
Item 1.	Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II	Other Information:
Item 1.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
Item 6.	Exhibits
Signature

Exhibit 31.1	Certification of Chief Executive Officer
Exhibit 31.2	Certification of Chief Financial Officer
Exhibit 32.1	Certification of Chief Executive Officer
Exhibit 32.2	Certification of Chief Financial Officer

Forward-Looking Statements

In addition to historical information, this release contains forward-looking statements.  SkyWest, Inc. (the “Company”) may, from time-to-time, make written or oral forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Such statements encompass the Company’s beliefs, expectations, hopes or intentions regarding future events.  Words such as “expects,” “intends,” “believes,” “anticipates,” “should,” “likely” and similar expressions identify forward-looking statements.  All forward-looking statements included in this Quarterly Report on Form 10-Q are made as of the date hereof and are based on information available to the Company as of such date.  The Company assumes no obligation to update any forward-looking statement. Actual results will vary, and may vary materially, from those anticipated, estimated, projected or expected for a number of reasons, including, among others: developments associated with fluctuations in the economy and the demand for air travel; bankruptcy proceedings involving United Airlines, Inc.; potential bankruptcy proceedings involving Delta Air Lines, Inc.; the pursuit of the Company’s strategic initiative to expand operations internally and/or through acquisitions; ongoing negotiations between the Company and its major partners regarding their contractual relationships; variations in market and economic conditions; employee relations and labor costs;  rapidly escalating fuel costs; the degree and nature of competition; the Company’s ability to expand services in new and existing markets and to maintain profit margins in the face of pricing pressures; aircraft deliveries and the Company’s ability to obtain financing; and other unanticipated factors.  Risk factors, cautionary statements and other conditions which could cause actual results to differ from the Company’s current expectations are contained in the Company’s filings with the Securities and Exchange Commission, including the section of the this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors That May Affect Future Results.”

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	June 30, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$120,812	$113,020
Marketable securities	417,293	427,517
Restricted cash	18,684	9,160
Income tax receivable	—	8,999
Receivables, net	30,114	27,964
Inventories	34,520	33,922
Prepaid aircraft rents	94,910	61,550
Other current assets	31,001	30,205
Total current assets	747,334	712,337

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	1,208,471	1,095,363
Deposits on aircraft	77,360	66,346
Buildings and ground equipment	106,535	100,268
	1,392,366	1,261,977
Less-accumulated depreciation and amortization	(363,456)	(329,430)
Total property and equipment, net	1,028,910	932,547

OTHER ASSETS	19,364	17,403
Total assets	$1,795,608	$1,662,287

See notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$34,443	$32,585
Accounts payable	55,455	57,130
Accrued salaries, wages and benefits	33,641	30,094
Accrued aircraft rents	28,414	30,320
Taxes other than income taxes	12,249	8,465
Other current liabilities	20,284	17,237
Income tax payable	16,099	—

Total current liabilities	200,585	175,831

LONG-TERM DEBT, net of current maturities	528,962	463,233

DEFERRED INCOME TAXES PAYABLE	186,126	189,215

DEFERRED AIRCRAFT CREDITS	58,331	54,953

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares Authorized; 64,638,622 and 64,442,958 shares issued, respectively	337,998	335,241
Retained earnings	517,427	477,424
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,270)	(1,059)
Total stockholders’ equity	821,604	779,055
Total liabilities and stockholders’ equity	$1,795,608	$1,662,287

See notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Operating revenues:
Passenger	$378,243	$262,221	$713,799	$512,875
Ground handling and other	5,800	5,166	10,536	8,216
	384,043	267,387	724,335	521,091
Operating expenses:
Flying operations	208,356	131,002	386,372	250,697
Customer service	55,984	42,434	111,761	83,981
Maintenance	34,349	24,415	66,381	48,912
Depreciation and amortization	21,611	19,000	42,642	38,227
General and administrative	18,120	14,196	35,914	26,986
Promotion and sales	1,027	1,181	2,222	2,272
	339,447	232,228	645,292	451,075
Operating income	44,596	35,159	79,043	70,016
Other income (expense):
Interest income	3,381	2,184	6,343	4,080
Interest expense	(7,392)	(3,920)	(14,037)	(8,389)
	(4,011)	(1,736)	(7,694)	(4,309)
Income before income taxes	40,585	33,423	71,349	65,707
Provision for income taxes	15,828	13,369	27,826	26,283
Net income	$24,757	$20,054	$43,523	$39,424

Basic earnings per share	$0.43	$0.35	$0.75	$0.68
Diluted earnings per share	$0.42	$0.34	$0.75	$0.67
Weighted average common shares:
Basic	57,671	58,056	57,670	58,032
Diluted	58,323	58,595	58,260	58,614

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$71,958	$82,985

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(265,696)	(189,759)
Sales of marketable securities	275,709	149,601
Acquisition of property and equipment:
Aircraft and rotable spare parts	(166,265)	(61,120)
Deposits on aircraft	(56,998)	(27,370)
Buildings and ground equipment	(6,267)	(14,643)
Increase in other assets	(2,487)	(2,071)
NET CASH USED IN INVESTING ACTIVITIES	(222,004)	(145,362)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	140,980	34,450
Proceeds from sales of aircraft	11,734	—
Return of deposits on aircraft and rotable spare parts	23,941	—
Principal payments on long-term debt	(18,018)	(15,656)
Net proceeds from issuance of common stock	2,714	4,561
Payment of cash dividends	(3,513)	(2,900)
NET CASH PROVIDED BY FINANCING ACTIVITIES	157,838	20,455

Increase/(decrease) in cash and cash equivalents	7,792	(41,922)
Cash and cash equivalents at beginning of period	113,020	112,407

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$120,812	$70,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$14,419	$10,270
Income taxes	$1,663	$3,703

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$22,043	$3,088
Debt transferred to operating lease	55,375	—

See notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the “Company”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B — Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options and shares of common stock purchased under the Company’s employee stock option plan and stock purchase plan has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants issued during the quarters ended June 30, 2005 and 2004: a risk-free interest rate of 3.87% for 2005 and 2.75% for 2004, a volatility factor of the expected common stock price of .391 for 2005 and .422 for 2004, a weighted average expected life of six years for the stock options granted in February 2005 and a weighted average expected life of four years for all previously granted options presented and an expected annual dividend rate of 0.70% for 2005 and 0.63% for 2004. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information) required to be disclosed pursuant to SFAS No. 123:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net income:
As reported	$24,757	$20,054	$43,523	$39,424
Pro forma options expensed (net of taxes)	1,564	1,687	3,164	3,396
Pro forma income	$23,193	$18,367	$40,359	$36,028
Net income per common share:
Basic as reported	$0.43	$0.35	$0.75	$0.68
Basic pro forma	$0.40	$0.32	$0.70	$0.62

Diluted as reported	$0.42	$0.34	$0.75	$0.67
Diluted pro forma	$0.40	$0.31	$0.69	$0.62

Note C — Marketable Securities

The Company’s investments in marketable debt are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results. The Company’s position in marketable debt as of June 30, 2005 and December 31, 2004 was as follows (in thousands):

	June 30, 2005		December 31, 2004
Investment Types	Cost	Market Value	Cost	Market Value

Commercial paper	$2,000	$2,000	$13,016	$13,019
Bonds and bond funds	289,883	287,837	276,995	275,292
Corporate and other notes	104,214	104,179	121,926	121,913
Asset backed securities	23,278	23,277	17,283	17,226
Other	—	—	62	67
	419,375	417,293	429,282	427,517
Unrealized
Depreciation	(2,082)	—	(1,765)	—
Total	$417,293	$417,293	$427,517	$427,517

Marketable securities had the following maturities as of June 30, 2005 (in thousands):

Maturities	Amount
Year 2005	$200,796
Years 2006 through 2009	109,594
Years 2010 through 2014	17,585
Thereafter	89,318

The Company has classified all marketable securities as available-for-sale since the Company has the intent to maintain a liquid portfolio and the ability to liquidate the securities within the next year.

Note D — Passenger and Ground Handling Revenue

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with Delta Airlines, Inc. (“Delta”), and United Airlines, Inc. (“United”), as well as the Company’s prior arrangement with Continental Airlines, Inc. (“Continental”), revenue is considered earned when the flight is completed.

The Company’s flight and related operations conducted under the Delta contract flying relationship are governed by a Delta Connection Agreement that expires in 2010.  Effective August 1, 2003, essentially all Embraer Brasilia EMB120 (“EMB120”) flights conducted by the Company under the Delta code were transitioned from contract flying to “prorate” flying.  Under the prorate flying arrangement, the Company controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.

As of June 30, 2005, the Company and Delta had not finalized the terms of the 2005 rate agreement regarding rates, terms and conditions for the Company’s Delta Connection contract flying during 2005.  Consequently, revenues under the Delta arrangement for the three and six months ended June 30, 2005 were recorded based on the terms of the contract rates signed with Delta for calendar 2004.  Under the terms of the Delta rate agreement for 2004, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and certain other costs.  The Company and Delta are continuing to negotiate rates for calendar 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.  If the final contractual rates for calendar 2005 differ from the contractual rates for calendar 2004, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

The Delta Connection Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the Delta Connection Agreement is rental income, inasmuch as the Delta Connection Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreement for the quarters ended June 30, 2005 and 2004 were $18.9 million and $18.1 million, respectively.  The amounts deemed to be rental income under the Delta Connection Agreement for the six months ended June 30, 2005 and 2004 were $37.7 million and $36.3 million, respectively.  These amounts were recorded in passenger revenue on the Company’s condensed consolidated statements of income.

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

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the quarters ended June 30, 2005 and 2004 were $41.7 million and $26.5 million, respectively.  The amounts deemed to be rental income under the United Express Agreement for the six months ended June 30, 2005 and 2004 were $79.2 million and $52.1 million, respectively.  These amounts were recorded in passenger revenue on the Company’s consolidated statements of income.

In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003.  In January 2005, SkyWest and Continental announced their mutual decision to end the Company’s operations as a Continental Connection carrier.  As of July 1, 2005, SkyWest completed the phase-out process with Continental.  The decision was reached in part due to Continental’s desire for a different aircraft due to certain operational constraints and in part due to SkyWest’s inability to achieve certain internal financial objectives.  This flying consisted of approximately 1.5% of SkyWest’s annual “available seat mile” or “ASM” production for 2004.

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

Note E — Income Tax

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that are reasonably anticipated to result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  The Company recorded income tax expense in calendar year 2004 using a 40% effective tax rate.  Due to the change in flying mix from state to state, the Company decreased its effective tax rate to 39% for the three and six months ended June 30, 2005.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended June 30, 2005 and 2004, 3,770,000 and 3,859,000 options were excluded from the computation of Diluted EPS, respectively, as these securities would have been antidilutive.  During the six months ended June 30, 2005 and 2004, 3,775,000 and 3,862,000 options were excluded from the computation of Diluted EPS respectively.  The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated was (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Numerator
Net Income	$24,757	$20,054	$43,523	$39,424

Denominator
Weighted average number of common shares outstanding	57,671	58,056	57,670	58,032
Effect of outstanding stock options	652	539	590	582
Weighted average number of shares for Diluted net income per common share	58,323	58,595	58,260	58,614

Basic earnings per share	$0.43	$0.35	$0.75	$0.68
Diluted earnings per share	$0.42	$0.34	$0.75	$0.67

Note G – Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. The Company’s comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net Income	$24,757	$20,054	$43,523	$39,424
Unrealized appreciation (depreciation) on marketable securities, net of tax	600	(1,776)	(211)	(1,395)

Comprehensive income	$25,357	$18,278	$43,312	$38,029

Note H – Long-term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	June 30, 2005	December 31, 2004
Notes payable to banks, due in semi-annual installments plus interest at 6.24% to 6.51% through 2021, secured by aircraft	$138,886	$—
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.30% to 1.375% through 2019, secured by aircraft	109,995	113,484
Notes payable to banks, due in semi-annual installments plus interest at 6.10% at June 30, 2005 and December 31, 2004 through 2020, secured by aircraft	96,149	98,725
Notes payable to banks, due in semi-annual installments plus interest based on six-month LIBOR plus 1.40% through 2019, secured by aircraft	78,610	80,824
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.45% through 2018, secured by aircraft	57,133	58,532
Notes payable to banks, due in quarterly installments plus interest based on three-month LIBOR plus 0.75% through 2019, secured by aircraft	—	56,193
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	32,186	33,045
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	14,733	15,897
Note payable to bank, due in semi-annual installments plus interest at 7.18% through 2012, secured by aircraft	13,017	13,459
Note payable to bank, due in semi-annual installments plus interest based on six-month LIBOR plus 0.60% through 2016, secured by aircraft	12,876	13,222
Notes payable to bank, due in monthly installments plus interest based on one-month LIBOR through 2012, secured by building	7,638	7,865
Notes payable to banks, due in monthly installments including interest at 6.70% to 7.37% through 2006, secured by aircraft	1,891	3,822
Other notes payable, secured by aircraft	291	750
	563,405	495,818
Less current maturities	(34,443)	(32,585)
	$528,962	$463,233

At June 30, 2005, the three-month and six-month LIBOR rates were 3.52% and 3.71%, respectively.  At December 31, 2004, the three-month and six-month LIBOR rates were 2.56% and 2.78%, respectively.

The aggregate amounts of principal maturities of long-term debt as follows (in thousands):

Quarter ending June 30,

2006	34,443
2007	33,412
2008	34,589
2009	35,861
2010	37,164
Thereafter	387,936
$563,405

The Company’s total long-term debt at June 30, 2005 was $563.4 million, of which $555.8 million related to the acquisition of aircraft and $7.6 million related to the construction of the Company’s corporate office building. The average effective rate on the debt related to the aircraft of $555.8 million was approximately 5.6% at June 30, 2005.

The Company has available $10.0 million in an unsecured bank line of credit through January 31, 2006, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 5.75% at June 30, 2005.  The Company had $6,614,000 of letters of credit with no borrowings outstanding under this line of credit as of June 30, 2005.  Additionally, the Company had $1,646,000 of letters of credit outstanding with another bank as of June 30, 2005.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

During the three months ended June 30, 2005, the Company took delivery of seven new Bombardier Canadair CRJ700 regional jet aircraft (“CRJ700s”) and financed these aircraft acquisitions through seller-based financing.  The seller-based financing arrangements are convertible, at the Company’s option, into long-term permanent U.S. leveraged leases.  During the six months ended June 30, 2005, the Company took delivery of 20 new CRJ700 aircraft and refinanced four previous seller-based financing arrangements for Bombardier Canadair CRJ200 regional jet aircraft (CRJ200s”) with third party long-term debt.

During the three months ended June 30, 2005 and 2004, aircraft deposits with Bombardier of $22.0 million and $3.1 million, respectively, were applied as down payments to Bombardier for temporary financing of aircraft while the Company arranged for permanent long-term financing through debt and other third party leasing arrangements.  When the Company acquired long-term debt financing for regional jet aircraft, the Company obtained the right to refinance the long-term debt into U.S. leveraged leases.  During the six months ended June 30, 2005 the Company transferred $55.4 million of such debt into long-term, third-party leases.

Note I – Commitments and Contingencies

The Company leases 166 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  During the three months ended June 30, 2005, the Company took delivery on seven CRJ700s.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2005 (in thousands):

July through December 2005	$114,932
2006	217,036
2007	241,793
2008	226,348
2009	231,252
2010	222,943
Thereafter	1,305,064
$2,559,368

On June 30, 2005, the Company had commitments of approximately $500 million to purchase 20 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from July 2005 through January 2006.  The Company has also obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or  90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company’s maximum exposure under these leases does not exceed the aggregate amount of the remaining lease payments.

Note J – Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities.  As of June 30, 2005, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters is as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former flight attendants of SkyWest Airlines, Inc. (“SkyWest”) filed a class-action lawsuit in the Superior Court of Santa Barbara, California, alleging failure to pay minimum wage and overtime, and grant meal and rest breaks as required by state law, as well as violations of Section 203 of the California Labor Code and Section 17000 of the Business and California Professions Code.  The plaintiffs obtained class certification in July 2005 on all claims.  The class covers roughly 1,000 California residents who worked as flight attendants for SkyWest at any time since July 1999.  The Company and the plaintiffs have engaged in discovery and have twice attempted to mediate a settlement without reaching a mutually acceptable result.  The Company is vigorously opposing the plaintiffs’ claims and is presently not seeking to settle the matter outside of court.  Because the amount of a potential loss, if any, resulting from the outcome of this case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements.

Securities and Exchange Commission

Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses.  In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002.  The restated financial information, together with a discussion of the change in accounting method, was presented in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on Forms 10-Q/A for the quarters ended June 30, 2002 and June 30, 2002.  The staff of the Securities and Exchange Commission began investigating facts pertaining to the Company’s change in accounting method and other changes presented in the restatement of the Company’s financial statements.  During the spring of 2004, the staff and counsel for the Company and its officers engaged in discussions regarding potential resolution of the investigation.  Those discussions did not resolve the investigation and the staff continued the investigation.  The Company and the staff have continued their efforts to resolve the investigation and the Company and its management continue to cooperate with the staff in the process.

Note K – Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using the intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, the Company does not recognize compensation cost for employee stock options.  Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note B to the Company’s condensed consolidated financial statements.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company, through SkyWest, operates one of the larger independent regional airlines in the United States.  SkyWest offers scheduled passenger and air freight service with approximately 1,500 daily departures to 106 cities in 30 states and three Canadian provinces.  Additionally, SkyWest provides customer handling services for approximately ten other airlines throughout SkyWest’s system.  SkyWest has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  However, effective January 31, 2005, SkyWest re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations.  In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003.  In January 2005, SkyWest and Continental announced their mutual decision to end SkyWest’s operations as a Continental Connection carrier.  As of July 1, 2005, SkyWest completed the phase-out process with Continental.  This flying consisted of approximately 1.5% of SkyWest’s annual ASM production for 2004.  In 2004, SkyWest expanded its United Express operations to provide service in Chicago.  As of July 1, 2005, SkyWest operated as a

Delta Connection carrier in Salt Lake City, and a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest.  SkyWest believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the month ended June 2005, approximately 34.6% of SkyWest’s capacity (measured in ASMs) was operated under the Delta code, approximately 65.1% was operated under the United code and approximately 0.3% was operated under the Continental code.  As of June 30, 2005, SkyWest’s fleet consisted of 66 EMB120s, (53 United, and 13 Delta), 125 CRJ200s (65 United, 56 Delta, and four SkyWest), and 32 CRJ700s with United.

Historically, multiple contractual relationships have enabled SkyWest to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of SkyWest-controlled or “prorate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and SkyWest is compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On prorate flights, SkyWest controls scheduling, ticketing, pricing and seat inventories and receives a prorated portion of passenger fares.  Essentially all of the Company’s EMB120s flown for Delta and Continental were flown under prorate arrangements while approximately 91% of the Company’s EMB120s flown in the United system were flown under contractual arrangements, with the remaining nine percent flown under prorate arrangements.

On February 4, 2005, the Company announced that it had been selected by United Airlines to operate 20 new CRJ700 regional jet aircraft in its United Express operations. Concurrently, the Company announced that it had placed a firm order for these CRJ700 regional jet aircraft with Bombardier Aerospace.  The Company anticipates that deliveries of these aircraft will begin in the third quarter of 2005 and be completed by the first quarter of 2006.  The Company’s firm aircraft orders, as of June 30, 2005, consisted of orders for 20 CRJ700s with gross committed expenditures for these aircraft and related equipment including amounts for contractual price escalations estimated to be approximately $500 million through January 2006.  Additionally, the Company’s agreement with Bombardier, Inc. includes options for another 60 aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”).  During September 2003, the Company entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express operations.  The United Express Agreement received all necessary approvals from the U.S. Bankruptcy Court, the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union.  Under the terms of the United Express Agreement, the Company is compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and reimbursed for fuel and other costs.  Notwithstanding the execution of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.  Although United has reported that it intends to emerge from its ongoing Chapter 11 bankruptcy it could still file for liquidation under Chapter 7 of the United States Bankruptcy Code, or liquidate some or all of its assets through one or more transactions with third parties.  Such events, individually or singly, could jeopardize the Company’s United Express operations, leave the Company unable to efficiently utilize the additional aircraft which the Company is currently obligated to purchase, or result in other outcomes which could have a material adverse effect on the operations, activities or financial condition of the Company.

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

Maintenance costs will likely increase as the age of the Company’s regional jet fleet increases

Because the average age of SkyWest’s CRJ700s and CRJ200s is approximately 0.6 and 3.3 years, respectively, SkyWest’s CRJ fleet requires less maintenance now than it will in the future. The Company has incurred relatively low maintenance expenses on its regional jet fleet because most of the parts on SkyWest’s regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. The Company’s maintenance costs will increase significantly, both on an absolute basis and as a percentage of its operating expenses, as SkyWest’s fleet ages and these warranties expire.  Under the Company’s United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines used in the Company’s United Express operations.  The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

The Company has a significant amount of contractual obligations which could have a material adverse effect on the Company’s operations and financial condition.

As of June 30, 2005, the Company had $563.4 million in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft.  The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At June 30, 2005, the Company had 166 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $2.6 billion at June 30, 2005.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.6 billion at June 30, 2005.

As of June 30, 2005, the Company had commitments of approximately $500 million to purchase 20 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from July 2005 through January 2006.  The Company’s high level of fixed obligations could impact its ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Rapidly increasing fuel costs have adversely affected, and will likely continue to adversely affect, the Company’s operations and financial performance

The price of aircraft fuel is unpredictable and has increased significantly in recent periods.  The average price of fuel increased 40.6% to $1.87 from $1.33 during the twelve months ended June 30, 2005.  The Company’s code-share agreements with its major partners provide for reimbursement of fuel costs with respect to the Company’s contract flying; however, the Company bears the risk of increased fuel costs with respect to prorate flying.  Additionally, although the Company’s major partners are obligated to reimburse the Company for fuel costs associated with the Company’s contract flights, the Company does not generate any profit on those revenues.  As a result, during periods of increasing fuel costs, the Company’s margins have been, and will likely continue to be, adversely affected.

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

The Company’s reliance on only three aircraft types exposes the Company to a number of potentially significant risks

As of June 30, 2005, the Company had a fleet of 66 EMB120s, 125 CRJ200s and 32 CRJ700s.  For the month ended June 2005, 66.2% of the Company’s ASMs were flown using CRJ200s, 10.1% of the Company’s ASMs were flown using EMB120s and 23.7% of the Company’s ASMs were flown using CRJ700s.  Additionally, as of June 30, 2005, the Company had agreements to acquire 20 CRJ700s and had obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for the 60 optioned CRJ700s could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.  The Company is subject to numerous risks related to the concentration of aircraft types in its current fleet that could materially or adversely affect its operations or financial condition, including:

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

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 1 to the Company’s consolidated financial statements for the year ended December 31, 2004, which are presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2005. Critical accounting policies are those policies that are most important to the preparation of the Company’s condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. The Company’s critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided.  Under the Company’s contract and prorate flying agreements with its major partners, revenue is considered earned when the flight is completed.  In the event that the Company’s contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations.

As of June 30, 2005, the Company and Delta had not finalized the terms of the rate agreement regarding rates, terms and conditions for the Company’s Delta Connection contract flying during 2005.  Consequently, revenues under the Delta arrangement for the three and six months ended June 30, 2005 were recorded based on the terms of the contract rates signed with Delta for calendar 2004.  Under the terms of the Delta rate agreement for 2004, the Company is compensated primarily on a fee-per-completed-block hour and departure basis plus a margin, and reimbursed for fuel and certain other costs.  The Company and Delta are continuing to negotiate rates for 2005 that would provide for items such as multiple-year automatic rate reset provisions, a contract extension and other provisions intended to enable more efficient contract administration for the parties.  If the final contractual rates for 2005 differ from the finalized contractual rates for 2004, the Company will reflect these changes in the consolidated financial statements in the period the contractual rates are finalized.

In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003.  In January 2005, the Company and Continental announced their mutual decision to end the Company’s operations as a Continental Connection carrier due to certain operational constraints and in part due to SkyWest’s inability to achieve certain internal financial objectives.  As of July 1, 2005, the Company completed the phase-out process with Continental.  This flying consisted of approximately 1.5% of SkyWest’s annual ASM production for 2004 and generated less than 1.0% of the Company’s operating income for 2004.

The Company’s agreements with its major partners contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained.  The Company’s revenues could be impacted by a number of factors, including changes to the agreements, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under applicable agreements.

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

The Company uses the direct-expense method of accounting for CRJ200 engine overhaul costs.  Under this method, the maintenance liability is not recorded until the maintenance services are performed thus substantially reducing significant estimates and judgments inherent under the accrual method.

During the quarter ended December 31, 2004, the Company completed negotiations and signed an engine services agreement with a third-party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for engines on its CRJ700 regional jet aircraft effective January, 2004.  Under the terms of the agreement, the Company will pay a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the obligation to repair the engines at no additional cost to the Company, subject to certain specified exclusions.  During the three and six months ended June 30, 2005, the Company recorded expenses of approximately $3.1 million and $4.6 million, respectively, under the agreement.

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

Impairment of Long Lived Assets

As of June 30, 2005, the Company had approximately $1.0 billion of property and equipment and related assets. In accounting for these long-lived assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.  On a periodic basis, the Company evaluates whether the book value of the Company’s aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, management concluded no impairment was necessary.  However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

Quarters Ended June 30, 2005 and 2004

Operating Statistics.   The following table sets forth the major operational statistics of the Company and the percentage-of-change for the quarters identified below.

	Three months ended June 30,
	2005		2004		% Change

Passengers carried	4,149,351		3,157,318		31.4
Revenue passenger miles (000)	1,910,017		1,288,702		48.2
Available seat miles (000)	2,536,065		1,754,698		44.5
Passenger load factor	75.3%		73.4%		1.9	pts
Passenger breakeven load factor	68.0%		64.9%		3.2	pts
Revenue per available seat mile	15.10	¢	15.20	¢	(0.7)
Cost per available seat mile	13.70	¢	13.50	¢	1.5
Fuel cost per available seat mile	4.20	¢	3.10	¢	35.5
Average passenger trip length (miles)	460		408		12.7

Total ASMs generated by the Company during the quarter ended June 30, 2005 increased 44.5% from the quarter ended June 30, 2004.  The increase in ASMs was primarily a result of the Company increasing its aircraft fleet to 223 as of June 30, 2005, from 191 aircraft as of June 30, 2004, and the increase in seat capacity and stage lengths flown by the new CRJ700s.

Net Income.  Net income for the quarter ended June 30, 2005 increased to $24.8 million, or $0.42 per diluted share, compared to $20.1 million, or $0.34 per diluted share, for the quarter ended June 30, 2004.  Factors relating to the change in net income are discussed below.

Total Operating Revenues.  Total operating revenues for the quarter ended June 30, 2005 increased 43.6% compared to the quarter ended June 30, 2004.  The increase in total operating revenues was primarily due to the growth in Company’s regional jet fleet period-over-period.

Passenger Revenues.  Passenger revenues, which represented 98.5% of consolidated operating revenues for the quarter ended June 30, 2005, increased 44.2% to $378.2 million from $262.2 million, or 98.1% of consolidated operating revenues, for the quarter ended June 30, 2004.  Passenger revenues include an amount designed to reimburse the Company for aircraft ownership costs.  The amount deemed to be rental income for the quarter ended June 30, 2005 was $60.6 million.  Passenger revenues, excluding fuel reimbursements from major partners, increased 30.7% for the quarter ended June 30, 2005.  The increase in passenger revenues excluding fuel was primarily due to a 44.5% increase in ASMs, principally as a result of the Company increasing its fleet of aircraft to 223 as of June 30, 2005, from 191aircraft as of June 30, 2004; however, the increase in revenues was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the Company’s major partners through the rates contemplated by their respective contracts.  During the quarter ended June 30, 2005, the Company placed ten new CRJ700s in service under the Company’s United Express operations.  Revenue per ASM decreased 0.7% to 15.1¢, for the quarter ended June 30, 2005, from 15.2¢ for the quarter ended June 30, 2004, primarily due to the increase in passenger load factor and the increase in revenue passenger miles.  Management anticipates that as these factors increase, unit cost per revenue passenger mile will decrease.

Passenger Load Factor.  Passenger load factor increased to 75.3% for the quarter ended June 30, 2005, from 73.4% for the quarter ended June 30, 2004.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets.  Additionally, the

Company is experiencing higher passenger acceptance of its larger regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended June 30, 2005, excluding fuel charges (which are substantially reimbursable by the Company’s major partners), decreased approximately 8.7% per ASM from the same period of 2004.  The decrease was primarily a result of a 44.5% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet during the past twelve months).  Total operating expenses for the quarter ended June 30, 2005 increased at a lower rate than ASM growth, primarily due to the growth efficiencies obtained from operating newer, larger regional jets over increased stage lengths.

Operating and Interest Expenses. Operating and interest expenses increased 46.9% to $346.8 million for the quarter ended June 30, 2005, compared to $236.1 million for the quarter ended June 30, 2004.  The increase in total operating and interest expenses was due principally to the growth in Company’s regional jet fleet as 41 new regional jet aircraft were added to the fleet during the past twelve months.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 90.3% for the quarter ended June 30, 2005, from 88.3% for the quarter ended June 30, 2004.  The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to 97.1% increase in fuel costs period-over-period, on which the Company received no margin; however, airline operating and interest expenses per ASM, excluding fuel charges, decreased 8.7% to 9.5¢ for the quarter ended June 30, 2005, from 10.4¢ for the quarter ended June 30, 2004.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft and the increase in stage lengths flown by the Company’s regional jet aircraft.

The following tables set forth information regarding the Company’s operating expense components and interest expense for the quarters ended June 30, 2005 and 2004.  Operating and interest expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended June 30,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$85,749	22.3	3.4	$67,653	25.3	3.9
Aircraft costs	68,974	18.0	2.7	53,572	20.0	3.0
Maintenance	23,977	6.2	0.9	15,873	5.9	0.9
Fuel	105,639	27.5	4.2	53,602	20.0	3.1
Other airline expenses	55,108	14.3	2.2	41,528	15.5	2.4
Interest	7,392	1.9	0.3	3,920	1.5	0.2
Total airline expenses	$346,839		13.7	$236,148		13.5

The cost per ASM of salaries, wages and employee benefits decreased to 3.4¢ for the quarter ended June 30, 2005, from 3.9¢ for the quarter June 30, 2004.  The decrease in cost per ASM of salaries, wages and employee benefits was primarily due to the increase in the number of CRJ200 and CRJ700 regional jets the Company operates and the increased stages lengths these aircraft fly.  The average number of full-time equivalent employees increased 21.8% to 7,421 for the quarter ended June 30, 2005 from 6,091 for the quarter ended June 30, 2004.  The increase in number of employees was due, in large part, to the addition of personnel required for the additional regional jet flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.7¢ for the quarter ended June 30, 2005, from 3.0¢ for the quarter ended June 30, 2004.  The decrease in cost per ASM was primarily due to operating 14 incremental CRJ200s and 27 incremental CRJ700s period-over-period, which have a lower operating cost per ASM than the Company’s existing EMB120 and CRJ200 aircraft.

The cost per ASM for maintenance expense remained constant at 0.9¢ for the quarter June 30, 2005 and June 30, 2004.  The cost per ASM for maintenance expense remained constant, primarily because of the new CRJ200s and CRJ700s that were added to the fleet during the past twelve months and the average age of the regional jet aircraft fleet is only two years and seven months.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the direct expense maintenance policy, the Company records maintenance expense on its CRJ200 engines as it is incurred.  As a result, during the quarter ended June 30, 2005 the Company collected and recorded as revenue $6.7 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred.  Because the “Maintenance” caption in the table set forth above does not include salaries, wages and employee benefits associated with the Company’s maintenance operations (those costs are stated separately in the table), the Maintenance caption in the above table differs from the Maintenance caption in the Company’s condensed consolidated statements of income.

The cost per ASM for fuel increased to 4.2¢ for the quarter ended June 30, 2005, from 3.1¢ for the quarter ended June 30, 2004.  This increase was primarily due to the average price of fuel increasing 40.6% to $1.87 per gallon during the quarter ended June 30, 2005, from $1.33 per gallon for the quarter ended June 30, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased to 2.2¢ for the quarter ended June 30, 2005, from 2.4¢ for the quarter ended June 30, 2004. The decrease was primarily due to the 44.5% increase in ASMs produced by the new incremental regional jet aircraft that have been added to Company’s fleet during the past twelve months.

Interest expense increased to approximately $7.4 million during the quarter ended June 30, 2005, from approximately $3.9 million during the quarter ended June 30, 2004.  The increase in interest expense was primarily due to the temporary debt financing of the new CRJ200s and CRJ700s acquired by the Company during the past twelve months.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004.  Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance through August 31, 2005.  The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2005. Under terms of the Company’s contracts with its major partners, however, such insurance expense is a “pass-through” cost and is not anticipated to have a material impact on the Company’s ongoing operations or future financial results.

Six Months Ended June 30, 2005 and 2004

Operating Statistics.   The following table sets forth the major operational statistics of the Company and the percentage-of-change for the six-month periods identified below.

	Six months ended June 30,
	2005		2004		% Change

Passengers carried	7,869,727		6,041,840		30.3
Revenue passenger miles (000)	3,542,444		2,452,438		44.4
Available seat miles (000)	4,766,166		3,421,376		39.3
Passenger load factor	74.3%		71.7%		2.6	pts
Passenger breakeven load factor	67.6%		63.2%		4.4	pts
Revenue per available seat mile	15.2	¢	15.2	¢	0.0
Cost per available seat mile	13.8	¢	13.4	¢	3.0
Fuel cost per available seat mile	3.9	¢	2.9	¢	34.5
Average passenger trip length (miles)	450		406		10.8

Total ASMs generated by the Company during the six months ended June 30, 2005 increased 39.3% from the six months ended June 30, 2004.  The increase in ASMs was primarily a result of the Company increasing its aircraft fleet to 223 as of June 30, 2005, from 192 aircraft as of June 30, 2004 and the increase in stage lengths flown by the new CRJ700s.

Net Income.  Net income for the six months ended June 30, 2005 increased to $43.5 million, or $0.75 per diluted share, compared to $39.4 million, or $0.67 per diluted share, for the six months ended June 30, 2004.  Factors relating to the change in net income are discussed below.

Passenger Revenues.  Passenger revenues, which represented 98.5% of consolidated operating revenues for the six months ended June 30, 2005, increased 39.2% to $713.8 million from $512.9 million, or 98.4% of consolidated operating revenues, for the six months ended June 30, 2004.  Passenger revenues include an amount designed to reimburse the Company for aircraft ownership costs.  The amounts deemed to be rental income for the six months ended June 30, 2005 and 2004 were $116.8 and $88.4 million, respectively.  Passenger revenues, excluding fuel reimbursements from major partners, increased 27.3% for the six months ended June 30, 2005.  The increase in passenger revenues excluding fuel was primarily due to a 39.3% increase in ASMs, principally as a result of the Company increasing its fleet of aircraft to 223 as of June 30, 2005, from 191 aircraft as of June 30, 2004; however, the increase in revenues was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft.  These efficiencies are passed on to the Company’s major partners through the rates contemplated by their respective contracts.  During the six months ended June 30, 2005, the Company placed 20 new CRJ700s into service under the Company’s United Express operations.  Revenue per ASM remained constant at 15.2¢ for the six months ended June 30, 2005 and 2004, respectively.

Passenger Load Factor.  Passenger load factor increased to 74.3% for the six months ended June 30, 2005, from 71.7% for the six months ended June 30, 2004.  The increase in load factor was due primarily to the further development of the Company’s relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets.  Additionally, the Company is experiencing higher passenger acceptance of its larger regional jet aircraft.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the six months ended June 30, 2005, excluding fuel charges (which are substantially reimbursable by the Company’s major partners), increased approximately 31.1% from the same period of 2004.  The increase was primarily a result of a 39.3% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet during the past twelve months).  Total operating expenses for the six months ended June 30, 2005 increased at a lower rate than ASM growth, primarily due to the growth efficiencies obtained from operating newer, larger regional jets over increased stage lengths.

Operating and Interest Expenses. Operating and interest expenses increased 43.5% to $659.3 million for the six months ended June 30, 2005, compared to $459.5 million for the six months ended June 30, 2004.  The increase in total operating and interest expenses was due principally to the growth in the Company’s regional jet aircraft as 41 new regional jet aircraft were added to the fleet during the past twelve months.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 91.0% for the six months ended June 30, 2005, from 88.2% for the six months ended June 30, 2004.  The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to 88.7% increase in fuel costs period-over-period, on which the Company received no margin; however, airline operating and interest expenses per ASM, excluding fuel charges, decreased 5.7% to 9.9¢ for the six months ended June 30, 2005 from 10.5¢ for the six months ended June 30, 2004.  The primary reason for the decrease was the increased capacity of the Company’s regional jet aircraft and the increase in stage lengths flown by the Company’s regional jet aircraft.

The following tables set forth information regarding the Company’s operating expense components for the six months ended June 30, 2005 and 2004.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Six months ended June 30,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$169,162	23.4	3.5	$132,265	25.4	3.9
Aircraft costs	133,553	18.4	2.8	105,551	20.3	3.1
Maintenance	45,719	6.3	1.0	31,902	6.1	0.9
Fuel	187,057	25.8	3.9	99,128	19.0	2.9
Other airline expenses	109,800	15.2	2.3	82,229	15.8	2.4
Interest	14,038	1.9	0.3	8,389	1.6	0.2
Total airline expenses	$659,329		13.8	$459,464		13.4

The cost per ASM of salaries, wages and employee benefits for the six months ended June 30, 2005 decreased to 3.5¢ from 3.9¢ for the six months ended June 30, 2004.  The decrease in cost per ASM of salaries, wages and employee benefits was primarily due to the increase in the number of CRJ200 and CRJ700 regional jets the Company operates and the increased stage lengths the new larger regional jets are flying.  The average number of full-time equivalent employees increased 24.3% to 7,291 for the six months ended June 30, 2005 from 5,865 for the six months ended June 30, 2004.  The increase in number of employees was due, in large part, to the addition of personnel required for the additional regional jet flying and ground handling operations within the Company’s United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.8¢ for the six months ended June 30, 2005, from 3.1¢ for the six months ended June 30, 2004.  The decrease in cost per ASM was primarily due to operating 14 incremental CRJ200s and 27 incremental CRJ700s period-over-period, which have a lower operating cost per ASM than the Company’s existing EMB120 and CRJ200 aircraft.

The cost per ASM for maintenance expense increased to 1.0¢ for the six months June 30, 2005, from 0.9¢ for the six months ended June 30, 2004.  The increase in cost per ASM for maintenance expense was primarily due to the significant number of weather related flight cancellations in January 2005 and the timing of certain maintenance events.  Under the Company’s United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that the Company records as revenue.  However, consistent with the direct expense maintenance policy, the Company records maintenance expense on its CRJ200 engines as it is incurred.  As a result, during the six months ended June 30, 2005 the Company collected and recorded as revenue $13.1 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred.  Because the “Maintenance” caption in the table set forth above does not include salaries, wages and employee benefits associated with the Company’s maintenance operations (those costs are stated separately in the table), the Maintenance caption in the above table differs from the Maintenance caption in the Company’s condensed consolidated statements of income.

The cost per ASM for fuel increased to 3.9¢ for the six months ended June 30, 2005, from 2.9¢ for the six months ended June 30, 2004.  This increase was primarily due to the average price of fuel increasing 39.2% to $1.74 per gallon during the six months ended June 30, 2005, from $1.25 per gallon for the six months ended June 30, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased to 2.3¢ for the six months ended June 30, 2005, from 2.4¢ for the six months ended June 30, 2004. The decrease was primarily related to the incremental regional jet aircraft that have been added to the fleet during the past twelve months and the increased stage lengths flown by the new regional jets.

Interest expense increased to approximately $14.0 million during the six months ended June 30, 2005, from approximately $8.4 million during the six months ended June 30, 2004.  The increase in interest expense was primarily due to the temporary debt financing of the new CRJ200s and CRJ700s acquired by the Company during the past twelve months.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and the Company received approximately $6.5 million under the act.  This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors.  This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004.  Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance through August 31, 2005.  The Company is unable to predict whether the government will extend this insurance coverage past August 31, 2005. Under terms of the Company’s contracts with its major partners, however, such insurance expense is a “pass-through” cost and is not anticipated to have a material impact on the Company’s ongoing operations or future financial results.

Liquidity and Capital Resources

The Company had working capital of $546.7 million and a current ratio of 3.7:1 at June 30, 2005, compared to working capital of $536.5 million and a current ratio of 4.1:1 at December 31, 2004.  The principal sources of cash during the six months ended June 30, 2005 were, $72.0 million provided by operating activities, $141.0 million of proceeds from the issuance of long-term debt, $23.9 million of proceeds from returns on aircraft deposits, $11.7 million from proceeds from sale of aircraft, $10.0 million in net proceeds from the sale and purchase of marketable securities and $2.7 million from the sale of common stock in connection with the exercise of stock options under the Company’s stock option and employee stock purchase plans.  During the six months ended June 30, 2005, the Company invested $223.3 million in flight equipment, $6.2 million in buildings and ground equipment and $2.5 million in other assets.  The Company made principal payments on long-term debt of $18.0 million, and paid $3.5 million in cash dividends.  These factors resulted in a $7.8 million increase in cash and cash equivalents during the six months ended June 30, 2005.

The Company’s position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $417.3 million at June 30, 2005, compared to $427.5 million at December 31, 2004.  The decrease in marketable securities was due primarily to the $9.5 million increase in restricted cash required by the Company’s workers compensation policy.

At June 30, 2005, the Company’s total capital mix was 60.8% equity and 39.2% debt, compared to 62.7% equity and 37.3% debt at December 31, 2004.  The change in the total capital mix during six months ended June 30, 2005 was primarily due to the Company’s interim debt financing of the new CRJ700s delivered during the six months ended June 30, 2005.

The Company expended approximately $43.0 million for aircraft-related capital expenditures during the six months ended June 30, 2005. These expenditures consisted primarily of $15.9 million for rotable spares, $11.8 million for engine overhauls, $6.5 million for aircraft improvements, and $8.8 million for buildings, ground equipment and other assets.

The Company had available $10.0 million in an unsecured bank line of credit through January 31, 2006, with interest payable at the bank’s base rate less one-quarter percent, which was a net rate of 5.75% at June 30, 2005.  The Company had $6,614,000 of letters of credit with no borrowings outstanding under these letters of credit as of June 30, 2005.  Additionally, the Company had $1,646,000 of letters of credit outstanding with another bank as of June 30, 2005.  The Company believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet its present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

On June 30, 2005 and 2004, the Company classified $18.7 million and $9.2 million, respectively, as restricted cash on its condensed consolidated balance sheets as required by the Company’s workers compensation policy.

Significant Commitments and Obligations

The following table summarizes SkyWest’s commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July – Dec 2005	2006	2007	2008	2009	2010	Thereafter

Firm aircraft purchase commitments	$500,000	$350,000	$150,000	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,559,368	114,932	217,036	241,793	226,348	231,252	222,943	1,305,064
Principal maturities on long-term debt	563,405	18,072	32,919	34,006	35,208	36,506	46,554	360,140
Total commitments and obligations	$3,622,773	$483,004	$399,955	$275,799	$261,556	$267,758	$269,497	$1,665,204

On June 30, 2005, the Company had commitments of approximately $500 million to purchase 20 CRJ700 aircraft and related flight equipment.  The Company currently anticipates that it will take delivery of these aircraft from July 2005 through January 2006.  The Company has also obtained options to acquire another 60 CRJ700s that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipates that delivery dates for these aircraft could start in February 2006 and continue through September 2008; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its major partners.

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

At present, the Company’s management intends to satisfy its 2005 and 2006 firm aircraft purchase commitments, as well as its acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with its historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, the Company’s management currently believes the Company will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for its operating activities.

The Company also has significant long-term lease obligations primarily relating to its aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in the Company’s condensed consolidated balance sheets.  At June 30, 2005, the Company had 166 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $2.6 billion at June 30, 2005.  At a 7% discount factor, the present value of these lease obligations was equal to approximately $1.6 billion at June 30, 2005.  As part of the Company’s leveraged lease agreements, the Company typically agrees to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

The Company’s total long-term debt at June 30, 2005 was $563.4 million, of which $555.8 million related to the acquisition of aircraft and $7.6 million related to the Company’s corporate office building.  During the six months ended June 30, 2005, the Company acquired seven new CRJ700s from proceeds from the issuance of long-term debt of $140.9 million.  The average effective rate on the debt related to the aircraft was approximately 5.6% at June 30, 2005.

Seasonality

As is common in the airline industry, the Company’s pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

During the first quarter of 2005, the Company experienced significant weather-related cancellations, primarily in January, of 1,325 flights which were approximately 3.1% of total scheduled departures.  Based on historical averages for weather-related cancellations of 0.5%, it is estimated that the Company experienced approximately 1,100 more cancellations than normal during January 2005.  The cancellations contributed to an increase in certain cost components, while the Company was unable to record the revenue for the cancelled flights.

Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position.  The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note-B to the Company’s condensed consolidated financial statements set forth in Part I, Item I of this Report.  Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Aircraft Fuel

In the past, the Company has not experienced difficulties with fuel availability and currently expects to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs.  Pursuant to the Company’s contract flying arrangements, United bears the economic risk of fuel price fluctuations on the Company’s United Express flights.  On the Company’s Delta Connection regional jet flights, Delta bears the economic risk of fuel price fluctuations.  On the majority of the Company’s Delta Connection routes flown with EMB120s, the Company will bear the economic risk of fuel fluctuations.  At present, the Company believes that its results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

The Company’s earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  The Company would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of the Company’s available-for-sale securities would likely decline.  At June 30, 2005, the Company had variable rate notes representing 35.8% of its total long-term debt compared to 73.1% of its long-term debt at December 31, 2004.  For illustrative purposes only, the Company has estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, the Company would have incurred an additional $634,000 in interest expense and received $1,377,000 in additional interest income for the quarter ended June 30, 2005.  The Company would have incurred an additional $1,469,000 in interest expense and received $2,745,000 in additional interest income for the six months ended June 30, 2005

The Company has an interest rate swap agreement designed to manage its interest rate exposure on the debt instrument related to the Company’s headquarters. The Company’s policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet.  In accordance with the provisions of SFAS No. 133, the Company recorded liabilities of $641,000 at June 30, 2005.  The Company increased interest expense by $168,000 during the quarter ended June 30, 2005 in accordance with the interest swap agreement.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005.  Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company required to be included in the Company’s reports filed or submitted under the Exchange Act.  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to certain legal actions which it considers routine to its business activities.  As of June 30, 2005, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations.  The most significant of these matters is as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former SkyWest flight attendants filed a class-action lawsuit in the Superior Court of Santa Barbara, California, alleging failure to pay minimum wage and overtime, and grant meal and rest breaks as required by state law, as well as violations of Section 203 of the California Labor Code and Section 17000 of the Business and California Professions Code.  The plaintiffs obtained class certification in July 2005 on all claims.  The class covers roughly 1,000 California residents who worked as flight attendants for SkyWest at any time since July 1999.  The Company and the plaintiffs have engaged in discovery and have twice attempted to mediate a settlement without reaching a mutually acceptable result.  The Company is vigorously opposing the plaintiffs’ claims and is not presently seeking to settle the matter outside of court.  Because the amount of a potential loss, if any, resulting from the outcome of this case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements.

Securities and Exchange Commission

Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses.  In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002.  The restated financial information, together with a discussion of the change in accounting method, was presented in the Company’s Amendment No. 1 on Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on Forms 10-Q/A for the quarters ended June 30, 2002 and June 30, 2002.  The staff of the Securities and Exchange Commission began investigating facts pertaining to the Company’s change in accounting method and other changes presented in the restatement of the Company’s financial statements.  During the spring of 2004, the staff and counsel for the Company and its officers engaged in discussions regarding potential resolution of the investigation.  Those discussions did not resolve the investigation and the staff continued the investigation.  The Company and the staff have continued their efforts to resolve the investigation and the Company and its management continue to cooperate with the staff in the process.

Item 4. Submission of Matters to a Vote of Security Holders

On May 3, 2005 the Company held its 2005 Annual Meeting of Shareholders at which the Company’s shareholders considered and voted as follows on the items described below:

1.               The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of the Company’s shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld
W. Steve Albrecht	32,933,058	2,369,686
Jerry C. Atkin	32,896,153	2,418,121
J. Ralph Atkin	27,627,440	8,132,631
Sidney J. Atkin	32,797,785	2,507,369
Mervyn K. Cox	33,223,745	2,082,015
Ian M. Cumming	32,298,061	3,332,510
Steven F. Udvar-Hazy	28,196,395	7,563,676
Hyrum W. Smith	32,897,845	2,379,910
Robert G. Sarver	34,882,049	1,943,480

2.  The shareholders also considered a proposal to ratify the appointment by the Audit Committee of Company’s Board of Directors of Ernst & Young, LLP as the Company’s independent public accountants for the fiscal year ended December 31, 2005.  There were 36,769,807 votes cast in favor, 24,032 votes cast against and 4,691 votes withheld.

Item 6. Exhibits

(a)  Exhibits

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SKYWEST, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2005.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer