Form 10-Q
period 2005-09-30
SKYWEST INC
filed 2005-11-09
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common stock, no par value	58,003,293

SKYWEST, INC.
QUARTERLY REPORT ON FORM 10-Q
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.                        Financial Statements

SKYWEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	September 30, 2005	December 31, 2004
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$110,595	$113,020
Marketable securities	193,167	427,517
Restricted cash	114,823	9,160
Prepaid aircraft rents	144,435	61,550
Inventories	58,571	33,922
Receivables, net	40,601	27,964
Income tax receivable	—	8,999
Other current assets	73,235	30,205
Total current assets	735,427	712,337
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	2,726,650	1,095,363
Deposits on aircraft	62,851	66,346
Buildings and ground equipment	146,084	100,268
	2,935,585	1,261,977
Less-accumulated depreciation and amortization	(381,949)	(329,430)
Total property and equipment, net	2,553,636	932,547
OTHER ASSETS
Intantible assets, net	34,327	—
Other assets	52,816	17,403
Total other assets	87,143	17,403
Total assets	$3,376,206	$1,662,287

See notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2005	2004
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$255,653	$32,585
Accounts payable	113,015	57,130
Contingent acquisition liabilities	95,000	—
Line of credit	60,000	—
Accrued salaries, wages and benefits	52,282	30,094
Accrued aircraft rents	21,561	30,320
Taxes other than income taxes	24,083	8,465
Other current liabilities	38,484	17,237
Income tax payable	13,167	—
Total current liabilities	673,245	175,831
OTHER LONG-TERM LIABILITIES	25,689	—
LONG-TERM LINE OF CREDIT	30,000	—
LONG-TERM DEBT, net of current maturities	1,524,126	463,233
DEFERRED INCOME TAXES PAYABLE	198,548	189,215
DEFERRED AIRCRAFT CREDITS	74,530	54,953
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares Authorized; 64,658,622 and 64,442,958 shares issued, respectively	338,051	335,241
Retained earnings	545,725	477,424
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,157)	(1,059)
Total stockholders’ equity	850,068	779,055
Total liabilities and stockholders’ equity	$3,376,206	$1,662,287

See notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Operating revenues:
Passenger	$490,191	$303,802	$1,203,991	$816,677
Ground handling and other	7,158	4,463	17,693	12,679
	497,349	308,265	1,221,684	829,356
Operating expenses:
Flying operations	283,591	155,547	669,964	406,244
Customer service	65,626	45,941	177,387	129,922
Maintenance	41,306	32,453	107,686	81,365
Depreciation and amortization	27,596	19,221	70,238	57,448
General and administrative	22,583	16,011	58,497	42,997
Promotion and sales	653	1,150	2,874	3,422
	441,355	270,323	1,086,646	721,398
Operating income	55,994	37,942	135,038	107,958
Other income (expense):
Interest income	3,822	2,512	10,165	6,825
Interest expense	(11,472)	(4,951)	(25,510)	(13,340)
Loss on sale of marketable securities	(585)	(38)	(585)	(271)
	(8,235)	(2,477)	(15,930)	(6,786)
Income before income taxes	47,759	35,465	119,108	101,172
Provision for income taxes	17,699	14,186	45,525	40,469
Net income	$30,060	$21,279	$73,583	$60,703
Basic earnings per share	$0.52	$0.37	$1.27	$1.05
Diluted earnings per share	$0.51	$0.37	$1.26	$1.04
Weighted average common shares:
Basic	57,846	57,909	57,729	57,991
Diluted	59,016	58,206	58,512	58,478
Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2005	2004
NET CASH PROVIDED BY OPERATING ACTIVITIES	$147,254	$129,143
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(361,404)	(306,931)
Sales of marketable securities	595,656	221,249
Purchase of ASA, net of cash acquired	(376,912)	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(186,305)	(73,739)
Deposits on aircraft	(56,998)	(21,112)
Buildings and ground equipment	(7,556)	(16,909)
Increase in other assets	(4,560)	(2,261)
NET CASH USED IN INVESTING ACTIVITIES	$(398,079)	$(199,703)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	140,980	34,450
Proceeds from sales of aircraft	13,126	—
Return of deposits on aircraft and rotable spare parts	32,258	—
Proceeds from the issuance of line of credit	90,000	—
Principal payments on long-term debt	(25,455)	(20,443)
Purchase of treasury stock	—	(11,387)
Net proceeds from issuance of common stock	2,767	4,589
Payment of cash dividends	(5,276)	(4,650)
NET CASH PROVIDED BY FINANCING ACTIVITIES	248,400	2,559
Decrease in cash and cash equivalents	(2,425)	(68,001)
Cash and cash equivalents at beginning of period	113,020	112,407
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,595	$44,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$23,728	$14,121
Income taxes	$15,437	$3,703
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt transferred to operating lease	$55,375	$—
Deposits applied to delivered aircraft	22,043	3,088
Deposits applied to leased aircraft	$24,192	$—

See notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A—Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (the Company or “SkyWest”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Current Report on Form 8-K dated September 7, 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Note B—Acquisition of ASA

On September 7, 2005, the Company completed its acquisition of all of the issued and outstanding capital stock of ASA. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. The condensed consolidated statements of income reported herein contain 23 days of operations relating to ASA from September 8, 2005 to September 30, 2005.

Pursuant to the terms of the Stock Purchase Agreement entered into between the Company, Delta Air Lines, Inc. (“Delta”) and ASA Holdings, Inc. (“ASA Holdings”), the Company paid $425 million in cash for ASA, plus $6.6 million of transaction fees. Additionally, as part of the purchase, the company assumed approximately $1,249 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,681 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005. Of the total purchase price, $95 million is reflected as “restricted cash” on the Company’s condensed consolidated balance sheet at September 30, 2005. Subsequent to September 30, 2005, the Company paid to Delta $120 million, of which $30 million related to deposits on aircraft, in cash upon Delta’s satisfaction of the conditions set forth in an escrow agreement executed in connection with the ASA acquisition.

Under the terms of the Stock Purchase Agreement, Delta and ASA Holdings have agreed to indemnify the Company, and the Company has agreed to indemnify Delta and ASA Holdings from damages suffered due to breaches of representations, warranties or covenants made in the Stock Purchase Agreement. Recoveries under the indemnification provisions of the Purchase Agreement are subject to certain minimum losses per event, and an aggregate minimum for all losses. Recoveries are also subject to an aggregate cap on all losses.

In connection with the acquisition of ASA, SkyWest Airlines and Delta entered into an Amended and Restated Delta Connection Agreement and ASA and Delta entered into a Second Amended and

Restated Delta Connection Agreement (collectively, the "Delta Connection Agreements"), whereby SkyWest Airlines and ASA agreed to provide regional airline service in the Delta flight system.  Among other provisions, the Delta Connection Agreements provide for the transfer of certain ownership and lease rights among SkyWest Airlines, ASA, Delta and Comair Inc., a wholly-owned subsidiary of Delta ("Comair").  Prior to September 30, 2005, SkyWest Airlines, ASA, Delta and/or Comair, as applicable, have terminated two master sublease agreements with respect to ten Canadair CRJ200 Regional Jets ("CRJ200s") and transferred to Delta ten CRJ200s financed in part by an affiliate of Bombardier, and ASA and Delta entered into a sublease agreement whereby ASA will sublease the ten CRJ200s from Delta.

The acquisition value of ASA was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on fair market values at the respective purchase date. The following table reflects the allocation of the aggregate purchase price of the acquisition (including the attribution of ASA liabilities to the purchase price, since those liabilities remained the obligation of ASA post-closing) to the aggregate assets acquired and liabilities assumed (in thousands):

Current assets, net	$135,756
Property, plant and equipment	1,564,622
Intangible assets, net	34,327
Other non-current assets	31,649
Current liabilities	(307,345)
Long-term liabilities	(1,027,446)
Total consideration	$431,563
Less cash acquired	(54,651)
Net cash paid	$376,912

The Company is currently in the process of completing the final purchase price allocation based on the results of a valuation performed by a third party valuation advisor. Accordingly, the purchase price allocation presented herein, is preliminary and is expected to be finalized by December 31, 2005. Any adjustments made to the preliminary valuation and allocation will be disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The preliminary intangible assets value of $34.3 million represents the value assigned to the Delta Connection Agreement between ASA and Delta, which was signed in conjunction with the acquisition of ASA and is based on the preliminary valuation performed by the third-party valuation advisor and will be amortized over the 15-year life of the contract.

The following table illustrates the pro forma effects of the acquisition of ASA and sets forth the unaudited pro forma combined revenues, net income and earnings per share for the three and nine months ended September 30, 2005 and 2004 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Revenue	$733,907	$540,167	$2,024,004	$1,478,443
Net Income	$39,466	$25,645	$100,770	$74,358
Basic earnings per share	$0.68	$0.44	$1.75	$1.28
Diluted earnings per share	$0.67	$0.44	$1.72	$1.27

Note C—Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement. The fair value of stock options and shares of common stock purchased under the Company’s employee stock option plan and stock purchase plan has been estimated as of the grant date using the Black-Scholes option pricing model with the following assumptions used for grants issued during the quarters ended September 30, 2005 and 2004: a risk-free interest rate of 3.87% for 2005 and 2.75% for 2004, a volatility factor of the expected common stock price of 0.391 for 2005 and 0.422 for 2004, a weighted average expected life of six years for the stock options granted in February 2005 and a weighted average expected life of four years for all previously granted options presented and an expected annual dividend rate of 0.70% for 2005 and 0.63% for 2004. For purposes of the pro forma disclosures, the estimated fair value of the stock options and employee stock purchases is amortized over the vesting period of the respective stock options and employee stock purchases.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information) required to be disclosed pursuant to SFAS No. 123:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$30,060	$21,279	$73,583	$60,703
Pro forma options expensed (net of taxes)	1,085	1,736	4,249	5,132
Pro forma income	$28,975	$19,543	$69,334	$55,571
Net income per common share:
Basic as reported	$0.52	$0.37	$1.27	$1.05
Basic pro forma	$0.50	$0.34	$1.20	$0.96
Diluted as reported	$0.51	$0.37	$1.26	$1.04
Diluted pro forma	$0.49	$0.34	$1.18	$0.95

Note D—Passenger and Ground Handling Revenue

Passenger and ground handling revenues are recognized when service is provided. Under the Company’s contract and pro-rate flying agreements with Delta and United Airlines, Inc. (“United”), as well as the Company’s prior arrangement with Continental Airlines, Inc. (“Continental”), revenue is considered earned when the flight is completed.

On September 7, 2005, the Company completed its acquisition of all of the issued and outstanding capital stock of ASA from ASA Holdings, Inc. a subsidiary of Delta. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. In connection with the acquisition of ASA, SkyWest Airlines and ASA entered into Delta Connection Agreements and they became effective September 8, 2005. On September 15, 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. With the approval of the U.S. Bankruptcy Court charged with administration of Delta’s reorganization proceedings, Delta assumed the Delta Connection Agreements on October 6, 2005.

Each of the Delta Connection Agreements provides for a fifteen-year term, subject to early termination by Delta or SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta’s termination rights include cross-termination rights between the two Delta Connection Agreements, the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the ASA Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. In addition to the termination rights, Delta has the right to extend the term of the Delta

Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreements upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta agrees to compensate SkyWest Airlines for its direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Many of the terms of the SkyWest Airlines Delta Connection Agreement remained substantially unchanged compared to the prior agreement. However, among other changes, the SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision. Under the terms of the ASA Delta Connection Agreement, Delta agrees to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions. The parties to the Delta Connection Agreements make customary representations, warranties and covenants, and the agreements contain other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

The SkyWest Airlines and ASA Delta Connection Agreements also provide a weekly payment for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, “Determining Whether an Arrangement Contains a Lease” (“EITF 01-08”), the Company has concluded that a component of its revenue under the Delta Connection Agreements is rental income, inasmuch as the Delta Connection Agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts received by the Company which were deemed to be rental income under the Delta Connection Agreement for the quarters ended September 30, 2005 and 2004 were $32.5 million and $18.1 million, respectively. The amounts received by the Company which were deemed to be rental income under the Delta Connection Agreements for the nine months ended September 30, 2005 and 2004 were $70.2 million and $54.4 million, respectively. These amounts were recorded in passenger revenue on the Company’s condensed consolidated statements of income.

Effective July 31, 2003, SkyWest Airlines entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express operations. The United Express Agreement has received all necessary approvals from the U.S. Bankruptcy Court, creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the quarters ended September 30, 2005 and 2004 were $43.5 million and $30.0 million, respectively. The amounts deemed to be rental income under the United Express Agreement for the nine months ended September 30, 2005 and 2004 were $122.7 million and $82.2 million, respectively. These amounts were recorded in passenger revenue on the Company’s consolidated statements of income. The United Express Agreement contains certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

In April 2003, SkyWest signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003. In January 2005, the Company and Continental announced their mutual decision to end the Company’s operations as a Continental Connection carrier. As of July 1, 2005, SkyWest completed the phase-out process with Continental. The decision was reached in part due to Continental’s desire for a different aircraft type due to certain operational constraints and in part due to the SkyWest’s inability to achieve certain internal financial objectives. This flying consisted of approximately 1.5% of the SkyWest’s Company’s annual “available seat mile,” or “ASM” production for 2004.

The Company’s revenues could be impacted by a number of factors, including changes to its code-share agreements with Delta and United, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under its code-share agreements.

Note E—Income Tax

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the condensed consolidated financial statements that are reasonably anticipated to result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled. The Company recorded income tax expense in calendar year 2004 using a 40% effective tax rate. Due to the change in flying mix from state to state, the Company decreased its effective tax rate to 39% for the three and nine months ended September 30, 2005.

Note F—Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarters ended September 30, 2005 and 2004, 1,963,000 and 3,848,000 options were excluded from the computation of Diluted EPS, respectively, as these securities would have been antidilutive. During the nine months ended September 30, 2005 and 2004, 3,171,000 and 3,857,000 options were excluded from the computation of Diluted EPS respectively, since the inclusion of such securities would have had an antidulitive effect. The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated was (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Numerator
Net Income	$30,060	$21,279	$73,583	$60,703
Denominator
Weighted average number of common shares outstanding	57,846	57,909	57,729	57,991
Effect of outstanding stock options	1,170	297	783	487
Weighted average number of shares for Diluted net income per common share	59,016	58,206	58,512	58,478
Basic earnings per share	$0.52	$0.37	$1.27	$1.05
Diluted earnings per share	$0.51	$0.37	$1.26	$1.04

Note G—Comprehensive Income

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Income	$30,060	$21,279	$73,583	$60,703
Unrealized appreciation (depreciation) on marketable securities, net of tax	113	1,077	(98)	(318)
Comprehensive income	$30,173	$22,356	$73,485	$60,385

Note H—Long-term Debt

Long-term debt consisted of the following as of the dates indicated (in thousands):

	September 30, 2005	December 31, 2004
Notes payable to banks, due in semi-annual installments interest based on LIBOR plus .6% to 3.50%, interest rates ranging from 4.16% to 6.23% through 2012 to 2020, secured by aircraft	$682,191	$207,530
Notes payable to a financing company, due in semi-annual installments interest based on LIBOR plus .3% to 1.55%, interest rates ranging from 3.51% to 7.01% through 2006 to 2021, secured by aircraft	647,810	—
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	301,677	170,716
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	93,327	—
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.38% through 2020, secured by aircraft	32,659	36,867
Notes payable to banks, due in semi-annual installments plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	14,441	15,897
Notes payable to bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	7,525	7,865
Other notes payable, secured by aircraft	149	750
Notes payable to banks, due in quarterly installments interest based on LIBOR plus 0.75% through 2019, secured by aircraft	—	56,193
Total debt	$1,779,779	$495,818
Less current maturities	(255,653)	(32,585)
Total long-term debt	$1,524,126	$463,233

At September 30, 2005, the three-month and six-month LIBOR rates were 4.07% and 4.23%, respectively.  At December 31, 2004, the three-month and six-month LIBOR rates were 2.56% and 2.78%, respectively.

The aggregate amounts of principal maturities of long-term debt as follows (in thousands):

Quarter ending September 30,
2006	255,653
2007	170,162
2008	101,475
2009	105,642
2010	109,982
Thereafter	1,036,865
$1,779,779

The Company’s total long-term debt at September 30, 2005 was $1,780.0 million, of which $1,772.5 million related to the acquisition of aircraft and $7.5 million related to the construction of the Company’s corporate office building. The average effective rate on the debt related to the aircraft of $1,772.5 million was approximately 5.6% at September 30, 2005.

During the quarter ended September 30, 2005, SkyWest Airlines entered into two separate borrowing arrangements. SkyWest Airlines increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. SkyWest Airlines borrowed $30.0 million under the facility. This facility expires on January 31, 2007. Additionally, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million. This facility, which is guaranteed by the Company, expires on March 21, 2006. The amounts borrowed under both arrangements were utilized for general corporate purposes.

During the three months ended September 30, 2005, the Company took delivery of five new 70-seat Canadair Regional Jet aircraft (“CRJ700s”) and financed the acquisitions using long-term leveraged leases. Additionally, during the quarter, ASA took delivery of two new 50-seat Canadair Regional Jet aircraft (“CRJ200s”) and financed the acquisitions using long-term debt arrangements. The Company’s long-term debt increased to approximately $1,780 million as of September 30, 2005, compared to $463.2 million at December 31, 2004, largely as a result of the assumption of approximately $1.0 billion of long-term debt related to the ASA acquisition and normal aircraft acquisitions. The Company has significant long-term lease obligations that are recorded as operating leases and are not reflected as liabilities on the Company’s condensed consolidated balance sheets. At a 7.0% discount factor, the present value of these lease obligations was approximately $2 billion as of September 30, 2005.

Note I—Commitments and Contingencies

The Company leases 222 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. During the three months ended September 30, 2005, the Company took delivery on seven CRJ700s. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September  30, 2005 (in thousands):

September through December 2005	$73,927
2006	297,810
2007	276,009
2008	255,955
2009	279,788
2010	273,205
Thereafter	1,727,835
$3,184,529

On September 30, 2005, the Company had commitments of approximately $1.1 billion to purchase 37 CRJ700s and six CRJ200s, together with the related flight equipment. The Company currently anticipates that it will take delivery of these aircraft between October 2005 and March 2007. The Company has also obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its code share partners.

During the quarter ended September 30, 2005, SkyWest Airlines entered into long-term permanent leveraged lease facilities for ten previously delivered CRJ200 regional jet aircraft and 27 previously delivered CRJ700 regional jet aircraft with two different parties. All of these aircraft deliveries were previously financed under interim facility arrangements with various parties.

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

Note J—Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2005, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on the Company’s financial position, liquidity or results of operations. As of September 30, 2005, the status of the most significant of these matters was as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former flight attendants SkyWest Airlines filed a class-action lawsuit in the Superior Court of Santa Barbara, California, alleging failure to pay minimum wage and overtime, and grant meal and rest breaks as required by state law, as well as violations of Section 203 of the California Labor Code and Section 17000 of the Business and California Professions Code. On September 1, 2005, the Superior Court announced that it would grant summary judgment in favor of SkyWest Airlines and has since dismissed the case. The plaintiffs have the ability to appeal the dismissal. Because the amount of a potential loss, if any, resulting from the outcome of this case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements

Securities and Exchange Commission

Effective January 1, 2002, the Company changed its method of accounting for CRJ200 engine overhaul expenses. In connection with the change in accounting method, the Company restated its financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002. The restated financial information, together with a discussion of the change in accounting method, was presented in Amendment No. 1 on our Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on the Company’s Annual Report on Forms 10-Q/A for the quarters ended March 31, 2002 and June 30, 2002. The staff of the SEC is currently conducting an investigation of the facts pertaining to the change in our accounting method and other changes presented in the restatement of our financial statements. We do not believe that any of the matters under investigation constitute a violation of law. In June 2005, after extensive discussions with the SEC staff, we presented to the SEC an offer to enter into a cease and desist order pursuant to which we would agree not to violate federal securities laws in the future. The SEC is currently evaluating our proposal; however, there can be no assurance that our offer will be accepted. We continue to cooperate with the SEC in an effort to resolve the investigation.

Note K—Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using the intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, the Company does not recognize compensation cost for employee stock options. Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the Company’s condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“we” or “us”) during the nine months ended September 30, 2005 and 2004. Also discussed is our financial position as of the end of those periods. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this prospectus or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States. As of September 30, 2005, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,400 total daily departures to 212 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, we provide ground handling services for approximately ten other airlines throughout our system. As of September 30, 2005, our fleet consisted of ten CRJ100s (all assigned to Delta), 219 CRJ200s (65 assigned to United, 150 assigned to Delta, and four assigned to SkyWest Airlines), 72 CRJ700s (37 assigned to United and 35 assigned to Delta), 63 Embraer Brasilia EMB-120 turboprops (“Brasilia Turboprops”) (50 assigned to United and 13 assigned to Delta), and 12 Avions de Transport 72-210 (“ATR-72 turboprops”) (all assigned to Delta). For the month ended September 30, 2005, approximately 59.3% of SkyWest Inc.’s capacity was operated under the Delta code and approximately 40.7% was operated under the United code. All of ASA’s capacity during September 2005 was operated under the Delta code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest Airlines expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest Airlines re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of September 30, 2005, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, and a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating more than 1,500 total daily flights. SkyWest Airlines believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. In April 2003, SkyWest Airlines signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003. The Continental flying represented only approximately 1.5% of our 2004 ASM production and generated less than 1.0% of our 2004 operating income. In January 2005, we announced the mutual decision with Continental to end our operations as a Continental Connection carrier and we completed the phase-out process on July 1, 2005.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati/Northern Kentucky and Salt Lake City in September 2002 and April 2003, respectively. ASA operates more than 900 daily flights, all in the Delta Connection system.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. Since August 1, 2003, substantially all of our flights have been contract flights. For the quarter ended September 30, 2005, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while approximately 91% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining nine percent flown under pro-rate arrangements.

In September 2005, Delta filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Prior to the date of Delta’s bankruptcy filing, each of SkyWest Airlines and ASA entered into an amended Delta Connection Agreement which provides for a 15-year term, subject to certain termination and extension rights. Delta received all necessary approvals from the U.S. Bankruptcy Court and the Delta Connection Agreements were assumed by Delta on October 6, 2005. Accordingly, $90 million of the $95 million held in escrow as of September 30, 2005 was subsequently paid to Delta. Under the terms of its Delta Connection Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis, is reimbursed for fuel and other direct costs, and is paid a margin based on completed block hours. Under its Delta Connection Agreement, ASA is compensated primarily on a fee-per-completed-block-hour basis, is directly reimbursed for fuel and other costs, and is paid a margin based on performance incentives. Notwithstanding the assumption by Delta of the Delta Connection Agreements, Delta’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties for SkyWest Airlines, ASA or both.

In December 2002, United filed for reorganization under Chapter 11 of the United States Bankruptcy Code. During September 2003, we entered into a new United Express Agreement, which sets forth the principal terms and conditions governing our United Express operations. The United Express Agreement received all necessary approvals from the U.S. Bankruptcy Court, the creditors’ committee operating on behalf of United under bankruptcy protection and United’s pilot union. Under the terms of the United Express Agreement, we are compensated primarily on a fee-per-completed-block hour and departure basis, plus a margin based on performance incentives, and are reimbursed for fuel and other costs. Notwithstanding the assumption by United of the United Express Agreement, United’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties.

Although both Delta and United have reported that they intend to emerge from their ongoing Chapter 11 bankruptcies, either or both could still file for liquidation under the bankruptcy code, or liquidate some or all of their assets through one or more transactions with third parties. Such events, individually or singly, could jeopardize our Delta Connection and United Express operations, leave us unable to efficiently utilize the additional aircraft which we are currently obligated to purchase, or result in other outcomes which could have a material adverse effect on our operations and financial condition.

On February 4, 2005, we announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier. Deliveries of these aircraft began in the third quarter of 2005 and we expect these deliveries to be completed by the first quarter of 2006. Our total firm aircraft orders, as of September 30, 2005, consisted of orders for 37 CRJ700s and 6 CRJ200s with gross committed expenditures for these aircraft and related equipment, including amounts for contractual price escalations estimated to be approximately $1.1 billion through April 2007. Additionally, our agreement with Bombardier includes options for another 80 aircraft that can be delivered in either 70 or 90-seat configurations. We presently anticipate that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this registration statement should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of our acquisition of ASA, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts. You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this report, or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below under the heading “Risk Factors” and the following:

•       our ability to achieve anticipated potential benefits with respect to our acquisition of ASA;

•       our ability to obtain and maintain financing necessary for operations and other purposes;

•       our ability to maintain adequate liquidity;

•       the impact of high fuel prices on the airline industry;

•       the impact of global instability, including the continued impact of the United States military presence in foreign countries, the September 11, 2001 terrorist attacks and the potential impact of future hostilities, terrorist attacks or other global events;

•       our ability to attract and retain code-share partners;

•       changes in our code-share relationships;

•       the cyclical nature of the airline industry;

•       competitive practices in the airline industry, including significant fare-restructuring activities, capacity reductions and bankruptcy and other airline restructurings by major and regional carriers, including Delta and United;

•       global and national economic conditions;

•       labor costs;

•       security-related and insurance costs;

•       weather conditions;

•       government legislation and regulation;

•       unfavorable resolution of negotiations with municipalities for the leasing of facilities;

•       relations with ASA’s unionized employees and the impact and outcome of labor negotiations;

•       unionization efforts among SkyWest Airlines’ employees; and

•       other risks and uncertainties listed from time to time in our reports filed with the SEC.

There may be other factors not identified above of which we are not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by law.

Risk Factors

Before you invest in our common stock, you should be aware that such investment involves a high degree of risk, including the risks described below. You should consider carefully these risk factors, together with all of the other information included in this prospectus, before you decide to purchase any shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and you may lose all or part of your investment.

Risks Related to Our Operations

We may be negatively impacted by the troubled financial condition, bankruptcy proceedings and restructurings of Delta and United.

Substantially all of our revenues are attributable to our code-share agreements with Delta and United, both of which are currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code. The U.S. Bankruptcy Courts charged with administration of the Delta and United bankruptcy cases have entered final orders approving the assumption of our code-share agreements. Notwithstanding those approvals, both bankruptcy cases present considerable continuing risks and uncertainties for our code-share agreements and, consequently, for our operations.

Although Delta and United have reported that they intend to reorganize and emerge from Chapter 11, there is no assurance that either of their reorganizations will succeed or that Delta and United ultimately will remain going concerns. Likewise, even though Delta and United have assumed our code-share agreements with court approval, there is no assurance that these agreements will survive the Chapter 11 cases. A Bankruptcy Court could still approve the termination of our code-share agreements under certain circumstances. For example, the Delta and/or United reorganization could be converted to liquidations, or Delta and/or United could liquidate some or all of their assets through one or more transactions with one or more third parties with Bankruptcy Court approval. In addition, Delta and/or United may not be able to develop, prosecute, confirm and consummate successful plans of reorganization that provide for continued performance of their obligations under the code-share agreements.

Other aspects of the Delta and United Chapter 11 cases pose additional risks to our code-share agreements. Delta and/or United may not be able to obtain Bankruptcy Court approval of various motions necessary for them to administer their respective bankruptcy cases. As a consequence, they may not be able to maintain normal commercial terms with vendors and service providers, including other code-share partners, that are critical to their operations. They also may be unable to reach satisfactory resolutions of disputes arising out of collective bargaining agreements. In addition, they may not be able to obtain sufficient financing to fund their businesses while they reorganize. These and other factors not identified here of which we are not aware could delay the resolution of the Delta and United Chapter 11 cases significantly and could threaten the ability of Delta and United to emerge from bankruptcy.

In light of the importance of the code-share agreements with Delta and United to our business, the termination of these agreements or the failure of either Delta or United to emerge from bankruptcy could jeopardize our operations. Such events could leave us unable to operate much of our current aircraft fleet and the additional aircraft we are obligated to purchase. As a result, they could have a material adverse effect on our operations and financial condition.

Even if Delta and United successfully emerge from bankruptcy, their respective financial positions will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy again after emergence from their present Chapter 11 cases, in which case our code-share agreements could be subject to termination under the Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, and more volatile operating margins. We believe that any of these developments could have a negative effect on many aspects of our operations and financial performance.

We are highly dependent on Delta and United.

The current terms of the SkyWest Airlines and ASA Delta Connection Agreements are subject to certain early termination provisions. Delta’s termination rights include cross-termination rights (meaning that a breach by SkyWest Airlines or ASA of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate both Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ASA from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ASA, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current term of our United Express Agreement is subject to certain early termination provisions and subsequent renewals. United may terminate the United Express Agreement due to an uncured breach by SkyWest Airlines of certain operational and performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals.

If any of our code-share agreements are terminated pursuant to the terms of those agreements, due to the ultimate resolution of the bankruptcy proceedings of Delta and United, or otherwise, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of these aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

We currently use Delta’s and United’s systems, facilities and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease any of these operations or no longer provide these services to us, due to termination of one of our code-share agreements, a strike by Delta or United personnel or for any other reason, we may not be able to replace these services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta and United could require us to sell or assign to them facilities and inventories, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these airport facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

We may not achieve the potential benefits of the ASA acquisition.

Our achievement of the potential benefits of the ASA acquisition will depend, in substantial part, on our ability to successfully implement our business strategy, including improving the utilization of equipment and facilities, increasing employee productivity and allocating overhead and administrative expenses over a larger platform. We will be unable to achieve the potential benefits of the ASA acquisition unless we are able to efficiently integrate the SkyWest Airlines and ASA operating platforms in a timely manner. The integration of SkyWest Airlines and ASA may be costly, complex and time-consuming, and the managements of SkyWest Airlines and ASA will have to devote substantial effort to such integration. If we are not able to successfully achieve these objectives, the potential benefits of the ASA acquisition may not be realized fully or at all, or it may take longer to realize than expected. In addition, assumptions underlying estimates of expected cost savings and expected revenues may be inaccurate, or general industry and business conditions may deteriorate. Our combined operations with ASA may experience increased competition that limits our ability to expand our business. We cannot assure you that the ASA acquisition will result in combined results of operations and financial condition consistent with our expectations or superior to what we and ASA could have achieved independently. Nor do we represent to you that any estimates or projections we have developed or presented in connection with the ASA acquisition can or will be achieved.

The amounts we receive under our code-share agreements may be less than the actual amounts of the corresponding costs we incur.

Under our code-share agreements with Delta and United, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as “pass-through” costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the nine months ended September 30, 2005, approximately 57% of our costs were pass-through costs and 43% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

We have a significant amount of contractual obligations.

As of September 30, 2005, we had a total of approximately $1.8 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets. At September 30, 2005, we had 222 aircraft under lease, with remaining terms ranging from one to 20 years. Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at September 30, 2005. At a 7% discount factor, the present value of these lease obligations was equal to approximately $2.0 billion at September 30, 2005. As of September 30, 2005, we had commitments of approximately $1.1 billion to purchase 37 CRJ700s and six CRJ200s, together with related flight equipment. We continued taking delivery of these aircraft in October 2005 and expect to complete these deliveries in January 2006. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

There are risks associated with our regional jet strategy, including potential oversupply and possible passenger dissatisfaction.

Our selection of Canadair Regional Jets as the primary aircraft for our existing operations and projected growth involves risks, including the possibility that there may be an oversupply of regional jets available for sale in the foreseeable future, due, in part, to the financial difficulties of regional and major airlines, including Delta, United, Northwest, Comair, Mesaba, and FLYi. A large supply of regional jets may allow other carriers, or even new carriers, to acquire aircraft for unusually low acquisition costs, allowing them to compete more effectively in the industry, which may ultimately harm our operations and financial performance.

Our regional jet strategy also presents the risk that passengers may find the Canadair Regional Jets to be less attractive than other aircraft, including other regional jets. Recently, several other models of regional jets have been introduced by manufacturers other than Bombardier. If passengers develop a preference for other regional jet models, our results of operation and financial results could be negatively impacted.

We may be limited from expanding our flying within the Delta and United flight systems, and there are constraints on our ability to provide airline services to airlines other than Delta and United.

Additional growth opportunities within the Delta and United flight systems are limited by various factors. Except as currently contemplated by our existing code-share agreements, we cannot assure that Delta or United will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Furthermore, the troubled financial condition, bankruptcies and restructurings of Delta and United may reduce the growth of regional flying within their flight systems. Given the troubled nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. Additionally, even if Delta and/or United choose to expand our fleet on terms acceptable to us, they may be allowed at any time to subsequently reduce the number of aircraft covered by our code-share agreements. We also cannot assure you that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially adversely affect our operating results and our financial condition.

Delta and/or United may be restricted in increasing their business with us, due to “scope” clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta’s scope limitations restrict its partners from operating aircraft with over 70 seats even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

Our business models depends on major airlines, including Delta and United, electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American, US Airways and JetBlue, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta or United to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under SkyWest Airlines’ Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under ASA’s Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under SkyWest Airlines’ United Express Agreement, growth is restricted in Chicago (O’Hare International Airport), Denver, Los Angeles, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport).

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the nine months ended September 30, 2005, our labor costs constituted approximately 24.7% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

SkyWest Airlines’ employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. We recognize that such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines’ employees being represented by one or more unions. Moreover, one or more unions representing ASA employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines’ employees. One or more unions representing ASA employees may also assert that SkyWest Airlines’ employees should be subject to ASA collective bargaining agreements. If SkyWest Airlines’ employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines’ employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. If unionizing efforts among SkyWest Airlines’ employees are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation.

ASA’s pilots, flight attendants and flight controllers are represented by unions, including the following unions: The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. ASA’s pilots and flight attendants are currently working under open labor contracts, and ASA has been in negotiations with respect to such contracts since 2004. Negotiations with unions representing SkyWest Airlines’ employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

If we are unable to reach labor agreements with any current or future unionized work groups, we may be subject to work interruptions or stoppages, which may adversely affect our ability to conduct our operations and may even allow Delta or United to terminate their respective code-share agreements.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require, which could have a material adverse impact on our business.

We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the month ended September 30, 2005, 64.8% of our available seat miles were flown using CRJ200s, 26.6% of our available seat miles were flown using CRJ700s, 8.0% of our available seat miles were flown using Brasilia turboprops and 0.6% of our available seat miles were flown using ATR-72 turboprops. Additionally, as of September 30, 2005, we had firm agreements to acquire 37 CRJ700s, six CRJ200s, and had obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

Any significant disruption or delay in the expected delivery schedule of our fleet would adversely affect our business strategy and overall operations and could have a material adverse impact on our operating results or our financial condition. Certain of Bombardier’s aerospace workers are represented by unions and have participated in at least one strike in recent history. Any future prolonged strike at Bombardier or delay in Bombardier’s production schedule as a result of labor matters could disrupt the delivery of regional jets to us, which could adversely affect our planned fleet growth. We are also dependent on General Electric as the manufacturer of our aircraft engines. General Electric also provides parts, repair and overhaul services, and other types of support services on our engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier or General Electric to provide sufficient parts or related maintenance and support services to us on a timely or economical basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines. In addition, the issuance of Federal Aviation Administration directives restricting or prohibiting the use of Bombardier aircraft types we operate would have a material adverse effect on our business and operations.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

Because the average age of our CRJ700s and CRJ200s is approximately 1.3 and 3.9 years, respectively, our regional jet fleet requires less maintenance now than it will in the future. We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Under our United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines used in our United Express operations. The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

If we incur problems with any of our third-party service providers, our operations could be adversely affected.

Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including fuel supply and delivery, aircraft maintenance, services and ground facilities, and expect to enter into additional similar agreements in the future. These agreements are subject to termination after notice. Any material problems with the efficiency and timeliness of our automated or contract services could have a material adverse effect on our business, financial condition and results of operations.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather or for any other reason, could have a material adverse impact on our operations.

We expect that we will operate primarily through hubs in Atlanta, Los Angeles, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky and the Pacific Northwest. Nearly all of our flights will either originate or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ASA. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or LIBOR. LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our president and chief executive officer, Jerry C. Atkin, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-man insurance on any of our executives.

The Securities and Exchange Commission staff is investigating our accounting treatment of certain maintenance costs.

Effective January 1, 2002, we changed our method of accounting for certain engine overhaul expenses. In connection with this change, we restated our financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002. The staff of the SEC has been investigating the facts pertaining to this change in accounting method and the related restatements. We have cooperated with this investigation, and have offered to enter into a cease and desist order pursuant to which we would agree not to violate federal securities laws in the future. The SEC is currently reviewing our offer. If our offer is not accepted, we may be required to devote additional time and resources in responding to the investigation, and we could experience other adverse consequences.

Risks Related to the Airline Industry

We may be materially affected by the uncertainty of the airline industry.

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major carriers, including Delta, United and Northwest, the slowing U.S. economy and increased hostilities in Iraq, the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low cost carriers and major airlines on many of our routes. Low cost carriers such as Southwest Airlines, JetBlue, US Airways, and AirTran Airways, among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between America West Airlines and US Airways in September 2005, and American Airlines’ acquisition of the majority of Trans World Airlines’ assets in 2001. Other developments include domestic and international code-share alliances between major carriers, such as the “SkyTeam Alliance,” that includes Delta, Continental and Northwest, among others. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

Terrorist activities or warnings have dramatically impacted the airline industry, and will likely continue to do so.

The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general, including our operations. The primary effects experienced by the airline industry include a substantial loss of passenger traffic and revenue. Although, to some degree, airline passenger traffic and revenue have recovered since the September 11th attacks, additional terrorist attacks could have a similar or even more pronounced effect. Even if additional terrorist attacks are not launched against the airline industry, there will be lasting consequences of the attacks, including increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additional terrorist attacks and the fear of such attacks could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

Rapidly increasing fuel costs have adversely affected, and will likely continue to adversely affect, the operations and financial performance of the airline industry.

The price of aircraft fuel is unpredictable and has increased significantly in recent periods. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decrease will have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

We are subject to significant governmental regulation.

All interstate air carriers, including SkyWest Airlines and ASA, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations.

The occurrence of an aviation accident would negatively impact our operations and financial condition.

An accident or incident involving one of our aircraft could involve significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that our operations are less safe or reliable than other airlines.

Risks Related to Our Common Stock

We can issue additional shares without shareholder approval.

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. We currently have 58,003,293 shares outstanding. In addition, we have a stock option plan under which 286,925 shares are reserved for issuance, and an employee stock purchase plan under which 287,025 shares are reserved for issuance, both of which may dilute the ownership interests of our shareholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of existing shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

Distribution of dividends may decrease or cease.

Historically, we have paid dividends in varying amounts on our common stock. The future payment and amount of cash dividends will depend upon our financial condition and results of operations, loan covenants and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends.

Provisions of our charter documents and code-share agreements may affect the ability or desire of others to gain control of our company.

Our ability to issue preferred and common shares without shareholder approval may have the effect of delaying or preventing a change in control and may adversely affect the voting and other rights of the holders of our common stock, even in circumstances where such a change in control would be viewed as desirable by most investors. The provisions of the Utah Control Shares Acquisition Act may also discourage the acquisition of a significant interest in or control of our company. Additionally, our code-share agreements contain termination and extension trigger provisions related to change in control type transactions that may have the effect of deterring a change in control of our company.

Critical Accounting Policies

Our significant accounting policies are more fully described in Note 1 to our consolidated financial statements for the year ended December 31, 2004, which are presented in our Annual Report on Form 10-K filed with the SEC on March 10, 2005. Critical accounting policies are those policies that are most important to the preparation of our condensed consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. In the event that our contractual rates have not been finalized at quarterly or annual financial statement dates, we record revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreements, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements.

Maintenance

We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed, thus substantially reducing significant estimates and judgments inherent under the accrual method. We use the “deferral method” of accounting for our Brasilia turboprops engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. A third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s. Under the terms of the agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. During the nine months ended September 30, 2005, we recorded expenses of approximately $8.1 million under the agreement.

Aircraft Leases

The majority of SkyWest Airline’s aircraft are leased from third parties, while ASA’s aircraft are primarily debt-financed on a long-term basis. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our condensed consolidated balance sheet. The aircraft which we own or which are debt-financed appear on our consolidated balance sheets as assets, along with accompanying liabilities, as applicable.

Impairment of Long-Lived and Intangible Assets

As of September 30, 2005, we had approximately $2.6 billion of property and equipment and related assets. Additionally, as of September 30, 2005, we had approximately $34.3 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the results of the evaluations, our management concluded no impairment was necessary as of September 30, 2005. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

Operating Statistics for Three Months Ended September 30, 2005.   The following table sets forth our major operational statistics and the percentage-of-change for the quarters identified below.

	Three months ended September 30,
	2005		2004		% Change
Passengers carried	5,119,212		3,769,737		35.8%
Revenue passenger miles (000)	2,457,634		1,561,048		57.4%
Available seat miles (000)	3,234,835		2,032,212		59.2%
Passenger load factor	76.0%		76.8%		(0.8	)pts
Passenger breakeven load factor	69.2%		68.6%		0.6	pts
Revenue per available seat mile	15.4	¢	15.2	¢	1.3%
Cost per available seat mile	14.0	¢	13.4	¢	4.5%
Fuel cost per available seat mile	5.0	¢	3.5	¢	42.9%
Average passenger trip length (miles)	480		414		15.9%

Our total ASMs generated during the quarter ended September 30, 2005 increased 59.2% from the quarter ended September 30, 2004. The increase in ASMs was primarily a result of our acquisition of ASA and the resulting increase in our aircraft fleet to 376 as of September 30, 2005, from 202 aircraft as of September 30, 2004, and the increase in seat capacity and stage lengths flown by our CRJ700s.

Net Income.   Net income increased to $30.1 million, or $0.51 per diluted share, for the three months ended September 30, 2005, compared to $21.3 million, or $0.37 per diluted share, for the three months ended September 30, 2004. Factors relating to the change in net income are discussed below.

Total Operating Revenue.   Total operating revenues for the three months ended September 30, 2005 increased 61.4% compared to the three months ended September 30, 2005. The increase was primarily due to the acquisition of ASA on September 7, 2005 as total operating revenues include revenues from an additional 151 aircraft operated by ASA for the last 23 days of the quarter.

Passenger revenue.   Passenger revenues, which represented 98.6% of consolidated operating revenues for the three months ended September 30, 2005, increased 61.4% to $490.2 million for the three months ended September 30, 2005, from $303.8 million, or 98.6% of consolidated operating revenues, for the three months ended September 30, 2004. Passenger revenues, excluding fuel reimbursements from code-share partners, increased 42.1% for the three months ended September 30, 2004. The increase in passenger revenues excluding fuel was primarily due to a 59.2% increase in ASMs, principally as a result of the increase in our operating aircraft due to the acquisition of ASA on September 7, 2005. However, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft, since these efficiencies are passed on to our code-sharing partners through the rates contemplated by their respective contracts. Twelve CRJ700s and 12 CRJ200s were placed into service under our United Express operations during the year ended December 31, 2004. Revenue per ASM increased 1.3% to 15.4¢, from 15.2¢ for the three months ended September 30, 2004, primarily due to an increase in fuel reimbursements from our code-share partners. Passenger revenues include an amount designed to reimburse us for aircraft ownership costs. The amount deemed to be rental income for the three months ended September 30, 2005 was $76.0 million.

Passenger Load Factor.   Passenger load factor decreased to 76.0% for the three months ended September 30, 2005, from 76.8% for the three months ended September 30, 2004. The decrease in load factor was due primarily to the increase in capacity of our CRJ700 aircraft flying in newly developed markets.

Total Airline Expenses Excluding Fuel.   Total airline expenses for the three months ended September 30, 2005, excluding fuel charges (which are substantially reimbursable by our code-share partners), increased approximately 43.6% from the three months ended September 30, 2004. The increase was primarily a result of a 59.2% increase in ASMs (which resulted principally from the expansion of our regional jet fleet from 2004, in connection with our acquisition of ASA. Total operating expenses for the three months ended September 30, 2005 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from the new regional jets that were added to our fleet during the year and from increased stage lengths flown by the new regional jets.

Operating and Interest Expenses.   Operating and interest expenses increased 64.5% to $452.8 million for the three months ended September 30, 2005, compared to $275.3 million for the three months ended September 30, 2004. The increase in total operating and interest expenses was due principally to the growth in our regional jet fleet, including our acquisition of ASA, from 2004. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 91.0% for the three months ended September 30, 2005, from 89.3% for the three months ended September 30, 2004. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year. Operating revenues increased 61.4% for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, while total operating and interest expenses increased 64.5% over the same period. The increase in total operating revenues was primarily due to the growth in our regional jet fleet from 2004. Airline operating and interest expenses, excluding fuel charges, per ASM decreased 10.0% to 9.0¢ for the three months ended September 30, 2005, from 10.0¢ for the three months ended September 30, 2004. The primary reason for the decrease was the increased capacity of our regional jet aircraft and the increase in stage lengths flown by our regional jet aircraft.

The following tables set forth information regarding our operating expense components and interest expense for the three-month periods ended September 30, 2005 and 2004. Operating and interest expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended September 30,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$106,008	21.3%	3.3	$74,403	24.1%	3.7
Aircraft costs	81,236	16.3%	2.5	57,681	18.7%	2.8
Maintenance	27,485	5.5%	0.8	23,210	7.5%	1.1
Fuel	160,479	32.3%	5.0	71,756	23.3%	3.5
Other airline expenses	66,146	13.3%	2.0	43,273	14.0%	2.1
Interest	11,472	2.3%	0.4	4,951	1.6%	0.2
Total airline expenses	$452,826		14.0	$275,274		13.4

The cost per ASM of salaries, wages and employee benefits decreased to 3.3¢ for the three months ended September 30, 2005, from 3.7¢ for the three months ended September 30, 2004. The decrease in cost per ASM of salaries, wages and employee benefits was primarily due to the acquisition of ASA on September 7, 2005 as the number of CRJ700s and CRJ200s we operate increased by 35 and 104 aircraft, respectively. The decrease in cost per ASM was also partially due to the 15.9% increase in stage lengths flown by these regional jets. The average number of full-time equivalent employees increased 49.6% to 9,570 for the three months ended September 30, 2005 from 6,397 for the three months ended

September 30, 2004. The increase in number of employees was primarily due to the acquisition of ASA on September 7, 2005.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.5¢ for the three months ended September 30, 2005, from 2.8¢ for the three months ended September 30, 2004. The decrease in cost per ASM was primarily due to operating 14 incremental CRJ200s and 32 incremental CRJ700s period-over-period, which have a lower operating cost per ASM than the Company’s existing turboprop aircraft.

The cost per ASM for maintenance expense decreased to 0.8¢ for the three months ended September 30, 2005, from 1.1¢ for the three months ended September 30, 2004. The decrease in cost per ASM for maintenance expense was primarily due to the timing of certain maintenance events and the relatively low age of a large portion of our regional jet fleet (the average age of our CRJ700s and CRJ200s is 1.3 and 3.9 years, respectively), which results in lower initial maintenance expenses. Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the nine months ended September 30, 2005, we collected and recorded as revenue $6.7 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred. Because the “Maintenance” caption in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the Maintenance caption in the above table differs from the Maintenance caption in our condensed consolidated statements of income.

The cost per ASM for fuel increased to 5.0¢ for the three months ended September 30, 2005, from 3.5¢ for the three months ended September 30, 2004. This increase was primarily due to the average price of fuel increasing 44.4% to $2.21 per gallon during the three months ended September 30, 2005, from $1.53 per gallon for the three months ended September 30, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased to 2.0¢ for the three months ended September 30, 2005, from 2.1¢ for the three months ended September 30, 2004. The decrease was primarily due to the 59.2% increase in ASMs produced by the new incremental regional jet aircraft that have been added to our fleet during the past twelve months, including the acquisition of ASA on September 7, 2005.

Interest expense increased to approximately $11.5 million during the three months ended September 30, 2005, from approximately $5.0 million during the three ended September 30, 2004. The increase in interest expense was primarily due to the acquisition of ASA and its related aircraft debt.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and we received approximately $6.5 million under the act. This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors. This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance through December 31, 2005. We are unable to predict whether the government will extend this insurance coverage past December 31, 2005. Under terms of our contracts with our code-share partners, however, such insurance expense is a “pass-through” cost and is not anticipated to have a material impact on our ongoing operations or future financial results.

Operating Statistics for Nine Months Ended September 30, 2005.   The following table sets forth our major operational statistics and the percentage-of-change for the nine months ended identified below.

	Nine months ended September 30,
	2005		2004		% Change
Passengers carried	12,988,939		9,811,577		32.4%
Revenue passenger miles (000)	6,000,078		4,013,486		49.5%
Available seat miles (000)	8,001,001		5,453,588		46.7%
Passenger load factor	75.0%		73.6%		1.4	pts
Passenger breakeven load factor	68.3%		65.2%		3.1	pts
Revenue per available seat mile	15.3	¢	15.2	¢	0.6%
Cost per available seat mile	13.9	¢	13.4	¢	3.7%
Fuel cost per available seat mile	4.3	¢	3.1	¢	38.7%
Average passenger trip length (miles)	462		409		13.0%

Our total ASMs generated during the nine months September 30, 2005 increased 46.7% from the nine months September 30, 2004. The increase in ASMs was primarily a result of the increase in our aircraft fleet, including our acquisition of ASA, to 376 as of September 30, 2005, from 202 aircraft as of September 30, 2004, and the increase in seat capacity and stage lengths flown by our CRJ700s.

Net Income.   Net income increased to $73.6 million, or $1.26 per diluted share, for the nine months ended September 30, 2005, compared to $60.7 million, or $1.04 per diluted share, for the nine months ended September 30, 2004. Factors relating to the change in net income are discussed below.

Total Operating Revenue.   Total operating revenues for the nine months ended September 30, 2005 increased 47.3% compared to the nine months ended September 30, 2005. The increase was primarily due to the acquisition of ASA on September 7, 2005 as total operating revenues include revenues from an additional 151 aircraft operated by ASA for the last 23 days of the quarter.

Passenger revenue.   Passenger revenues, which represented 98.6% of consolidated operating revenues for the nine months ended September 30, 2005, increased 47.4% to $1.2 billion for the nine months ended September 30, 2005, from $816.7 million, or 98.5% of consolidated operating revenues, for the nine months ended September 30, 2004. Passenger revenues, excluding fuel reimbursements from code-share partners, increased 32.6% for the nine months ended September 30, 2004. The increase in passenger revenues excluding fuel was primarily due to a 46.7% increase in ASMs, principally as a result of the increase in our operating aircraft due to the acquisition of ASA on September 7, 2005. However, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft, since these efficiencies are passed on to our code-share partners through the rates contemplated by their respective contracts. We placed 12 CRJ700s and 12 CRJ200s into service under our United Express operations during the nine months ended September 30, 2004. Revenue per ASM increased 0.6% to 15.3¢, from 15.2¢ for the nine months ended September 30, 2004, primarily due to an increase in fuel reimbursements from code-share partners. Passenger revenues include an amount designed to reimburse us for aircraft ownership costs. The amount deemed to be rental income for the nine months ended September 30, 2005 was $193.0 million.

Passenger Load Factor.   Passenger load factor increased to 75.0% for the nine months ended September 30, 2005, from 73.6% for the nine months ended September 30, 2004. The increase in load factor was due primarily to the further development of our relationships with Delta and United whereby we supplement mainline service in previously established and developed markets. Additionally, we are experiencing higher passenger acceptance of our regional jet aircraft.

Total Airline Expenses Excluding Fuel.   Total airline expenses for the nine months ended September 30, 2005, excluding fuel charges (which are substantially reimbursable by our code-share partners), increased approximately 35.6% from the nine months ended September 30, 2004. The increase was primarily a result of a 46.7% increase in ASMs (which resulted principally from the expansion of our regional jet fleet from 2004, in connection with our acquisition of ASA). Total operating expenses for the nine months ended September 30, 2005 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from the new regional jets that were added to our fleet during the year and from increased stage lengths flown by the new regional jets.

Operating and Interest Expenses.   Operating and interest expenses increased 51.4% to $1.11 billion for the nine months ended September 30, 2005, compared to $734.7 million for the nine months ended September 30, 2004. The increase in total operating and interest expenses was due principally to the growth in our regional jet fleet from 2004. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 91.0% for the nine months ended September 30, 2005, from 88.6% for the nine months ended September 30, 2004. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year. Operating revenues increased 47.3% for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004, while total operating and interest expenses increased 51.4% over the same period. The increase in total operating revenues was primarily due to the growth in our regional jet fleet from 2004 (including our acquisition of ASA). Airline operating and interest expenses, excluding fuel charges, per ASM decreased 7.7% to 9.6¢ for the nine months ended September 30, 2005, from 10.4¢ for the nine months ended September 30, 2004. The primary reason for the decrease was the increased capacity of our regional jet aircraft and the increase in stage lengths flown by our regional jet aircraft.

The following tables set forth information regarding our operating expense components and interest expense for the nine-month periods ended September 30, 2005 and 2004. Operating and interest expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Nine months ended September 30,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$275,170	22.5%	3.4	$206,668	24.9%	3.8
Aircraft costs	214,790	17.6%	2.7	163,232	19.7%	3.0
Maintenance	73,204	6.0%	0.9	55,112	6.6%	1.0
Fuel	347,536	28.4%	4.3	170,884	20.6%	3.1
Other airline expenses	175,946	14.4%	2.2	125,502	15.1%	2.3
Interest	25,510	2.1%	0.3	13,340	1.6%	0.2
Total airline expenses	$1,112,156		13.8	$734,738		13.4

The cost per ASM of salaries, wages and employee benefits decreased to 3.4¢ for the nine months ended September 30, 2005, from 3.8¢ for the nine months ended September 30, 2004. The decrease in cost per ASM of salaries, wages and employee benefits was primarily due to the acquisition of ASA on September 7, 2005, as the number of CRJ700s and CRJ200s we operate increased by 35 and 104 aircraft, respectively. The decrease in cost per ASM was also partially due to the 13.0% increase in stage lengths flown by these regional jets. The average number of full-time equivalent employees increased 33.3% to 8,051 for the nine months ended September 30, 2005 from 6,042 for the nine months ended September 30, 2004. The increase in number of employees was due, in large part, to the addition of personnel required for the additional regional jet flying and ground handling operations within our United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.7¢ for the nine months ended September 30, 2005, from 3.0¢ for the nine months ended September 30, 2004. The decrease in cost per ASM was primarily due to the operation of 14 incremental CRJ200s and 32 incremental CRJ700s period-over-period, which have a lower operating cost per ASM than our existing turboprop fleet.

The cost per ASM for maintenance expense decreased to 0.9¢ for the nine months ended September 30, 2005, from 1.0¢ for the nine months ended September 30, 2004. The decrease in cost per ASM for maintenance expense was primarily due to the timing of certain maintenance events and the relatively low age of a large portion of our regional jet fleet (the average age of our CRJ700s and CRJ200s is eight months and three years seven months, respectively), which results in lower initial maintenance expenses. Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the nine months ended September 30, 2005 we collected and recorded as revenue $19.8 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred. Because the “Maintenance” caption in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the Maintenance caption in the above table differs from the Maintenance caption in our condensed consolidated statements of income.

The cost per ASM for fuel increased to 4.3¢ for the nine months ended September 30, 2005, from 3.1¢ for the nine months ended September 30, 2004. This increase was primarily due to the average price of fuel increasing 41.9% to $1.93 per gallon during the nine months ended September 30, 2005, from $1.36 per gallon for the nine months ended September 30, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased to 2.2¢ for the nine months ended September 30, 2005, from 2.3¢ for the nine months ended September 30, 2004. The decrease was primarily due to the 46.7% increase in ASMs produced by the new incremental regional jet aircraft that have been added to our fleet during the past twelve months and the acquisition of ASA on September 7, 2005.

Interest expense increased to approximately $25.5 million during the nine months ended September 30, 2005, from approximately $13.3 million during the nine months ended September 30, 2004. The increase in interest expense was primarily due to the acquisition of ASA and its related aircraft debt.

The Emergency War Time Supplemental Appropriations Act of 2003 became effective on May 15, 2003, and we received approximately $6.5 million under the act. This legislation provides for compensation to domestic airlines based on their proportional share of passenger security and infrastructure security fees paid, as well as reimbursement for installing fortified flight deck doors. This legislation also provides for the suspension of passenger and infrastructure fees from June 1, 2003 through October 31, 2003 and an extension of war risk liability and hull insurance coverage through December 31, 2004. Pursuant to the Consolidated Appropriations Act of 2005, Congress further extended the government’s mandate to provide war-risk insurance through December 31, 2005. We are unable to predict whether the government will extend this insurance coverage past December 31, 2005. Under terms of our contracts with our code-share partners, however, such insurance expense is a “pass-through” cost and is not anticipated to have a material impact on our ongoing operations or future financial results.

Liquidity and Capital Resources

We had working capital of $62.2 million and a current ratio of 1.1:1 at September 30, 2005, compared to working capital of $536.5 million and a current ratio of 4.1:1 at December 31, 2004 with the decrease principally caused by the use of cash to fund the acquisition of ASA. The principal sources of cash during the nine months ended September 30, 2005 were $234.2 million in net proceeds from the sale and purchase of marketable securities, $147.3 million provided by operating activities, $141.0 million of proceeds from the issuance of long-term debt, $90.0 million of proceeds from draws under new and existing lines of credit, $32.3 million of proceeds from returns on aircraft deposits, $13.1 million from proceeds from sale of aircraft, and $2.8 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans. During the nine months ended September 30, 2005, we paid net cash of $376.9 million as the purchase price of ASA and deposited $90 million into escrow, which deposit was subsequently released to Delta pursuant to the terms of an escrow agreement executed at the time of the consummation of the ASA acquisition. We invested $186.3 million in flight equipment, $57.0 million in deposits for aircraft, $7.6 million in buildings and ground equipment and $4.6 million in other assets. We made principal payments on long-term debt of $25.5 million and paid $5.2 million in cash dividends. These factors resulted in a $2.4 million decrease in cash and cash equivalents during the three months ended September 30, 2005.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $193.2 million at September 30, 2005, compared to $427.5 million at December 31, 2004. The decrease in marketable securities was due primarily to the $425.0 million in purchase price, $6.6 million in transaction fees, and $50 million in returns of aircraft deposits we paid to Delta in connection with our acquisition of ASA on September 7, 2005. At September 30, 2005, our total capital mix was 35.5% equity and 64.5% debt, compared to 62.7% equity and 37.3% debt at December 31, 2004. The change in the total capital mix during nine months ended September 30, 2005 was primarily due to our acquisition of ASA, and the interim debt financing of our new CRJ700s delivered during the nine months ended September 30, 2005. We expended approximately $52.9 million for aircraft-related capital expenditures during the nine months ended September 30, 2005. These expenditures consisted primarily of $14.2 million for rotable spares, $22.4 million for engine overhauls, $8.7 million for aircraft improvements, and $7.6 million for buildings, ground equipment and other assets.

Our total long-term debt at September 30, 2005 was $1,780.0 million, of which $1,772.5 million related to the acquisition of regional jet aircraft and $7.5 million related to the acquisition of our corporate office building in St. George, Utah. The average effective rate on the debt related to the regional jets was approximately 5.6% at September 30, 2005. As part of our leverage lease agreements, we typically indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

During the quarter ended September 30, 2005, SkyWest Airlines entered into two separate borrowing arrangements, both of which we have guaranteed. SkyWest Airlines increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. Concurrent with closing the ASA acquisition, SkyWest Airlines borrowed $30.0 million under the facility. The facility, which bears interest at a rate equal to prime less 0.25%, expires on January 31, 2007. Additionally, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million. The facility expires on March 21, 2006. The amounts borrowed under both arrangements were utilized for general corporate purposes. Additionally, we had $60.0 million of letters of credit outstanding with another bank as of September 30, 2005. We believe that in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months. On September 30, 2005, we classified $114.8 million as restricted cash on our condensed consolidated balance sheets of which $90 million related to the acquisition of ASA and $24.8 million related to our workers compensation policies. On September 30, 2004, we classified $9.2 million as restricted cash as required by our workers compensation policy.

Significant Commitments and Obligations

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Sept-Dec 2005	2006	2007	2008	2009	2010	Thereafter
Firm aircraft purchase commitments	$1,051,000	$100,000	$751,000	$200,000	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,184,529	73,927	297,810	276,009	255,955	279,788	273,205	1,727,835
Principal maturities on long-term debt	1,779,779	26,007	330,526	98,754	102,696	106,925	111,332	1,003,539
Total commitments and obligations	$6,015,308	$199,934	$1,379,336	$574,763	$358,651	$386,713	$384,537	$2,731,374

On September 30, 2005, we had commitments of approximately $1.1 billion to purchase 37 CRJ700s and 6 CRJ200s, together with related flight equipment. We currently anticipate that we will complete the delivery of these aircraft in March 2007. We have also obtained options to acquire another 80 CRJ700s that can be delivered in either 70 or 90-seat configurations. We presently anticipate that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

SkyWest Airlines has not historically funded a substantial portion of its aircraft acquisitions with working capital. Rather, it has generally funded its aircraft acquisitions through a combination of operating leases and debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available, and select one or more of these methods to fund the acquisition. Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing). ASA has generally funded its aircraft acquisitions by issuing long-term debt secured by the aircraft.

At present, we intend to satisfy our 2005 and 2006 firm aircraft purchase commitments, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets. At September 30, 2005, we had 222 aircraft under lease with remaining terms ranging from one to 20 years. Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at September 30, 2005. At a 7% discount factor, the present value of these lease obligations was equal to approximately $2.0 billion at September 30, 2005. As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Our total long-term debt at September 30, 2005 was $1,780 million, of which $1,772.5 million related to the acquisition of aircraft and $7.5 million related to our corporate office building. During the nine months ended September 30, 2005, we acquired seven new CRJ700s from proceeds from the issuance of long-term debt of $140.9 million. The average effective rate on the debt related to the aircraft was approximately 5.6% at September 30, 2005.

Seasonality

As is common in the airline industry, our pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months. During the first quarter of 2005, we experienced significant weather-related cancellations, primarily in January, of 1,325 flights which were approximately 3.1% of total scheduled departures. Based on historical averages for weather-related cancellations of 0.5%, it is estimated that we experienced approximately 1,100 more cancellations than normal during January 2005. The cancellations contributed to an increase in certain cost components, while we were unable to record the revenue for the cancelled flights.

Accounting for Stock-Based Compensation

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation, the Company currently accounts for share-based payments to employees using the intrinsic value method set forth in Opinion 25, Accounting for Stock Issued to Employees and, as such, the Company does not recognize compensation cost for employee stock options. Accordingly, the adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on the Company’s results of operations, although it is not anticipated to have a significant impact on the Company’s overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in Note C to the Company’s condensed consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

We have been and are subject to market risks, including commodity price risk (such as, to a limited extent, aircraft fuel prices) and interest rate risk.

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet its future needs. Pursuant to our contract flying arrangements, United bears the economic risk of fuel price fluctuations on our United Express flights. On our Delta Connection regional jet flights, Delta bears the economic risk of fuel price fluctuations. On the majority of our Delta Connection routes flown with Brasilia turboprops, we will bear the economic risk of fuel fluctuations. At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2005, we had variable rate notes representing 75.0% of our total long-term debt compared to 73.1% of our long-term debt at December 31, 2004. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1,922,000 in interest expense and received $1,220,000 in additional interest income for the nine months ended September 30, 2005. We would have incurred an additional $3,391,000 in interest expense and received $3,965,000 in additional interest income for the nine months ended September 30, 2005

We have an interest rate swap agreement designed to manage our interest rate exposure on the debt instrument related to our headquarters. Our policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, we do not speculate using derivative instruments. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of our derivative instruments are recognized as other current liabilities in our accompanying balance sheet. In accordance with the provisions of SFAS No. 133, we decreased liabilities by $201,620 at September 30, 2005. We decreased interest expense by $201,620 during the nine months ended September 30, 2005 in accordance with the interest rate swap agreement.

Item 4.                        Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

Item 1.                        Legal Proceedings

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2005, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters will not have a material adverse effect on our financial position, liquidity or results of operations. The most significant of these matters is as follows:

Michaelena Fitz-Gerald, Romead Neilson, et al., v. SkyWest Airlines, Inc.

In July 2003, two former flight attendants SkyWest Airlines filed a class-action lawsuit in the Superior Court of Santa Barbara, California, alleging failure to pay minimum wage and overtime, and grant meal and rest breaks as required by state law, as well as violations of Section 203 of the California Labor Code and Section 17000 of the Business and California Professions Code. On September 1, 2005, the Superior Court announced that it would grant summary judgment in favor of SkyWest Airlines and has since dismissed the case. The plaintiffs have the ability to appeal the dismissal. Because the amount of a potential loss, if any, resulting from the outcome of this case is neither probable nor reasonably estimable, no amounts related to such have been recorded in the Company’s condensed consolidated financial statements

Securities and Exchange Commission

Effective January 1, 2002, we changed our method of accounting for CRJ200 engine overhaul expenses. In connection with the change in accounting method, we restated our financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002. The restated financial information, together with a discussion of the change in accounting method, was presented in Amendment No. 1 to our Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on our Forms 10-Q/A for the quarters ended March 31, 2002 and June 30, 2002. The staff of the SEC is currently conducting an investigation of the facts pertaining to the change in our accounting method and other changes presented in the restatement of our financial statements. We do not believe that any of the matters under investigation constitute a violation of law. In June 2005, after extensive discussions with the SEC staff, we presented to the SEC an offer to enter into a cease and desist order pursuant to which we would agree not to violate federal securities laws in the future. The SEC is currently evaluating our proposal; however, there can be no assurance that our offer will be accepted. We continue to cooperate with the SEC in an effort to resolve the investigation.

Item 6.                        Exhibits

(a)   Exhibits

10.1	Loan Agreement (CIT Loan) dated as of September 21, 2005 among SkyWest Airlines, Inc., SkyWest, Inc., and C.I.T. Leasing Corporation
10.2	Aircraft Mortgage and Security Agreement dated as of September 21, 2005 between SkyWest Airlines, Inc. and C.I.T. Leasing Corporation
10.3	Mortgage Supplement No. 1 (CIT Loan) dated as of September 21, 2005 by SkyWest Airlines, Inc.
10.4	Note (CIT Loan) dated September 21, 2005 by SkyWest Airlines, Inc.
10.5	Guaranty (CIT Loan) dated September 21, 2005 between SkyWest, Inc. and C.I.T. Leasing Corporation
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

(b)   Reports on Form 8-K

SKYWEST, INC. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2005.

SKYWEST, INC.
By	/s/ BRADFORD R. RICH
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer