Form 10-K
period 2005-12-31
SKYWEST INC
filed 2006-03-14
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 0-14719

SKYWEST, INC.

(Incorporated under the	87-0292166
Laws of Utah)	(IRS Employee ID no.)

444 South River Road
St. George, Utah 84790
(435) 634-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of this Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

The aggregate market value of Common Stock held by non-affiliates (based upon the closing sale price of the Common Stock on The Nasdaq National Market System) on June 30, 2005 was approximately $931,547,945.

As of March 10, 2006, there were 59,513,040 shares of Common Stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be used in connection with the solicitation of proxies in connection with the Registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

SKYWEST, INC.
ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

PART I

Unless otherwise indicated, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc. and our subsidiaries; “SkyWest Airlines” refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.; and “ASA” refers to our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Annual Report on Form 10-K should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance. These statements include, but are not limited to, statements about the benefits of our acquisition of ASA, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts. You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this report, or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

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

•       competitive practices in the airline industry, including significant fare-restructuring activities, capacity reductions and bankruptcy and other airline restructurings by major and regional carriers, including Delta Air Lines (“Delta”) and United Air Lines (“United”);

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

ITEM 1.   BUSINESS

General

We are a holding company that operates two independent, wholly-owned subsidiaries, SkyWest Airlines and ASA. SkyWest Airlines and ASA are regional airlines offering scheduled passenger service with over 2,400 daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as either Delta Connection or United Express under code-share arrangements with Delta or United, with significant presence in their key domestic hubs and focus cities. SkyWest Airlines and ASA provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

SkyWest Airlines and ASA have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories—SkyWest Airlines has been flying since 1972 and ASA since 1979. As of December, 31, 2005, our consolidated fleet consisted of a total of 380 aircraft, of which 224 were in service with Delta and 156 were in service with United. We currently operate one type of regional jet aircraft in two differently sized configurations, the 40- and 50-seat Bombardier CRJ200 Regional Jet (the “CRJ200”) and the 70-seat Bombardier CRJ700 Regional Jet (the “CRJ700”), and two types of turboprop aircraft, the 30-seat Embraer Brasilia EMB-120 turboprop (the “Brasilia turboprop”) and the 66-seat Avions de Transport 72-210 turboprop (the “ATR-72 turboprop”). SkyWest Airlines and ASA have combined firm orders to acquire 15 additional CRJ700s and 17 CRJ900s over the next two years and ASA is committed to sublease six additional CRJ200s from Delta commencing in early 2006. In addition, we have options to acquire 70 additional Bombardier Regional Jets over the next two years. We believe the option aircraft, which range in seating configurations between 50 and 90 seats, position us to capitalize on additional growth opportunities with our existing and other potential code-share partners.

On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash. Additionally, as part of the purchase, we paid $5.3 million of transaction fees and ASA assumed approximately $1.25 billion in long-term debt. In addition, we returned to Delta $50 million in deposits that Delta had previously paid on future ASA aircraft deliveries. We believe the combination of SkyWest Airlines and ASA presents our company with new opportunities for growth through our two geographically-focused regional airline platforms—SkyWest Airlines in the Western United States and ASA in the Eastern United States. We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub. In connection with the ASA acquisition, we have established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained control of 26 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has committed to provide to us opportunities to utilize 28 additional regional jets in our fleet by the end of 2007. Delta has also agreed that, starting in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634-3000. We maintain an Internet web site at www.skywest.com. Our website provides a link to the web site of the SEC, through which our annual, quarterly and current reports, as well as amendments to those reports, are available. In addition, we provide electronic or paper copies of our filings free of charge upon request.

Our Operating Platforms

SkyWest Airlines

SkyWest Airlines provides regional jet and turboprop service in the Western United States with the exception of flying provided to United out of its Chicago (O’Hare) hub. SkyWest Airlines offered approximately 1,500 daily scheduled departures as of December 31, 2005, of which approximately 1,100 were United Express flights and approximately 400 were Delta Connection flights. SkyWest Airlines’ operations are conducted from hubs located in Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland, Seattle/Tacoma and Salt Lake City. SkyWest Airlines’ fleet as of December 31, 2005 consisted of 42 70-seat CRJ700s, all of which were flown for United; 123 50-seat CRJ200s, of which 66 were flown for United and 57 were flown for Delta, and 62 30-seat Brasilia turboprops, of which 48 were flown for United and 14 were flown for Delta. SkyWest Airlines conducts its Delta code-share operations pursuant to the terms of a Delta Connection Agreement which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown. In addition, the SkyWest Airlines Delta Connection Agreement provides for us to increase our profitability if we reduce our total costs. SkyWest Airlines’ United operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis plus a margin based on performance incentives. Under the United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions.

ASA

ASA largely provides regional jet service in the United States east of the Mississippi River, with the exception of flying provided to Delta out of its Salt Lake City hub. ASA offered more than 850 daily scheduled departures as of December 31, 2005, all of which were Delta Connection flights. ASA’s operations are conducted primarily from hubs located in Atlanta, Salt Lake City and Cincinnati. ASA’s fleet as of December, 2005, all of which were flown for Delta, consisted of 35 70-seat CRJ700s, 106 40 and 50-seat CRJ200s, and twelve ATR-72 turboprops (which we expect to remove from service by August 2007). Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ASA Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.

Growth Opportunities

During the five years ended December 31, 2005, our total operating revenues expanded at a compounded annual rate of 20.4% and the number of daily flights we operated increased from approximately 950 at the end of 2000 to approximately 2,400 as of December 31, 2005. With the exception of our acquisition of ASA, our growth during that five-year period was internally generated. We believe there are additional opportunities for expansion of our operations, consisting primarily of:

•       Delivery of Aircraft Under Firm Order. We have firm orders to acquire 15 additional CRJ700s and 17 CRJ900s during the two-year period ending December 31, 2007. We have also obtained the right to sublease from Delta six additional CRJ200s. We have agreements with Delta or United to place all 38 of these aircraft into revenue service, under long-term, fixed-fee contracts, promptly following their delivery.

•       Potential Opportunities from Delta’s Restructuring. We believe that as Delta restructures its fleet under bankruptcy protection, there may be new regional flying contracts that become available for qualified regional carriers. ASA holds certain rights to maintain its proportion of overall Delta regional flights, as well as its proportion of Atlanta regional flights. This may help ASA compete for new flying mandates, if any, that come into existence at Delta.

•       Scope Clause Relief. “Scope clauses” are elements of major airlines’ labor contracts with their own pilots that place restrictions on the number and size of aircraft, or the amount of flight activity, that can be operated by major airlines’ regional airline contractors such as ASA and SkyWest Airlines. Greater liberalization of scope clauses generally creates more business opportunities for regional airlines. Since 2001, five of the six major national airlines (American Airlines, Inc. (“American”), Delta, Northwest Airlines, Inc. (“Northwest”), United and US Airways) have successfully achieved some scope clause liberalization. If further efforts by major airlines to relax scope clause restrictions are successful, it may create incremental opportunities for regional airlines.

•       Narrowbody Replacement Flying. A meaningful portion of the recent growth of the regional airline industry resulted from the replacement of major airline-operated narrowbody jet aircraft (such as 737s, DC9s, MD80s and A319s) with regional airline-operated jets on the same route. The major airline affects this change in equipment to achieve an advantage in trip costs, unit costs, frequency or a combination of these benefits. At present, the six major national airlines have a significant number of narrowbody aircraft that are more than 15 years old in their fleets. Such older aircraft are frequently less fuel- and maintenance-efficient than new aircraft. If major airlines decide to substitute newer regional airline-operated equipment for any portion of these older narrowbody aircraft under their retirement, it may create incremental opportunities for regional airlines.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest Airlines and ASA compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, low cost carriers and major airlines. The combined operations of SkyWest Airlines and ASA extend nationally throughout nearly every major geographic market in the United States. Our competition includes, therefore, nearly every other regional airline, and to a certain extent, also the major and low-cost carriers. The primary competitors of SkyWest Airlines and ASA among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. (“American Eagle”) (owned by American), Comair, Inc. (“Comair”) (owned by Delta), ExpressJet Holdings, Inc. (“ExpressJet”), Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.), Mesa Air Group, Inc. (“Mesa”), MAIR Holdings, Inc. (“MAIR”), Pinnacle Airlines Corp. (“Pinnacle”), Republic Airways Holdings Inc. (“Republic”) and Trans State Airlines, Inc. Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors on pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. Based on the size of the combined operations of SkyWest Airlines and ASA, we are the largest regional airline in the United States. However, some of the major and low-cost carriers are larger, and may have greater financial and other resources than SkyWest Airlines and ASA. Additionally, regional carriers owned by major airlines, such as American Eagle and Comair, may have access to greater resources at the parent level than SkyWest Airlines and ASA, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns is somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ASA. Nevertheless, the per passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta or United, or other code-share partners we may secure in the future, experience a prolonged decline in passenger load or are harmed by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ASA or cancel flights in order to reduce their costs.

Industry Overview

Majors, Low Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been dominated by several major airlines, including American Airlines, Inc. (“American”), Continental Airlines, Inc. (“Continental”), Northwest Airlines, Inc. (“Northwest”), US Airways, Inc. (“US Airways”), Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

Low cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation (“JetBlue”), US Airways, Inc., Frontier Airlines, Inc. (“Frontier”) and AirTran Airways, Inc. (“AirTran”), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

Regional airlines, such as ASA, ExpressJet, Mesa, MAIR, Pinnacle, Republic and SkyWest Airlines, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including American Eagle, Comair and Horizon, are wholly-owned subsidiaries of major airlines. In contrast to low cost carriers, regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed “contract” or “fixed-fee” flights, or receives a percentage of applicable ticket revenues, termed “pro-rate” or “revenue-sharing” flights.

Growth of the Regional Airline Industry

According to the Regional Airline Association, the regional airline sector of the airline industry experienced compounded annual passenger growth of 12.3% between 2000 and 2004. We believe the growth of the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable to a number of factors, including:

•       Regional airlines work with, and often benefit from the strength of, the major airlines. Since many major airlines have incorporated increased use of regional airlines into their future growth strategies, many regional airlines have expanded, and may continue to expand, with the major airlines they serve.

•       Regional airlines tend to have a more favorable cost structure and leaner corporate structure than many major airlines. Many regional airlines were founded in the midst of the highly competitive market that developed following deregulation of the airline industry in 1978.

•       Many major airlines have determined that an effective method for retaining customer loyalty and maximizing system revenue, while lowering costs, is to outsource shorter, low-volume routes to more cost-efficient regional airlines flying under the major airline’s code and name.

•       Regional airlines are gradually replacing smaller turboprop planes with 32 to 110-seat regional jets. Such regional jets feature cabin class comfort, low noise levels and speed similar to the 120-seat plus aircraft operated by the major airlines, but are cheaper to acquire and operate because of their smaller size. We believe the increasing use of regional jets has led, and may continue to lead, to greater public acceptance of regional airlines.

Relationship of Regional and Major Airlines

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma as United Express and out of Salt Lake City as The Delta Connection. ASA operates as The Delta Connection out of Atlanta, Cincinnati and Salt Lake City. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

The financial arrangements between the regional airlines and their code-share partners usually involve contract, or fixed-fee, payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

•       Fixed-Fee Arrangements. Under a fixed-fee arrangement, the major airline generally pays the regional airline a fixed-fee based on the flight, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline earnings, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airlines absorb most of the risks, the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

•       Revenue-Sharing Arrangements. Under a revenue-sharing arrangement, the major airline and regional airline negotiate a proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In such a revenue-sharing arrangement, the regional airline realizes increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, realizes decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

Code-Share Agreements

SkyWest Airlines operates under a United Express Agreement with United, and SkyWest Airlines and ASA operate under Delta Connection Agreements with Delta. These code-share agreements authorize Delta and United to identify our flights and fares under their two-letter flight designator codes (“DL” and “UA”) in the central reservation systems, and authorize us to paint our aircraft with their colors and logos and to market our status as The Delta Connection or United Express. Under each of our code-share agreements, our passengers participate in the major partner’s frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta and United. As of December 31, 2005, approximately 93.8% of SkyWest Airlines’ and ASA’s total daily flights were structured as contract flights, where Delta or United controls scheduling, ticketing, pricing and seat inventories. The remainder of our flights are pro-rate flights, where SkyWest Airlines and ASA control scheduling, ticketing, pricing and seat inventories, and share revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement. Under our code-share agreements, we have commitments from our major partners to place 38 additional regional jets into service over approximately the next two years.

SkyWest Airlines Delta Connection Agreement

SkyWest Airlines and Delta are parties to an Amended and Restated Delta Connection Agreement, dated as of September 8, 2005 (the “SkyWest Airlines Delta Connection Agreement”). As of December 31, 2005, SkyWest Airlines operated 57 CRJ200s and 14 Brasilia turboprops under the SkyWest Airlines Delta Connection Agreement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2005, SkyWest Airlines was operating approximately 400 Delta Connection flights per day between Salt Lake City and designated outlying destinations. Delta is entitled to all passenger, cargo and other revenues associated with each flight.

In exchange for providing the designated number of flights and performing SkyWest Airlines’ other obligations under the SkyWest Airlines Delta Connection Agreement, SkyWest Airlines receives from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to the Delta Connection flights plus (ii) a fixed dollar payment per completed flight block hour, subject to annual escalation at an agreed rate. Costs directly reimbursed by Delta under the SkyWest Airlines Delta Connection Agreement include costs related to fuel, ground handling, and aircraft maintenance and ownership.

The SkyWest Airlines Delta Connection Agreement terminates on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances including:

•       if SkyWest Airlines or Delta commits a material breach of the SkyWest Airlines Delta Connection Agreement, subject to 30 days notice and cure rights;

•       if SkyWest Airlines fails to conduct all flight operations and maintain all aircraft under the SkyWest Airlines Delta Connection Agreement in compliance in all material respects with applicable government regulations;

•       if SkyWest Airlines fails to satisfy certain performance and safety requirements;

•       if, under certain circumstances, Delta has a right to terminate the ASA Delta Connection Agreement;

•       if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

•       if SkyWest Airlines fails to maintain competitive base rate costs (provided that SkyWest Airlines has the right to adjust its rates prior to any such termination).

ASA Delta Connection Agreement

ASA and Delta are parties to a Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005 (the “ASA Delta Connection Agreement”). As of December 31, 2005, ASA operated 35 CRJ700s, 106 CRJ200s and 12 ATR-72 turboprops for Delta under the ASA Delta Connection Agreement. We expect to remove the 12 ATR-72 turboprops from the ASA fleet and return them to Delta by August 2007. ASA operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2005, ASA was operating more than 850 Delta Connection flights per day between Atlanta, Cincinnati, Salt Lake City and designated outlying destinations. Under the ASA Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

In exchange for providing the designated number of flights and performing ASA’s other obligations under the ASA Delta Connection Agreement, ASA receives from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to Delta Connection flights plus (ii) if ASA completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs related to the Delta Connection flights (not including fuel costs). Costs directly reimbursed by Delta under the ASA Delta Connection Agreement include costs related to fuel, ground handling, and aircraft maintenance and ownership. The ASA Delta Connection Agreement also provides for incentive compensation based upon ASA’s performance, including on-time arrival performance and completion percentage rates.

The ASA Delta Connection Agreement terminates on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The ASA Delta Connection Agreement is subject to early termination in various circumstances including:

•       if ASA or Delta commits a material breach of the ASA Delta Connection Agreement, subject to 30 days notice and cure rights;

•       if ASA fails to conduct all flight operations and maintain all aircraft under the ASA Delta Connection Agreement in compliance in all material respects with applicable government regulations;

•       if ASA fails to satisfy certain performance and safety requirements;

•       if, under certain circumstances, Delta has a right to terminate the SkyWest Airlines Delta Connection Agreement;

•       if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

•       if ASA fails to maintain competitive base rate costs (provided that ASA has the right to adjust its rates prior to any such termination).

SkyWest Airlines United Express Agreement

SkyWest Airlines and United are parties to a United Express Agreement entered into on July 31, 2003 (the “United Express Agreement”). As of December 31, 2005, SkyWest Airlines operated 42 CRJ700s, 66 CRJ200s and 48 Brasilia turboprops under the United Express Agreement, flying a total of approximately 1,100 United Express flights per day between Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma and designated outlying destinations. Generally, under the United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

In exchange for providing the designated number of flights and performing SkyWest Airlines’ obligations under the United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed-fee per completed block hour, fixed-fee per completed departure, fixed-fee per passenger, fixed-fee for overhead and aircraft costs, and one-time start-up costs for each aircraft delivered. The United Express Agreement provides for incentives based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines’ operating costs are reimbursed by United, including costs related to fuel and aircraft ownership and maintenance.

The United Express Agreement expires incrementally on December 31, 2011, 2013 and 2015. United has the option, upon one year’s notice, of extending the United Express Agreement for five years. The United Express Agreement is subject to early termination in various circumstances including:

•       if SkyWest Airlines or United fails to fulfill an obligation under the United Express Agreement for a period of 60 days after written notice to cure;

•       if SkyWest Airlines’ operations fall below certain performance levels for a period of three consecutive months;

•       subject to limitations imposed by the U.S. Bankruptcy Code, if the other party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations;

•       if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied; or

•       if SkyWest Airlines operates, subject to certain exceptions, any additional regional jets or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United’s hubs in Chicago (O’Hare), Denver, Los Angeles, San Francisco, Seattle/Tacoma, or Washington, D.C. (Dulles International Airport).

Markets and Routes

As of December 31, 2005, SkyWest Airlines scheduled the following daily flights as a United Express carrier: 300 to or from Chicago O’Hare International Airport, 232 to or from Denver International Airport, 278 to or from Los Angeles International Airport, 36 to or from Portland International Airport, 220 to or from San Francisco International Airport and 18 to or from Seattle/Tacoma International Airport and 16 to or from other outlying airports.

As of December 31, 2005, SkyWest Airlines and ASA scheduled the following daily flights as a Delta Connection carriers: 684 to or from Hartsfield-Jackson Atlanta International Airport and 564 to or from Salt Lake City International Airport and 124 to or from Cincinnati/Northern Kentucky International Airport.

Our flight schedules are structured to facilitate the connection of our passengers with flights of our major partners at the airports we serve. The following chart shows selected information about the cities and routes served by SkyWest Airlines and ASA as of December 31, 2005.

Training and Aircraft Maintenance

SkyWest Airlines’ and ASA’s employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines and ASA pilots and maintenance personnel at their respective training facilities. SkyWest Airlines and ASA also contract with third party vendors for non-routine airframe and engine maintenance.

Employees

As of December 31, 2005 SkyWest and SkyWest Airlines collectively employed 8,095 full-time equivalent employees consisting of 3,480 pilots and flight attendants, 3,303 customer service personnel, 843 mechanics and other maintenance personnel, and 469 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines’ employees occur from time to time and we anticipate that such efforts will continue in the future. During 2004, SkyWest Airlines’ pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines’ pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines’ relationships with its employees to be good.

As of December 31, 2005, ASA employed approximately 5,552 full-time equivalent employees consisting of 2,481 pilots and flight attendants, 1,747 customer service personnel, 895 mechanics and other maintenance personnel, and 429 administration and support personnel. Three of ASA’s employee groups are represented by unions. ASA’s pilots are represented by the Air Line Pilots Association International, ASA’s flight attendants are represented by the Association of Flight Attendants—CWA, and ASA’s flight controllers are represented by the Professional Airline Flight Control Association. The collective bargaining agreements between ASA and its pilots and flight attendants became amendable September 15, 2002 and September 26, 2003, respectively. ASA has been negotiating with the pilots and flight attendants unions since 2002 and 2003, respectively. Each of these negotiations is currently under the jurisdiction of mediators supplied by the National Mediation Board. The collective bargaining agreement between ASA and its flight controllers becomes amendable in April 2006. ASA has never experienced a work stoppage due to a strike or other labor dispute, and considers its relationships with employees to be good.

Government Regulation

All interstate air carriers, including SkyWest Airlines and ASA, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other ways, certifications, which are necessary for the continued operations of SkyWest Airlines and ASA, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

We believe SkyWest Airlines and ASA are operating in compliance with FAA regulations and hold all necessary operating and airworthiness certificates and licenses. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ASA are subject. SkyWest Airlines’ and ASA’s flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest Airlines and ASA do not operate at any airports where landing slots are restricted.

All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities.

SkyWest Airlines and ASA are also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe that SkyWest Airlines and ASA are in compliance in all material respects with these laws and regulations.

Environmental Matters

SkyWest Airlines and ASA are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Safety and Security

We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ASA have taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of their operations. Some of the safety and security measures we have taken, along with our code-share partners, include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

SkyWest Airlines and ASA maintain insurance policies that we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, and workers’ compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

ITEM 1A. RISK FACTORS

In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results. Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations. If  any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.

Risks Related to Our Operations

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

If any of our code-share agreements are terminated pursuant to the terms of those agreements, due to the bankruptcy and restructuring proceedings of Delta and United, or otherwise, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

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

Substantially all of our revenues are attributable to our code-share agreements with Delta, which is currently reorganizing under Chapter 11 of the U.S. Bankruptcy Code, and United, which recently emerged from bankruptcy proceedings. The U.S. Bankruptcy Courts charged with administration of the Delta and United bankruptcy cases have entered final orders approving the assumption of our code-share agreements. Notwithstanding those approvals, these bankruptcies and restructurings present considerable continuing risks and uncertainties for our code-share agreements and, consequently, for our operations.

Although a plan of reorganization has been confirmed in the United bankruptcy proceedings, which became effective on February 1, 2006 (subject to pending appeals), and Delta reports that it intends to reorganize and emerge from its bankruptcy proceedings, there is no assurance that either of United or Delta will ultimately succeed in its reorganization efforts or that either Delta or United will remain a going concern over the long term. Likewise, even though both Delta and United have assumed our code-share agreements with bankruptcy court approval, there is no assurance that these agreements will survive the Chapter 11 cases. For example, the Delta reorganization could be converted to a liquidation, or Delta could liquidate some or all of its assets through one or more transactions with one or more third parties with bankruptcy court approval. In addition, Delta may not be able to confirm and consummate a successful plan of reorganization that provides for continued performance of its obligations under its code-share agreements with us. In the event United is not able to perform successfully under the terms of its plan of reorganization, assumption of our United Express Agreement could be subjected to similar risks.

Other aspects of the Delta and United bankruptcies and reorganizations pose additional risks to our code-share agreements. Delta may not be able to obtain bankruptcy court approval of various motions necessary for it to administer its bankruptcy case. As a consequence, Delta may not be able to maintain normal commercial terms with vendors and service providers, including other code-share partners, that are critical to its operations. Delta also may be unable to reach satisfactory resolutions of disputes arising out of collective bargaining agreements or to obtain sufficient financing to fund its business while it reorganizes. These and other factors not identified here could delay the resolution of the Delta bankruptcy and reorganization significantly and could threaten Delta’s operations. As to United, even though a plan of reorganization has been confirmed in the United bankruptcy proceedings, the order of confirmation is subject to pending appeals, and there is no assurance that United will be able to operate successfully under the terms of its confirmed plan.

In light of the importance of our code-share agreements with Delta and United to our business, the termination of these agreements or the failure of Delta to ultimately emerge from its bankruptcy proceeding could jeopardize our operations. Such events could leave us unable to operate much of our current aircraft fleet and the additional aircraft we are obligated to purchase. As a result, they could have a material adverse effect on our operations and financial condition.

Even though United has emerged from bankruptcy proceedings and if Delta is ultimately able to emerge from its bankruptcy proceedings, their respective financial positions will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy again after emergence from Chapter 11, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, and more volatile operating margins. We believe that any of these developments could have a negative effect on many aspects of our operations and financial performance.

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

Under our code-share agreements with Delta and United, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as “pass-through” costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2005, approximately 50% of our costs were pass-through costs and 50% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

We have a significant amount of contractual obligations.

As of December 31, 2005, we had a total of approximately $1.8 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts including debt assumed in the ASA acquisition. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets. At December 31, 2005, we had 247 aircraft under lease, with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at December 31, 2005. At a 7% discount factor, the present value of these lease obligations was equal to approximately $2.1 billion at December 31, 2005. As of December 31, 2005, we had commitments of approximately $838 million to purchase 15 CRJ700s and 17 CRJ900s and to lease six CRJ200’s, together with related flight equipment. We expect to complete these deliveries by April 2007. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

There are risks associated with our regional jet strategy, including potential oversupply and possible passenger dissatisfaction.

Our selection of Bombardier Regional Jets as the primary aircraft for our existing operations and projected growth involves risks, including the possibility that there may be an oversupply of regional jets available for sale in the foreseeable future, due, in part, to the financial difficulties of regional and major airlines, including Delta, United, Northwest, Comair, Mesaba, and FLYi which is in the process of liquidating its regional jet fleet. A large supply of regional jets may allow other carriers, or even new carriers, to acquire aircraft for unusually low acquisition costs, allowing them to compete more effectively in the industry, which may ultimately harm our operations and financial performance.

Our regional jet strategy also presents the risk that passengers may find the Bombardier Regional Jets to be less attractive than other aircraft, including other regional jets. Recently, several other models of regional jets have been introduced by manufacturers other than Bombardier. If passengers develop a preference for other regional jet models, our results of operation and financial condition could be negatively impacted.

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

Our business model depends on major airlines, including Delta and United, electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American, US Airways and JetBlue, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta or United to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under the SkyWest Airlines Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under the ASA Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under SkyWest Airlines’ United Express Agreement, growth is restricted in Chicago (O’Hare International Airport), Denver, Los Angeles, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport).

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2005, our labor costs constituted approximately 24.2% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

ASA’s pilots, flight attendants and flight controllers are represented by unions, including:  The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. ASA’s pilots and flight attendants are currently working under open labor contracts, and ASA has been in negotiations with respect to such contracts since 2002 and 2003, respectively. Negotiations with unions representing SkyWest Airlines’ employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

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

We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the quarter ended December 31, 2005, 62.0% of our available seat miles were flown using CRJ200s, 31.0% of our available seat miles were flown using CRJ700s, 5.0% of our available seat miles were flown using Brasilia turboprops and 2.0% of our available seat miles were flown using ATR-72 turboprops. As of December 31, 2005, we had commitments of approximately $838 million to purchase 15 CRJ700s and 17 CRJ900s and to lease six CRJ200’s, together with related flight equipment.  Additionally, we had obtained options to acquire another 70 regional jets that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

Any significant disruption or delay in the expected delivery schedule of our fleet would adversely affect our business strategy and overall operations and could have a material adverse impact on our operating results or our financial condition. Certain of Bombardier’s aerospace workers are represented by unions and have participated in at least one strike in recent history. Any future prolonged strike at Bombardier or delay in Bombardier’s production schedule as a result of labor matters could disrupt the delivery of regional jets to us, which could adversely affect our planned fleet growth. We are also dependent on General Electric as the manufacturer of our aircraft engines. General Electric also provides parts, repair and overhaul services, and other types of support services on our engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier or General Electric to provide sufficient parts or related maintenance and support services to us on a timely or economical basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines. In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types we operate would have a material adverse effect on our business and operations.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

Because the average age of our CRJ700s and CRJ200s is approximately 1.4 and 4.2 years, respectively, our regional jet fleet requires less maintenance now than it will in the future. We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Under our United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines used in our United Express operations. The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

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

We currently operate primarily through hubs in Atlanta, Los Angeles, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky and the Pacific Northwest. Nearly all of our flights will either originate or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ASA. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

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

Our business depends upon the efforts of our chief executive officer, Jerry C. Atkin, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-man insurance on any of our executives.

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

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways, and AirTran, among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between America West Airlines and US Airways in September 2005, and American Airlines’ acquisition of the majority of Trans World Airlines’ assets in 2001. Other developments include domestic and international code-share alliances between major carriers, such as the “SkyTeam Alliance,” that includes Delta, Continental and Northwest, among others. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

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

An accident or incident involving one of our aircraft could result in significant potential claims of injured passengers and others, as well as repair or replacement of a damaged aircraft and its consequential temporary or permanent loss from service. In the event of an accident, our liability insurance may not be adequate to offset our exposure to potential claims and we may be forced to bear substantial losses from the accident. Substantial claims resulting from an accident in excess of our related insurance coverage would harm our operational and financial results. Moreover, any aircraft accident or incident, even if fully insured, could cause a public perception that our operations are less safe or reliable than other airlines.

Risks Related to Our Common Stock

We can issue additional shares without shareholder approval.

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2005, we had 58,715,575 shares outstanding. In addition, we have a stock option plan under which 4,562 shares are reserved for issuance, and an employee stock purchase plan under which 2,500,000 shares are reserved for issuance, both of which may dilute the ownership interests of our shareholders. The issuance of any additional shares of common stock would further dilute the percentage ownership of existing shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

We issued more shares of common stock than were authorized by our employee stock purchase plan, which could result in administrative sanctions or other adverse consequences.

During the quarter ended December 31, 2005, we discovered that in January and July 2005 we issued shares of common stock to our employees under the SkyWest, Inc. 1995 Employee Stock Purchase Plan (the “Employee Stock Purchase Plan”) that exceeded the number of shares authorized for issuance under the Employee Stock Purchase Plan. In an effort to address the over issuance, we amended the SkyWest, Inc. Executive Stock Incentive Plan (the “Executive Plan”) and the SkyWest, Inc. 2001 Allshare Stock Option Plan (the “Allshare Plan”) to reduce the number of shares issuable pursuant to those plans by a number that exceeded the number of shares issued in excess of the number of shares authorized pursuant to the Employee Stock Purchase Plan. On February 8, 2006, after reviewing the issues associated with the over issuance, the staff of The Nasdaq Stock Market notified us that the  over issuance violated the shareholder approval rule set forth in Nasdaq Marketplace Rule 4350(i)(1)(A). The Nasdaq staff letter also notified us that the reduction in the number of shares issuable pursuant to the Executive Plan and the Allshare Plan, both of which had been previously approved by our shareholders, had the effect of restoring our compliance with Marketplace Rule 4350(i)(1)(A). The Nasdaq staff letter indicates that, as of the date of the letter, the matter is closed.

As discussed below in Item 5. Market for Registrant’s Common Equity, Related Stock holder Matters and Issuer Purchases of Equity Securities, the issuances of the shares of common stock that exceeded the number authorized by the Employee Stock Purchase Plan were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The failure to register those issuances could result in administrative sanctions against us or have other adverse consequences to us.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Flight Equipment

As of December 31, 2005, we owned or leased a fleet of aircraft, consisting of the following types of aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	69	160	50	1,100	530	4.2
CRJ700s	42	35	70	1,600	530	1.4
Brasilia Turboprops	14	48	30	300	300	8.9
ATR-72 Turboprops	—	12	66	300	300	12.2

SkyWest Airlines and ASA have combined firm orders to acquire 32 additional CRJ700s (which can be delivered in configurations ranging between 70 and 90 seats) over the next two years and ASA is committed to sublease six CRJ200s from Delta commencing in 2006. SkyWest and ASA do not presently have orders for additional aircraft other than these Bombardier Regional Jets. Gross committed expenditures for these 32 aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $838 million through April 2007. We presently are receiving these aircraft on an incremental schedule, and anticipate that delivery dates for these aircraft could continue through approximately April 2007; however, actual delivery dates remain subject to final determination based on various factors. SkyWest Airlines and ASA have also obtained combined options for another 70 Bombardier Regional Jets that can be delivered in either 70 or 90-seat configurations.

The following table outlines the number of Bombardier Regional Jets that SkyWest Airlines and ASA are scheduled to receive during each of the periods set forth below and the expected size and composition of our combined fleet following the receipt of these aircraft.

	During the fiscal year ended December 31,
	2006	2007	2008	2009
Additional CRJ200s	6	0	0	0
Additional CRJ700s	24	8	0	0
Total Bombardier Regional Jets	336	344	344	344
Total Brasilia Turboprops	61	60	59	57
Total ATR-72 Turboprops	12	0	0	0
Total Combined Fleet	409	404	403	401

Bombardier Regional Jets

The Bombardier Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, as well as a stand-up cabin, overhead and underseat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier Regional Jets is comparable to larger aircraft operated by the major airlines, and they have a range of approximately 1,600 miles; however, because of their smaller size and efficient design, the per-flight cost of operating a Bombardier Regional Jet is generally less than that of a 120-seat or larger jet aircraft.

Brasilia Turboprops

The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a Bombardier Regional Jet impractical. As of December 31, 2005, SkyWest Airlines operated 62 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines’ Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

ATR-72 Turboprops

While ASA currently operates twelve ATR-72 turboprops out of Atlanta, we expect that these aircraft will be removed from service by August 2007.

Ground Facilities

SkyWest Airlines and ASA own or lease the following principal properties:

SkyWest Airlines Facilities

•       SkyWest Airlines owns a 56,600 square foot aircraft maintenance facility in Palm Springs, California

•       SkyWest Airlines leases a 131,300 square foot facility at the Salt Lake International Airport. This facility consists of a 58,400 square foot aircraft maintenance hangar and 72,900 square feet of training and office space. In January 2002, we entered into a sale lease-back agreement with the Salt Lake Airport Authority. Under the agreement, we received approximately $18 million in cash in exchange for the newly constructed facility and entered into a 26-year operating lease agreement. The sales price was equal to the construction costs and no gain or loss was recognized.

•       SkyWest Airlines leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The Salt Lake City facility consists of 40,000 square feet of maintenance facilities and 50,000 square feet of training and other facilities. We originally constructed the Salt Lake City facility which we subsequently sold to and leased back from the Salt Lake City Airport Authority. SkyWest Airlines is leasing the facility under an operating lease arrangement over a 36-year term.

•       SkyWest Airlines leases a 90,000 square foot maintenance hanger and a 15,000 square foot office facility in Fresno, California.

•       SkyWest Airlines leases a 28,000 square foot maintenance hanger in Tucson, Arizona.

•       SkyWest Airlines leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with SkyWest Airlines personnel. Other airlines, including Delta and United, provide ticket handling and/or ground support services for SkyWest Airlines in 54 of the 121 airports to which SkyWest Airlines flies.

•       We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, in two adjacent buildings of 63,000 and 55,000 square feet, respectively. Both facilities were internally funded with cash generated from operations and were subsequently refinanced with third-party debt.

ASA Facilities

•       ASA leases 61,000 square feet in an office building located at the Hartsfield-Jackson Atlanta International Airport which serves as ASA’s corporate headquarters. The lease expires on April 30, 2008.

•       ASA leases a 78,550 square foot aircraft maintenance facility in Macon, Georgia. The Macon facility also contains a 7,500 square foot training and storage facility. The Macon facility is bond-financed, with the lease expiring in 2018.

•       ASA leases a 39,000 square foot aircraft maintenance facility in Baton Rouge, Louisiana. ASA has the right to occupy the Baton Rouge facility rent-free until 2022.

•       ASA leases a 63,800 square foot parts storage facility located near the Hartsfield-Jackson Atlanta International Airport.

•       ASA leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Salt Lake City, Utah; Columbia, South Carolina; Fort Walton Beach, Florida; Montgomery, Alabama; and Shreveport, Louisiana.

•       ASA uses 26 gates at the Hartsfield-Jackson Atlanta International Airport:  13 gates are leased directly from the airport authority, six gates are subleased from US Air, five gates are subleased from Delta and two gates are used pursuant to a month-to-month arrangement. ASA intends to lease from Delta three additional gates effective December 1, 2005.

•       ASA leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with ASA personnel. Other airlines, including Delta, provide ticket handling and/or ground support services for ASA in 84 of 123 airports ASA serves.

Our management deems SkyWest Airlines’ and ASA’s current facilities as being suitable and necessary to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2005, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. The most significant of these matters is summarized below:

Securities and Exchange Commission

Effective January 1, 2002, we changed our method of accounting for CRJ200 engine overhaul expenses. In connection with the change in accounting method, we restated our financial statements for the year ended December 31, 2001 and the first and second quarters of the year ended December 31, 2002. The restated financial information, together with a discussion of the change in accounting method, was presented in Amendment No. 1 on our Form 10-K/A for the year ended December 31, 2001 and Amendments No. 1 on our Forms 10-Q/A for the quarters ended June 30, 2002 and June 30, 2002. The staff of the SEC is currently conducting an investigation of the facts pertaining to the change in our accounting method and other changes presented in the restatement of our financial statements. We do not believe that any of the matters under investigation constitute a violation of law. In June 2005, after extensive discussions with the SEC staff, we presented to the SEC an offer to enter into a cease and desist order pursuant to which we would agree not to violate federal securities laws in the future. The SEC is currently evaluating our proposal; however, there can be no assurance that our offer will be accepted. We continue to cooperate with the SEC in an effort to resolve the investigation.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock is traded on The Nasdaq National Market under the symbol “SKYW.” At March 10, 2006, there were approximately 1,158 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2005		2004
Quarter	High	Low	High	Low
First	$20.30	$16.05	$20.51	$17.11
Second	19.76	17.35	19.91	16.00
Third	26.82	18.08	16.88	13.07
Fourth	32.84	26.25	20.35	14.49

The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During 2005 and 2004, our Board of Directors declared regular quarterly dividends of $0.03 per share. On November 2, 2005, our  Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable to stockholders of record on December 31, 2005 and paid the dividend on January 6, 2006.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	6,301,002	$18.38	1,794,562
Equity compensation plans not approved by security holders	—	—	2,500,000

(1)          Consists of our Executive Stock Incentive Plan and our All Share Stock Option Plan. See Note 5 to our Consolidated Financial Statements for the fiscal year ended December 31, 2005, included in Item 8 of this Report, for additional information regarding these plans.

Sales of Unregistered Securities

During the quarter ended December 31, 2005, we discovered that we had issued an aggregate of 2,329,606 shares of common stock to certain of our employees participating in our Employee Stock Purchase Plan. After giving effect to stock splits occurring on June 8, 1998 and December 15, 2000, the number of shares of common stock which we were authorized to sell under our Employee Stock Purchase Plan, and with respect to which we had filed a Registration Statement on Form S-8, was 2,000,000. Accordingly, we concluded that the issuance of 329,606 shares of our common stock was not registered under the Act.

Of the shares sold in excess of the Employee Stock Purchase Plan’s authorized limit, 154,126 shares were sold on January 4, 2005 at a price of $14.35 per share and 175,480 shares were sold on July 5, 2005 at a price of $15.45 per share. Pursuant to the provisions of the Employee Stock Purchase Plan, the amounts paid by the participating employees for the shares were withheld as payroll deductions from compensation we would have otherwise paid to such employees during the six-month period preceding the month of each sale.

ITEM 6.                SELECTED FINANCIAL AND OPERATING DATA

The following selected financial and operating data of should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2005(2)	2004	2003	2002	2001
Operating revenues	$1,964,048	$1,156,044	$888,026	$774,447	$601,865
Operating income	220,408	144,776	108,480	119,555	65,564
Income before cumulative effect of change in accounting principle	112,267	81,952	66,787	78,277	50,516
Net income	112,267	81,952	66,787	86,866	50,516
Net income per common share:
Basic	$1.94	$1.42	$1.16	$1.52	$0.90
Diluted	1.90	1.40	1.15	1.51	0.88
Weighted average shares:
Basic	57,851	57,858	57,745	57,229	56,365
Diluted	58,933	58,350	58,127	57,551	57,237
Total assets	$3,320,646	$1,662,287	$1,529,210	$999,384	$831,566
Current assets	693,632	712,337	670,368	513,233	386,556
Current liabilities	615,917	170,467	151,959	121,388	115,738
Long-term debt, net of current maturities	1,422,758	463,233	462,773	125,379	113,688
Stockholders’ equity	913,198	779,055	709,063	638,686	545,840
Return on average equity(1)	13.2%	11.0%	9.9%	14.7%	9.8%

(1)          Calculated by dividing net income by the average of beginning and ending stockholders’ equity for the year.

(2)          On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash. We paid $5.3 million of transaction fees and ASA assumed approximately $1.25 billion in long-term debt and related assets. Our 2005 consolidated operating revenues contain 114 days of additional revenue generated by the ASA acquisition.

Selected Operating Data

	Year Ended December 31,
	2005		2004		2003		2002		2001
Block hours	866,975		589,129		482,158		405,007		356,370
Departures	623,307		464,697		395,631		351,631		333,383
Passengers carried	20,343,975		13,424,520		10,738,691		8,388,935		6,229,867
Revenue passenger miles (000)	9,538,906		5,546,069		4,222,669		2,990,753		1,732,180
Available seat miles (000)	12,718,973		7,546,318		5,875,029		4,356,053		2,837,278
Load factor	75.0%		73.5%		71.9%		68.7%		61.1%
Break-even load factor	68.6%		65.5%		63.9%		58.4%		54.4%
Yield per revenue passenger mile	20.3	¢	20.5	¢	20.9	¢	25.7	¢	34.4	¢
Revenue per available seat mile	15.4	¢	15.3	¢	15.1	¢	17.8	¢	21.2	¢
Cost per available seat mile	14.1	¢	13.6	¢	13.4	¢	15.1	¢	18.9	¢
Average passenger trip length	469		413		393		356		278
Number of operating aircraft at end of year	380		206		185		149		131

Quarterly Financial Data

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)	Year
Operating revenues (000)	$340,292	$384,043	$497,349	$742,364	$1,964,048
Operating income (000)	34,446	44,596	55,994	85,372	220,408
Net income (000)	18,765	24,757	30,060	38,685	112,267
Net income per common share:
Basic	$0.33	$0.43	$0.52	$0.66	$1.94
Diluted	0.32	0.42	0.51	0.64	1.90
Weighted average common shares:
Basic	57,668	57,671	57,846	58,218	57,851
Diluted	58,197	58,323	59,016	60,197	58,933

(1)          On September 7, 2005, we completed the acquisition of ASA and our fourth quarter  operating revenues contain 114 days of additional revenue generated by the ASA acquisition.

The following terms used in this section and elsewhere in this Report have the meanings indicated below:

“Revenue passenger miles” represents the number of miles flown by revenue passengers.

“Available seat miles” represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Load factor” represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

“Breakeven load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

“Yield per passenger mile” represents the average amount one passenger pays to fly one mile.

“Passenger revenue per available seat mile” represents passenger revenue divided by available seat miles.

“Operating cost per available seat mile” represents operating expenses plus interest divided by available seat miles.

Item 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2005, 2004 and 2003. Also discussed is our financial position as of the end of December 31, 2005 and 2004. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled ‘‘Cautionary Statement Concerning Forward-Looking Statements’’ and “Item 1A. Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines and ASA, we operate the largest regional airline in the United States. As of December 31, 2005, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,400 total daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, we provide ground handling services for approximately ten other airlines throughout our system. As of December 31, 2005, our consolidated fleet consisted of 229 CRJ200s (66 assigned to United and 163 assigned to Delta, including ten CRJ100s which have been upgraded to conform to the manufacturer’s specifications for CRJ200s) 77 CRJ700s (42 assigned to United and 35 assigned to Delta), 62 Brasilia turboprops (48 assigned to United and 14 assigned to Delta), and 12 ATR-72 turboprops (all assigned to Delta). We believes our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the month ended December 31, 2005, approximately 59.9% of our aggregate capacity was operated under the Delta code and approximately 40.1% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest Airlines expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest Airlines re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of December 31, 2005, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, and a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating more than 1,500 total daily flights.  In April 2003, SkyWest Airlines signed an agreement with Continental to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003. The Continental flying represented only approximately 1.5% of our “available seat miles” or “ASMs” during 2004, and generated less than 1.0% of our 2005 operating income. In January 2005, we announced the mutual decision with Continental to end SkyWest Airlines’ operations as a Continental Connection carrier and we completed the phase-out process on July 1, 2005.

On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash. Additionally, as part of the purchase, we paid $5.3 million of transaction fees and ASA assumed approximately $1.25 billion in long-term debt. In addition, we returned to Delta $50 million in deposits that Delta had previously paid on future ASA aircraft deliveries. We believe the combination of SkyWest Airlines and ASA presents our company with new opportunities for growth through our two geographically-focused regional airline platforms—SkyWest Airlines in the Western United States and ASA in the Eastern United States. We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub. In connection with the ASA acquisition, we have established new, separate, but substantially similar, long-term fixed-fee

Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained control of 26 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has committed to provide to us opportunities to utilize 28 additional regional jets in our fleet by the end of 2007. Delta has also agreed that, starting in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati/Northern Kentucky and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 850 daily flights, all in the Delta Connection system.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. Since August 1, 2003, substantially all of our flights have been contract flights. For the year ended December 31, 2005, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while approximately 92% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining nine percent flown under pro-rate arrangements.

In September 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Prior to the date of Delta’s bankruptcy filing, each of SkyWest Airlines and ASA entered into an amended Delta Connection Agreement which provides for a 15-year term, subject to certain termination and extension rights. Delta received all necessary approvals from the U.S. Bankruptcy Court and the Delta Connection Agreements were assumed by Delta on October 6, 2005. Under the terms of its Delta Connection Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis, is reimbursed for fuel and other direct costs, and is paid a margin based on completed block hours. Under its Delta Connection Agreement, ASA is compensated primarily on a fee-per-completed-block-hour basis, is directly reimbursed for fuel and other costs, and is paid a margin based on performance incentives. Notwithstanding the assumption by Delta of the Delta Connection Agreements, Delta’s bankruptcy filing could still lead to many other unforeseen expenses, risks and uncertainties for SkyWest Airlines, ASA or both.

Although Delta has reported that it intends to reorganize and emerge from its ongoing Chapter 11 bankruptcy proceeding, it could convert its reorganization proceeding to a liquidation proceeding under the U.S. Bankruptcy Code or liquidate some or all of its assets through one or more transactions with third parties. Such events could jeopardize our Delta Connection operations, leave us unable to efficiently utilize the additional aircraft which we are currently obligated to purchase, or result in other outcomes which could have a material adverse effect on our operating results or financial condition.

Although a plan of reorganization has been confirmed in United’s bankruptcy proceedings, which became effective on February 1, 2006 (subject to pending appeals), there is no assurance that United’s plan will ultimately succeed. Among other uncertainties, United’s order of confirmation is subject to pending appeals. There is no assurance that United will be able to operate successfully under the terms of its plan. In the event United is not able to perform successfully under the terms of its plan, our United Express operations could be jeopardized, which could have a material adverse effect on our operating results or financial condition.

On February 4, 2005, we announced that SkyWest had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest had placed a firm order for these CRJ700s with Bombardier. Deliveries of these aircraft began in the third quarter of 2005 and we expect these deliveries to be completed by the first quarter of 2006. Our total firm aircraft orders and commitments, as of December 31, 2005, consisted of orders for 15 CRJ700s, 17 CRJ900s and commitments to lease six CRJ200’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations is estimated to be approximately $838 million through April 2007. Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations. We presently anticipate that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2005, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets and intangibles as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

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

Maintenance

We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed, thus substantially reducing significant estimates and judgments inherent under the accrual method. We use the “deferral method” of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s. Under the terms of the agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

Aircraft Leases

The majority of SkyWest Airlines’ aircraft are leased from third parties, while ASA’s aircraft are primarily debt-financed on a long-term basis. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our condensed consolidated balance sheet.

Impairment of Long-Lived and Intangible Assets

As of December 31, 2005, we had approximately $2.6 billion of property and equipment and related assets. Additionally, as of December 31, 2005, we had approximately $33.0 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.0 million relating to the acquisition of ASA. The intangiblel is being amortized over fifteen years under the strait-line method. As of December 31, 2005, we had recorded $718,000 in amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2005. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

2005 Compared to 2004

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Year ended December 31,
	2005		2004		% Change
Passengers carried	20,343,975		13,424,520		51.5
Revenue passenger miles (000)	9,538,906		5,546,069		72.0
Available seat miles (000)	12,718,973		7,546,318		68.5
Passenger load factor	75.0%		73.5%		1.5 pts
Passenger breakeven load factor	68.6%		65.5%		3.1 pts
Yield per revenue passenger mile	20.3	¢	20.5	¢	(1.0)
Revenue per available seat mile	15.4	¢	15.3	¢	0.7
Cost per available seat mile	14.1	¢	13.6	¢	3.7
Fuel cost per available seat mile	4.6	¢	3.3	¢	39.4
Average passenger trip length (miles)	469		413		13.6

Our total ASMs generated during the year ended December 31, 2005 increased 68.5% from the year ended December 31, 2004. The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, including our acquisition of ASA, from 206 aircraft as of December 31, 2004, to 380 aircraft as of December 31, 2005. On the date we acquired ASA, ASA’s fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs). In addition to the aircraft acquired in connection with the acquisition of ASA, we took delivery of 30 CRJ 700s and two CRJ200s during the year ended December 31, 2005.

Net Income.   Net income increased to $112.3 million, or $1.90 per diluted share, for the year ended December 31, 2005, compared to $81.9 million, or $1.40 per diluted share, for the year ended December 31, 2004. Factors relating to the change in net income are discussed below.

Operating revenues increased 69.9% for the year ended December 31, 2005, compared to the year ended December 31, 2004. The increase in total operating revenues was primarily due to the acquisition of ASA. Airline operating and interest expenses, excluding fuel charges, per ASM decreased 7.8% to 9.5¢ for the year ended December 31, 2005, from 10.3¢ for the year ended December 31, 2004. The primary reason for the decrease was the increased capacity of our regional jet aircraft and the increase in stage lengths flown by our regional jet aircraft.

Passenger Revenues.   Passenger revenues, which represented 98.7% of consolidated operating revenues for the year ended December 31, 2005, increased 70.1% to $1.94 billion for the year ended December 31, 2005, from $1.14 billion, or 98.6% of consolidated operating revenues, for the year ended December 31, 2004. Our passenger revenues, excluding fuel reimbursements from major partners, increased 51.9% for the year ended December 31, 2005. The increase in passenger revenues excluding fuel was primarily due to a 68.5% increase in ASMs, principally as a result of our increase in operating aircraft to 380 aircraft as of December 31, 2005, from 206 aircraft as of December 31, 2004. Revenue per ASM increased 0.7% to 15.4¢, from 15.3¢ for the year ended December 31, 2004, primarily due to an increase in fuel reimbursements from our major partners. Passenger revenues include an amount designed to reimburse us for aircraft ownership costs. The amount deemed to be rental income for the year ended 2005 was $308.3 million.

Passenger Load Factor.   Passenger load factor increased to 75.0% for the year ended December 31, 2005, from 73.5% for the year ended December 31, 2004. The increase in load factor was due primarily to the further development of our relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets. Additionally, we are experiencing higher passenger acceptance of our regional jet aircraft.

Ground Handling and Other Revenue.   Total ground handling revenue for the year ended December 31, 2005 increased approximately 55.5% from the same period of 2004. The increase was primarily related to contracts with our major partners, whereby, SkyWest performs the ground handling for other regional airlines.

Total Airline Expenses Excluding Fuel.   Total airline expenses for the year ended December 31, 2005, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 55.2% from the same period of 2004. The increase was primarily a result of a 68.5% increase in ASMs (which resulted principally from the acquisition of ASA). Total operating expenses for the year ended December 31, 2005 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by the regional jets.

Operating and Interest Expenses.   Operating and interest expenses increased 74.5% to $1.80 billion for the year ended December 31, 2005, compared to $1.03 billion for the year ended December 31, 2004. The increase in total operating and interest expenses was due principally to the acquisition of ASA. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 91.5% for the year ended December 31, 2005, from 89.1% for the year ended December 31, 2004. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year.

The following tables set forth information regarding our operating expense components for the years ended December 31, 2005 and 2004. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Year ended December 31,
	2005			2004
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$434,218	22.1	3.4	$282,676	24.5	3.8
Aircraft costs	325,771	16.6	2.6	222,837	19.3	3.0
Maintenance	129,626	6.6	1.0	77,514	6.7	1.0
Fuel	590,776	30.1	4.6	252,556	21.8	3.3
Other airline expenses	263,248	13.4	2.1	175,686	15.2	2.3
Interest	53,331	2.7	0.4	18,239	1.6	0.2
Total airline expenses	$1,796,970		14.1	$1,029,508		13.6

The cost per ASM of salaries, wages and employee benefits decreased to 3.4¢ for the year ended December 31, 2005, compared to 3.8¢ for the year ended December 31, 2004. The average number of full-time equivalent employees increased 97.2% to 13,304 for the year ended December 31, 2005 from 6,747 for the year ended December 31, 2004. The increase in number of employees was due, in large part, to the acquisition of ASA and addition of personnel required for the new regional jet flying and ground handling operations within our United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.6¢ for the year ended December 31, 2005, from 3.0¢ for the year ended December 31, 2004. The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of thirty CRJ700s, which have a lower operating cost per ASM than our existing CRJ200 and turboprop fleets.

The cost per ASM for maintenance expense remained constant at 1.0¢ for the year ended December 31, 2005, and December 31, 2004. Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the change to a direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2005, we collected and recorded as revenue $25.2 million (pretax) under the United Express Agreement, with no material offset to CRJ200 engine maintenance overhauls. Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our Condensed Consolidated Statements of Income set forth in Item 8 below.

The cost per ASM for fuel increased 39.4% to 4.6¢ for the year ended December 31, 2005, from 3.3¢ for the year ended December 31, 2004. This increase was primarily due to the average price of fuel increasing to $2.05 per gallon during the year ended December 31, 2005, from $1.45 per gallon for the year ended December 31, 2004.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 8.7% to 2.1¢ for the year ended December 31, 2005, from 2.3¢ for the year ended December 31, 2004. The decrease was primarily related to the increase in stage lengths flown by our regional jets.

Interest expense increased to approximately $53.3 million during the year ended December 31, 2005, from approximately $18.2 million during the year ended December 31, 2004. The increase in interest expense was primarily due to the acquisition of ASA’s aircraft which are primarily financed with long-term debt.

2004 Compared to 2003

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

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

The total ASMs we generated during the year ended December 31, 2004 increased 28.4% from the year ended December 31, 2003. The increase in ASMs was primarily a result of the increase in our operating aircraft to 206 aircraft as of December 31, 2004, from 185 aircraft as of December 31, 2003. During the year ended December 31, 2004, we took delivery of 12 new CRJ200s, four used CRJ200s with an average age of less than one year and 12 new CRJ700s.

Net Income.   Net income increased to $81.9 million, or $1.40 per diluted share, for the year ended December 31, 2004, compared to $66.8 million, or $1.15 per diluted share, for the year ended December 31, 2003. Factors relating to the change in net income are discussed below.

Passenger Revenues.   Passenger revenues include an amount designed to reimburse us for aircraft ownership cost. The amount deemed to be rental income for the year ended 2004 was $187.0 million. Passenger revenues, which represented 98.6% of consolidated operating revenues for the year ended December 31, 2004, increased 29.2% to $1.14 billion for the year ended December 31, 2004, from $882.1 million, or 99.3% of consolidated operating revenues, for the year ended December 31, 2003. Passenger revenues, excluding fuel reimbursements from major partners, increased 21.1% for the year ended December 31, 2004. The increase in passenger revenues excluding fuel was primarily due to a 28.4% increase in ASMs, principally as a result of us increasing our operating aircraft to 206 aircraft as of December 31, 2004, from 185 aircraft as of December 31, 2003; however, this increase was partially offset by the economic efficiencies of flying new, incremental regional jet aircraft. These efficiencies are passed on to our major partners through the rates contemplated by their respective contracts. Twelve CRJ700s and twelve additional CRJ200s were placed into service under our United Express operations during the year ended December 31, 2004. Revenue per ASM increased 1.3% to 15.3¢, from 15.1¢ for the year ended December 31, 2003, primarily due to an increase in fuel reimbursements from major partners.

Passenger Load Factor.   Passenger load factor increased to 73.5% for the year ended December 31, 2004, from 71.9% for the year ended December 31, 2003. The increase in load factor was due primarily to the further development of our relationships with United and Delta whereby SkyWest supplements mainline service in previously established and developed markets. Additionally, we are experiencing higher passenger acceptance of our regional jet aircraft.

Total Airline Expenses Excluding Fuel.   Total airline expenses for the year ended December 31, 2004, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 21.4% from the same period of 2003. The increase was primarily a result of a 28.4% increase in ASMs (which resulted principally from the expansion of SkyWest’s regional jet fleet from 2003). Total operating expenses for the year ended December 31, 2004 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by the regional jets.

Operating and Interest Expenses.   Operating and interest expenses increased 30.4% to $1.03 billion for the year ended December 31, 2004, compared to $789.4 million for the year ended December 31, 2003. The increase in total operating and interest expenses was due principally to the growth in our regional jet fleet from 2003. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 89.1% for the year ended December 31, 2004, from 88.9% for the year ended December 31, 2003. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year.

Operating revenues increased 30.2% for the year ended December 31, 2004, compared to the year ended December 31, 2003, while total operating and interest expenses increased 30.4% over the same period. The increase in total operating revenues was primarily due to the growth in SkyWest’s regional jet fleet from 2003. Airline operating and interest expenses, excluding fuel charges, per ASM decreased 5.5% to 10.3¢ for the year ended December 31, 2004, from 10.9¢ for the year ended December 31, 2003. The primary reason for the decrease was the increased capacity of our regional jet aircraft and the increase in stage lengths flown by our regional jet aircraft.

The following tables set forth information regarding our operating expense components for the years ended December 31, 2004 and 2003. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

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

The cost per ASM of salaries, wages and employee benefits remained constant at 3.8¢ for the year ended December 31, 2004 and December 31, 2003. The average number of full-time equivalent employees increased 28.3% to 6,747 for the year ended December 31, 2004 from 5,257 for the year ended December 31, 2003. The increase in number of employees was due, in large part, to the addition of personnel required for the new regional jet flying and ground handling operations within our United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 3.0¢ for the year ended December 31, 2004, from 3.4¢ for the year ended December 31, 2003. The decrease in cost per ASM was primarily due to the addition of twelve CRJ700s, which have a lower operating cost per ASM than our existing aircraft. Additionally, the decrease was due, in part, to our changing the estimate on depreciable lives of rotable spares from five years to ten years effective January 2004. This change in estimate increased our pretax income by $11,455,000 for the year ended December 31, 2004. The impact of this change on costs per ASM for the year ended December 31, 2004 was 0.002¢ and the remaining decrease was primarily due to the increase in the number of regional jets that were added to our fleet during 2004.

The cost per ASM for maintenance expense increased to 1.0¢ for the year ended December 31, 2004, from 0.9¢ the year ended December 31, 2003. The increase in cost per ASM was primarily due to the timing of certain maintenance events. Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the change to a direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2004 we collected and recorded as revenue $23.3 million (pretax) under the United Express Agreement, with no corresponding offset for CRJ200 engine maintenance overhauls since none were incurred. Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our Condensed Consolidated Statements of Income set forth in Item 8 below.

The cost per ASM for fuel increased to 3.3¢ for the year ended December 31, 2004, from 2.5¢ for the year ended December 31, 2003. This increase was primarily due to the average price of fuel increasing to $1.45 per gallon during the year ended December 31, 2004, from $1.12 per gallon for the year ended December 31, 2003.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 11.5% to 2.3¢ for the year ended December 31, 2004, from 2.6¢ for the year ended December 31, 2003. The decrease was primarily related to our elimination of certain reservation and distribution costs which were previously associated with the United Express Agreement that are now handled directly by United, along with the increase in stage lengths flown by our regional jets.

Interest expense increased to approximately $18.2 million during the year ended December 31, 2004, from approximately $9.9 million during the year ended December 31, 2003. The increase in interest expense was primarily due to the long-debt financing of the new regional jets we acquired.

Liquidity and Capital Resources

We had working capital of $77.7 million and a current ratio of 1.1:1 at December 31, 2005, compared to working capital of $536.5 million and a current ratio of 4.1:1 at December 31, 2004. The decrease was principally caused by the use of cash to fund the acquisition of ASA. The principal sources of cash during the year ended December 31, 2005 were $267.5 million in net proceeds from the sale and purchase of marketable securities, $207.5 million provided by operating activities, $141.0 million of proceeds from the issuance of long-term debt, $90.0 million of proceeds from draws under new and existing lines of credit, $36.4 million from returns on aircraft deposits, $11.7 million from proceeds from the sale of leased aircraft, and $21.8 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $6.2 million sale of other assets and $4.0 million of proceeds from the sale of owned aircraft. During the year ended December 31, 2005, we paid net of cash acquired from ASA $371.9 million as the purchase price for ASA. We invested $214.2 million in flight equipment, $101.4 million in deposits for aircraft, and $12.7 million in buildings and ground equipment. We made principal payments on long-term debt of $51.3 million and paid $7.0 million in cash dividends. These factors resulted in a $27.6 million increase in cash and cash equivalents during the year ended December 31, 2005.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $159 million at December 31, 2005, compared to $427.5 million at December 31, 2004. The decrease in marketable securities was due primarily to the $421.3 million in purchase price, $5.3 million in transaction fees and $50 million in returns of aircraft deposits we paid to Delta in connection with our acquisition of ASA on September 7, 2005.

At December 31, 2005, our total capital mix was 39.1% equity and 60.9% debt, compared to 62.7% equity and 37.3% debt at December 31, 2004. The change in the total capital mix during 2005 was primarily due to our acquisition of ASA on September 7, 2005.

During 2005, SkyWest increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of December 31, 2005, SkyWest Airlines had borrowed $30.0 million under the facility. The facility, expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%, which was a net rate of 7% on December 31, 2005.

Additionally, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million. The facility expires on March 21, 2006, with interest payable on a floating basis which was 6.87% at December 31, 2005. The borrowings under this facility are secured by four CRJ200s. The amounts borrowed under both arrangements were utilized for general corporate purposes and we intend to pay this back from cash generated through operations.

As of December 31, 2005, we had $34.6 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

On December 31, 2005, we classified $24.8 million as restricted cash, related to our workers compensation policies and the purchase of ASA. On December 31, 2004, we classified $9.2 million as restricted cash as required by our workers compensation policy.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	2006	2007	2008	2009	2010	Thereafter
Firm aircraft Commitments	$838,000	$618,000	$220,000	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,234,082	302,110	277,398	253,556	268,844	262,396	1,869,778
Principal maturities on long-term debt	1,753,901	331,145	98,752	102,696	106,925	111,332	1,003,051
Lines of Credit	90,000	60,000	30,000	—	—	—	—
Total commitments and obligations	$5,915,983	$1,311,255	$626,150	$356,252	$375,769	$373,728	$2,872,829

Purchase Commitments and Options

On February 4, 2005, we announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier. Deliveries of these aircraft began in the third quarter of 2005 and we expect these deliveries to be completed by the first quarter of 2006. Our total firm aircraft orders and commitments as of December 31, 2005, consisted of orders for 15 CRJ700s, 17 CRJ900s and commitments to lease six CRJ200’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations is estimated to be approximately $838 million. Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations. We presently anticipate that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

SkyWest Airlines has not historically funded a substantial portion of its aircraft acquisitions with working capital. Rather, it has generally funded its aircraft acquisitions through a combination of operating leases and debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available, and selected one or more of these methods to fund the acquisition. In the event that alternative financing can not be arranged at the time of delivery, Bombardia has financed aircraft acquisitions until more permanent arrangements can be made. Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

At present, we intend to satisfy our 2006 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2005, we had 247 aircraft under lease with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at December 31, 2005. Assuming a 7.0% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at December 31, 2005.

As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. See Note 4 to our consolidated financial statements set forth in Item 8 of this Report.

Long-term Debt Obligations

Our total long-term debt at December 31, 2005 was $1,753.9 million, of which $1,746.5 million related to the acquisition of Brasilia turboprop, CRJ200 and CRJ700 aircraft and $7.4 million related to our corporate office building. The average effective rate on the debt related to the Brasilia turboprop and CRJ200 aircraft was approximately 5.7% at December 31, 2005. Approximately, $256.7 million of our current portion of long-term debt is expected to be refinanced into permanent long-term financing within the next year.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

New Accounting Standard

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation(“SFAS 123”), we currently account for share-based payments to employees using intrinsic value method set forth in APB Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognize no compensation cost for employee stock options. We have determined that we will adopt SFAS 123 using the modified prospective method. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment (“Statement 123(R)”), which revises SFAS No. 123 and supersedes APB Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations based on their fair values. We will be required to adopt Statement 123(R) effective January 1, 2006.

The adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on our future results of operations, although it is not anticipated to have a significant impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements set forth in Item 8 of this Report. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (primarily because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7,509,000, $442,000 and $129,000 in 2005, 2004, and 2003, respectively.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United will bear the economic risk of fuel price fluctuations on our United Express flights. On our Delta Connection regional jet flights, Delta will bear the economic risk of fuel price fluctuations. On the majority of our Delta Connection routes flown using Brasilia turboprops, we will bear the economic risk of fuel fluctuations. At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2005, we had variable rate notes representing 74.7% of our total long-term debt compared to 73.1% of our long-term debt at December 31, 2004. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $6,701,000 in interest expense and received $4,895,000 in additional interest income for the year ended December 31, 2005 and we would have incurred an additional $3,746,000 in interest expense and received $4,868,000 in additional interest income for the year ended December 31, 2004.

We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta and United, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.

The Company has an interest rate swap agreement to manage its exposure on the debt instrument related to the Company’s headquarters. The Company’s policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet. In accordance with provisions of SFAS No. 133, the Company recorded a $344,000 and $691,000 liability at December 31, 2005 and 2004 respectively, in the accompanying consolidated balance sheets representing the fair value of the outstanding interest rate swap agreement. The Company decreased interest expense by $347,000 and $209,000 during the years ended December 31, 2005 and 2004, respectively, relating to adjustments to the fair value and of the derivatives.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkyWest, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2006

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	December 31, 2005	December 31, 2004
CURRENT ASSETS:
Cash and cash equivalents	$140,614	$113,020
Marketable securities	159,054	427,517
Restricted cash	24,823	9,160
Income tax receivable	12,534	8,999
Receivables, net	28,267	27,964
Inventories	68,611	33,922
Prepaid aircraft rents	178,762	61,550
Deferred tax assets	41,012	11,869
Other current assets	39,955	18,336
Total current assets	693,632	712,337
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	2,727,595	1,095,363
Deposits on aircraft	90,235	66,346
Buildings and ground equipment	150,426	100,268
	2,968,256	1,261,977
Less—accumulated depreciation and amortization	(415,734)	(329,430)
Total property and equipment, net	2,552,522	932,547
OTHER ASSETS
Intangible assets, net	33,043	—
Other assets	41,449	17,403
Total other assets	74,492	17,403
Total assets	$3,320,646	$1,662,287

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2005	2004
CURRENT LIABILITIES:
Current maturities of long-term debt	$331,145	$32,585
Accounts payable	95,283	57,130
Line of credit	60,000	—
Accrued salaries, wages and benefits	53,105	30,094
Accrued aircraft rents	26,279	30,320
Taxes other than income taxes	18,224	8,465
Other current liabilities	31,881	11,873
Total current liabilities	615,917	170,467
OTHER LONG TERM LIABILITIES	33,829	5,364
LONG TERM LINE OF CREDIT	30,000	—
LONG-TERM DEBT, net of current maturities	1,422,758	463,233
DEFERRED INCOME TAXES PAYABLE	225,068	189,215
DEFERRED AIRCRAFT CREDITS	79,876	54,953
COMMITMENTS AND CONTINGENCES (Note 4)	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 65,509,631 and 64,442,958 shares issued, respectively	364,535	335,241
Retained earnings	582,620	477,424
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss (Note 1)	(1,406)	(1,059)
Total Stockholders’ Equity	913,198	779,055
Total liabilities and stockholders’ equity	$3,320,646	$1,662,287

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
OPERATING REVENUES:
Passenger	$1,938,450	$1,139,580	$882,062
Ground handling and other	25,598	16,464	5,964
Total operating revenues	1,964,048	1,156,044	888,026
OPERATING EXPENSES:
Flying operations	1,079,292	577,492	417,801
Customer service	271,746	180,578	139,125
Maintenance	186,675	113,537	83,829
Depreciation and amortization	115,275	76,817	74,419
General and administrative	90,652	62,844	64,372
Total operating expenses	1,743,640	1,011,268	779,546
OPERATING INCOME	220,408	144,776	108,480
OTHER INCOME (EXPENSE):
Interest income	12,943	10,050	10,492
Interest expense	(53,330)	(18,239)	(9,891)
Gain on sale of property and equipment	175	—	406
Loss on sale of marketable securities	(570)	—	—
Total other income (expense), net	(40,782)	(8,189)	1,007
INCOME BEFORE INCOME TAXES	179,626	136,587	109,487
PROVISION FOR INCOME TAXES	67,359	54,635	42,700
NET INCOME	$112,267	$81,952	$66,787
BASIC EARNINGS PER SHARE	$1.94	$1.42	$1.16
DILUTED EARNINGS PER SHARE	$1.90	$1.40	$1.15
Weighted average common shares:
Basic	57,851	57,858	57,745
Diluted	58,933	58,350	58,127

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

	Common Stock			Treasury Stock		Accumulated Other
			Retained			Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2002	63,335	$320,085	$340,308	(5,898)	$(20,285)	$(1,422)	$638,686
Comprehensive income:
Net income	—	—	66,787	—	—	—	66,787
Net unrealized appreciation on marketable securities net of tax of $813	—	—	—	—	—	1,273	1,273
Total comprehensive income	—	—	—	—	—	—	68,060
Exercise of common stock options	24	309	—	—	—	—	309
Sale of common stock under employee stock purchase plan	533	6,505	—	—	—	—	6,505
Tax benefit from exercise of common stock Options	—	129	—	—	—	—	129
Cash dividends declared ($0.08 per share)	—	—	(4,626)	—	—	—	(4,626)
Balance at December 31, 2003	63,892	$327,028	$402,469	(5,898)	$(20,285)	$(149)	$709,063
Comprehensive income:
Net income	—	—	81,952	—	—	—	81,952
Net unrealized appreciation on marketable securities net of tax of $607	—	—	—	—	—	(910)	(910)
Total comprehensive income	—	—	—	—	—	—	81,042
Exercise of common stock options	208	2,772	—	—	—	—	2,772
Sale of common stock under employee stock purchase plan	343	4,999	—	—	—	—	4,999
Tax benefit from exercise of common stock Options	—	442	—	—	—	—	442
Treasury stock purchases	—	—	—	(896)	(12,266)	—	(12,266)
Cash dividends declared ($0.12 per share)	—	—	(6,997)	—	—	—	(6,997)
Balance at December 31, 2004	64,443	$335,241	$477,424	(6,794)	$(32,551)	$(1,059)	$779,055
Comprehensive income:
Net income	—	—	112,267	—	—	—	112,267
Net unrealized depreciation on marketable securities net of tax of $219	—	—	—	—	—	(347)	(347)
Total comprehensive income	—	—	—	—	—	—	111,920
Exercise of common stock options	892	19,073	—	—	—	—	19,073
Sale of common stock under employee stock purchase plan	175	2,712	—	—	—	—	2,712
Tax benefit from exercise of common stock Options	—	7,509	—	—	—	—	7,509
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	(7,071)	—	—	—	(7,071)
Balance at December 31, 2005	65,510	$364,535	$582,620	(6,794)	$(32,551)	$(1,406)	$913,198

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,267	$81,952	$66,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	115,275	76,817	74,419
Maintenance expense related to disposition of rotable spares	—	—	834
(Gain) loss on sale of property and equipment	(175)	—	406
Loss on sale of marketable securities	570	—	—
Decrease in allowance for doubtful accounts	(5)	(34)	(664)
Net increase in deferred income taxes	17,958	29,598	91,085
Tax benefit from exercise of common stock options	7,509	442	129
Deferred aircraft credits, net of accretion	24,923	4,444	22,751
Changes in operating assets and liabilities:
Increase in restricted cash	(14,524)	—	(9,160)
Decrease (increase) in receivables	7,895	(15,738)	14,813
Decrease (increase) in income tax receivable	(9,522)	53,909	(62,908)
Decrease (increase) in inventories	(8,355)	(7,842)	953
Decrease (increase) in other current assets and prepaid aircraft rents	(49,356)	1,750	(53,917)
Increase (decrease) in accounts payable and accrued aircraft rents	(6,638)	13,921	5,641
Increase in other current liabilities	9,712	7,647	6,574
NET CASH PROVIDED BY OPERATING ACTIVITIES	207,534	246,866	157,743
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(332,269)	(499,265)	(417,675)
Sales of marketable securities	599,815	429,665	354,585
Purchase of ASA, net of cash acquired	(371,912)	—	—
Proceeds from the sale of aircraft	4,013	—	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(214,164)	(134,627)	(694,906)
Deposits on aircraft	(101,345)	(58,730)	(38,069)
Buildings and ground equipment	(12,745)	(18,917)	(7,531)
Decrease (increase) in other assets	6,154	(3,447)	(8,094)
NET CASH USED IN INVESTING ACTIVITIES	(422,453)	(285,321)	(811,690)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	140,980	34,450	625,114
Proceeds from sale-lease-back of aircraft	11,734	—	33,731
Principal payments on long-term debt	(51,331)	(32,282)	(25,650)
Return of deposits on aircraft and rotable spare parts	36,384	47,796	—
Proceeds from issuance of line of credit	90,000	—	—
Net proceeds from issuance of common stock	21,785	7,771	6,814
Purchase of treasury stock	—	(12,266)	—
Payment of cash dividends	(7,039)	(6,401)	(4,615)
NET CASH USED IN FINANCING ACTIVITIES	242,513	39,068	635,394
Increase(decrease) in cash and cash equivalents	27,594	613	(18,553)
Cash and cash equivalents at beginning of year	113,020	112,407	130,960
CASH AND CASH EQUIVALENTS AT END OF YEAR	$140,614	$113,020	$112,407
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$53,720	$21,108	$13,761
Income taxes	$54,247	$5,103	$11,188
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$22,043	$3,088	$90,920
Debt transferred to operating lease	$55,375	$—	$243,725
Deposits applied as lease payments	$36,982	$—	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

(1)          Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), operates the largest regional airline in the United States. As of December 31, 2005, SkyWest and ASA offered scheduled passenger and air freight service with approximately 2,400 total daily departures to 218 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for approximately ten other airlines throughout its system. As of December 31, 2005, the Company’s fleet consisted of 229 40- and 50-seat Bombardier CRJ200 Regional Jet aircraft (“CRJ200s”) (66 assigned to United Air Lines, Inc. (“United”), 163 assigned to Delta Air Lines, Inc. (“Delta”) 77 70-seat Bombardier CRJ 700 Regional Jet aircraft (“CRJ700s”) (42 assigned to United and 35 assigned to Delta), 62 Embraer Brasilia EMB-120 turboprops (“Brasilia Turboprops”) (48 assigned to United and 14 assigned to Delta), and 12 Avions de Transport 72-210 (“ATR-72 turboprops”) (all assigned to Delta). For the month ended December 31, 2005, approximately 59.9% of the Company’s capacity was operated under the Delta code and approximately 40.1% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2001, SkyWest Airlines expanded its operations to serve as the Delta Connection in Dallas/Fort Worth. However, effective January 31, 2005, SkyWest Airlines re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of December 31, 2005, SkyWest Airlines operated approximately 1,500 total daily flights as a Delta Connection carrier in Salt Lake City, and a United Express carrier in Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma. SkyWest Airlines believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. In April 2003, SkyWest Airlines signed an agreement with Continental Airlines, Inc. (“Continental”) to supply Continental with regional airline feed into Continental’s Houston hub beginning on July 1, 2003. The Continental flying represented only approximately 1.5% of the Company’s 2004 ASM production and generated less than 1.0% of the Company’s 2005 operating income. In January 2005, the Company announced the mutual decision with Continental to end SkyWest Airlines’ operations as a Continental Connection carrier and the Company completed the phase-out process on July 1, 2005.

On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. The consolidated statements of income reported herein contain 114 days of operations relating to ASA from September 8, 2005 to December 31, 2005.

Pursuant to the terms of the Stock Purchase Agreement entered into between the Company, Delta and ASA Holdings, Inc. (“ASA Holdings”) the Company paid $421.3 million in cash for ASA, plus $5.3 million of transaction fees. Additionally, as part of the purchase, the Company assumed approximately $1,251.3 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,677.9 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati/Northern Kentucky and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 850 daily flights, all in the Delta Connection system.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of SkyWest, Inc. and its wholly-owned subsidiaries, SkyWest Airlines and ASA, with all inter-company transactions and balances having been eliminated.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $24.8 and $9.2 million of cash as restricted cash as required by the Company’s workers’ compensation policy, purchase of ASA and  classified it accordingly in the consolidated balance sheets as of December 31, 2005 and 2004, respectively.

Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in gain(loss) on sale of marketable securities. The Company’s position in marketable securities as of December 31, 2005 and 2004 was as follows (in thousands):

	2005		2004
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$—	$—	$13,016	$13,019
Bond and bond funds	155,192	152,929	276,995	275,292
Corporate notes	—	—	121,926	121,913
Asset backed securities	6,167	6,125	17,283	17,226
Other	—	—	62	67
	161,359	159,054	429,282	427,517
Unrealized depreciation	(2,305)	—	(1,765)	—
Total	$159,054	$159,054	$427,517	$427,517

Marketable securities had the following maturities as of December 31, 2005 (in thousands):

Maturities	Amount
Year 2006	$112,616
Years 2007 through 2010	3,963
Years 2011 through 2015	2,277
Thereafter	40,198

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

	Depreciable	Residual
Assets	Life	Value
Aircraft and rotable spares	10-18 years	0-30%
Ground equipment	5-7 years	0%
Office equipment	5-7 years	0%
Leasehold improvements	15 years	0%
Buildings	20-39.5 years	0%

Impairment of Long Lived and Intangible Assets

As of December 31, 2005, we had approximately $2.6 billion of property and equipment and related assets. Additionally, as of December 31, 2005, we had approximately $33.0 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible asset of approximately $33.0 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the strait-line method. As of December 31, 2005, we had recorded $718,000 in amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2005. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Reclassifications

Certain reclassifications have been made to the December 31, 2004 and 2003 consolidated financial statements to conform to the current year presentation.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits and long-term construction projects and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest costs of approximately $2,833,000, $3,397,000, and $5,084,000, respectively.

Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls where the expense is recorded when the overhaul event occurs. In 2004, the Company entered into an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for engines certain of its CRJ700 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when a contractual obligation exists. The Company uses the “deferral method” of accounting for its Brasilia turboprop engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Passenger and Ground Handling Revenues

Passenger and ground handling revenues are recognized when service is provided. Under the Company’s contract and pro-rate flying agreements with Delta and United, as well as the Company’s prior arrangement with Continental, revenue is considered earned when the flight is completed. In the event that our contractual rates have not been finalized at quarterly or annual financial statement dates, we record revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations.

On September 7, 2005, the Company completed its acquisition of all of the issued and outstanding capital stock of ASA from ASA Holdings, Inc. a subsidiary of Delta. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. In connection with the acquisition of ASA, SkyWest Airlines and ASA entered into Delta Connection Agreements, which became effective September 8, 2005. On September 14, 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. With the approval of the U.S. Bankruptcy Court charged with administration of Delta’s reorganization proceedings, Delta assumed the Delta Connection Agreements on October 6, 2005 (see footnote 2 of the consolidated financial statements).

Each of the Delta Connection Agreements provides for a fifteen-year term, subject to early termination by Delta or SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force major events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the ASA Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreements upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

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

The SkyWest Airlines and ASA Delta Connection Agreements also provide a weekly payment for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the Delta Connection Agreements is rental income, inasmuch as the Delta Connection Agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreement for the years ended December 31, 2005 and 2004 were $139.9 million and $72.5 million, respectively. These amounts were recorded in passenger revenue on the Company’s consolidated statements of income.

Effective July 31, 2003, SkyWest Airlines entered into the United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express operations. The United Express Agreement has received all necessary approvals from the U.S. Bankruptcy Court. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the years ended December 31, 2005 and 2004 were $168.4 and $114.5 million, respectively. These amounts were recorded in passenger revenue on the Company’s consolidated statements of income. The United Express Agreement contains certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

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

Deferred Aircraft Credits

The Company accounts for incentives provided by aircraft manufacturers as deferred credits. The deferred credits related to leased aircraft are amortized on a straight-line basis as a reduction to lease expense over the respective lease term. Credits related to owned aircraft reduce the purchase price of the aircraft, which has the effect of amortizing the credits on a straight-line basis as a reduction in depreciation expense over the life of the related aircraft. The incentives are credits that may be used to purchase spare parts and pay for training and other expenses.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the years ended December 31, 2005, 2004, and 2003, 2,378,000 3,836,000 and 2,735,000 options were excluded from the computation of Diluted EPS respectively.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Numerator for earnings per share	$112,267	$81,952	$66,787
Denominator:
Denominator for basic earnings per-share weighted average shares	57,851	57,858	57,745
Dilution due to stock options	1,082	492	382
Denominator for diluted earnings per-share weighted average shares	58,933	58,350	58,127
Basic earnings per-share	$1.94	$1.42	$1.16
Diluted earnings per-share	$1.90	$1.40	$1.15

Stock Options

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method of the statement which is described more fully in Note 5 below. The Company did not record any stock-based compensation expense related to stock options for the years ended December 31, 2005, 2004 and 2003.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	Year Ended December 31,
	2005	2004	2003
Net income:
As reported	$112,267	$81,952	$66,787
Stock based compensation under fair value method	(4,927)	(6,706)	(7,679)
Pro forma	$107,340	$75,246	$59,108
Net income per common share:
Basic as reported	$1.94	$1.42	$1.16
Basic pro forma	$1.86	$1.30	$1.02
Diluted as reported	$1.90	$1.40	$1.15
Diluted pro forma	$1.82	$1.29	$1.02

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. As of December 31, 2005 and 2004, accumulated other comprehensive loss includes adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $(347,000), $(910,000), and $1,273,000, net of income taxes, on marketable securities for the years ended December 31, 2005, 2004, and 2003 respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders’ equity and comprehensive income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value in the consolidated balance sheets. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximately $1,751.8 million as of December 31, 2005, as compared to the carrying amount of $1,753.9 million. The Company’s fair value of long-term debt as of December 31, 2004 was $495.8 million as compared to the carrying amount of $495.8 million.

SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an Amendment of SFAS 133 and related interpretations require that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company has an interest rate swap agreement to manage its exposure on the debt instrument related to the Company’s headquarters. The Company’s policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet. In accordance with provisions of SFAS No. 133, the Company recorded a $344,000 and $691,000 liability at December 31, 2005 and 2004 respectively, in the accompanying consolidated balance sheets representing the fair value of the outstanding interest rate swap agreement. The Company decreased interest expense by $347,000 and $209,000 during the years ended December 31, 2005 and 2004, respectively, relating to adjustments to the fair value and of the derivatives.

Segment Reporting

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one operating segment in accordance with SFAS No. 131 because the Company’s business consists of scheduled regional airline service.

New Accounting Standard

As contemplated by SFAS Statement 123, Accounting for Stock-Based Compensation (“SFAS 123”), we currently account for share-based payments to employees using intrinsic value method set forth in APB Opinion 25, Accounting for Stock Issued to Employees and, as such, generally recognize no compensation cost for employee stock options. We have determined that we will adopt SFAS 123 using the modified prospective method. On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) (revised 2004), Share-Based Payment (“Statement 123(R)”), which revises SFAS No. 123 and supersedes APB Opinion 25. Generally, the approach in Statement 123(R) is similar to the approach described in SFAS No. 123; however, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as an expense in the statement of operations based on their fair values. We will be required to adopt Statement 123(R) effective January 1, 2006.

The adoption of the fair value method set forth in Statement 123(R) is likely to have a significant impact on our future results of operations, although it is not anticipated to have a significant impact on our overall financial position. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements set forth in Item 8 of this Report. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (primarily because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $7,509,000, $442,000 and  $129,000 in 2005, 2004, and 2003, respectively.

(2) Acquisition of ASA

On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. The consolidated statements of income reported herein contain 114 days of operations relating to ASA from September 8, 2005 to December 31, 2005.

Pursuant to the terms of the Stock Purchase Agreement entered into between the Company, Delta and ASA Holdings, Inc. (“ASA Holdings”) the Company paid $421.3 million in cash for ASA, plus $5.3 million of transaction fees. Additionally, as part of the purchase, the Company assumed approximately $1,251.3 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,677.9 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005.

In connection with the acquisition of ASA, SkyWest Airlines and Delta entered into an Amended and Restated Delta Connection Agreement and ASA and Delta entered into a Second Amended and Restated Delta Connection Agreement whereby SkyWest Airlines and ASA agreed to provide regional airline service in the Delta flight system (See Note 1). Among other provisions, the Delta Connection Agreements provide for the transfer of certain ownership and lease rights among SkyWest Airlines, ASA, Delta and Comair Inc., a wholly-owned subsidiary of Delta (“Comair”). Prior to December 31, 2005, SkyWest Airlines, ASA, Delta and/or Comair, as applicable, terminated two master sublease agreements with respect to ten Bombardier CRJ200s and transferred to Delta ten CRJ200s financed in part by an affiliate of Bombardier, and ASA and Delta entered into a sublease agreement whereby ASA is subleasing the ten CRJ200s from Delta.

The acquisition value of ASA was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on fair market values at the respective purchase date. The following table reflects the allocation of the aggregate purchase (including the attribution of ASA liabilities to the purchase price, since those liabilities remained the obligation of ASA post-closing) to the aggregate assets acquired and liabilities assumed (in thousands):

Current assets, net	$154,057
Property, plant and equipment	1,548,854
Intangible assets	33,762
Other non-current assets	31,937
Current liabilities	(312,748)
Long-term liabilities	(1,029,299)
Total consideration	$426,563
Less cash acquired	(54,651)
Net cash paid	$371,912

The Company is currently in the process of completing the final purchase price allocation based on the results of a valuation performed by a third party valuation advisor and any final purchase adjustment are not expected to be material to the consolidated financial statements. The intangible assets value of $33.8 million represents the value assigned to the Delta Connection Agreement between ASA and Delta, which was signed in conjunction with the acquisition of ASA and is based on the valuation performed by the third-party valuation advisor and will be amortized over the 15-year life of the contract.

The following table illustrates the pro forma effects of the acquisition of ASA and sets forth the unaudited pro forma combined revenues, net income and earnings per share for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Years ended December 31,
	2005	2004
Revenue	$2,766,368	$2,091,486
Net Income (loss)	$139,454	$(382,567)
Basic earnings (loss) per share	$2.41	$(6.61)
Diluted earnings (loss) per share	$2.37	$(6.61)

During the year ended December 31, 2004 ASA recorded an impairment of goodwill of  $498.7 million which contributed to the net loss of $382.6 million.

(3)          Long-term Debt

Long-term debt consisted of the following as of December 31, 2005 and 2004 (in thousands):

	December 31,	December 31,
	2005	2004
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.16% to 6.23% through 2012 to 2020, secured by aircraft	$666,758	$207,530
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.51% to 7.01% through 2006 to 2021, secured by aircraft	643,831	—
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	297,624	170,716
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	93,327	—
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.38% through 2020, secured by aircraft	31,406	36,867
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	13,546	15,897
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	7,411	7,865
Other notes payable, secured by aircraft	—	750
Notes payable to banks, due in quarterly installments, interest based on LIBOR plus 0.75% through 2019, secured by aircraft	—	56,193
Long-term debt	$1,753,903	$495,818
Less current maturities	(331,145)	(32,585)
Long-term debt, net of current maturities	$1,422,758	$463,233

At December 31, 2005, the three-month and six-month LIBOR rates were 4.54% and 4.70%, respectively.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2005 were as follows (in thousands):

2006	$331,145
2007	98,752
2008	102,696
2009	106,925
2010	111,332
Thereafter	1,003,053
$1,753,903

During 2005, the Company increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of December 31, 2005, SkyWest Airlines had borrowed $30.0 million under the facility. The facility, expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%, which was a net rate of 7.0% on December 31, 2005.

Additionally, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million. The facility expires on March 21, 2006, with interest payable on a floating basis which was 6.87% at December 31, 2005. The borrowings under this facility are secured by four CRJ200 aircraft. The amounts borrowed under both arrangements were utilized for general corporate purposes.

As of December 31, 2005, we had $34.6 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2005, the Company was in default with its Zions line of credit; however, we received a waiver from Zions. The Company was in compliance with all other debt covenants contained in its long-term debt agreements. We believe that in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

During 2005, aircraft deposits with Bombardier of $22.0 million were applied as down payments to Bombardier for temporary financing of aircraft while the Company arranged for permanent long-term financing through debt and other third party leasing arrangements. When the Company obtained long-term debt financing, the debt agreements were written such that the long-term debt could be refinanced into operating leases. Hence, in 2005, $55.4 million in debt was refinanced into long-term operating leases.

During 2005, SkyWest Airlines entered into a third party long-term leveraged lease facility for 32 regional jet aircraft. In conjunction with this financing transaction, SkyWest Airlines applied $37.0 million of amounts previously held on deposit by the manufacturer as lease payments required under the lease.

(4)          Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2005	2004	2003
Current tax provision:
Federal	$45,714	$13,009	$(46,230)
State	5,798	4,643	2,279
	51,512	17,652	(43,951)
Deferred tax provision:
Federal	13,124	33,817	82,968
State	2,723	3,166	3,683
	15,847	36,983	86,651
Provision for income taxes	$67,359	$54,635	$42,700

The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2005	2004	2003
Computed “expected” provision for income taxes at the statutory rates	$62,869	$47,805	$38,320
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	6,387	5,313	4,338
Other, net	(1,897)	1,516	42
Provision for income taxes	$67,359	$54,634	$42,700

The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2005	2004
Deferred tax assets:
Accrued benefits	$14,673	$7,303
Net operating loss carryforward	7,265	1,335
AMT credit carryforward	—	639
Accrued reserves and other	19,074	2,592
Total deferred tax assets	41,012	11,869
Deferred tax liabilities:
Accelerated depreciation	(204,598)	(189,766)
Maintenance and other	(20,470)	551
Total deferred tax liabilities	(225,068)	(189,215)
Net deferred tax liability	$(184,056)	$(177,346)

The Company’s income tax receivable and deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

(5)          Commitments and Contingencies

Lease Obligations

The Company leases 247 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2005 (in thousands):

Year ending December 31,
2006	$302,110
2007	277,398
2008	253,556
2009	268,844
2010	262,396
Thereafter	1,869,778
$3,234,082

In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

Total rental expense for non-cancelable aircraft operating leases was approximately $210.2 million, $145.9 million and $124.9 million for the years ended December 31, 2005, 2004 and 2003, respectively. The above minimum rental payments do not include airport landing fees, which amounted to approximately $47.9 million $32.7 million and $26.5 million for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company’s leveraged lease agreements, typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18 years.  The Company did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.

Self-insurance

The Company self-insures a portion of its losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience.

Purchase Commitments and Options

On February 4, 2005, the Company announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier. Deliveries of these aircraft began in the third quarter of 2005 and the Company expects these deliveries to be completed by the first quarter of 2006. The Company’s total firm aircraft orders and commitments as of December 31, 2005, consisted of orders for 15 CRJ700s, 17 CRJ900s and commitments to lease six CRJ200’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations is estimated to be approximately $838 million. Additionally, the Company’s agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations. The Company presently anticipates that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by the Company and its code-share partners.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2005, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $58,000 and $24,000 as of December 31, 2005 and 2004, respectively. For the years ended December 31, 2005, 2004 and 2003, the Company’s contractual relationships with Delta and United combined accounted for approximately 98.5% of the Company’s total revenues.

Employees

As of December 31, 2005 SkyWest and SkyWest Airlines collectively employed 8,095 full-time equivalent employees consisting of 3,480 pilots and flight attendants, 3,303 customer service personnel, 843 mechanics and other maintenance personnel, and 469 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines’ employees occur from time to time and we anticipate that such efforts will continue in the future. During 2004, SkyWest Airlines’ pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines’ pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines’ relationships with its employees to be good.

As of December 31, 2005, ASA employed approximately 5,552 full-time equivalent employees consisting of 2,481 pilots and flight attendants, 1,747 customer service personnel, 895 mechanics and other maintenance personnel, and 429 administration and support personnel. Three of ASA’s employee groups are represented by unions. ASA’s pilots are represented by the Air Line Pilots Association International, ASA’s flight attendants are represented by the Association of Flight Attendants—CWA, and ASA’s flight controllers are represented by the Professional Airline Flight Control Association. The collective bargaining agreements between ASA and its pilots and flight attendants became amendable September 15, 2002 and September 26, 2003, respectively. ASA has been negotiating with the pilots and flight attendants unions since 2002 and 2003, respectively. Each of these negotiations is currently under the jurisdiction of mediators supplied by the National Mediation Board. The collective bargaining agreement between ASA and its flight controllers becomes amendable in April 2006. ASA has never experienced a work stoppage due to a strike or other labor dispute, and considers its relationships with employees to be good.

Allowance against receivable

The Company currently has a dispute with one of its major partners regarding the calculation of certain revenues. Due to the dispute, the Company has recorded certain reserves against the applicable revenues and receivable until such time the dispute is resolved.

(6)          Capital Transactions

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series without shareholder approval. No shares of preferred stock are presently outstanding. The Company’s Board of Directors is authorized, without any further action by the stockholders of the Company, to (i) divide the preferred stock into series; (ii) designate each such series; (iii) fix and determine dividend rights; (iv) determine the price, terms and conditions on which shares of preferred stock may be redeemed; (v) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation; (vi) determine any sinking fund provisions; and (vii) establish any conversion privileges.

Stock Options

In August 2000, the Company’s shareholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan (the “Executive Plan”) and the 2001 Allshare Stock Option Plan (the “Allshare Plan”). Both plans became effective January 1, 2001. These plans replaced the Company’s Combined Incentive and Non-Statutory Stock Option Plans (the “Prior Plans”); however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of December 31, 2005, there were approximately 940,000 employee options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 3,696,477 options had been issued as of December 31, 2005. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of the Company, of which 2,508,961 options had been issued as of December 31, 2005. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

The fair value of stock options was estimated at the grant date using the Black-Scholes option pricing model. The following table shows the assumptions used for grants in the years ended December 31, 2005, 2004 and 2003.

	2005	2004	2003
Expected annual dividend rate	0.70%	0.63%	0.76%
Risk-free interest rate	3.87%	2.75%	2.56%
Average expected life (years)	6	4	4
Expected volatility of common stock	0.391	0.422	0.603

Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price	Number of Options	Weighted Average Price
Outstanding at beginning of year	5,531,101	$19.39	4,690,122	$19.27	3,679,925	$21.70
Granted	1,826,050	17.11	1,134,812	19.18	1,116,915	10.57
Exercised	(891,292)	21.71	(207,755)	12.12	(24,396)	11.97
Canceled	(164,857)	17.58	(86,078)	18.31	(82,322)	21.20
Outstanding at end of year	6,301,002	18.38	5,531,101	19.39	4,690,122	19.27
Weighted average fair value of options granted during the year		$7.04		$6.66		$4.85

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	1,463,176	6.1 years	$11.18	415,000	$12.67
$16 to $21	3,412,440	8.1 years	18.24	525,000	20.13
$22 to $27	1,425,386	5.8 years	26.10	1,425,386	26.10
$10 to $27	6,301,002	7.1 years	18.38	2,365,386	22.42

(7)          Retirement Plan and Employee Stock Purchase Plan

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant’s compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $10.5 million, $9.7 million and $7.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.

ASA Retirement Plan

ASA sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (“ASA Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the ASA Plan. Employees may elect to make contributions to the ASA Plan however, ASA limits the amount of company match of up to 6% of their compensation. Additionally, ASA matches the individual participant’s contributions from 20% to 75%, based on length of service. Since ASA makes company matching contributions on an annual basis, no contributions were made for the period from date of acquisition through December 31, 2005. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% in company matching contributions based on length of service.

Employee Stock Purchase Plan

In February 1996, the Company’s Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company’s common stock. The Stock Purchase Plan enables employees to purchase shares of the Company’s common stock at a 15% discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2005	2004	2003
Number of share purchased	175,480	343,136	324,680
Average price of shares purchased	$15.45	$14.57	$13.24

During the year ended December 31, 2005, the Company discovered that it had issued 329,606 more shares of common stock than originally authorized to certain of its employees participating in the Stock Purchase Plan. Of the shares sold in excess of the Stock Purchase Plan’s authorized limit, 154,126 shares were sold on January 4, 2005 at a price of $14.35 per share and 175,480 shares were sold on July 5, 2005 at a price of $15.45 per share. Because the shares that exceed the original authorized shares were not deemed to be qualified under the Stock Purchase Plan, the intrinsic value of these share on the purchase date was recorded as compensation expense.

(8)          Related-Party Transactions

The Company’s Chairman and Chief Executive Officer, serves on the Board of Directors for Zion’s Bancorporation (“Zion’s”) and the Utah State Board of Regents. The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion’s, Zion’s is an equity participant in leveraged leases on two CRJ200 and four Brasilia turboprop aircraft operated by the Company and Zion’s provides investment administrative services to the Company for which the Company paid approximately $176,000 during the year ended December 31, 2005. Zion’s also serves as the Company’s transfer agent. The balance in the Zion’s accounts as of December 31, 2005, was $30,693,000.

One of the Company’s former board members is a shareholder in Soltis Investment Advisors, Inc. (“Soltis”). Soltis provides cash management advisory services for a portion of the Company’s cash programs, to the SkyWest Plan and the Company’s deferred executive compensation plan. Soltis received approximately $263,000 in 2005 for fees from Fidelity relating to the Company’s cash programs. Soltis received approximately $144,850 in 2005 for fees for advisory services to the SkyWest Plan and Company’s deferred compensation plan. With respect to the executive deferred compensation plan for the officer group, Soltis provides consulting services in conjunction with the Newport Group. Soltis received $20,000 during 2005 from the Newport Group.

ITEM 9.                CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act. There have been no significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

•       pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•       provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•       provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management; and

•       provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

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

Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2005. Our management’s assessment excluded ASA, which we acquired on September 7, 2005. As of December 31, 2005, ASA had $1.8 billion and $444.7 million of total assets and net assets, respectively. For the year ended December 31, 2005, ASA had total revenues of $399.8 million. In accordance with guidance issued by the SEC, companies are allowed to exclude acquisitions from their assessment of internal controls over financial reporting during the first year subsequent to the acquisition while integrating the acquired operations. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—“Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2005, we maintained effective internal control over financial reporting.

Ernst & Young LLP, independent registered public accounting firm, who audited and reported on our consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting. This attestation report appears on page 69 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Report of Management on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Atlantic Southeast Airlines, Inc., which is included in the 2005 consolidated financial statements of SkyWest, Inc. and constituted $1.8 billion and $444.7 million of total assets and  net assets, respectively, as of December 31, 2005 and  $399.8 million of passenger revenue for the year then ended. Atlantic Southeast Airlines, Inc. was acquired by SkyWest, Inc. during 2005. Our audit of internal control over financial reporting of SkyWest, Inc. also did not include an evaluation of the internal control over financial reporting of Atlantic Southeast Airlines, Inc.

In our opinion, management’s assessment that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkyWest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005 of SkyWest, Inc. and subsidiaries and our report dated March 9, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2006

ITEM 9B.       OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this report are incorporated herein by reference to our definitive proxy statement for our 2006 annual meeting of shareholders scheduled for May 2, 2006. Our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2005, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Headings in Proxy Statement
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	“Election of Directors” and “Executive Officers”
ITEM 11.	EXECUTIVE COMPENSATION	“Executive Compensation” and “Report of the Compensation Committee”
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Election of Directors” and “Security Ownership of Certain Beneficial Owners and Management”
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Executive Compensation”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Principal Accountant Fees and Services”

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents Filed:

1.                Financial Statements:  Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2005 and 2004, Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003, Consolidated Statements of Cashflows for the year ended December 31, 2005, 2004 and 2003, Consolidated Statements of Owners Equity for the years ended December 31, 2005, 2004 and 2003 and Notes to Consolidated Financial Statements.

2.                Financial Statement Schedule. The following consolidated financial statement schedule of the our company is included in this Item 15.

—Report of independent auditors on financial statement schedule

—Schedule II—Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)          Exhibits

Number	Exhibit	Location
2.1	Stock Purchase Agreement, dated as of August 15, 2005, among SkyWest, Inc., Delta Air Lines, Inc., and ASA Holdings, Inc.	(1)
3.1	Restated Articles of Incorporation	(2)
3.2	Amended and Restated Bylaws	(3)
4.1	Specimen of Common Stock Certificate	(4)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(5)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(5)
10.3	United Express Agreement dated September 9, 2003 between United Air lines, Inc. and SkyWest Airlines, Inc.	(6)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(7)
10.5	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(8)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(9)
10.6(b)	Supplement to Master Purchase Agreement Between Bombardier, and SkyWest Airlines, Inc.	(6)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(10)

10.8(a)	SkyWest, Inc. 1995 Employee Stock Purchase Plan	(11)
10.8(b)	First Amendment to SkyWest, Inc. 1995 Employee Stock Purchase Plan	Filed herewith
10.8(c)	Second Amendment to SkyWest, Inc. 1995 Employee Stock Purchase Plan	Filed herewith
10.8(d)	Third Amendment to SkyWest, Inc. 1995 Employee Stock Purchase Plan	(12)
10.9	SkyWest, Inc. 2006 Employee Stock Purchase Plan	(13)
10.10	SkyWest, Inc. Executive Stock Incentive Plan	(14)
10.11	SkyWest, Inc. Allshare Stock Option Plan	(14)
10.12(a)	2004 Restatement of the SkyWest, Inc. Employees’ Retirement Plan	Filed herewith
10.12(b)	Amendment Number One to the 2004 Restatement of the SkyWest, Inc. Employees’ Retirement Plan	Filed herewith
10.12(c)	Amendment Number Two to the 2004 Restatement of the SkyWest, Inc. Employees’ Retirement Plan	Filed herewith
10.13(a)	Atlantic Southeast Airlines, Inc. Investment Savings Plan.	Filed herewith
10.13(b)	First Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan.	Filed herewith
10.13(c)	Second Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan.	Filed herewith
10.13(d)	Third Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan.	Filed herewith
10.13(e)	Fourth Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan.	Filed herewith
21.1	Subsidiaries of the Registrant	(2)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

(1)          Incorporated by reference to the exhibits to Registrant’s Form 8-K filed on September 13, 2005

(2)          Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(3)          Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 33-74290

(4)          Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-42508

(5)          Incorporated by reference to the exhibits to Registrant’s Form 8-K/A filed on February 21, 2006

(6)          Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed on September 30, 2003

(7)          Incorporated by reference to the exhibits to Registrant’s Forms 8-K filed on January 21, 1998 and February 11, 1998

(8)          Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed for the quarter ended December 31, 1986

(9)          Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed on February 13, 2001

(10)   Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No. 33-41285

(11)   Incorporated by reference to the exhibits to Registrant’s Form 10-K filed for the year ended March 31, 1995

(12)   Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No. 333-130846

(13)   Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No. 333-130848

(14)   Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed on July 28, 2000

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 9, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
March 9, 2006

SKYWEST, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2005:
Allowance for inventory obsolescence	$2,033	$883	$0	$2,916
Allowance for doubtful accounts receivable	24	64	30	58
Sales allowance	—	10,200	—	10,200
	$2,057	$11,147	$30	$13,174
Year Ended December 31, 2004:
Allowance for inventory obsolescence	$1,926	$505	$(398)	$2,033
Allowance for doubtful accounts receivable	59	540	(575)	24
	$1,985	$1,045	$(973)	$2,057
Year Ended December 31, 2003:
Allowance for inventory obsolescence	$480	$1,446	$—	$1,926
Allowance for doubtful accounts receivable	723	14	(678)	59
	$1,203	$1,460	$(678)	$1,985

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2006.

SKYWEST, INC.
By:	/s/ BRADFORD R. RICH
Bradford R. Rich
Executive Vice President, Chief Financial Officer and Treasurer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Names	Capacities	Date
/s/ JERRY C. ATKIN	Chairman of the Board and
Jerry C. Atkin	Chief Executive Officer	March 13, 2006
/s/ SIDNEY J. ATKIN	Vice Chairman of the Board
Sidney J. Atkin	And Director	March 13, 2006
/s/ BRADFORD R. RICH	Executive Vice President,
Bradford R. Rich	Chief Financial Officer And Treasurer	March 13, 2006
/s/ J. RALPH ATKIN
J. Ralph Atkin	Director	March 13, 2006
/s/ MERVYN K. COX
Mervyn K. Cox	Director	March 13, 2006
/s/ IAN M. CUMMING
Ian M. Cumming	Director	March 13, 2006
/s/ STEVEN F. UDVAR-HAZY
Steven F. Udvar-Hazy	Director	March 13, 2006
/s/ W. STEVE ALBRECHT
W. Steve Albrecht	Director	March 13, 2006
/s/ ROBERT G. SARVER
Robert G. Sarver	Director	March 13, 2006