Form 10-Q
period 2006-03-31
SKYWEST INC
filed 2006-05-10
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes     ☒     No     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2006
Common stock, no par value	63,681,415

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	March 31, 2006	December 31, 2005
	(unaudited )
CURRENT ASSETS:
Cash and cash equivalents	$147,407	$140,614
Marketable securities	175,805	159,054
Restricted cash	22,100	24,823
Income tax receivable	1,395	12,534
Receivables, net	33,157	28,267
Inventories	72,226	68,611
Prepaid aircraft rents	223,216	178,762
Deferred tax assets	65,528	41,012
Other current assets	34,561	39,955
Total current assets	775,395	693,632

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	2,762,711	2,727,595
Deposits on aircraft	36,570	90,235
Buildings and ground equipment	154,165	150,426
	2,953,446	2,968,256
Less-accumulated depreciation and amortization	(436,352)	(415,734)
Total property and equipment, net	2,517,094	2,552,522

OTHER ASSETS
Intangible assets, net	32,436	33,043
Other assets	53,334	41,449
Total other assets	85,770	74,492
Total assets	$3,378,259	$3,320,646

See accompanying notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
	(unaudited )
CURRENT LIABILITIES:
Current maturities of long-term debt	$279,063	$331,145
Accounts payable	82,648	95,283
Lines of credit	90,000	60,000
Accrued salaries, wages and benefits	53,676	53,105
Accrued aircraft rents	22,409	26,279
Taxes other than income taxes	19,258	18,224
Other current liabilities	35,952	31,881

Total current liabilities	583,006	615,917

OTHER LONG-TERM LIABILITIES	34,565	33,829

LONG-TERM LINE OF CREDIT	—	30,000

LONG-TERM DEBT, net of current maturities	1,461,218	1,422,758

DEFERRED INCOME TAXES PAYABLE	260,169	225,068

DEFERRED AIRCRAFT CREDITS	78,063	79,876

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 66,390,354 and 65,509,631 shares issued, respectively	380,034	364,535
Retained earnings	615,392	582,620
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,637)	(1,406)
Total Stockholders’ Equity	961,238	913,198
Total liabilities and stockholders’ equity	$3,378,259	$3,320,646

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share amounts)

	Quarter Ended March 31,
	2006	2005

OPERATING REVENUES:
Passenger	$734,426	$335,557
Ground handling and other	8,429	4,735
Total operating revenues	742,855	340,292

OPERATING EXPENSES:
Flying operations	398,466	178,017
Customer service	99,676	55,778
Maintenance	78,311	32,032
Depreciation and amortization	45,489	21,032
General and administrative	38,050	18,987
Total operating expenses	659,992	305,846

OPERATING INCOME	82,863	34,446
OTHER INCOME (EXPENSE):
Interest income	2,907	2,962
Interest expense	(28,543)	(6,646)
Other	(1,097)	—
Total other expense	(26,733)	(3,684)

INCOME BEFORE INCOME TAXES	56,130	30,762

PROVISION FOR INCOME TAXES	21,542	11,997
NET INCOME	$34,588	$18,765

Basic earnings per share	$0.59	$0.33
Diluted earnings per share	$0.57	$0.32
Weighted average common shares:
Basic	59,118	57,668
Diluted	60,417	58,197

Dividends declared per share	$0.03	$0.03

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(In thousands)

	Quarter Ended March 31,
	2006	2005

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$44,823	$(12,929)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(33,768)	(69,584)
Sales of marketable securities	16,786	70,060
Acquisition Disposition of property and equipment:
Aircraft and rotable spare parts	(17,076)	(149,226)
Deposits on aircraft	(416)	(10,767)
Buildings and ground equipment	(3,739)	(1,767)
Proceeds from sales of aircraft	5,776	11,734
Increase in other assets	(11,623)	(2,305)
NET CASH USED IN INVESTING ACTIVITIES	(44,060)	(151,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	7,093	140,980
Tax benefit from exercise of common stock options	382	—
Return of deposits on aircraft and rotable spare parts	7,572	17,810
Principal payments on long-term debt	(20,715)	(5,489)
Net proceeds from issuance of common stock	13,488	3
Payment of cash dividends	(1,790)	(1,756)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,030	151,548

Increase (Decrease) in cash and cash equivalents	6,793	(13,236)
Cash and cash equivalents at beginning of period	140,614	113,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$147,407	$99,784

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$25,895	$4,474
Income taxes	$100	$69

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$—	$22,043
Debt transferred to operating lease	$—	$55,375

See accompanying notes to consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest, “we” or “us”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although we believe that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. We suggest that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2005 and the Company’s Current Report on Form 8-K dated September 7, 2005.  The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

Note B – Acquisition of ASA

On September 7, 2005, we completed our acquisition of all of the issued and outstanding capital stock of ASA.  ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati.

Pursuant to the terms of the Stock Purchase Agreement entered into between us, Delta Air Lines, Inc. (“Delta”), and ASA Holdings, Inc. (“ASA Holdings”) we paid $421.3 million in cash for ASA, plus $5.3 million of transaction fees.  Additionally, as part of the purchase, we assumed approximately $1,251.3 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,677.9 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005.

In connection with the acquisition of ASA, SkyWest Airlines and Delta entered into an Amended and Restated Delta Connection Agreement and ASA and Delta entered into a Second Amended and Restated Delta Connection Agreement (collectively, the ”Delta Connection Agreements”), whereby SkyWest Airlines and ASA agreed to provide regional airline service in the Delta flight system. Among other provisions, the Delta Connection Agreements provide for the transfer of certain ownership and lease rights among SkyWest Airlines, ASA, Delta and Comair Inc., a wholly-owned subsidiary of Delta (“Comair”).  As part of the Delta Connection Agreement, SkyWest Airlines, ASA, Delta and/or Comair, as applicable, have terminated two master sublease agreements with respect to ten Canadair CRJ200 Regional Jets (“CRJ200s”) and transferred to Delta ten CRJ200s financed in part by an affiliate of Bombardier, and ASA and Delta entered into a sublease agreement whereby ASA will sublease the ten CRJ200s from Delta.

Under the terms of the Stock Purchase Agreement, Delta and ASA Holdings have agreed to indemnify us, and we have agreed to indemnify Delta and ASA Holdings from damages suffered due to breaches of representations, warranties or covenants made in the Stock Purchase Agreement.  Recoveries under the indemnification provisions of the Purchase Agreement are subject to certain minimum losses per event, and an aggregate minimum for all losses.  Recoveries are also subject to an aggregate cap on all losses.

The acquisition value of ASA was accounted for using the purchase method of accounting.  Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on fair market values at the respective purchase date.  We recorded an intangible of approximately $33 million relating to the acquisition of ASA.  The intangible is being amortized over fifteen years under the straight-line method.

Note C — Stock Options

In August 2000, our shareholders approved the adoption of two new stock option plans: the Executive Stock Incentive Plan (the “Executive Plan”) and the 2001 Allshare Stock Option Plan (the “Allshare Plan”). Both plans became effective January 1, 2001. These plans replaced our Combined Incentive and Non-Statutory Stock Option Plans (the “Prior Plans”); however, all outstanding options under Prior Plans remain outstanding. No further grants will be made under the Prior Plans. As of March 31, 2006, there were approximately 940,000 employee options outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 3,696,477 options had been issued as of March 31, 2006. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of the Company, of which 2,508,961 options had been issued as of March 31, 2006. The Executive Plan and Allshare Plan are both administered by the Compensation Committee of our Board of Directors (the “Compensation Committee”) who designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if we had accounted for its stock options under the fair value method.  We did not record any stock-based compensation expense related to stock options for the year ended December 31, 2005.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information):

	For quarters ended March 31,
	2006	2005

Net income:
As reported	$34,588	$18,765
Stock based compensation under fair value method	—	(1,600)
Pro forma	$34,588	$17,165
Net income per common share:
Basic as reported	$0.59	$0.33
Basic pro forma		$0.30

Diluted as reported	$0.57	$0.32
Diluted pro forma		$0.29

Effective January 1, 2006 we adopted the fair value recognition provisions of SFAS. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under the modified-prospective-transition method, compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the quarter ended March 31, 2006 we did not grant any stock options.  The following assumptions were used for grants for the years  ended December 31, 2005 and 2004: a risk-free interest rate of 3.87% for 2005 and 2.75% for 2004, a volatility factor of the expected common stock price of .391 for 2005 and .422 for 2004, a weighted average expected life of six years for the stock options granted in February 2005 and a weighted average expected life of four years for all previously granted options presented and an expected annual dividend rate of 0.70% for 2005 and 0.63% for 2004. We used historical data to estimate pre-vesting option forfeitures.  Forfeiture rates for the years 2005 and 2004 were 6.70% and 6.60%, respectively.  As required by SFAS 123(R), we recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

As a result of adopting SFAS No. 123(R) on January 1, 2006, our income before income taxes and net income for the quarter ended March 31, 2006 was $1.6 million and $1.3 million lower, respectively, than if we had continued to account for share-based compensation under Opinion 25.  Basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $0.61    and $0.59, respectively, if the Company had not adopted SFAS No. 123(R), compared to reported basic and diluted earnings per share of $0.59 and $0.57, respectively.

The following table illustrates the impact of our adoption of SFAS No. 123(R) on selected operations line items for the three months ended March 31, 2006.

	As Reported Under SFAS No. 123 R	Under APB 25	Difference

Income before income tax	$56,130	$57,759	$(1,629)
Provision for income tax	21,542	21,900	358
Net Income	$34,588	$35,859	$(1,271)

Shares
Basic	59,118	59,118	59,118
Diluted	60,417	60,417	60,417

EPS
Basic	$0.59	$0.61	$(0.02)
Diluted	$0.57	$0.59	$(0.02)

Prior to the adoption of SFAS No. 123(R), we presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $382,000 excess tax benefit classified as a financing cash inflow would have been classified as an operating cash inflow if the company had not adopted SFAS No. 123(R).

A summary of stock option activity under all option plans during the three months ended March 31, 2006 is as follows:

Options	Shares	Weighted Average Exercise	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

(Aggregate intrinsic value in thousands)

Outstanding at December 31, 2005	6,301,002	$18.38
Granted	—
Exercised	(880,723)
Cancelled	(16,408)
Outstanding at March 31, 2006	5,403,871	$18.87	7.0	$48,605,291

Exercisable at March 31, 2006	2,550,650	$19.97	5.3	$23,729,685

The aggregate intrinsic value of options outstanding at March 31, 2006 is calculated as the difference between the exercise price of the underlying options and the closing market price as of March 31, 2006.

We had $9.4 million of total unrecognized compensation costs related to non-vested stock options.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.7 years.

We received $13.5 million in cash from option exercises during the three months ended March 31, 2006.

Note D — Marketable Securities

Our investments in marketable debt securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in interest income in operating results.  Our position in marketable debt securities as of March 31, 2006 and December 31, 2005 was as follows (in thousands):

	March 31, 2006
	(Unaudited)		December 31, 2005
Investment Types	Cost	Market Value	Cost	Market Value

Bonds and bond funds	173,458	170,812	155,192	152,929
Asset backed securities	5,068	4,993	6,167	6,125
	178,526	175,805	161,359	159,054
Unrealized
depreciation	(2,721)	—	(2,305)	—
Total	$175,805	$175,805	$159,054	$159,054

Marketable securities had the following maturities as of March 31, 2006 (in thousands):

Maturities
Apr – Dec 2006	$111,577
Year 2007 through 2010	3,315
Years 2011 through 2015	2,073
Thereafter	58,840

We classified all marketable securities as short-term since we have the intent to maintain a liquid portfolio and the right to redeem the securities within the next year.

Note E — Passenger and Ground Handling Revenue

We recognize passenger and ground handling revenues when the service is provided.  Under our contract and pro-rate flying agreements with Delta and United revenue is considered earned when the flight is completed.  In the event that our contractual rates have not been finalized at quarterly or annual financial statement dates, we record revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations.

On September 7, 2005, we completed our acquisition of all of the issued and outstanding capital stock of ASA from ASA Holdings, Inc. a subsidiary of Delta.  ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati.  In connection with the acquisition of ASA, SkyWest Airlines and ASA entered into Delta Connection Agreements with Delta, which became effective September 8, 2005.  On September 14, 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  With the approval of the U.S. Bankruptcy Court charged with administration of Delta’s reorganization proceedings, Delta assumed the Delta Connection Agreements on October 6, 2005.

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

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta agrees to compensate us for our direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown.  However, among other changes, the SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision.  Under the terms of the ASA Delta Connection Agreement, Delta agrees to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs.  Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals.  Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.  The parties to the Delta Connection Agreements make customary representations, warranties and covenants, and the agreements contain other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

The SkyWest Airlines and ASA Delta Connection Agreements also provide a weekly payment for an amount per aircraft designed to reimburse us for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the we have concluded that a component of its revenue under the Delta Connection Agreements is rental income, inasmuch as the Delta Connection Agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreement for the quarters ended March 31, 2006 and 2005 were $67.6 million and $18.8 million, respectively.  These amounts were recorded in passenger revenue on our consolidated statements of income.

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

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse us for certain aircraft ownership costs. In accordance with EITF 01-08, the we have concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the quarters ended March 31, 2006 and 2005 were $49.7 and $37.4 million, respectively.  These amounts were recorded in passenger revenue on our consolidated statements of income.  The United Express Agreement contains certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

Our revenues could be impacted by a number of factors, including changes to its code-share agreements with Delta and United, contract modifications resulting from contract re-negotiations and our ability to earn incentive payments contemplated under its code-share agreements.

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

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an antidilutive effect on net income per common share. During the quarter ended March 31, 2006 all options were included in the computation of Diluted EPS.  During the quarter ended March 31, 2005, options to acquire 3,779,000 shares were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	(Unaudited)
	For the quarters ended March 31,
	2006	2005
Numerator
Net Income	$34,588	$18,765

Denominator
Weighted average number of common shares outstanding	59,118	57,668
Effect of outstanding stock options	1,299	529
Weighted average number of shares for Diluted net income per common share	60,417	58,197

Basic earnings per share	$0.59	$0.33
Diluted earnings per share	$0.57	$0.32

Note G – Comprehensive Income

We report comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, our comprehensive income consisted of net income plus changes in unrealized depreciation on marketable securities, net of tax, for the periods indicted (in thousands):

	(Unaudited)
	For the quarters ended March 31,
	2006	2005

Net Income	$34,588	$18,765
Unrealized depreciation on marketable securities, net of tax	(231)	(811)

Comprehensive income	$34,357	$17,954

Note H – Long-term Debt and Lines of Credit

Long-term debt consisted of the following for the periods indicated (in thousands):

	March 31, 2006	December 31, 2005
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.16% to 6.23% through 2012 to 2020, secured by aircraft	$660,908	$666,758
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.51% to 7.01% through 2006 to 2021, secured by aircraft	643,656	643,831
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	294,002	297,624
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	90,292	93,327
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.38% through 2020, secured by aircraft	30,876	31,406
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	13,249	13,546
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	7,298	7,411
Long-term debt	$1,740,281	$1,753,903

Less current maturities	(279,063)	(331,145)

Long-term debt, net of current maturities	$1,461,218	$1,422,758

At March 31, 2006, the three-month and six-month LIBOR rates were 5.0% and 5.14%, respectively.   At December 31, 2005, the three-month and six-month LIBOR rates were 4.54% and 4.70%, respectively.

The aggregate amounts of principal maturities of long-term debt as of March 31, 2006 were as follows (in thousands):

2007	279,063
2008	99,884
2009	104,111
2010	108,540
2011	113,199
Thereafter	1,035,484
$1,740,281

During 2005, we increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of March 31, 2006, we borrowed $30.0 million under the facility. The facility expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%, which was a net rate of 7.5% on March 31, 2006.  Additionally, we entered into another borrowing facility with a financing company and borrowed $60.0 million. The facility expired on March 21, 2006.  Prior to that date, we extended the due date on the line to September 30, 2006.  The facility bears interest on a floating basis which was 7.07% at March 31, 2006.  The borrowings under these facilities were paid off subsequent to March 31, 2006.

During the quarter ended March 31, 2006, we refinanced four ASA CRJ200s from short-term financing facilities into long-term financing facilities.

As of March 31, 2006, we had $34.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Certain of our long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth.  As of March 31, 2006, we were in compliance with all debt covenants contained in our long-term debt agreements.

Note I – Commitments and Contingencies

We lease 262 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where we pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  We expect that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March  31, 2006 (in thousands):

April through December 2006	$256,661
2007	302,277
2008	278,434
2009	293,723
2010	287,274
2011	284,170
Thereafter	1,924,928
$3,627,467

On March 31, 2006, we had commitments of approximately $463 million to purchase 17 CRJ900 aircraft and related flight equipment.  We currently anticipate that we will take delivery of these aircraft from April 2006 through April 2007.  We have also obtained options to acquire another 70 CRJ aircraft that can be delivered in either 70 or 90-seat configurations.  We presently anticipate that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

In January 2003, the FASB issued Interpretation No. 46, or (FIN 46), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the our leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to us; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which we do not participate, we believe that we are not at risk for losses and are not considered the primary beneficiary. As a result, based on the current rules, we are not required to consolidate any of these trusts or any other entities in applying FIN 46. We believe that our maximum exposure under these leases is the aggregated amount of the remaining lease payments.

     We have leveraged lease agreements that typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.  The terms of these contracts range up to 18 years.   We did not accrue any liability relating to the indemnification to the equity/owner participant because the probability of this occurring is remote.

Note J – Legal Matters

We are subject to certain legal actions which we consider routine to our business activities.  As of March 31, 2006, we concluded, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Note K – Subsequent Events

On April 17, 2006, we completed a public offering of 4,000,000 shares of common stock at a price of $26.05 per share. We received approximately $99.3 million in proceeds which were used for reduction of two revolving lines of credit, working capital and general corporate purposes.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“we” or “us”) during the quarters ended March 31, 2006 and 2005. Also discussed is our financial position as of the end of March 31, 2006 and 2005. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this report or incorporated herein by reference.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled ‘‘Cautionary Statement Concerning Forward-Looking Statements’’ and “ Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of March 31, 2006, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,360 total daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately ten other airlines throughout our system.  As of March 31, 2006, our consolidated fleet consisted of 229 Bombardier CRJ200 Regional Jets (“CRJ200s”) (66 assigned to United Air Lines, Inc. (“United”) and 163 assigned to Delta Air Lines, Inc. (“Delta”), 92 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 40 assigned to Delta), 62 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (50 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the month ended March 31, 2006, approximately 59.0% of our aggregate capacity was operated under the Delta code and approximately 41.0% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest Airlines expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  However, effective January 31, 2005, SkyWest Airlines re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations.  In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  As of March 31, 2006, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, and as a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating more than 1,500 total daily flights.

On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash.  Additionally, as part of the purchase, we paid $5.3 million of transaction fees and ASA assumed approximately $1.25 billion in long-term debt.  In addition, we returned to Delta $50 million in deposits that Delta had previously paid on future ASA aircraft deliveries.  We believe the combination of SkyWest Airlines and ASA presents our company with new opportunities for growth through our two geographically-focused regional airline platforms – SkyWest Airlines in the Western United States and ASA in the Eastern United States.  We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub.  In connection with the ASA acquisition, we have established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA.  We also obtained control of 26 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta.  Delta has committed to provide to us opportunities to utilize 28 additional regional jets in our fleet by the end of 2007.  Delta has also agreed that, starting in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

ASA has been a code-share partner with Delta in Atlanta since 1984.  ASA expanded its operations as a Delta Connection carrier to also include Cincinnati/Northern Kentucky and Salt Lake City in September 2002 and April 2003, respectively.  ASA operates approximately 850 daily flights, all in the Delta Connection system.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares.  Since August 1, 2003, substantially all of our flights have been contract flights.  For the quarter ended March 31, 2006, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while approximately 92% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining eight percent flown under pro-rate arrangements.

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

On February 4, 2005, we announced that SkyWest had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest had placed a firm order for these CRJ700s with Bombardier.  Deliveries of these aircraft began in the third quarter of 2005 and these deliveries were completed in March 2006.  Our total firm aircraft orders and commitments, as of March 31, 2006, consisted of orders for 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) and commitments to lease six CRJ200’s from Delta.  Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $463 million through April 2007.  Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations.  We presently anticipate that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance.  These statements include, but are not limited to, statements about the benefits of our acquisition of ASA, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this report, or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.  These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2005, which are presented in our Annual Report on Form 10-K filed with the SEC on March 14, 2006.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets and intangibles as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Adoption of SFAS 123(R)

Prior to January 1, 2006, we applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if the Company had accounted for its stock options under the fair value method.  We did not record any stock-based compensation expense related to stock options for the year ended December 31, 2005.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that modified-prospective-transition method, compensation cost recognized during the three months ended March 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the quarter ended March 31, 2006 we did not grant any stock options.  The following assumptions were used for grants for the years  ended December 31, 2005 and 2004: a risk-free interest rate of 3.87% for 2005 and 2.75% for 2004, a volatility factor of the expected common stock price of .391 for 2005 and .422 for 2004, a weighted average expected life of six years for the stock options granted in February 2005 and a weighted average expected life of four years for all previously granted options presented and an expected annual dividend rate of 0.70% for 2005 and 0.63% for 2004. We used historical data to estimate pre-vesting option forfeitures.  As required by SFAS 123(R), we recorded share-based compensation expense only for those options that are expected to vest.  Forfeiture rates for the years 2005 and 2004 were estimated to be 6.70% and 6.60%, respectively.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

We had $9.4 million of total unrecognized compensation cost related to non-vested stock options.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.7 years.

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

Impairment of Long-Lived and Intangible Assets

As of March 31, 2006, we had approximately $2.5 billion of property and equipment and related assets.  Additionally, as of March 31, 2006, we had approximately $32.4 million in net intangible assets.  In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  We recorded an intangible of approximately $33.0 million relating to the acquisition of ASA.  The intangible is being amortized over fifteen years under the straight-line method.  As of March 31, 2006, we had recorded $572,117 in amortization expense.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.  On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, our management concluded no impairment was necessary as of March 31, 2006.  However, there is inherent risk in estimating the future cash flows used in the impairment test.  If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Results of Operations

Quarter Ended March 31, 2006 and 2005

Operating Statistics.   The following table sets forth the major operational statistics of our company and the percentage-of-change for the quarters identified below.

	For the quarters ended March 31,
	2006		2005		%Change

Passengers carried	7,408,714		3,720,376		99.1
Revenue passenger miles (000)	3,646,400		1,632,427		123.4
Available seat miles (000)	4,701,978		2,230,101		110.8
Passenger load factor	77.6%		73.2%		4.4	pts
Passenger breakeven load factor	71.9%		67.2%		4.7	pts
Yield per revenue passenger mile	20.10	¢	20.60	¢	(2.4)
Revenue per available seat mile	15.80	¢	15.30	¢	3.3
Cost per available seat mile	14.60	¢	14.00	¢	4.3
Fuel cost per available seat mile	4.80	¢	3.70	¢	29.7
Average passenger trip length (miles)	492		439		12.1

Our total available seat miles, or ASMs generated during the quarter ended March 31, 2006 increased 110.8% from the quarter ended March 31, 2005.  The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, including our acquisition of ASA, from 219 aircraft as of March 31, 2005, to 395 aircraft as of March 31, 2006.  On the date we acquired ASA,

ASA’s fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs).  In addition to the aircraft acquired in connection with the acquisition of ASA, we took delivery of 15 CRJ 700s during the quarter ended March 31, 2006.

Net Income.  Net income increased to $34.6 million, or $0.57 per diluted share, for the quarter ended March 31, 2006, compared to $18.8 million, or $0.32 per diluted share, for the quarter ended March 31, 2005.  Factors relating to the change in net income are discussed below.

Operating Revenues.  Operating revenues increased 118.3% for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005.  The increase in total operating revenues was primarily due to the acquisition of ASA.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 4.9% to 9.8¢ for the quarter ended March 31, 2006, from 10.3¢ for the quarter ended March 31, 2005.  The primary reason for the decrease was the increased capacity of our regional jet aircraft and the increase in stage lengths flown by our regional jet aircraft.

Passenger Revenues.  Passenger revenues, which represented 98.9% of consolidated operating revenues for the quarter ended March 31, 2006, increased 118.9% to $734.4 million for the quarter ended March 31, 2006, from $335.6 million, or 98.6% of consolidated operating revenues, for the quarter ended March 31, 2005.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 100.6% for the quarter ended March 31, 2006.  The increase in passenger revenues excluding fuel was primarily due to a 110.8% increase in ASMs, principally as a result of our increase in operating aircraft to 395 aircraft as of March 31, 2006, from 219 aircraft as of March 31, 2005.  Revenue per ASM increased 3.3% to 15.8¢, from 15.3¢ for the quarter ended March 31, 2005, primarily due to an increase in fuel reimbursements from our major partners.  Passenger revenues include an amount designed to reimburse us for aircraft ownership costs.  The amount deemed to be rental income for the quarter ended March 31, 2006 was $117.3 million.

Passenger Load Factor.  Passenger load factor increased to 77.6% for the quarter ended March 31, 2006, from 73.2% for the quarter ended March 31, 2005.  The increase in load factor was due primarily to the further development of our relationships with United and Delta, whereby we supplement mainline service in previously established and developed markets.  Additionally, we are experiencing higher passenger acceptance of our regional jet aircraft.

Ground Handling and Other Revenue.  Total ground handling revenue for the quarter ended March 31, 2006 increased approximately 78.0% from the same period of 2005.  The increase was primarily related to contracts with United and Delta, whereby we perform the ground handling for several other regional airlines.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended March 31, 2006, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 100.1% from the same period of 2005.  The increase was primarily a result of a 110.8% increase in ASMs (which resulted principally from the acquisition of ASA).  Total operating expenses for the quarter ended March 31, 2006 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by the regional jets.

Operating and Interest Expenses. Operating and interest expenses increased 120.3% to $688.5 million for the quarter ended March 31, 2006, compared to $312.5 million for the quarter ended March 31, 2005.  The increase in total operating and interest expenses was due principally to the acquisition of ASA.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 92.7% for the quarter ended March 31, 2006, from 91.8% for the quarter ended March 31, 2005.  The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs quarter-over-quarter.

The following table sets forth information regarding our operating expense components for the quarters ended March 31, 2006 and 2005.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Quarter ended March 31,
	2006				2005
	Amount	Percentage of Revenue	Cents per ASM		Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)				(in thousands)
Salaries, wages and employee benefits	$165,325	22.3%	3.5	¢	$83,414	24.5%	3.6	¢
Aircraft costs	113,837	15.3	2.4		64,579	19.0	2.9
Maintenance	55,178	7.4	1.2		21,742	6.4	1.0
Fuel	224,663	30.2	4.8		81,418	23.9	3.7
Other airline expenses	100,989	13.6	2.1		54,692	16.1	2.5
Interest	28,543	3.8	0.6		6,646	2.0	0.3
Total airline expenses	$688,535		14.6	¢	$312,491		14.0	¢

The cost per ASM for salaries, wages and employee benefits decreased to 3.5¢ for the quarter ended March 31, 2006, compared to 3.6¢ for the quarter ended March 31, 2005.  The average number of full-time equivalent employees increased 82.6% to 13,080 for the quarter ended March 31, 2006 from 7,162 for the quarter ended March 31, 2005.  The increase in number of employees was due, in large part, to the acquisition of ASA and addition of personnel required for the new regional jet flying and ground handling operations within our United Express operations.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.4¢ for the quarter ended March 31, 2006, from 2.9¢ for the quarter ended March 31, 2005.  The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of 45 CRJ700s, which have a lower operating cost per ASM than our existing CRJ200 and turboprop fleets.

The cost per ASM for maintenance expense increased to 1.2¢ for the quarter ended March 31, 2006, compared to 1.0¢ for the quarter ended March 31, 2005.  The increase was primarily relates to the timing of certain maintenance events during the quarter ended March 31, 2006.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the change to a direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the quarter ended March 31, 2006, we collected and recorded as revenue $6.5 million (pretax) under the United Express Agreement, with no material corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our Condensed Consolidated Statements of Income.

The cost per ASM for fuel increased 29.7% to 4.8¢ for the quarter ended March 31, 2006, from 3.7¢ for the quarter ended March 31, 2005.  This increase was primarily due to the average price of fuel increasing to $2.09 per gallon during the quarter ended March 31, 2006, from $1.61 per gallon for the quarter ended March 31, 2005.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 16.0% to 2.1¢ for the quarter ended March 31, 2006, from 2.5¢ for the quarter ended March 31, 2005. The decrease was primarily related to the increase in stage lengths flown by our regional jets.

Interest expense increased to approximately $28.5 million during the quarter ended March 31, 2006, from approximately $6.6 million during the quarter ended March 31, 2005.  The increase in interest expense was primarily due to the acquisition of ASA’s aircraft which are primarily financed with long-term debt.

Liquidity and Capital Resources

We had working capital of $192.4 million and a current ratio of 1.3:1 at March 31, 2006, compared to working capital of $77.7 million and a current ratio of 1.1:1 at December 31, 2005. The increase was principally caused by the refinancing of certain aircraft to longer term facilities.  The principal sources of cash during the quarter ended March 31, 2006 were $44.8 million provided by operating activities, $16.8 million of proceeds from the sale of marketable securities, $7.6 million from returns on aircraft deposits, $7.1 million in proceeds from issuance of long-term debt, and $13.5 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, and $5.7 million of proceeds from the sale of owned aircraft and $0.4 million in tax benefit from exercise options to purchase shares of common stock.  We invested $33.8 million in purchases of marketable securities, $17.1 million in flight equipment, $11.6 million in other assets, $3.7 million in buildings and ground equipment and $0.4 million in deposits for aircraft.  We made principal payments on long-term debt of $20.7 million, and paid $1.8 million in cash dividends.  These factors resulted in a $6.8 million increase in cash and cash equivalents during the quarter ended March 31, 2006.

We believe that in the absence of unusual circumstances, the working capital available to us will be sufficient to meet our present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $175.8 million at March 31, 2006, compared to $159.0 million at December 31, 2005.  The increase in marketable securities was due primarily to the $44.8 million in cash provided for through operating activities for the quarter.

At March 31, 2006, our total capital mix was 39.7% equity and 60.3% debt, compared to 39.1% equity and 60.9% debt at December 31, 2005.

During 2005, SkyWest Airlines increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of March 31, 2006, SkyWest Airlines had borrowed $30.0 million under the facility. The facility expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%, which was a net rate of 7.5% on March 31, 2006.  Additionally, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million with interest payable on a floating basis, which interest rate was 7.07% at March 31, 2006.  Subsequent to March 31, 2006, we repaid in full all amounts borrowed under both facilities.

As of March 31, 2006, we had $34.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

On March 31, 2006, we classified $22.1 million as restricted cash, related to our workers compensation policies and the purchase of ASA. On December 31, 2005, we classified $24.8 million as restricted cash as required by our workers compensation policy.

On April 17, 2006, we completed a public offering of 4,000,000 shares of common stock at a price of $26.05 per share. We received approximately $99.3 million in proceeds which were used for reduction of two revolving lines of credit, working capital and general corporate purposes.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2006	2007	2008	2009	2010	2011	Thereafter
Firm aircraft Commitments	$463,000	$243,000	$220,000	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,627,467	256,661	302,277	278,434	293,723	287,274	284,170	1,924,928
Principal maturities on long-term debt	1,740,281	258,977	99,063	103,175	107,588	112,193	114,454	944,831
Lines of Credit	90,000	60,000	30,000	—	—	—	—	—
Total commitments and obligations	$5,920,748	$818,638	$651,340	$381,609	$401,311	$399,467	$398,624	$2,869,759

Purchase Commitments and Options

On February 4, 2005, we announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier.  Deliveries of these aircraft began in the third quarter of 2005 and these deliveries were completed in March 2006.  Our total firm aircraft orders and commitments as of March 31, 2006, consisted of orders for 17 CRJ900s and commitments to lease six CRJ200’s from Delta.  Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $463 million.  Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations.  We presently anticipate that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

SkyWest Airlines has not historically funded a substantial portion of its aircraft acquisitions with working capital.  Rather, it has generally funded its aircraft acquisitions through a combination of operating leases and debt financing.  At the time of each aircraft acquisition, we evaluate the financing alternatives available, and selected one or more of these methods to fund the acquisition.  In the event that alternative financing can not be arranged at the time of delivery, Bombardier has financed aircraft acquisitions until more permanent arrangements can be made.  Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At March 31, 2006, we had 262 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.6 billion at March 31, 2006.  Assuming a 7.39% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.3 billion at March 31, 2006.

As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Long-term Debt Obligations

Our total long-term debt at March 31, 2006 was $1,740.3 million, of which $1,733.0 million related to the acquisition of Brasilia turboprop, CRJ200 and CRJ700 aircraft and $7.3 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop and CRJ200 aircraft was approximately 5.7% at March 31, 2006.  Approximately, $183.7 million of our current portion of long-term debt is expected to be refinanced into permanent long-term financing within the next year.

Seasonality

As is common in the airline industry, our pro-rate operations are favorably affected by increased travel, historically occurring in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

During the first quarter of 2005, we experienced significant weather-related cancellations, primarily in January, of 1,325 flights which is approximately 3.1% of total scheduled departures.  Based on historical averages for weather-related cancellations of one-half of one percent, it is estimated that we experienced approximately 1,100 more cancellations than normal during January 2005.  The cancellations contributed to an increase in certain cost components, while we were unable to record the revenue for the cancelled flights.

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

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At March 31, 2006, we had variable rate notes representing 68.4% of our total long-term debt compared to 53.0% of our long-term debt at March 31, 2005.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $3,200,000 in interest expense and received $850,000 in additional interest income for the quarter ended March 31, 2006.

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

We have an interest rate swap agreement to manage our exposure on the debt instrument related to our headquarters. Our policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, we do not speculate using derivative instruments. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  The fair values of our derivative instruments are recognized as other current liabilities in the accompanying balance sheet.  In accordance with provisions of SFAS No. 133, we recorded a $197,000 and $473,000 liability at March 31, 2006 and 2005 respectively, in the accompanying consolidated balance sheets representing the fair value of the outstanding interest rate swap agreement.  We decreased interest expense by $147,000 and $218,000 during the years ended March 31, 2006 and 2005, respectively, relating to adjustments to the fair value and of the derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act.  There have been no significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of March 31, 2006, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.  The most significant of these matters is summarized below:

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

ITEM IA. RISK FACTORS

In addition to factors discussed elsewhere in this Report, the following are important risks which could adversely affect our future results.  We have updated the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (our “Annual Report”), filed with the Securities and Exchange Commission on March 14, 2006, as set forth below. We do not believe any of the changes constitute material changes to the risk factors identified in our Annual Report.  Additional risks and uncertainties not presently known to us or that we currently do not deem material may also impair our business operations.  If  any of the risks we describe below occur, or if any unforeseen risk develops, our operating results may suffer, our financial condition may deteriorate, the trading price of our common stock may decline and investors could lose all or part of their investment in us.

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

Although a plan of reorganization has been confirmed in the United bankruptcy proceedings, which became effective on February 1, 2006 (subject to pending appeals), and Delta reports that it intends to reorganize and emerge from its bankruptcy proceedings, there is no assurance that either of United or Delta will ultimately succeed in its reorganization efforts or that either Delta or United will remain a going concern over the long term.  Likewise, even though both Delta and United have assumed our code-share agreements with bankruptcy court approval, there is no assurance that these agreements will survive the Chapter 11 cases.  For example, the Delta reorganization could be converted to liquidation, or Delta could liquidate some or all of its assets through one or more transactions with one or more third parties with bankruptcy court approval.  In addition, Delta may not be able to confirm and consummate a successful plan of reorganization that provides for continued performance of its obligations under its code-share agreements with us.  In the event United is not able to perform successfully under the terms of its plan of reorganization, assumption of our United Express Agreement could be subjected to similar risks.

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

Under our code-share agreements with Delta and United, we are compensated for certain costs we incur in providing services.  With respect to costs that are defined as “pass-through” costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur).  With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs.  During the quarter ended March 31, 2006, approximately 55% of our costs were pass-through costs and 45% of our costs were reimbursable at pre-determined rates.  These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services.  If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

We have a significant amount of contractual obligations.

As of March 31, 2006, we had a total of approximately $1.7 billion in total long-term debt obligations.  Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts including debt assumed in the ASA acquisition.  We also have significant long-term lease obligations primarily relating to our aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets.  At March 31, 2006, we had 262 aircraft under lease, with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.6 billion at March 31, 2006.  At a 7.39% discount factor, the present value of these lease obligations was equal to approximately $2.3 billion at March 31, 2006.  As of March 31, 2006, we had commitments of approximately $463 million to purchase 17 CRJ900s and to lease six CRJ200’s, together with related flight equipment.  We expect to complete these deliveries by April 2007.  Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel.  Labor costs constitute a significant percentage of our total operating costs.  For example, during the year ended March 31, 2006, our labor costs constituted approximately 24.0% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees.  Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

ASA’s pilots, flight attendants and flight controllers are represented by unions, including:  The Air Line Pilots Association, International, the Association of Flight Attendants – CNA and the Professional Airline Flight Control Association.  ASA’s pilots and flight attendants are currently working under open labor contracts, and ASA has been in negotiations with respect to such contracts since 2002 and 2003 respectively.  Negotiations with unions representing SkyWest Airlines’ employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income.  Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

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

We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets.  For the quarter ended March 31, 2006, 58.0% of our “available seat miles” (which represents the number of seats available for passengers, multiplied by the number of miles those seats are flown (“ASMs”) were flown using CRJ200s, 35.0% of our ASMs were flown using CRJ700s, 5.0% of our ASMs were flown using Brasilia turboprops and 2.0% of our ASMs miles were flown using ATR-72 turboprops.  As of March 31, 2006, we had commitments of approximately $463 million to purchase 17 CRJ900s and to lease six CRJ200’s, together with related flight equipment.   Additionally, we had obtained options to acquire another 70 regional jets that can be delivered in either 70 or 90-seat configurations.  Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

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

Because the average age of our CRJ700s and CRJ200s is approximately 1.4 and 4.3 years, respectively, our regional jet fleet requires less maintenance now than it will in the future.  We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred.  Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.  Under our United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines used in our United Express operations.  The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

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

The Securities and Exchange Commission staff is investigating our previous accounting treatment of certain maintenance costs.

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

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders.  As of March 31, 2006, we had 59,596,298 shares outstanding.  In addition, we have a stock option plan under which 4,562 shares are reserved for issuance, and an employee stock purchase plan under which 2,500,000 shares are reserved for issuance, both of which may dilute the ownership interests of our shareholders.  The issuance of any additional shares of common stock would further dilute the percentage ownership of existing shareholders.  Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock.  Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines.  Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting.  The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

ITEM 6: EXHIBITS

3.1	Amended and Restated Bylaws of SkyWest, Inc.
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2006.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer