Form 10-Q
period 2006-09-30
SKYWEST INC
filed 2006-11-09
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2006
Common stock, no par value	63,932,414

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS

	September 30, 2006	December 31, 2005
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$380,332	$140,614
Marketable securities	192,573	159,054
Restricted cash	22,100	24,823
Income tax receivable	2,044	12,534
Receivables, net	38,327	28,267
Inventories	82,628	68,611
Prepaid aircraft rents	199,350	178,762
Deferred tax assets	52,094	41,012
Other current assets	53,550	39,955
Total current assets	1,022,998	693,632

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	2,861,109	2,727,595
Deposits on aircraft	4,819	90,235
Buildings and ground equipment	165,239	150,426
	3,031,167	2,968,256
Less-accumulated depreciation and amortization	(519,759)	(415,734)
Total property and equipment, net	2,511,408	2,552,522

OTHER ASSETS
Intangible assets, net	31,497	33,043
Other assets	48,637	41,449
Total other assets	80,134	74,492
Total assets	$3,614,540	$3,320,646

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2006	2005
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$249,692	$331,145
Accounts payable	131,760	95,283
Lines of credit	—	60,000
Accrued salaries, wages and benefits	61,461	53,105
Accrued aircraft rents	21,753	26,279
Taxes other than income taxes	27,550	18,224
Other current liabilities	39,905	31,881
Total current liabilities	532,121	615,917

OTHER LONG-TERM LIABILITIES	33,817	33,829

LONG-TERM LINE OF CREDIT	—	30,000

LONG-TERM DEBT, net of current maturities	1,508,481	1,422,758

DEFERRED INCOME TAXES PAYABLE	287,727	225,068

DEFERRED AIRCRAFT CREDITS	106,158	79,876

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 70,707,116 and 65,509,631 shares issued, respectively	488,548	364,535
Retained earnings	691,481	582,620
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,242)	(1,406)
Total stockholders’ equity	1,146,236	913,198
Total liabilities and stockholders’ equity	$3,614,540	$3,320,646

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Dollars and Shares in Thousands, Except per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating revenues:
Passenger	$784,597	$490,191	$2,303,357	$1,203,991
Ground handling and other	7,244	7,158	21,743	17,693
	791,841	497,349	2,325,100	1,221,684
Operating expenses:
Flying operations	447,702	283,591	1,288,899	669,964
Customer service	99,767	65,626	298,793	177,387
Maintenance	78,057	41,306	230,148	107,686
Depreciation and amortization	47,420	27,596	140,171	70,238
General and administrative	31,124	23,236	106,836	61,371
	704,070	441,355	2,064,847	1,086,646
Operating income	87,771	55,994	260,253	135,038
Other income (expense):
Interest income	5,378	3,822	12,512	10,165
Interest expense	(28,987)	(11,472)	(86,049)	(25,510)
Other	—	(585)	(1,084)	(585)
	(23,609)	(8,235)	(74,621)	(15,930)
Income before income taxes	64,162	47,759	185,632	119,108
Provision for income taxes	23,477	17,699	71,073	45,525
Net income	$40,685	$30,060	$114,559	$73,583

Basic earnings per share	$0.64	$0.52	$1.85	$1.27
Diluted earnings per share	$0.63	$0.51	$1.82	$1.26
Weighted average common shares:
Basic	63,870	57,846	61,986	57,729
Diluted	64,482	59,016	62,886	58,512

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In Thousands)

	Nine Months Ended September,
	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$355,945	$147,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(127,852)	(361,404)
Sales of marketable securities	94,497	595,656
Purchase of ASA, net of cash acquired	—	(376,912)
Acquisition / Disposition of property and equipment:
Aircraft and rotable spare parts	(130,525)	(186,305)
Deposits on aircraft	(416)	(56,998)
Buildings and ground equipment	(14,813)	(7,556)
Proceeds from sales of aircraft	7,322	13,126
Increase in other assets	(8,782)	(4,560)

NET CASH USED IN INVESTING ACTIVITIES	(180,569)	(384,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of lines of credit	—	90,000
Payment on lines of credit	(90,000)	—
Tax benefit from exercise of common stock options	1,999	—
Proceeds from issuance of long-term debt	68,304	140,980
Return of deposits on aircraft and rotable spare parts	39,323	32,258
Principal payments on long-term debt	(64,034)	(25,455)
Net proceeds from issuance of common stock	114,291	2,767
Payment of cash dividends	(5,541)	(5,276)

NET CASH PROVIDED BY FINANCING ACTIVITIES	64,342	235,274

Increase (decrease) in cash and cash equivalents	239,718	(2,425)
Cash and cash equivalents at beginning of period	140,614	113,020

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$380,332	$110,595

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$80,340	$23,728
Income taxes	$2,112	$15,437

NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$—	$22,043
Deposits applied to leased aircraft	$—	$24,192
Debt transferred to operating lease	$—	$55,375

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest or “the Company”“) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  The results of operations for the three and nine-month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Note B — Acquisition of ASA

On September 7, 2005, SkyWest completed the acquisition of all of the issued and outstanding capital stock of ASA.  ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati.

Pursuant to the terms of the Stock Purchase Agreement entered into between us, Delta Air Lines, Inc. (“Delta”), and ASA Holdings, Inc. (“ASA Holdings”) the Company paid $421.3 million in cash for ASA, plus $5.3 million of transaction fees.  Additionally, as part of the purchase, the Company assumed approximately $1,251.3 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,677.9 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005.  Additionally, based on information obtained subsequent to the acquisition, the purchase price allocation was adjusted resulting in a decrease in the deferred tax liability of $3.7 million and a decrease in other current liabilities of $1.3 million.  The comparative condensed consolidated financial statements for the three and nine months ended September 30, 2005 include the results of operations of ASA from the date of acquisition or September 7, 2005,  whereas the condensed consolidated financial statements for the three and nine months ended September 30, 2006 include the results of operations of ASA for the entire periods, respectively.

In connection with the acquisition of ASA, SkyWest Airlines and Delta entered into an Amended and Restated Delta Connection Agreement with Delta for SkyWest Airlines and entered into a Second Amended and Restated Delta Connection Agreement (collectively, the ”Delta Connection Agreements”) with Delta for ASA, whereby SkyWest Airlines and ASA agreed to provide regional airline service in the Delta flight system through SkyWest Airlines and ASA.  Among other provisions, the Delta Connection Agreements provide for the transfer of certain ownership and lease rights among SkyWest Airlines, ASA, Delta and Comair Inc., a wholly-owned subsidiary of Delta (“Comair”).  As part of the Delta Connection Agreements, SkyWest Airlines, ASA, Delta and/or Comair, as applicable, have terminated two master sublease agreements with respect to ten Canadair CRJ200 Regional Jets (“CRJ200s”) and transferred to Delta ten CRJ200s financed in part by an affiliate of Bombardier, and ASA and Delta entered into a sublease agreement whereby ASA subleases the ten CRJ200s from Delta.

Under the terms of the Stock Purchase Agreement, Delta and ASA Holdings have agreed to indemnify us, and SkyWest has agreed to indemnify Delta and ASA Holdings from damages suffered due to breaches of representations, warranties or covenants made in the Stock Purchase Agreement.  Recoveries under the indemnification provisions of the Purchase

Agreement are subject to certain minimum losses per event, and an aggregate minimum for all losses.  Recoveries are also subject to an aggregate cap on all losses.

The acquisition value of ASA was accounted for using the purchase method of accounting.  Accordingly, the aggregate purchase price was assigned to the assets acquired and liabilities assumed based on fair market values at the respective purchase date.  The Company recorded an intangible of approximately $33.7 million relating to the acquisition of ASA.  The intangible is being amortized over fifteen years under the straight-line method.

Note C — Stock Compensation

Effective January 1, 2001, SkyWest adopted two stock option plans: the Executive Stock Incentive Plan (the “Executive Plan”) and the 2001 Allshare Stock Option Plan (the “Allshare Plan”).  These plans replaced the Company’s Combined Incentive and Non-Statutory Stock Option Plans (the “Prior Plans”); however, as of September 30, 2006, options to purchase approximately 940,000 shares of the Company’s common stock remained outstanding under the Prior Plans. The Executive Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees, of which 3,696,477 options had been issued as of September 30, 2006. The Allshare Plan originally provided for the issuance of options to purchase up to 4,000,000 shares of common stock to the Company’s employees, of which 2,508,961 options had been issued as of September 30, 2006. The Company’s Board of Directors has adopted amendments that reduce the total number of shares issuable under the Executive Plan and the Allshare Plan to 3,700,000 and 2,510,000 shares, respectively.  As of September 30, 2006, 3,523 shares and 1,039 shares remained available for issuance under the Executive Plan and the Allshare Plan, respectively.

At the SkyWest annual meeting of shareholders held on May 2, 2006, the Company’s shareholders approved the adoption of the SkyWest, Inc. Long-Term Incentive Plan, which provides for the issuance of up to 6,000,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2006 Incentive Plan”).  The 2006 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants and performance awards.  The Long-Term Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) who is authorized to designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“Opinion  25”) and related interpretations in accounting for its stock-based compensation plans.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if stock options were accounted for under the fair value method.  The Company did not record any stock-based compensation expense related to stock options for the year ended December 31, 2005.

The following table contains the pro forma disclosures and the related impact on net income and net income per share (in thousands, except per share information) relating to stock-based compensation:

	For the three months ended September 30, 2005	For the nine months ended September 30, 2005

Net income:
As reported	$30,060	$73,583
Stock based compensation under fair value method	1,085	4,249
Pro forma	$28,975	$69,334
Net income per common share:
Basic as reported	$0.52	$1.27
Basic pro forma	$0.50	$1.20

Diluted as reported	$0.51	$1.26
Diluted pro forma	$0.49	$1.18

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFASB No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under the modified-prospective-transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the three months ended June 30, 2006 the Company granted 377,303 stock options to employees under the 2006 Incentive Plan.  The following table shows the assumptions used and weighted average fair value for grants in the three months ended June 30, 2006 and for the years ended December 31, 2005 and 2004.

	2006	2005	2004

Expected annual dividend rate	0.70%	0.70%	0.63%
Risk-free interest rate	4.31%	3.87%	2.75%
Average expected life (years)	4.1	6.0	4.0
Expected volatility of common stock	.294	.391	.422
Forfeiture rate	6.0%	6.7%	6.6%
Weighted average fair value of option grants	$6.80	$7.04	$6.66

As required by SFAS 123(R), the Company recorded share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

During the three months ended June 30, 2006, the Company granted 317,901 shares of restricted stock to the Company’s employees under the 2006 Long Term Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or SkyWest subsidiaries.  Additionally, the Company granted 12,600 fully-vested shares of restricted stock to the Company’s directors.  The fair value of the stock on the date of grants made during three months ended June 30, 2006 was $23.80 per share.

During the three and nine months ended September 30, 2006, the Company recorded pre-tax equity-based compensation expense of $3.0 million and $7.7 million, respectively, related to the adoption of SFAS No. 123(R) and due to the issuance of restricted stock under the SkyWest, Inc. 2006 Incentive Plan.  As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income for the three and nine months ended September 30, 2006 was $1.7 million and $4.7 million lower, respectively, than if the Company had continued to account for share-based compensation under Opinion 25.  Basic and diluted earnings per share for the three months ended September 30, 2006 were $0.02 lower than if the Company had continued to account for share-based compensation under Opinion 25.  Basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.07 lower than if the Company had continued to account for share-based compensation under Opinion 25.

Prior to the adoption of SFAS No.123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Statement of Cash Flows.  SFAS No.123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.  The $2.0 million excess tax benefit for the nine months ended September 30, 2006 classified as a financing cash inflow would have been classified as an operating cash inflow if the Company had not adopted SFAS No.123(R).

The Company had $14.7 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  The Company expects to recognize this cost over a weighted average period of 1.3 years.

The Company received approximately $15.6 million in cash from option exercises during the nine months ended

September 30, 2006.

Note D — Marketable Securities

The Company’s investments in marketable debt securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized as other income in the Company’s operating results.  The Company’s position in marketable debt securities as of September 30, 2006 and December 31, 2005 was as follows (in thousands):

	September 30, 2006		December 31, 2005
Investment Types	Cost	Market Value	Cost	Market Value
	(Unaudited)

Bonds and bond funds	$190,890	$188,827	$155,192	$152,929
Asset backed securities	3,776	3,746	6,167	6,125
	194,666	192,573	161,359	159,054

Unrealized depreciation	(2,093)	—	(2,305)	—
Total	$192,573	$192,573	$159,054	$159,054

Marketable securities had the following maturities as of September 30, 2006 (in thousands):

Maturities
October — December 2006	$69,565
Years 2007 through 2010	4,361
Years 2011 through 2015	1,698
Thereafter	116,949

The Company classified all marketable securities as short-term since the Company has the intent to maintain a liquid portfolio and the right to redeem the securities within the next year.

Note E — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided.  Under the Company’s contract and pro-rate flying agreements with Delta and United revenue is considered earned when the flight is completed.  In the event that the Company’s contractual rates have not been finalized at quarterly or annual financial statement dates, The Company records revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations.

On September 7, 2005, SkyWest completed the acquisition of all of the issued and outstanding capital stock of ASA from ASA Holdings, Inc. a subsidiary of Delta.  ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati.  In connection with the acquisition of ASA, SkyWest Airlines and ASA entered into Delta Connection Agreements with Delta which became effective September 8, 2005.  On September 14, 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code.  With the approval of the U.S. Bankruptcy Court charged with administration of Delta’s reorganization proceedings, Delta assumed the Delta Connection Agreements on October 6, 2005.

Each of the Delta Connection Agreements provides for a fifteen-year term, subject to early termination by Delta or SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events.  Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force major events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights.  In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term.  SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreements upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults.  SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate the Company for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown.  The SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision.  Under the terms of the ASA Delta Connection Agreement, Delta agrees to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs.  Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals.  Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.  The parties to the Delta Connection Agreements make customary representations, warranties and covenants, and the agreements contain other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

The SkyWest Airlines and ASA Delta Connection Agreements also provide a weekly payment for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease, the Company has concluded that a component of its revenue under the Delta Connection Agreements is rental income, inasmuch as the Delta Connection Agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreements for the three months ended September 30, 2006 and 2005 were $75.0 million and $32.5 million, respectively.  The amounts deemed to be rental income under the Delta Connection Agreements for the nine months ended September 30, 2006 and 2005 were $213.7 million and $70.2 million, respectively.  These amounts were recorded in passenger revenue on the Company’s consolidated statements of income.

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

The United Express Agreement also provides a monthly reimbursement for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of the Company’s revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the three months ended September 30, 2006 and 2005 were $48.8 million and $43.5 million, respectively.  The amounts deemed to be rental income under the United Express Agreement for the nine months ended September 30, 2006 and 2005 were $147.3 million and $122.7 million, respectively.  These amounts were recorded in passenger revenue on the Company’s consolidated statements of income.  The United Express Agreement contains certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta and United, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended September 30, 2006 and 2005, options to acquire 1,229,000 and 1,963,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the nine months ended September 30, 2006 and 2005, options to acquire 831,000 and 3,171,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)
Numerator
Net Income	$40,685	$30,060	$114,559	$73,583

Denominator
Weighted average number of common shares outstanding	63,870	57,846	61,986	57,729
Effect of outstanding stock compensation	612	1,170	900	783
Weighted average number of shares for Diluted net income per common share	64,482	59,016	62,886	58,512

Basic earnings per share	$0.64	$0.52	$1.85	$1.27
Diluted earnings per share	$0.63	$0.51	$1.82	$1.26

Note G — Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, comprehensive income consisted of net income plus changes in unrealized depreciation on marketable securities, net of tax, for the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(unaudited)		(unaudited)

Net Income	$40,685	$30,060	$114,559	$73,583
Unrealized appreciation (depreciation) on marketable securities, net of tax	601	113	164	(98)

Comprehensive income	$41,286	$30,173	$114,723	$73,485

Note H — Long-term Debt and Lines of Credit

Long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2006	December 31, 2005
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.16% to 7.18% through 2012 to 2020, secured by aircraft	$639,182	$666,758
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.83% to 8.33% through 2006 to 2021, secured by aircraft	634,900	643,831
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	286,230	297,624
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	87,552	93,327
Notes payable to banks, due in monthly installments plus interest of 6.86% to 7.38% through 2020, secured by aircraft	61,210	—
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.38% through 2020, secured by aircraft	29,993	31,406
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	12,034	13,546
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	7,072	7,411
Long-term debt	$1,758,173	$1,753,903

Less current maturities	(249,692)	(331,145)

Long-term debt, net of current maturities	$1,508,481	$1,422,758

At September 30, 2006, the three-month and six-month LIBOR rates were 5.37% for both periods.   At December 31, 2005, the three-month and six-month LIBOR rates were 4.54% and 4.70%, respectively.

The aggregate amounts of principal maturities of long-term debt as of September 30, 2006 were as follows (in thousands):

For the twelve month period ended September 30,
2007	$249,692
2008	105,914
2009	110,332
2010	114,948
2011	118,554
Thereafter	1,058,733
$1,758,173

As of December 31, 2005, the Company had $30 million outstanding under a $40 million line-of-credit facility with a bank. As of June 30, 2006, the Company repaid the borrowings under the facility.  The facility expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%.  Additionally, as of December 31, 2005, the Company had $60 million outstanding under another borrowing facility with a financing company.   As of June 30, 2006, the Company repaid the borrowings under the second facility and the facility was terminated.

During the nine months ended September 30, 2006, six Canadair CRJ700 Regional Jets were refinanced from short-term financing arrangements facilities into long-term financing facilities with the same financing company.

As of September 30, 2006, the Company had $35.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth.  As of September 30, 2006,  the Company was in compliance with all debt covenants contained in the Company’s long-term debt agreements.

Note I — Commitments and Contingencies

The Company leases 264 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2006 (in thousands):

October through December 2006	$72,974
2007	302,634
2008	278,791
2009	294,080
2010	287,632
2011	284,528
Thereafter	1,931,414
$3,452,053

As of September 30, 2006, the Company had commitments of approximately $301 million to purchase 11 Canadair CRJ900 Regional Jets, four CRJ200s and related flight equipment.  The Company currently anticipates that the Company will take delivery of these aircraft from October 2006 through April 2007.  The Company has also obtained options to acquire another 70 CRJ aircraft that can be delivered in either 70 or 90-seat configurations.  The Company presently anticipate that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by the Company and the Company’s code-share partners.

In January 2003, the FASB issued Interpretation No. 46, or (“FIN No. 46”), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to us; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, The Company believes that the Company is not at risk for losses and are not considered the primary beneficiary. As a result, the Cmopany is not required to consolidate any of these trusts or any other entities in applying FIN 46. The Company believes that the maximum exposure under these leases is the aggregated amount of the remaining lease payments.  The Company has leveraged lease agreements that typically requires the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.  The terms of these contracts range up to 18 years.   The Company has not accrued any liability relating to these indemnification obligations to the equity/owner participants because the Company believes the probability of material claims arising under the indemnification provisions is remote.

Note J — Capital Transactions

On April 17, 2006, SkyWest completed a public offering of 4,000,000 shares of common stock at a price of $26.05 per share. SkyWest received approximately $99.3 million in net proceeds which were used to pay off two revolving lines of credit, to provide working capital and for general corporate purposes.

Note K — Legal Matters

The Company is subject to certain legal actions which the Company considers routine to its business activities.  As of September 30, 2006, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note L — Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accouting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007.  The Company is currently evaluating the impact that FIN No. 48 will have on its results of operations and financial position.

ITEM 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2006 and 2005. Also discussed is our financial position as of September 30, 2006 and 2005. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in thisRreport or incorporated herein by reference.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled ‘‘Cautionary Statement Concerning Forward-Looking Statements’’ and “ Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of September 30, 2006, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,510 total daily departures to 229 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately eleven other airlines.  As of September 30, 2006, our consolidated fleet consisted of 233 Bombardier CRJ200 Regional Jets (“CRJ200s”) (66 assigned to United Air Lines, Inc. (“United”) and 167 assigned to Delta Air Lines, Inc. (“Delta”), 92 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 40 assigned to Delta), 3 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 62 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (50 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the month of September 30, 2006, approximately 57.5% of our aggregate capacity was operated under the Delta code and approximately 42.5% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2001, SkyWest Airlines expanded its operations to serve as the Delta Connection in Dallas/Fort Worth.  Effective January 31, 2005, however, SkyWest Airlines re-deployed all its Delta Connection flights to Salt Lake City as a result of Delta’s decision to “de-hub” its Dallas/Fort Worth operations.  In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  As of September 30, 2006, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, and as United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating approximately 1,638 total daily flights.

On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash.  Additionally, as part of the purchase, we paid $5.3 million of transaction fees and ASA assumed approximately $1,251.3 billion in long-term debt.  In addition, we returned to Delta $50 million in deposits that Delta had previously paid on future ASA aircraft deliveries.  We believe the combination of SkyWest Airlines and ASA presents us with new opportunities for growth through our two geographically-focused regional airline platforms — SkyWest Airlines in the Western United States and ASA in the Eastern United States.  We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub.  In connection with our acquisition of ASA in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA.  We also obtained control of 26 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta.  Delta has committed to provide to us opportunities to utilize 28 additional regional jets in our fleet by the end of 2007.  Delta has also agreed that, starting in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

ASA has been a code-share partner with Delta in Atlanta since 1984.  ASA expanded its operations as a Delta Connection carrier to also include Cincinnati/Northern Kentucky and Salt Lake City in September 2002 and April 2003, respectively.  ASA operates approximately 872 daily flights, all in the Delta Connection system.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares.  Since August 1, 2003, substantially all of our ASM production was generated by contract flights.  As of September 30, 2006, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 63% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 37% flown under pro-rate arrangements.

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

On February 4, 2005, we announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier.  Deliveries of these aircraft began in the third quarter of 2005 and these deliveries were completed in March 2006.  Our total firm aircraft orders and commitments, as of September 30, 2006, consisted of orders for 11 CRJ900s and commitments to lease four CRJ200’s from Delta.  Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $301 million through April 2007.  Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations.  We presently anticipate that delivery dates for these aircraft could start in January 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance.  These statements include, but are not limited to, statements about the consequencesof our acquisition of ASA, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this report, or any applicable filings materializes, or any other underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected, or intended.  These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

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

•              relations with ASA’s unionized employees and the impact and outcome of ongoing labor negotiations;

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

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified-prospective-transition method.  Under that modified-prospective-transition method, compensation cost recognized during the three and nine months ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, as well as options granted after January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R).  Results for prior periods have not been restated.

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

During the three months ended June 30, 2006, we granted 317,901 shares of restricted stock to our employees under the SkyWest, Inc. 2006 Long Term Incentive Plan.   The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or our subsidiaries.  Additionally, we granted 12,600 fully-vested shares of restricted stock to our directors.  The fair value of the stock on the date of grants made during three months ended June 30, 2006 was $23.80 per share.

We had $14.7 million of total unrecognized compensation cost related to non-vested stock options as of September 30, 2006.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  We expect to recognize this cost over a weighted average period of 1.3 years.

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

Impairment of Long-Lived and Intangible Assets

As of September 30, 2006, we had approximately $2.5 billion of property and equipment and related assets.  Additionally, as of September 30, 2006, we had approximately $31.5 million in net intangible assets.  In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  We recorded an intangible of approximately $33.7 million relating to the acquisition of ASA.  The intangible is being amortized over fifteen years under the straight-line method.  As of September 30, 2006, we had recorded approximately $2.2 million in accumulated amortization expense associated with the ASA intangible.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.  On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Based on the results of the evaluations, our management concluded no impairment was necessary as of September 30, 2006.  However, there is inherent risk in estimating the future cash flows used in the impairment test.  If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, Accouting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions.  The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007.  We are currently evaluating the impact that FIN No. 48 will have on its results of operations and financial position.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the quarters identified below.

	For the quarters ended September 30,
	2006		2005		% Change

Passengers carried	8,171,812		5,119,212		59.6%
Revenue passenger miles (000)	4,156,637		2,457,634		69.1%
Available seat miles (000)	5,281,794		3,234,835		63.3%
Passenger load factor	78.7%		76.0%		2.7	pts
Passenger breakeven load factor	72.9%		69.2%		3.7	pts
Yield per revenue passenger mile	18.9	¢	19.9	¢	(5.0)%
Revenue per available seat mile	15.0	¢	15.4	¢	(2.6)%
Cost per available seat mile	13.9	¢	14.0	¢	(0.7)%
Fuel cost per available seat mile	5.1	¢	5.0	¢	2.0%
Average passenger trip length (miles)	509		480		6.0%

Our total available seat miles, or ASMs generated during the quarter ended September 30, 2006 increased 63.3% from the quarter ended September 30, 2005.  The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, including our acquisition of ASA, from 376 aircraft as of September 30, 2005, to 402 aircraft as of September 30, 2006.  On September 7, 2005, the date we acquired ASA, ASA’s fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs).  In addition to the aircraft acquired in connection with the acquisition of ASA, we took delivery of 4 CRJ 200s and 3 CRJ900s during the quarter ended September 30, 2006.  The aircraft delivered during the quarter ended September 30, 2006 were financed under operating leases.

Net Income.  Net income increased to $40.7 million, or $0.63 per diluted share, for the quarter ended September 30, 2006, compared to $30.1 million, or $0.51 per diluted share, for the quarter ended September 30, 2005.  Factors relating to the change in net income are discussed below.

Operating Revenues.  Operating revenues increased 59.2% for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005.  The increase in total operating revenues was primarily due to the acquisition of ASA.  Our operating revenues were also positively impacted by our acquisition of 20 CRJ700s, which we placed in SkyWest Airlines’ United Express operations since the third quarter of 2005.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 2.2% to 8.8¢ for the quarter ended September 30, 2006, from 9.0¢ for the quarter ended September 30, 2005.  The primary reason for the decrease in cost per ASM, excluding fuel charges, was due to increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Passenger Revenues.  Passenger revenues, which represented 99.1% of consolidated operating revenues for the quarter ended September 30, 2006, increased 60.1% to $784.6 million for the quarter ended September 30, 2006, from $490.2 million, or 98.6% of consolidated operating revenues, for the quarter ended September 30, 2005.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 55.4% for the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005.  The increase in passenger revenues excluding fuel was primarily due to a 63.3% increase in ASMs, principally as a result of our increase in operating aircraft to 402 aircraft as of September 30, 2006, from 376 aircraft as of September 30, 2005.  Revenue per ASM decreased 2.6% to 15.0¢, from 15.4¢ for the quarter ended September 30, 2006, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets which were shared with our major partners.  Passenger revenues include an amount designed to reimburse us for aircraft ownership costs.  The amount deemed to be rental income for the quarter ended September 30, 2006 was $123.8 million.

Passenger Load Factor.  Passenger load factor increased to 78.7% for the quarter ended September 30, 2006, from 76.0% for the quarter ended September 30, 2005.  The increase in load factor was due primarily to the further development of our relationships with United and Delta, whereby we supplement mainline service in previously established and developed markets.  Additionally, we believe passenger acceptance of our regional aircraft has increased from the comparable quarter of 2005.

 Ground Handling and Other Revenue.  Total ground handling and other revenue for the quarter ended September 30, 2006 increased approximately 1.2% from the same quarter of 2005.  The increase was primarily related to additional service provided under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended September 30, 2006, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 58.0% from the same period of 2005.  The increase was primarily a result of a 63.3% increase in ASMs (which resulted principally from the acquisition of ASA).  Total operating expenses for the quarter ended September 30, 2006 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Operating and Interest Expenses. Operating and interest expenses increased 61.9% to $733.1 million for the quarter ended September 30, 2006, compared to $452.8 million for the quarter ended September 30, 2006.  The increase in total operating and interest expenses was due principally to our acquisition of ASA.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 92.6% for the quarter ended September 30, 2006, from 91.0% for the quarter ended September 30, 2005.  The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to increases in fuel costs quarter-over-quarter.

The following table sets forth information regarding our operating expense components for the quarters ended September 30, 2006 and 2005.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Quarter ended September 30,
	2006			2005
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$168,604	21.3%	3.4	$106,008	21.3%	3.3
Aircraft costs	118,189	14.9%	2.2	81,236	16.3%	2.5
Maintenance	55,104	7.0%	1.0	27,485	5.5%	0.8
Fuel	271,058	34.2%	5.1	160,479	32.3%	5.0
Other airline expenses	91,115	11.5%	1.7	66,146	13.3%	2.0
Interest	28,987	3.7%	0.5	11,472	2.3%	0.4
Total airline expenses	$733,057		13.9	$452,826		14.0

The cost per ASM for salaries, wages and employee benefits increased to 3.4¢ for the quarter ended September 30, 2006, compared to 3.3¢ for the quarter ended September 30, 2005.  The average number of full-time equivalent employees increased 45.9% to 13,960 for the quarter ended September 30, 2006 from 9,570 for the quarter ended September 30, 2005.  The increase in number of employees was due, in large part, to our acquisition of ASA and addition of personnel required for the new regional jet flying and ground handling operations within our United Express operations.  Additionally, during the quarter ended September 30, 2006, we recorded $3.0 million pre-tax ($2.1 million after tax) of equity-based compensation expense pursuant to the provisions of SFAS No. 123(R) and the issuance of restricted stock under the Incentive Plan.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.2¢ for the quarter ended September 30, 2006, from 2.5¢ for the quarter ended September 30, 2005.  The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of 16 CRJ700s, which have a lower operating cost per ASM than our existing CRJ200 and turboprop fleets.

The cost per ASM for maintenance expense increased to 1.0¢ for the quarter ended September 30, 2006, compared to 0.8¢ for the quarter ended September 30, 2005.  The increase was primarily related to the timing of certain maintenance events during the quarter ended September 30, 2006.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the change to a direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the quarter ended September 30, 2006, we collected and recorded as revenue $7.2 million (pretax) under the United Express Agreement to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our condensed consolidated statements of income.

The cost per ASM for fuel increased 2.0% to 5.1¢ for the quarter ended September 30, 2006, from 5.0¢ for the quarter ended September 30, 2005.  This increase was primarily due to the average price of fuel increasing to $2.27 per gallon during the quarter ended September 30, 2006, from $2.12 per gallon for the quarter ended September 30, 2005.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 15.0% to 1.7¢ for the quarter ended September 30, 2006, from 2.0¢ for the quarter ended September 30, 2005. The decrease was primarily related to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Interest expense increased to approximately $29.0 million during the quarter ended September 30, 2006, from approximately $11.5 million during the quarter ended September 30, 2005.  The increase in interest expense was primarily due to the addition of ASA’s aircraft which are primarily financed with long-term debt.

Nine Months Ended September 30, 2006 and 2005

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the periods identified below.

	For the nine months ended September 30,
	2006		2005		% Change

Passengers carried	23,725,518		12,988,939		82.7%
Revenue passenger miles (000)	11,857,945		6,000,078		97.6%
Available seat miles (000)	15,054,072		8,001,001		88.2%
Passenger load factor	78.8%		75.0%		3.8	pts
Passenger breakeven load factor	72.9%		68.3%		4.6	pts
Yield per revenue passenger mile	19.4	¢	20.1	¢	(3.5)%
Revenue per available seat mile	15.4	¢	15.3	¢	0.7%
Cost per available seat mile	14.3	¢	13.9	¢	2.9%
Fuel cost per available seat mile	5.0	¢	4.3	¢	16.3%
Average passenger trip length (miles)	500		462		8.2%

Our total ASMs generated during the nine months ended September 30, 2006 increased 88.2% from the nine months ended September 30, 2005.  The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, including our acquisition of ASA, from 376 aircraft as of September 30 2005, to 402 aircraft as of September 30, 2006.  On the date we acquired ASA, ASA’s fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs).  In addition to the aircraft acquired in connection with the acquisition of ASA, we took delivery of 15 CRJ 700s, 6 CRJ 200s and 3 CRJ900s during the nine months ended September 30, 2006.  Three aircraft delivered during the nine months ended September 30, 2006 were debt financed and 21 aircraft delivered during the nine months ended September 30, 2006 were financed under operating leases.

Net Income.  Net income increased to $114.6 million, or $1.82 per diluted share, for the nine months ended September 30, 2006, compared to $73.6 million, or $1.26 per diluted share, for the nine months ended September 30, 2005.  Factors relating to the change in net income are discussed below.

Operating Revenues.  Operating revenues increased 90.3% for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005.  The increase in total operating revenues was primarily due to our acquisition of ASA.  Airline operating and interest expenses, excluding fuel charges, per ASM decreased 3.1% to 9.3¢ for the nine months ended September 30, 2006, from 9.6¢ for the nine months ended September 30, 2005.  The primary reason for the decrease in cost per ASM, excluding fuel charges, was the effect of increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Passenger Revenues.  Passenger revenues, which represented 99.1% of consolidated operating revenues for the nine months ended September 30, 2006, increased 91.3% to $2.3 billion for the nine months ended September 30, 2006, from $1.2 billion, or 98.6% of consolidated operating revenues, for the nine months ended September 30, 2005.  Our passenger revenues, excluding fuel reimbursements from our major partners, increased 79.1% for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.  The increase in passenger revenues excluding fuel was primarily due to an 88.2% increase in ASMs, principally as a result of our increase in operating aircraft to 402 aircraft as of September 30, 2006, from 376 aircraft as of September 30, 2005.  Revenue per ASM increased 0.7% to 15.4¢, from 15.3¢ for the nine months ended September 30, 2006, primarily due to an increase in fuel reimbursements from our major partners, offset by operating effiencies obtained from increased stage lengths flown by our regional jets which were shared with our major partners.  Passenger revenues include an amount designed to reimburse us for aircraft ownership costs.  The amount deemed to be rental income for the nine months ended September 30, 2006 was $361.0 million.

Passenger Load Factor.  Passenger load factor increased to 78.8% for the nine months ended September 30, 2006, from 75.0% for the nine months ended September 30, 2005.  The increase in load factor was due primarily to the further development of our relationships with United and Delta, whereby we supplement mainline service in previously established and developed markets.  Additionally, we believe passenger acceptance of our regional aircraft has increased from the comparable period of 2005.

Ground Handling and Other Revenue.  Total ground handling revenue and other revenue for the nine months ended September 30, 2006 increased approximately 22.9% from the same period of 2005.  The increase was primarily related to contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the nine months ended September 30, 2006, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 82.0% from the same period of 2005.  The increase was primarily a result of an 88.2% increase in ASMs (which resulted principally from the acquisition of ASA).  Total operating expenses for the nine months ended September 30, 2006 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Operating and Interest Expenses. Operating and interest expenses increased 93.7% to $2.15 billion for the nine months ended September 30, 2006, compared to $1.11 billion for the nine months ended September 30, 2005.  The increase in total operating and interest expenses was due principally to our acquisition of ASA.  As a percentage of consolidated operating revenues, total operating and interest expenses increased to 92.5% for the nine months ended September 30, 2006, from 91.0% for the nine months ended September 30, 2005.  The increase in operating and interest expenses as a percentage of consolidated operating revenues for the nine-months ended September 30, 2006 was primarily due to significant increases in fuel costs compared to the nine-months ended September 30, 2005.

The following table sets forth information regarding our operating expense components for the quarters ended September 30, 2006 and 2005.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Nine months ended September 30,
	2006			2005
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$499,780	21.5%	3.3	$275,170	22.5%	3.4
Aircraft costs	349,612	15.0%	2.3	214,790	17.6%	2.7
Maintenance	161,857	7.0%	1.1	73,204	6.0%	0.9
Fuel	759,588	32.7%	5.0	347,536	28.4%	4.3
Other airline expenses	294,010	12.6%	2.0	175,946	14.4%	2.2
Interest	86,049	3.7%	0.6	25,510	2.1%	0.3
Total airline expenses	$2,150,896		14.3	$1,112,156		13.8

The cost per ASM for salaries, wages and employee benefits decreased to 3.3¢ for the nine months ended September 30, 2006, compared to 3.4¢ for the nine months ended September 30, 2005.  The average number of full-time equivalent employees increased 67.2% to 13,458 for the nine months ended September 30, 2006 from 8,051 for the nine months ended September 30, 2005.  The increase in number of employees was due, in large part, to the acquisition of ASA and addition of personnel required for the new regional jet flying and ground handling operations within our United Express operations.  Additionally, during the nine months ended September 30, 2006, we recorded $7.7 million pre-tax ($5.0 million after tax) of equity based compensation expense pursuant to the provisions of SFAS No. 123(R) and the issuance of restricted stock under the Incentive Plan.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.3¢ for the nine months ended September 30, 2006, from 2.7¢ for the nine months ended September 30, 2005.  The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of 25 CRJ700s, which have a lower operating cost per ASM than our existing CRJ200 and turboprop fleets.

The cost per ASM for maintenance expense increased to 1.1¢ for the nine months ended September 30, 2006, compared to 0.9¢ for the nine months ended September 30, 2005.  The increase was primarily due to the timing of certain maintenance events during the nine months ended September 30, 2006.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the change to a direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the nine months ended September 30, 2006, we collected and recorded as revenue $20.7 million (pretax) under the United Express Agreement to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our Condensed Consolidated Statements of Income.

The cost per ASM for fuel increased 16.3% to 5.0¢ for the nine months ended September 30, 2006, from 4.3¢ for the nine months ended September 30, 2005.  This increase was primarily due to the average price of fuel increasing to $2.23 per gallon during the nine months ended September 30, 2006, from $1.93 per gallon for the nine months ended September 30, 2005.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 9.1% to 2.0¢ for the nine months ended September 30, 2006, from 2.2¢ for the nine months ended September 30, 2005. The decrease was primarily related to the increase in stage lengths flown by our regional jets.

Interest expense increased to approximately $86.0 million during the nine months ended September 30, 2006, from approximately $25.5 million during the nine months ended September 30, 2005.  The increase in interest expense was primarily due to the addition of ASA’s aircraft which are primarily financed with long-term debt.

Liquidity and Capital Resources

We had working capital of $490.9 million and a current ratio of 1.9:1 at September 30, 2006, compared to working capital of $77.7 million and a current ratio of 1.1:1 at December 31, 2005. The increase was principally caused by the cash generated from operations and cash generated from our public offering of common stock completed in April 2006, the proceeds of which we used to extinguish amounts outstanding under two lines of credit.  The principal sources of cash during the nine months ended September 30, 2006 were $355.9 million provided by operating activities, $94.5 million of proceeds from the sale of marketable securities, $114.3 million from the sale of 4.0 million shares of common stock in the public offering described above and the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $39.3 million from returns on aircraft deposits, $68.3 million in proceeds from issuance of long-term debt, and $7.3 million of proceeds from the sale of owned aircraft and $2.0 million in tax benefit from exercise options to purchase shares of common stock.  We invested $127.9 million in marketable securities, $130.5 million in flight equipment, $8.8 million in other assets, $14.8 million in buildings and ground equipment and $0.4 million in deposits for aircraft.  We reduced the amounts outstanding under our lines of credit by $90.0 million, made principal payments on long-term debt of $64.0 million, and paid $5.5 million in cash dividends.  These factors resulted in a $239.7 million increase in cash and cash equivalents during the nine months ended September 30, 2006.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $192.6 million at September 30, 2006, compared to $159.1 million at December 31, 2005.  The increase in marketable securities was due primarily to the $355.9 million in cash provided for through operating activities for the nine months ended September 30, 2006.

At September 30, 2006, our total capital mix was 43.2% equity and 56.8% long-term debt, compared to 39.1% equity and 60.9% long-term debt at December 31, 2005.

During 2005, SkyWest Airlines increased an existing $10.0 million line-of-credit facility with a bank, to $40.0 million.  As of September 30, 2006, SkyWest Airlines had no borrowings outstanding under the facility.  The facility expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%.  Additionally during 2005, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million.  As of September 30, 2006, SkyWest Airlines repaid the borrowings under the second facility and the facility was terminated.

As of September 30, 2006, we had $35.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

On September 30, 2006, we classified $22.1 million as restricted cash, related to our workers compensation policies and our purchase of ASA. On December 31, 2005, we classified $24.8 million as restricted cash as required by our workers compensation policy.

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

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2006	2007	2008	2009	2010	2011	Thereafter

Firm aircraft Commitments	$301,000	$81,000	$220,000	$—	$—	$—	$—	$—
Operating lease payments for aircraft and Facility Obligations	3,452,053	72,974	302,634	278,791	294,080	287,632	284,528	1,931,414
Principal maturities on long-term debt	1,758,173	176,736	102,999	107,178	111,664	116,350	118,909	1,024,337
Total commitments and obligations	$5,511,226	$330,710	$625,633	$385,969	$405,744	$403,982	$403,437	$2,955,751

Purchase Commitments and Options

On February 4, 2005, we announced that SkyWest Airlines had been selected by United to operate 20 new CRJ700s in its United Express operations, and that SkyWest Airlines had placed a firm order for these CRJ700s with Bombardier.  Deliveries of these aircraft began in the third quarter of 2005 and were completed in March 2006.  Our total firm aircraft orders and commitments as of September 30, 2006 consisted of orders for 11 CRJ900s and commitments to lease four CRJ200’s from Delta.  Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $301 million.  Additionally, our agreement with Bombardier includes options for another 70 aircraft that can be delivered in either 70 or 90-seat configurations.  We presently anticipate that delivery dates for these aircraft could start in May 2007 and continue through April 2010; however, actual delivery dates remain subject to final determination as agreed upon by us and our code-share partners.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At September 30, 2006, we had 264 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.5 billion at September 30, 2006.  Assuming a 7.39% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at September 30, 2006.

As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft.

Long-term Debt Obligations

Our total long-term debt at September 30, 2006 was $1,758.2 million, of which $1,751.1 million related to the acquisition of Brasilia turboprop, CRJ200 and CRJ700 aircraft and $7.1 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop and CRJ200 aircraft was approximately 6.65% at September 30, 2006.  We currently anticipate that approximately $148 million of our current portion of long-term debt will be refinanced into permanent long-term financing within the next year.

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

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At September 30, 2006, we had variable rate notes representing 65.8% of our total long-term debt compared to 74.7% of our long-term debt at December 31, 2005.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2,700,000 in interest expense and received $1,280,000 additional interest income for the three months ended September 30, 2006.  Additionally, we would have incurred an additional $8,620,000 in interest expense and received $3,105,000 additional interest income for the nine months ended September 30, 2006.

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

We have an interest rate swap agreement to manage our exposure on the debt instrument related to our headquarters. Our policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, we do not speculate using derivative instruments. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.  The fair values of our derivative instruments are recognized as other current liabilities in the accompanying balance sheet.  In accordance with provisions of SFAS No. 133, we recorded a $238,000 and $440,000 liability at September 30, 2006 and 2005 respectively, in the accompanying consolidated balance sheets representing the fair value of the outstanding interest rate swap agreement.  We increased interest expense by $152,000 and decreased interest expense by $202,000 during the nine months ended September 30, 2006 and 2005, respectively, relating to adjustments to the fair value of the derivatives.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2006.  During the three months ended June 30, 2006, we changed ASA’s accounting software system to the SkyWest accounting software system.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to our company required to be included in our reports filed or submitted under the Exchange Act.  There have been no significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of September 30, 2006, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

Under our code-share agreements with Delta and United, we are compensated for certain costs we incur in providing services.  With respect to costs that are defined as “pass-through” costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur).  With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs.  During the nine months ended September 30, 2006, approximately 55.6% of our costs were pass-through costs and 44.4% of our costs were reimbursable at pre-determined rates.  These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services.  If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

We have a significant amount of contractual obligations.

As of September 30, 2006, we had a total of approximately $1.7 billion in total long-term debt obligations.  Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts including debt assumed in the ASA acquisition.  We also have significant long-term lease obligations primarily relating to our aircraft fleet.  These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets.  At September 30, 2006, we had 264 aircraft under lease, with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.5 billion at September 30, 2006.  At a 7.39% discount factor, the present value of these lease obligations was equal to approximately $2.1 billion at September 30, 2006.  As of September 30, 2006, we had commitments of approximately $301 million to purchase 11 CRJ900s and to lease four CRJ200’s, together with related flight equipment.  We expect to complete these deliveries by April 2007.  Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel.  Labor costs constitute a significant percentage of our total operating costs.  For example, during the nine months ended September 30, 2006, our labor costs constituted approximately 23.2% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees.  Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

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

We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets.  For the nine months ended September 30, 2006, 57.7% of our “available seat miles” (which represents the number of seats available for passengers, multiplied by the number of miles those seats are flown (“ASMs”) were flown using CRJ200s, 35.9% of our ASMs were flown using CRJ700s, 4.8% of our ASMs were flown using Brasilia turboprops and 1.5% of our ASMs miles were flown using ATR-72 turboprops and 0.1% of our ASMs were flown using CRJ900s..  As of September 30, 2006, we had commitments of approximately $301 million to purchase 11 CRJ900s and to lease four CRJ200’s, together with related flight equipment.   Additionally, we had obtained options to acquire another 70 regional jets that can be delivered in either 70 or 90-seat configurations.  Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

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

Because the average age of our CRJ700s and CRJ200s is approximately 1.9 and 4.9 years, respectively, our regional jet fleet requires less maintenance now than it will in the future.  We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred.  Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.  Under our United Express Agreement, specific amounts are included in the rates for future maintenance on CRJ200 engines used in our United Express operations.  The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

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

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders.  As of September 30, 2006, we had 63,913,060 shares of common stock outstanding, net of treasury stock.  In addition, we have a stock option plan under which 4,796,445 shares are reserved for issuance, and an employee stock purchase plan under which 2,500,000 shares are reserved for issuance, both of which may dilute the ownership interests of our shareholders.  The issuance of any additional shares of common stock would further dilute the percentage ownership of existing shareholders.  Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock.  Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines.  Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting.  The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2006.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer