Form 10-K
period 2006-12-31
SKYWEST INC
filed 2007-03-01
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq National Market) on June 30, 2006 was approximately $1,579,491,887.

As of February 23, 2007, there were 64,345,650 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the solicitation of proxies in connection with the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III as specified.

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

There may be other factors that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by law.

ITEM 1.                BUSINESS

General

We are a holding company that operates two independent, wholly-owned subsidiaries, SkyWest Airlines and ASA. SkyWest Airlines and ASA are regional airlines offering scheduled passenger service with over 2,400 daily departures to 229 destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as either Delta Connection or United Express under code-share arrangements with Delta or United, with significant presence in their key domestic hubs and focus cities. SkyWest Airlines and ASA generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

SkyWest Airlines and ASA have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories—SkyWest Airlines has been flying since 1972 and ASA since 1979. As of December, 31, 2006, our consolidated fleet consisted of a total of 410 aircraft, of which 244 were in service with Delta and 166 were in service with United. We currently operate one type of regional jet aircraft in three different configurations, the 40- and 50-seat Bombardier CRJ200 Regional Jet (the “CRJ200”), the 70-seat Bombardier CRJ700 Regional Jet (the “CRJ700”) and the 70-90-seat Bombardier CRJ900 Regional Jet (the “CRJ900”), and two types of turboprop aircraft, the 30-seat Embraer Brasilia EMB-120 turboprop (the “Brasilia turboprop”) and the 66-seat Avions de Transport 72-210 turboprop (the “ATR-72 turboprop”). SkyWest Airlines and ASA have combined firm orders to acquire eight additional new CRJ900s to be flown for Delta. Additionally, SkyWest Airlines and ASA have plans to place into service 15 additional CRJ200s and 12 additional CRJ700s during the year ending December 31, 2007. In addition, we have options to acquire 38 additional Bombardier Regional Jets over the next two years. We believe the option aircraft, which range in seating configurations between 50 and 90 seats, position us to capitalize on additional growth opportunities with our existing and other potential code-share partners. Of those additional aircraft, we anticipate that the 12 CRJ700s will be subleased from Delta, 11 CRJ200s will be provided through short-term lease arrangements with third parties and SkyWest Airlines will provide four CRJ200s which are currently operated as spare aircraft.

On September 7, 2005, we completed the acquisition of ASA from Delta. We believe the combination of SkyWest Airlines and ASA presents our company with opportunities for growth through our two geographically-focused regional airline platforms – SkyWest Airlines in the Western United States and ASA in the Eastern United States. We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub. In connection with the ASA acquisition, we established separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained control of 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has committed to provide to us opportunities to utilize 20 additional regional jets in our fleet by the end of 2007. Delta has also agreed that, starting in 2008, ASA will have the right to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bids for additional regional flying are competitive with other regional carriers.

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

Our Operating Platforms

SkyWest Airlines

SkyWest Airlines provides regional jet and turboprop service in the Western United States with the exception of flying provided to United out of its Chicago (O’Hare) hub. SkyWest Airlines offered approximately 1,600 daily scheduled departures as of December 31, 2006, of which approximately 1,200 were United Express flights and approximately 400 were Delta Connection flights. SkyWest Airlines’ operations are conducted from hubs located in Chicago (O’Hare), Denver, Los Angeles, San Francisco and Salt Lake City. SkyWest Airlines’ fleet as of December 31, 2006 consisted of nine 70-90-seat CRJ900s, all of which were flown for Delta, 61 70-seat CRJ700s, of which 52 were flown for United and nine for Delta; 123 50-seat CRJ200s, of which 66 were flown for United and 57 were flown for Delta, and 62 30-seat Brasilia turboprops, of which 48 were flown for United and 14 were flown for Delta. SkyWest Airlines currently conducts its Delta code-share operations pursuant to the terms of an Amended and Restated Delta Connection Agreement which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the “SkyWest Airlines Delta Connection Agreement”). In addition, the SkyWest Airlines Delta Connection Agreement provides for us to increase our profitability if we reduce our total costs. SkyWest Airlines’ United code-share operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis plus a margin based on performance incentives (the “United Express Agreement”). Under the United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions.

On December 20, 2006, SkyWest Airlines entered into an Airlines Services Agreement with Midwest Airlines, Inc (“Midwest”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s. The initial 15 aircraft are scheduled for delivery beginning in April 2007 and continuing through October 2007. Delivery dates of additional aircraft, if any, will be determined at a later date. Pursuant to the Midwest agreement, Midwest has agreed to pay SkyWest Airlines primarily on a fee-per-completed block hour and a fee-per-aircraft in service basis. We anticipate that the aircraft placed in service for Midwest will serve markets from Midwest’s current hubs in Milwaukee and Kansas City.

ASA

ASA provides regional jet service primarily in the United States east of the Mississippi River. ASA offered more than 750 daily scheduled departures as of December 31, 2006, all of which were Delta Connection flights. ASA’s operations are conducted primarily from hubs located in Atlanta, Salt Lake City and Cincinnati. ASA’s fleet as of December 31, 2006, all of which were flown for Delta, consisted of 31 70-seat CRJ700s, 112 40 and 50-seat CRJ200s, and 12 ATR-72 turboprops (which we expect to remove from service by December 2008). Under the terms of the Second Amended and Restated Delta Connection Agreement executed by ASA and Delta (the “ASA Delta Connection Agreement”), Delta has agreed to compensate ASA for its direct costs associated with operating Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ASA Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.

Growth Opportunities

During the five years ended December 31, 2006, our total operating revenues expanded at a compounded annual rate of 41.6% and the number of daily flights we operated increased from approximately 1,000 at the end of 2002 to approximately 2,400 as of December 31, 2006. With the exception of our acquisition of ASA, our growth during that five-year period was internally generated. We believe there are additional opportunities for expansion of our operations, consisting primarily of:

•       Delivery of Aircraft Under Firm Order. We have firm orders to acquire eight additional new CRJ900s. In addition, we intend to operate 11 additional CRJ200s through third-party lease arrangements and sublease 12 additional CRJ700s from Delta during the year ending December 31, 2007. Additionally, we expect to place four owned CRJ200 spare aircraft into service in 2007.  We have agreements with Delta or Midwest to place all 35 of these aircraft into revenue service, under long-term, fixed-fee contracts.

•       Potential Opportunities from Delta’s Restructuring. We believe that as Delta restructures its fleet under bankruptcy protection, there may be new regional flying contracts that become available for qualified regional carriers. ASA holds certain rights to maintain its proportion of overall Delta regional flights, as well as its proportion of Delta’s regional flights to and from Atlanta. This may help ASA compete for new flying mandates, if any, that come into existence at Delta.

•       Scope Clause Relief. “Scope clauses” are elements of major airlines’ labor contracts with their own pilots that place restrictions on the number and size of aircraft, or the amount of flight activity, that can be operated by major airlines’ regional airline contractors such as ASA and SkyWest Airlines. Greater liberalization of scope clauses generally creates more business opportunities for regional airlines. Since 2001, five major national airlines (American Airlines, Inc. (“American”), Delta, Northwest Airlines, Inc. (“Northwest”), United and US Airways, Inc. “US Airways”) have achieved some scope clause liberalization. If further efforts by major airlines to relax scope clause restrictions are successful, it may create incremental opportunities for regional airlines.

•       Narrowbody Replacement Flying. A meaningful portion of the recent growth of the regional airline industry resulted from the replacement of major airline-operated narrowbody jet aircraft (such as 737s, DC9s, MD80s and A319s) with regional airline-operated jets on the same routes. The major airline affects this change in equipment to achieve an advantage in trip costs, unit costs, frequency or a combination of these benefits. At present, the fleets of the six major national airlines include a significant number of narrowbody aircraft that are more than 15 years old. Such older aircraft are frequently less fuel- and maintenance-efficient than new aircraft. If major airlines decide to substitute newer regional airline-operated equipment for any portion of these older narrowbody aircraft under their retirement, it may create incremental opportunities for regional airlines.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest Airlines and ASA compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ASA extend nationally throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other regional airline, and to a certain extent, also the major and low-cost carriers. The primary competitors of SkyWest Airlines and ASA among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. (“American Eagle”) (owned by American), Comair, Inc. (“Comair”) (owned by Delta), ExpressJet Holdings, Inc.

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

Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns is somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ASA. Nevertheless, the per passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta or United, or one or more other code-share partners we may secure in the future, experience a prolonged decline in passenger load or are harmed by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ASA or cancel flights in order to reduce their costs.

Industry Overview

Majors, Low Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been dominated by several major airlines, including American, Continental Airlines, Inc. (“Continental”), Northwest, US Airways, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

Low cost carriers, such as Southwest Airlines Co. (“Southwest”), JetBlue Airways Corporation (“JetBlue”), US Airways, Frontier Airlines, Inc. (“Frontier”) and AirTran Airways, Inc. (“AirTran”), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

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

Growth of the Regional Airline Industry

According to the Regional Airline Association, the regional airline sector of the airline industry experienced compounded annual passenger growth of 12.3% between 2000 and 2005. We believe the growth of the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable to a number of factors, including:

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

Relationship of Regional and Major Airlines

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O’Hare), Denver, Los Angeles and San Francisco as United Express and out of Salt Lake City as The Delta Connection. ASA operates as The Delta Connection out of Atlanta, Cincinnati and Salt Lake City. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

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

Code-Share Agreements

SkyWest Airlines operates under a United Express Agreement with United, and SkyWest Airlines and ASA operate under Delta Connection Agreements with Delta. These code-share agreements authorize Delta and United to identify our flights and fares under their two-letter flight designator codes (“DL” and “UA”) in the central reservation systems, and authorize us to paint our aircraft with their colors and logos and to market our status as The Delta Connection or United Express. Under each of our code-share agreements, our passengers participate in the major partner’s frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta and United. As of December 31, 2006, approximately 94.0% of SkyWest Airlines’ and ASA’s total daily flights were structured as contract flights, where Delta or United controls scheduling, ticketing, pricing and seat inventories. The remainder of our flights are pro-rate flights, where SkyWest Airlines and ASA control scheduling, ticketing, pricing and seat inventories, and share revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement. Under our code-share agreements, we have commitments from our major partners to place 35 additional regional jets into service over the next year.

SkyWest Airlines Delta Connection Agreement

SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2006, SkyWest Airlines operated nine CRJ900s, nine CRJ700s, 57 CRJ200s and 14 Brasilia turboprops under the SkyWest Airlines Delta Connection Agreement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2006, SkyWest Airlines was operating approximately 400 Delta Connection flights per day between Salt Lake City and designated outlying destinations. Delta is entitled to all passenger, cargo and other revenues associated with each flight.

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

The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances including:

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

•       if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U. S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

•       if SkyWest Airlines fails to maintain competitive base rate costs (provided that SkyWest Airlines has the right to adjust its rates prior to any such termination).

ASA Delta Connection Agreement

ASA and Delta are parties to the ASA Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2006, ASA operated 31 CRJ700s, 112 CRJ200s and 12 ATR-72 turboprops for Delta under the ASA Delta Connection Agreement. We expect to remove the 12 ATR-72 turboprops from the ASA fleet and return them to Delta by December 2008. ASA operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2006, ASA was operating more than 750 Delta Connection flights per day between Atlanta, Cincinnati, Salt Lake City and designated outlying destinations. Under the ASA Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

In exchange for providing the designated number of flights and performing ASA’s other obligations under the ASA Delta Connection Agreement, ASA receives from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to Delta Connection flights plus (ii) if ASA completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs (not including fuel costs) related to the Delta Connection flights. Costs directly reimbursed by Delta under the ASA Delta Connection Agreement include costs related to fuel, ground handling, and aircraft maintenance and ownership. The ASA Delta Connection Agreement also provides for incentive compensation based upon ASA’s performance, including on-time arrival performance and completion percentage rates.

The ASA Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The ASA Delta Connection Agreement is subject to early termination in various circumstances including:

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

•       if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U. S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

•       if ASA fails to maintain competitive base rate costs (provided that ASA has the right to adjust its rates prior to any such termination).

2006 Delta Aircraft Award

In December 2006, we expanded our relationship with Delta by entering into a Delta Connection agreement which awarded us the right to operate 12 CRJ700s, previously operated by Comair. The Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under the ASA Delta Connection Agreement. We have the right to designate either SkyWest Airlines or ASA to operate the 12 aircraft to provide service to and from Delta’s Cincinnati hub through February 2012 (subject to Delta’s right to extend the arrangement for up to three additional three year terms). We received the first six aircraft in January and February 2007 and anticipate receiving the remaining six aircraft through April 2007. Under the arrangement, Delta has agreed to pay ASA or SkyWest Airlines, as applicable, a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee for overhead, a one-time start-up payment for each aircraft delivered and incentive payments based upon performance, including on-time arrival performance and completion percentage rates. Additionally, Delta has agreed to reimburse SkyWest Airlines or ASA, as applicable, for certain operating costs.

SkyWest Airlines United Express Agreement

SkyWest Airlines and United are parties to the United Express Agreement entered into on July 31, 2003. As of December 31, 2006, SkyWest Airlines operated 52 CRJ700s, 66 CRJ200s and 48 Brasilia turboprops under the United Express Agreement, flying a total of approximately 1,200 United Express flights per day between Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland and

Seattle/Tacoma and designated outlying destinations. Generally, under the United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

In exchange for providing the designated number of flights and performing SkyWest Airlines’ obligations under the United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee per passenger, a fixed-fee for overhead and aircraft costs, and a one-time start-up payment for each aircraft delivered. The United Express Agreement provides for incentives based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines’ operating costs are reimbursed by United, including costs related to fuel and aircraft ownership.

The United Express Agreement is scheduled to expire incrementally on December 31, 2011, 2013 and 2015. United has the option, upon one year’s notice, of extending the United Express Agreement for five years. The United Express Agreement is subject to early termination in various circumstances including:

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

Midwest Airline Services Agreement

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s. The initial 15 aircraft are scheduled for delivery beginning in April 2007 and continuing through October 2007. Delivery dates of additional aircraft, if any, will be determined at a later date. We expect that the aircraft will serve markets from Midwest’s current hubs in Milwaukee and Kansas City.

In exchange for providing the designated number of flights and performing SkyWest Airlines’ other obligations under the Airlines Service Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Airlines Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.

The Airlines Services Agreement expires on June 30, 2012 and automatically extends for successive two year renewal periods unless either party gives written notice to the other party at least one year prior to the expiration of the in any renewal period that such party intends not to renew the agreement. The Airline Services Agreement is subject to early termination in various circumstances including:

•       if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U. S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors.

•       if SkyWest Airlines or Midwest commits a material breach of the Airline Services Agreement, subject to 30 days notice and cure rights;

•       if SkyWest Airlines’ operations fall below certain performance levels, subject to a cure period; or

•       if SkyWest Airlines fails to conduct all flight operations and maintain all aircraft under the Airline Services Agreement in compliance in all material respects with applicable government regulations.

Markets and Routes

As of December 31, 2006, SkyWest Airlines scheduled the following daily flights as a United Express carrier: 304 flights to or from Chicago O’Hare International Airport, 300 flights to or from Denver International Airport, 290 flights to or from Los Angeles International Airport, 228 flights to or from San Francisco International Airport and 88 flights to or from other outlying airports.

As of December 31, 2006, SkyWest Airlines and ASA scheduled the following daily flights as Delta Connection carriers: 674 flights to or from Hartsfield-Jackson Atlanta International Airport, 478 flights to or from Salt Lake City International Airport, 46 flights to or from Cincinnati/Northern Kentucky International Airport and eight flights to or from other outlying airports.

Our flight schedules are structured to facilitate the connection of our passengers with flights of our major partners at the airports we serve. The following chart shows selected information about the cities and routes served by SkyWest Airlines and ASA as of December 31, 2006.

Current Combined Route System:

Training and Aircraft Maintenance

SkyWest Airlines’ and ASA’s employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines and ASA crew members and maintenance personnel at their respective training facilities. SkyWest Airlines and ASA also contract with third party vendors for non-routine airframe and engine maintenance.

Employees

As of December 31, 2006 SkyWest and SkyWest Airlines collectively employed 8,792 full-time equivalent employees consisting of 3,799 pilots and flight attendants, 3,562 customer service personnel, 972 mechanics and other maintenance personnel, and 459 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines’ employees occur from time to time and we anticipate that such efforts will continue in the future. During 2004, SkyWest Airlines’ pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines’ pilots may again vote on this issue at any time because one year has passed since the previous vote. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines’ relationships with its employees to be good.

As of December 31, 2006, ASA employed approximately 5,658 full-time equivalent employees consisting of 2,376 pilots and flight attendants, 2,135 customer service personnel, 853 mechanics and other maintenance personnel, and 294 administration and support personnel. Three of ASA’s employee groups are represented by unions. ASA’s pilots are represented by the Air Line Pilots Association International, ASA’s flight attendants are represented by the Association of Flight Attendants—CWA, and ASA’s flight controllers are represented by the Professional Airline Flight Control Association. The collective bargaining agreements between ASA and its pilots and flight attendants became amendable September 15, 2002 and September 26, 2003, respectively. ASA has been negotiating with the pilots and flight attendants unions since 2002 and 2003, respectively. Each of these negotiations is currently under the jurisdiction of mediators supplied by the National Mediation Board. The collective bargaining agreement between ASA and its flight controllers became amendable in April 2006. ASA has never experienced a work stoppage due to a strike or other labor dispute, and considers its relationships with employees to be good.

Government Regulation

All interstate air carriers, including SkyWest Airlines and ASA, are subject to regulation by the U.S. Department of Transportation (the “DOT”), the U.S. Federal Aviation Administration (the “FAA”) and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other ways, certifications, which are necessary for the continued operations of SkyWest Airlines and ASA, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

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

If any of our code-share agreements are terminated pursuant to the terms of those agreements, due to the bankruptcy and restructuring proceedings of Delta, or otherwise, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

The current terms of the SkyWest, SkyWest Airlines and ASA Delta Connection Agreements are subject to certain early termination provisions. Delta’s termination rights include cross-termination rights (meaning that a breach by SkyWest Airlines or ASA of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate both Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ASA from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ASA, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current term of the SkyWest Airlines’ United Express Agreement is subject to certain early termination provisions and subsequent renewals. United may terminate the United Express Agreement due to an uncured breach by SkyWest Airlines of certain operational and performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals.

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

Although a plan of reorganization has been confirmed in the United bankruptcy proceedings, which became effective on February 1, 2006, and Delta has recently filed a proposal plan of reorganization and scheduled a confirmation hearing during April 2007, there is no assurance that either United or Delta will ultimately succeed in its reorganization efforts or will remain a going concern over the long term. Likewise, even though both Delta and United have assumed our code-share agreements with bankruptcy court approval, there is no assurance that these agreements will survive the Chapter 11 cases. For example, the Delta reorganization could be converted to a liquidation, or Delta could liquidate some or all of its assets through one or more transactions with one or more third parties with bankruptcy court approval. In addition, Delta may not be able to confirm and consummate a successful plan of reorganization that provides for continued performance of its obligations under its code-share agreements with us. In the event United is not able to perform successfully under the terms of its plan of reorganization, assumption of our United Express Agreement could be subjected to similar risks.

Other aspects of the Delta and United bankruptcies and reorganizations pose additional risks to our code-share agreements. Delta may not be able to obtain bankruptcy court approval of its proposed plan of reorganization or various motions necessary for it to administer its bankruptcy case. As a consequence, Delta may not be able to maintain normal commercial terms with vendors and service providers, including other code-share partners that are critical to its operations. These and other factors not identified here could significantly delay the resolution of the Delta bankruptcy and reorganization and could threaten Delta’s operations. As to United, even though a plan of reorganization has been confirmed in the United bankruptcy proceedings, there is no assurance that United will be able to operate successfully under the terms of its confirmed plan.

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

Our achievement of the potential benefits of the ASA acquisition will depend, in substantial part, on our ability to successfully implement our business strategy, including improving the utilization of equipment and facilities, increasing employee productivity and allocating overhead and administrative expenses over a larger platform. We will be unable to achieve the potential benefits of the ASA acquisition unless we are able to efficiently integrate the SkyWest Airlines and ASA operating platforms in a timely manner. The integration of SkyWest Airlines and ASA may be costly, complex and time-consuming, and the managements of SkyWest Airlines and ASA will have to devote substantial effort to such integration. If we are not able to successfully achieve these objectives, the potential benefits of the ASA acquisition may not be realized fully or at all, or they may take longer to realize than expected. In addition, assumptions underlying estimates of expected cost savings and expected revenues may be inaccurate, or general industry and business conditions may deteriorate. Our combined operations with ASA may experience increased competition that limits our ability to expand our business. We cannot assure you that the ASA acquisition will result in combined results of operations and financial condition consistent with our expectations or superior to what we and ASA could have achieved independently.

The amounts we receive under our code-share agreements may be less than the actual amounts of the corresponding costs we incur.

Under our code-share agreements with Delta, United and Midwest, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as “pass-through” costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-

determined rates for certain costs. During the year ended December 31, 2006, approximately 55% of our costs were pass-through costs and 45% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

We have a significant amount of contractual obligations.

As of December 31, 2006, we had a total of approximately $1.8 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts including debt assumed in the ASA acquisition. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our condensed consolidated balance sheets. At December 31, 2006, we had 268 aircraft under lease, with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.5 billion at December 31, 2006. At a 7% discount factor, the present value of these lease obligations was equal to approximately $2.2 billion at December 31, 2006. As of December 31, 2006, we had commitments of approximately $363.5 million to purchase eight CRJ900s, to place into service 11 CRJ200s through third-party lease arrangements and to sublease 12 CRJ700’s from Delta, together with related flight equipment. We expect to complete these deliveries by April 2007. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

There are risks associated with our regional jet strategy, including potential oversupply and possible passenger dissatisfaction.

Our selection of Bombardier Regional Jets as the primary aircraft for our existing operations and projected growth involves risks, including the possibility that there may be an oversupply of regional jets available for sale in the foreseeable future, due, in part, to the financial difficulties of regional and major airlines, including Delta, United, Northwest, Comair, Mesaba Aviation, Inc., and FLYi, Inc. which liquidated its regional jet fleet. A large supply of regional jets may allow other carriers, or even new carriers, to acquire aircraft for unusually low acquisition costs, allowing them to compete more effectively in the industry, which may ultimately harm our operations and financial performance.

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

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2006, our labor costs constituted approximately 23.3% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

ASA’s pilots, flight attendants and flight controllers are represented by unions, including:  The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. ASA’s pilots and flight attendants are currently working under open labor contracts, and ASA has been in negotiations with respect to such contracts since 2002 and 2003 respectively. The contract with ASA’s flight controllers became amendable in April 2006. Negotiations with unions representing ASA’s employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

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

If we are unable to reach labor agreements with any current or future unionized work groups, we may be subject to work interruptions or stoppages, which may adversely affect our ability to conduct our operations and may even allow Delta, United or Midwest to terminate their respective code-share agreements.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require, which could have a material adverse impact on our business.

We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the year ended December 31, 2006, 57.3% of our available seat miles were flown using CRJ200s, 35.6% of our available seat miles were flown using CRJ700s and 0.8% of our available seat miles were flown using CRJ900s. As of December 31, 2006, we had commitments of approximately $363.5 million to purchase eight CRJ900s, to place into service 11 CRJ200s through third-party lease arrangements and to sublease 12 CRJ200’s from Delta, together with related flight equipment. Additionally, we have obtained options to acquire another 38 regional jets that can be delivered in 70 to 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

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

Because the average age of our CRJ900s, CRJ700s and CRJ200s is approximately 0.3, 2.1 and 5.1 years, respectively, our regional jet fleet requires less maintenance now than it will in the future. We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Under our United Express Agreement, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in our United Express operations. The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

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

Our business depends upon the efforts of our chief executive officer, Jerry C. Atkin, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who leave and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-man insurance on any of our executive officers.

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

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways, Frontier, and AirTran, among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between America West Airlines and US Airways in September 2005, and American Airlines’ acquisition of the majority of Trans World Airlines’ assets in 2001. Other developments include domestic and international code-share alliances between major carriers, such as the “SkyTeam Alliance,” that includes Delta, Continental and Northwest, among others. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

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

Fuel costs have adversely affected, and may continue to adversely affect, the operations and financial performance of the airline industry.

The price of aircraft fuel is unpredictable and increased significantly during much of 2006. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decreases will likely have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

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

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2006, we had 63,958,618 shares outstanding, net of treasury shares. In addition, as of December 31, 2006, we had equity-based incentive plans under which 4,801,537 shares are reserved for issuance and an employee stock purchase plan under which 2,338,631 shares are reserved for issuance, both of which may dilute the ownership interest of our stockholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None

ITEM 2.                PROPERTIES

Flight Equipment

As of December 31, 2006, we owned or leased a fleet of aircraft, consisting of the following types of aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	81	154	50	1,500	530	5.1
CRJ700s	47	45	70	1,600	530	2.1
CRJ900s	—	9	90	1,500	530	0.3
Brasilia Turboprops	14	48	30	300	300	9.9
ATR-72 Turboprops	—	12	66	300	300	13.2

SkyWest Airlines has firm orders to acquire eight additional new CRJ900s. In addition, SkyWest Airlines and ASA collectively intend to acquire 11 additional CRJ200s and sublease 12 CRJ700s from Delta commencing during the year ending December 31, 2007. SkyWest and ASA do not presently have orders for additional aircraft other than these Bombardier Regional Jets. Gross committed expenditures for these 31 aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $363.5 million through April 2007. We presently are receiving these aircraft on an incremental schedule, and anticipate that delivery dates for these aircraft could continue through approximately August 2007; however, actual delivery dates remain subject to final determination based on various factors. SkyWest Airlines and ASA have also obtained combined options for another 38 Bombardier Regional Jets that can be delivered in either 70 or 90-seat configurations.

The following table outlines the number of Bombardier Regional Jets that SkyWest Airlines and ASA are scheduled to receive during each of the periods set forth below and the expected size and composition of our combined fleet following the receipt of these aircraft.

	During the fiscal year ending December 31,
	2007	2008	2009	2010
Additional aircraft deliveries
Additional CRJ200s	11	0	0	0
Additional CRJ700s	12	0	0	0
Additional CRJ900s	8	0	0	0
Expected fleet size
Total Bombardier Regional Jets	367	367	367	367
Total Brasilia Turboprops	59	58	56	46
Total ATR-72 Turboprops	12	0	0	0
Total Combined Fleet	438	425	423	413

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

Brasilia Turboprops

The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a Bombardier Regional Jet impractical. As of December 31, 2006, SkyWest Airlines operated 62 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines’ Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

ATR-72 Turboprops

While ASA currently operates 12 ATR-72 turboprops out of Atlanta, we expect that these aircraft will be removed from service by December 2008.

Ground Facilities

SkyWest Airlines and ASA own or lease the following principal properties:

SkyWest Airlines Facilities

•       SkyWest Airlines owns a 56,600 square foot aircraft maintenance facility in Palm Springs, California

•       SkyWest Airlines leases a 131,300 square foot facility at the Salt Lake International Airport. This facility consists of a 58,400 square foot aircraft maintenance hangar and 72,900 square feet of training and office space. In January 2002, we entered into a sale lease-back agreement with the Salt Lake Airport Authority. SkyWest Airlines is leasing the facility under an operating lease arrangement over a 26-year term.

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

•       SkyWest Airlines leases a 57,000 square foot maintenance facility in Chicago, Illinois.

•       SkyWest Airlines is currently constructing a maintenance facility in Colorado Springs, Colorado. The facility includes a 55,000 square foot hanger and a 46,000 square foot office facility and is expected to be completed by summer 2007.

•       SkyWest Airlines leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with SkyWest Airlines personnel. Other airlines, including Delta and United, provide ticket handling and/or ground support services for SkyWest Airlines in 54 of the 133 airports to which SkyWest Airlines flies.

•       We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, in two adjacent buildings of 63,000 and 55,000 square feet, respectively. Both facilities were internally funded with cash generated from operations and were subsequently refinanced with third-party debt.

ASA Facilities

•       ASA leases 63,300 square feet in an office building located at the Hartsfield-Jackson Atlanta International Airport which serves as ASA’s corporate headquarters. The lease expires on April 30, 2008.

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

•       ASA leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Salt Lake City, Utah; Columbia, South Carolina; Fort Walton Beach, Florida; Montgomery, Alabama; Cincinnati, Ohio, Los Angeles, California; and Shreveport, Louisiana.

•       ASA uses 29 gates at the Hartsfield-Jackson Atlanta International Airport:  13 gates are leased directly from the airport authority, six gates are subleased from US Air, eight gates are subleased from Delta and two gates are used pursuant to a month-to-month arrangement with the City of Atlanta.

•       ASA leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with ASA personnel. Other airlines, including Delta, provide ticket handling and/or ground support services for ASA in 107 of 145 airports ASA serves.

Our management deems SkyWest Airlines’ and ASA’s current facilities as being suitable and necessary to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.                LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2006, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock is traded on The Nasdaq National Market under the symbol “SKYW.” At February 23, 2007, there were approximately 1,118 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2006		2005
Quarter	High	Low	High	Low
First	$29.79	$26.02	$20.30	$16.05
Second	29.46	21.46	19.76	17.35
Third	25.99	22.12	26.82	18.08
Fourth	28.05	24.60	32.84	26.25

The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During 2006 and 2005, our Board of Directors declared regular quarterly dividends of $0.03 per share. On November 8, 2006, our Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable to stockholders of record on December 29, 2006 and paid the dividend on January 5, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2006.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders (1)	5,504,572	$19.36	7,140,168

(1)         Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 6 to our Consolidated Financial Statements for the fiscal year ended December 31, 2006, included in Item 8 of this Report, for additional information regarding these plans.

ITEM 6.                SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2006	2005(2)	2004	2003	2002
Operating revenues	$3,114,656	$1,964,048	$1,156,044	$888,026	$774,447
Operating income	339,160	220,408	144,776	108,480	119,555
Income before cumulative effect of change in accounting principle	145,806	112,267	81,952	66,787	78,277
Net income	145,806	112,267	81,952	66,787	86,866
Net income per common share:
Basic	$2.33	$1.94	$1.42	$1.16	$1.52
Diluted	2.30	1.90	1.40	1.15	1.51
Weighted average shares:
Basic	62,474	57,851	57,858	57,745	57,229
Diluted	63,382	58,933	58,350	58,127	57,551
Total assets	$3,731,419	$3,320,646	$1,662,287	$1,529,210	$999,384
Current assets	1,095,454	693,632	712,337	670,368	513,233
Current liabilities	408,431	615,917	170,467	151,959	121,388
Long-term debt, net of current maturities	1,675,626	1,422,758	463,233	462,773	125,379
Stockholders’ equity	1,178,293	913,198	779,055	709,063	638,686
Return on average equity(1)	13.9%	13.2%	11.0%	9.9%	14.7%
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.08	$0.08

(1)          Calculated by dividing net income by the average of beginning and ending stockholders’ equity for the year

(2)          On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash. We paid $5.3 million of transaction fees and assumed approximately $1.25 billion in long-term debt and related assets. Our 2005 consolidated operating revenues contain 114 days of additional revenue and expenses generated by the ASA acquisition.

Selected Operating Data

	Year Ended December 31,
	2006		2005		2004		2003		2002
Block hours	1,298,769		866,975		589,129		482,158		405,007
Departures	857,631		623,307		464,697		395,631		351,631
Passengers carried	31,465,552		20,343,975		13,424,520		10,738,691		8,388,935
Revenue passenger miles (000)	15,819,191		9,538,906		5,546,069		4,222,669		2,990,753
Available seat miles (000)	20,209,888		12,718,973		7,546,318		5,875,029		4,356,053
Passenger load factor	78.3%		75.0%		73.5%		71.9%		68.7%
Passenger break-even load factor	72.7%		68.6%		65.5%		63.9%		58.4%
Yield per revenue passenger mile	19.5	¢	20.3	¢	20.5	¢	20.9	¢	25.7	¢
Revenue per available seat mile	15.4	¢	15.4	¢	15.3	¢	15.1	¢	17.8	¢
Cost per available seat mile	14.3	¢	14.1	¢	13.6	¢	13.4	¢	15.1	¢
Average passenger trip length	503		469		413		393		356
Number of operating aircraft at end of year	410		380		206		185		149

Quarterly Financial Data

	Year Ended December 31, 2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$742,855	$790,404	$791,841	$789,556	$3,114,656
Operating income (000)	82,863	89,621	87,771	78,905	339,160
Net income (000)	34,588	39,286	40,685	31,247	145,806
Net income per common share:
Basic	$0.59	$0.62	$0.64	$0.49	$2.33
Diluted	0.57	0.62	0.63	0.48	2.30
Weighted average common shares:
Basic:	59,118	62,970	63,870	63,940	62,474
Diluted:	60,417	63,759	64,482	64,868	63,382

The following terms used in this section and elsewhere in this Report have the meanings indicated below:

“Revenue passenger miles” represents the number of miles flown by revenue passengers.

“Available seat miles” represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

“Passenger load factor” represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

“Passenger breakeven load factor” is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

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

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2006, 2005 and 2004. Also discussed is our financial position as of the end of December 31, 2006 and 2005. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled ‘‘Cautionary Statement Concerning Forward-Looking Statements’’ and “Item 1A. Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines and ASA, we operate the largest regional airline in the United States. As of December 31, 2006, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,400 total daily departures to 229 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, we provide ground handling services for approximately nine other airlines throughout our system. As of December 31, 2006, our consolidated fleet consisted of 235 CRJ200s (66 assigned to United and 169 assigned to Delta, including ten CRJ100s which have been upgraded to conform to the manufacturer’s specifications for CRJ200s) 92 CRJ700s (52 assigned to United and 40 assigned to Delta), nine CRJ900s (all assigned to Delta), 62 Brasilia turboprops (48 assigned to United and 14 assigned to Delta), and 12 ATR-72 turboprops (all assigned to Delta). We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the month ended December 31, 2006, approximately 58.1% of our aggregate capacity was operated under the Delta code and approximately 41.9% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of December 31, 2006, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, and a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating more than 1,600 total daily flights.

On September 7, 2005, we completed the acquisition of ASA from Delta for $421.3 million in cash. Additionally, as part of the purchase, we paid $5.3 million of transaction fees and assumed approximately $1.25 billion in long-term debt. In addition, we returned to Delta $50 million in deposits that Delta had previously paid on future ASA aircraft deliveries. We believe the combination of SkyWest Airlines and ASA presents us with new opportunities for growth through our two geographically-focused regional airline platforms–SkyWest Airlines in the Western United States and ASA in the Eastern United States. We now provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub. In connection with the ASA acquisition, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained control of 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has committed to provide to us opportunities to utilize 20 additional regional jets in our fleet by the end of 2007. Delta has also agreed that, starting in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it has in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 750 daily flights, all in the Delta Connection system.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. Since August 1, 2003, all of our CRJ flights have been contract flights. For the year ended December 31, 2006, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while approximately 71% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 29% percent flown under pro-rate arrangements.

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

Although Delta has filed a proposed plan of reorganization and scheduled a hearing seeking confirmation of the proposed plan, it could convert its reorganization proceeding to a liquidation proceeding under the U.S. Bankruptcy Code or liquidate some or all of its assets through one or more transactions with third parties. Such events could jeopardize our Delta Connection operations, leave us unable to efficiently utilize the additional aircraft which we are currently obligated to purchase, or result in other outcomes which could have a material adverse effect on our operating results or financial condition.

Although a plan of reorganization has been confirmed in United’s bankruptcy proceedings, which became effective on February 1, 2006, there is no assurance that United will be able to operate successfully under the terms of its plan. In the event United is not able to perform successfully under the terms of its plan, our United Express operations could be jeopardized, which could have a material adverse effect on our operating results or financial condition.

On November 21, 2006, we announced that SkyWest had been selected by Delta to operate 12 CRJ700s previously operated by Comair. Deliveries of these aircraft began in January 2007 and are scheduled to be completed by April 2007. On December 21, 2006 we announced that SkyWest Airlines was selected by Midwest to enter into an airline services agreement. Under the terms of the agreement, SkyWest Airlines will operate up to 25 additional CRJ200s. The initial 15 aircraft are scheduled for delivery beginning in April 2007. Our total firm aircraft orders and commitments, as of December 31, 2006, consisted of orders for eight additional new CRJ900s, plans to acquire 11 additional CRJ200s through third-party lease arrangements and commitments to sublease 12 CRJ700’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $363.5 million through April 2007. Additionally, our agreement with Bombardier includes options for another 38 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2006, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets and intangibles as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. In the event that our contractual rates have not been finalized at quarterly or annual financial statement dates, we record revenues based on a prior period’s approved rates, adjusted to reflect management’s current estimate of the results of the then-current contract negotiations. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements.

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

Impairment of Long-Lived and Intangible Assets

As of December 31, 2006, we had approximately $2.6 billion of property and equipment and related assets. Additionally, as of December 31, 2006, we had approximately $30.7 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the strait-line method. As of December 31, 2006, we had recorded $3.0 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2006. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Stock-Based Compensation Expense

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R). Prior to January 1, 2006, we applied Accounting Principles Board (“Opinion No. 25”), and related interpretations in accounting for our stock-based compensation plans. Results for prior periods have not been restated. As a result of adopting SFAS No. 123(R) on January 1, 2006, our net income for the year ended December 31, 2006 was $7.6 million lower than if we had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 were $0.13 and $0.11 lower, respectively, than if we had continued to account for share-based compensation under Opinion No. 25.

Applying SFAS No. 123(R), we estimate the fair value of stock options as of the grant date using the Black-Scholes option pricing model. We use historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of our common stock and other factors.

During the year ended December 31, 2006, we granted 376,890 stock options to our employees and 317,823 shares of restricted stock to our employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of our subsidiaries. Additionally, we granted 12,600 fully vested shares of restricted stock to our directors. As of December 31, 2006, we had $12.3 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize this cost over a weighted average period of 1.0 years.

Results of Operations

2006 Compared to 2005

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Year ended December 31,
	2006		2005		%Change
Block hours	1,298,769		866,975		49.8
Departures	857,631		623,307		37.6
Passengers carried	31,465,552		20,343,975		54.7
Revenue passenger miles (000)	15,819,191		9,538,906		65.8
Available seat miles (000)	20,209,888		12,718,973		58.9
Passenger load factor	78.3%		75.0%		3.3	pts
Passenger breakeven load factor	72.7%		68.6%		4.1	pts
Yield per revenue passenger mile	19.5	¢	20.3	¢	(3.9)
Revenue per available seat mile	15.4	¢	15.4	¢	—
Cost per available seat mile	14.3	¢	14.1	¢	1.4
Fuel cost per available seat mile	5.0	¢	4.6	¢	8.7
Average passenger trip length (miles)	503		469		7.2

Our total ASMs generated during the year ended December 31, 2006 increased 58.9% from the year ended December 31, 2005. The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, from 380 aircraft as of December 31, 2005, to 410 aircraft as of December 31, 2006. On September 7, 2005, the date we acquired ASA, ASA’s fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs). Additionally, during the year ended December 31, 2006, we took delivery of 9 CRJ900s, 15 CRJ 700s and 6 CRJ200s.

Net Income.   Net income increased to $145.8 million, or $2.30 per diluted share, for the year ended December 31, 2006, compared to $112.3 million, or $1.90 per diluted share, for the year ended December 31, 2005. Factors relating to the change in net income are discussed below.

Operating revenues increased 58.6% for the year ended December 31, 2006, compared to the year ended December 31, 2005. The increase in total operating revenues was primarily due to a 58.9% increase in ASMs. Revenue per ASM was 15.4¢ for the years ended December 31, 2006 and 2005. Airline operating and interest expenses, excluding fuel charges, per ASM decreased 2.1% to 9.3¢ for the year ended December 31, 2006, from 9.5¢ for the year ended December 31, 2005. The primary reason for the decrease was the operating efficiencies obtained from increased stage lengths flown by our regional jets.

Passenger Revenues.   Passenger revenues, which represented 99.1% of consolidated operating revenues for the year ended December 31, 2006, increased 59.3% to $3.09 billion for the year ended December 31, 2006, from $1.94 billion, or 98.7% of consolidated operating revenues, for the year ended December 31, 2005. Our passenger revenues, excluding fuel reimbursements from major partners, increased 53.5% for the year ended December 31, 2006. The increase in passenger revenues excluding fuel was primarily due to a 58.9% increase in ASMs (which resulted principally from the acquisition of ASA in September 2005 and additional aircraft delivered in 2006). Revenue per ASM was 15.4¢ for the years ended December 31, 2006 and 2005. Passenger revenues include an amount designed to reimburse us for aircraft ownership costs. The amount deemed to be rental income related to aircraft ownership costs for the year ended 2006 was $486.6 million.

Passenger Load Factor.   Passenger load factor increased to 78.3% for the year ended December 31, 2006, from 75.0% for the year ended December 31, 2005. The increase in load factor was due primarily to the further development of our relationships with United and Delta whereby SkyWest Airlines and ASA supplement mainline service in previously established and developed markets.

Ground Handling and Other Revenue.   Total ground handling revenue for the year ended December 31, 2006 increased approximately 7.2% from the same period of 2005. The increase was primarily related to additional cities SkyWest Airlines was awarded ground handling contracts from our major partners, whereby, SkyWest Airlines performs the ground handling for other regional airlines.

Total Airline Expenses Excluding Fuel.   Total airline expenses for the year ended December 31, 2006, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 56.1% from the same period of 2005. The increase was primarily a result of a 58.9% increase in ASMs (which resulted principally from the acquisition of ASA in September 2005 and additional aircraft delivered in 2006). Airline operating and interest expenses, excluding fuel charges, per ASM decreased 2.1% to 9.3¢ for the year ended December 31, 2006, from 9.5¢ for the year ended December 31, 2005. The primary reason for the decrease was the operating efficiencies obtained from increased stage lengths flown by our regional jets.

Operating and Interest Expenses.   Operating and interest expenses increased 61.0% to $2.89 billion for the year ended December 31, 2006, compared to $1.80 billion for the year ended December 31, 2005. The increase in total operating and interest expenses was due principally to the acquisition of ASA in September 2005 and additional aircraft delivered in 2006. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 92.9% for the year ended December 31, 2006, from 91.5% for the year ended December 31, 2005. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year.

The following tables set forth information regarding our operating expense components for the years ended December 31, 2006 and 2005. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	2006			2005
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$673,961	21.6	3.3	$434,218	22.1	3.4
Aircraft costs	471,381	15.1	2.3	325,771	16.6	2.6
Maintenance	220,705	7.1	1.1	129,626	6.6	1.0
Fuel	1,010,717	32.5	5.0	590,776	30.1	4.6
Other airline expenses	398,732	12.8	2.0	263,248	13.4	2.1
Interest	118,002	3.8	0.6	53,331	2.7	0.4
Total airline expenses	$2,893,498		14.3	$1,796,970		14.1

The cost per ASM of salaries, wages and employee benefits decreased to 3.3¢ for the year ended December 31, 2006, compared to 3.4¢ for the year ended December 31, 2005. The average number of full-time equivalent employees increased 8.6% to 14,450 for the year ended December 31, 2006 from 13,304 for the year ended December 31, 2005. The increase in number of employees was primarily due to the addition of personnel required for the new regional jet flying and due to the addition of personnel required for new cities added to our ground handling service contracts.

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.3¢ for the year ended December 31, 2006, from 2.6¢ for the year ended December 31, 2005. The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of nine CRJ900s and 15 CRJ 700s, which have a lower operating cost per ASM than CRJ200s and our existing turboprop fleets.

The cost per ASM for maintenance expense increased to 1.1¢ for the year ended December 31, 2006, from 1.0¢ for the year ended December 31, 2005. The increase in the cost per ASM was primarily attributed to timing of maintenance events associated with a higher average age of our CRJ200 and CRJ700 fleets. The “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table). Accordingly, the amount for “Maintenance” in the table above differs from the maintenance expense in our Consolidated Statements of Income set forth in Item 8 below. Under the United Express Agreement, specific amounts are included in the rates charged to United for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2006, we collected and recorded as revenue $27.7 million (pretax) under the United Express Agreement, with no material offset to CRJ200 engine maintenance overhauls.

The cost per ASM for fuel increased 8.7% to 5.0¢ for the year ended December 31, 2006, from 4.6¢ for the year ended December 31, 2005. This increase was primarily due to the average price of fuel increasing to $2.20 per gallon during the year ended December 31, 2006, from $2.05 per gallon for the year ended December 31, 2005.

The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 4.8% to 2.0¢ for the year ended December 31, 2006, from 2.1¢ for the year ended December 31, 2005. The primary reason for the decrease was the operating efficiencies obtained from increased stage lengths flown by our regional jets.

Interest expense increased to approximately $118.0 million during the year ended December 31, 2006, from approximately $53.3 million during the year ended December 31, 2005. The increase in interest expense was primarily due to the acquisition of ASA’s aircraft in September 2005 which are primarily financed with long-term debt.

2005 Compared to 2004

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Year ended December 31,
	2005		2004		%Change
Block hours	866,975		589,129		47.2
Departures	623,307		464,697		34.1
Passengers carried	20,343,975		13,424,520		51.5
Revenue passenger miles (000)	9,538,906		5,546,069		72.0
Available seat miles (000)	12,718,973		7,546,318		68.5
Passenger load factor	75.0%		73.5%		1.5	pts
Passenger breakeven load factor	68.6%		65.5%		3.1	pts
Yield per revenue passenger mile	20.3	¢	20.5	¢	(1.0)
Revenue per available seat mile	15.4	¢	15.3	¢	0.7
Cost per available seat mile	14.1	¢	13.6	¢	3.7
Fuel cost per available seat mile	4.6	¢	3.3	¢	39.4
Average passenger trip length (miles)	469		413		13.6

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

Passenger Load Factor.   Passenger load factor increased to 75.0% for the year ended December 31, 2005, from 73.5% for the year ended December 31, 2004. The increase in load factor was due primarily to the further development of our relationships with United and Delta whereby SkyWest Airlines supplements mainline service in previously established and developed markets. Additionally, we are experiencing higher passenger acceptance of our regional jet aircraft.

Ground Handling and Other Revenue.   Total ground handling revenue for the year ended December 31, 2005 increased approximately 55.5% from the same period of 2004. The increase was primarily related to contracts with our major partners, whereby, SkyWest Airlines performs ground handling services for other regional airlines.

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

The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.6¢ for the year ended December 31, 2005, from 3.0¢ for the year ended December 31, 2004. The decrease in cost per ASM was primarily due to the addition of ASA’s regional jet fleet and the addition of thirty CRJ700s, which have a lower operating cost per ASM than CRJ200s and our existing  turboprop fleets.

The cost per ASM for maintenance expense remained constant at 1.0¢ for the year ended December 31, 2005 and December 31, 2004. Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2005, we collected and recorded as revenue $25.2 million (pretax) under the United Express Agreement, with no material offset to CRJ200 engine maintenance overhauls. Because the “Maintenance” line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are stated separately in the table), the maintenance expense line in the above table differs from the maintenance line in our Consolidated Statements of Income set forth in Item 8 below.

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

Liquidity and Capital Resources

We had working capital of $687.0 million and a current ratio of 2.7:1 at December 31, 2006, compared to working capital of $77.7 million and a current ratio of 1.1:1 at December 31, 2005. The increase was principally caused by cash generated from operations during 2006, a reduction to the current portion of long-term debt caused primarily by refinancing a portion of the notes payable with longer terms and proceeds from the issuance of common stock. The principal sources of cash during the year ended December 31, 2006 were $491.6 million provided by operating activities, $255.9 million in proceeds from the sale of marketable securities, $123.1 million of proceeds from the issuance of long-term debt, $114.9 million from the sale of 4.0 million shares common stock from a public offering and from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $40.9 million from returns on aircraft deposits and $7.3 million from proceeds from the sale of aircraft. We purchased $317.0 million in marketable securities, invested $206.4 million in flight equipment, made principal payments on long-term debt of $92.9 million, paid $90.0 million on lines of credit, invested $38.6 million in buildings and ground equipment, paid $7.5 million in cash dividends, invested $6.1 million in other assets and paid $0.4 million in deposits for aircraft. These factors resulted in a $274.8 million increase in cash and cash equivalents during the year ended December 31, 2006.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $220.1 million at December 31, 2006, compared to $159 million at December 31, 2005. The increase in marketable securities was due primarily to cash generated from operations in 2006 that were invested in marketable securities.

At December 31, 2006, our total capital mix was 41.3% equity and 58.7% debt, compared to 39.1% equity and 60.9% debt at December 31, 2005. The increase in the total capital mix during 2006 was primarily due to the completion of a public offering of 4,000,000 shares of common stock at a price of $26.05 per share on April 17, 2006. We received approximately $95.4 million in net proceeds from the offering which were used to pay off two revolving lines of credit, to provide working capital and for general corporate purposes.

During 2005, SkyWest Airlines increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of December 31, 2006, SkyWest Airlines had no borrowings outstanding under the facility. The facility expires on January 31, 2007 and bears interest at a rate equal to prime less 0.25%.

Additionally, during 2005, SkyWest Airlines entered into another borrowing facility with a financing company and borrowed $60.0 million. As of December 31, 2006, SkyWest Airlines had repaid the borrowings under the facility and the facility was terminated.

As of December 31, 2006, we had $33.6 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of December 31, 2006 and 2005, we classified $16.4 million and $24.8 million, respectively, as restricted cash, related to our workers compensation policies and the purchase of ASA.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2007	2008	2009	2010	2011	Thereafter
Firm aircraft commitments	$363,500	$363,500	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,457,576	295,045	285,647	299,830	293,441	289,590	1,994,023
Principal maturities on long-term debt	1,784,131	108,505	113,034	117,890	122,970	125,946	1,195,786
Total commitments and obligations	$5,605,207	$767,050	$398,681	$417,720	$416,411	$415,536	$3,189,809

Purchase Commitments and Options

On November 21, 2006, we announced that SkyWest, through SkyWest Airlines or ASA, had been selected by Delta to operate 12 CRJ700s previously operated by Comair. Deliveries of these aircraft began in January 2007 and are scheduled to be completed by April 2007. On December 21, 2006 we announced that SkyWest Airlines was selected by Midwest Airlines to enter into the Airline Services Agreement. Under the terms of the Airline Services Agreement, SkyWest Airlines has agreed to operate up to 25 additional CRJ200s. The initial 15 aircraft are scheduled for delivery beginning in April 2007. Our total firm aircraft orders and commitments, as of December 31, 2006, consisted of orders for eight new CRJ900s, and commitments to place into service eleven CRJ200s through third-party arrangements and to sublease 12 CRJ700’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $363.5 million. Additionally, our agreement with Bombardier includes options for another 38 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

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

At present, we intend to satisfy our 2007 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2006, we had 268 aircraft under lease with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.5 billion at December 31, 2006. Assuming a 7.0% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.2 billion at December 31, 2006.

As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. See Note 4 to our consolidated financial statements set forth in Item 8 of this Report.

Long-term Debt Obligations

Our total long-term debt at December 31, 2006 was $1,784.1 million, of which $1,777.2 million related to the acquisition of Brasilia turboprop, CRJ200 and CRJ700 aircraft and $7.0 million related to our corporate office building.  The average effective rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 6.6% at December 31, 2006.

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

New Accounting Standard

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 are anticipated to become effective for us beginning January 1, 2007. We are currently evaluating the impact that FIN No. 48 is anticipated to have on our results of operations and financial position; however, we do not expect that the adoption of FIN No. 48 will have a material impact on our results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. On the majority of our Delta Connection routes flown using Brasilia turboprops, we are required to bear the economic risk of fuel fluctuations. At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2006, we had variable rate notes representing 55.4% of our total long-term debt compared to 74.7% of our long-term debt at December 31, 2005. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $10,170,000 in interest expense and received $4,605,000 in additional interest income for the year ended December 31, 2006 and we would have incurred an additional $6,701,000 in interest expense and received $4,895,000 in additional interest income for the year ended December 31, 2005.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft. To the extent we place these aircraft into service under our code-share agreements with Delta and United, our code-share agreements currently provide that reimbursement rates will be adjusted to levels we believe are adequate to address any changes in our aircraft ownership costs.

We have an interest rate swap agreement to manage its exposure on the debt instrument related to our headquarters. Our policies do not permit us to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, we do not speculate using derivative instruments. We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet. In accordance with provisions of SFAS No. 133, we recorded liabilities of $221,000 and $344,000 at December 31, 2006 and 2005 respectively, in the accompanying consolidated balance sheets set forth in Item 8 below representing the fair value of the outstanding interest rate swap agreement. We decreased interest expense by $123,000 and $347,000 during the years ended December 31, 2006 and 2005, respectively, relating to adjustments to the fair value of the derivatives.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S generally accepted accounting principles.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2006 SkyWest, Inc. and subsidiaries adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of SkyWest, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 27, 2007

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

ASSETS

	December 31, 2006	December 31, 2005
CURRENT ASSETS:
Cash and cash equivalents	$415,454	$140,614
Marketable securities	220,076	159,054
Restricted cash	16,409	24,823
Income tax receivable	1,819	12,534
Receivables, net	29,431	28,267
Inventories, net	85,160	68,611
Prepaid aircraft rents	223,320	178,762
Deferred tax assets	58,134	41,012
Other current assets	45,651	39,955
Total current assets	1,095,454	693,632
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	2,931,990	2,727,595
Deposits on aircraft	3,219	90,235
Buildings and ground equipment	189,096	150,426
	3,124,305	2,968,256
Less-accumulated depreciation and amortization	(565,852)	(415,734)
Total property and equipment, net	2,558,453	2,552,522
OTHER ASSETS
Intangible assets, net	30,748	33,043
Other assets	46,764	41,449
Total other assets	77,512	74,492
Total assets	$3,731,419	$3,320,646

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2006	2005
CURRENT LIABILITIES:
Current maturities of long-term debt	$108,505	$331,145
Accounts payable	156,831	95,283
Line of credit	—	60,000
Accrued salaries, wages and benefits	64,451	53,105
Accrued aircraft rents	24,073	26,279
Taxes other than income taxes	16,882	18,224
Other current liabilities	37,689	31,881
Total current liabilities	408,431	615,917
OTHER LONG TERM LIABILITIES	35,405	33,829
LONG TERM LINE OF CREDIT	—	30,000
LONG TERM DEBT, net of current maturities	1,675,626	1,422,758
DEFERRED INCOME TAXES PAYABLE	327,384	225,068
DEFERRED AIRCRAFT CREDITS	106,280	79,876
COMMITMENTS AND CONTINGENCES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 70,752,674 and 65,509,631 shares issued, respectively	491,405	364,535
Retained earnings	720,784	582,620
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss (Note 1)	(1,345)	(1,406)
Total Stockholders’ Equity	1,178,293	913,198
Total liabilities and stockholders’ equity	$3,731,419	$3,320,646

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
OPERATING REVENUES:
Passenger	$3,087,215	$1,938,450	$1,139,580
Ground handling and other	27,441	25,598	16,464
Total operating revenues	3,114,656	1,964,048	1,156,044
OPERATING EXPENSES:
Flying operations	1,721,895	1,079,292	577,492
Customer service	405,781	271,746	180,578
Maintenance	311,926	186,675	113,537
Depreciation and amortization	189,885	115,275	76,817
General and administrative	146,009	90,652	62,844
Total operating expenses	2,775,496	1,743,640	1,011,268
OPERATING INCOME	339,160	220,408	144,776
OTHER INCOME (EXPENSE):
Interest income	19,953	12,943	10,050
Interest expense	(118,002)	(53,330)	(18,239)
Gain (loss) on sale of property and equipment	(949)	175	—
Loss on sale of marketable securities	(135)	(570)	—
Total other expense, net	(99,133)	(40,782)	(8,189)
INCOME BEFORE INCOME TAXES	240,027	179,626	136,587
PROVISION FOR INCOME TAXES	94,221	67,359	54,635
NET INCOME	$145,806	$112,267	$81,952
BASIC EARNINGS PER SHARE	$2.33	$1.94	$1.42
DILUTED EARNINGS PER SHARE	$2.30	$1.90	$1.40
Weighted average common shares:
Basic	62,474	57,851	57,858
Diluted	63,382	58,933	58,350

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(In thousands)

						Accumulated Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2003	63,892	$327,028	$402,469	(5,898)	$(20,285)	$(149)	$709,063
Comprehensive income:
Net income	—	—	81,952	—	—	—	81,952
Net unrealized appreciation on marketable securities net of tax of $607	—	—	—	—	—	(910)	(910)
Total comprehensive income							81,042
Exercise of common stock options	208	2,772	—	—	—	—	2,772
Sale of common stock under employee stock purchase plan	343	4,999	—	—	—	—	4,999
Tax benefit from exercise of common stock Options	—	442	—	—	—	—	442
Treasury stock purchases	—	—	—	(896)	(12,266)	—	(12,266)
Cash dividends declared ($0.12 per share)	—	—	(6,997)	—	—	—	(6,997)
Balance at December 31, 2004	64,443	$335,241	$477,424	(6,794)	$(32,551)	$(1,059)	$779,055
Comprehensive income:
Net income	—	—	112,267	—	—	—	112,267
Net unrealized depreciation on marketable securities net of tax of $219	—	—	—	—	—	(347)	(347)
Total comprehensive income							111,920
Exercise of common stock options	892	19,073	—	—	—	—	19,073
Sale of common stock under employee stock purchase plan	175	2,712	—	—	—	—	2,712
Tax benefit from exercise of common stock Options	—	7,509	—	—	—	—	7,509
Treasury stock purchases	—	—	—	—	—	—	—
Cash dividends declared ($0.12 per share)	—	—	(7,071)	—	—	—	(7,071)
Balance at December 31, 2005	65,510	$364,535	$582,620	(6,794)	$(32,551)	$(1,406)	$913,198
Comprehensive income:
Net income	—	—	145,806	—	—	—	145,806
Net unrealized appreciation on marketable securities net of tax of $40	—	—	—	—	—	61	61
Total comprehensive income							145,867
Sale of common stock, net of offering costs and underwriting discount of $8,864	4,000	95,336	—	—	—	—	95,336
Exercise of common stock options	1,082	16,210	—	—	—	—	16,210
Sale of common stock under employee stock purchase plan	161	3,402	—	—	—	—	3,402
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	10,771	—	—	—	—	10,771
Tax benefit from exercise of common stock options	—	1,151	—	—	—	—	1,151
Cash dividends declared ($0.12 per share)	—	—	(7,642)	—	—	—	(7,642)
Balance at December 31, 2006	70,753	$491,405	$720,784	(6,794)	$(32,551)	$(1,345)	$1,178,293

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,806	$112,267	$81,952
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,885	115,275	76,817
Stock based compensation expense	10,771	—	—
Maintenance expense related to disposition of rotable spares	797	—	—
Loss (gain) on sale of property and equipment	949	(175)	—
Loss on sale of marketable securities	135	570	—
Decrease in allowance for doubtful accounts	(11)	(5)	(34)
Net increase in deferred income taxes	90,071	17,958	29,598
Tax benefit from exercise of common stock options	—	7,509	442
Amortization of deferred aircraft credits	26,525	24,923	4,444
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	8,414	(14,524)	—
Decrease (increase) in receivables	(1,153)	7,895	(15,738)
Decrease (increase) in income tax receivable	10,715	(9,522)	53,909
Decrease (increase) in inventories	(16,549)	(8,355)	(7,842)
Decrease (increase) in other current assets and prepaid aircraft rents	(50,254)	(49,356)	1,750
Increase (decrease) in accounts payable and accrued aircraft rents	59,342	(6,638)	13,921
Increase in other current liabilities	16,192	9,712	7,647
NET CASH PROVIDED BY OPERATING ACTIVITIES	491,635	207,534	246,866
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(317,014)	(332,269)	(499,265)
Sales of marketable securities	255,918	599,815	429,665
Purchase of ASA, net of cash acquired	—	(371,912)	—
Proceeds from the sale of aircraft	7,322	4,013	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(206,426)	(214,164)	(134,627)
Deposits on aircraft	(416)	(101,345)	(58,730)
Buildings and ground equipment	(38,670)	(12,745)	(18,917)
Decrease (increase) in other assets	(6,124)	6,154	(3,447)
NET CASH USED IN INVESTING ACTIVITIES	(305,410)	(422,453)	(285,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	123,103	140,980	34,450
Proceeds from sale-lease-back of aircraft	—	11,734	—
Principal payments on long-term debt	(92,875)	(51,331)	(32,282)
Return of deposits on aircraft and rotable spare parts	40,924	36,384	47,796
Proceeds from issuance of lines of credit	—	90,000	—
Payment on lines of credit	(90,000)	—	—
Net proceeds from issuance of common stock	114,948	21,785	7,771
Purchase of treasury stock	—	—	(12,266)
Payment of cash dividends	(7,485)	(7,039)	(6,401)
NET CASH PROVIDED BY FINANCING ACTIVITIES	88,615	242,513	39,068
Increase in cash and cash equivalents	274,840	27,594	613
Cash and cash equivalents at beginning of year	140,614	113,020	112,407
CASH AND CASH EQUIVALENTS AT END OF YEAR	$415,454	$140,614	$113,020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$114,119	$53,720	$21,108
Income taxes	$2,077	$54,247	$5,103
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$—	$22,043	$3,088
Debt transferred to operating lease	$—	$55,375	$—
Deposits applied as lease payments	$—	$36,982	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), operates the largest regional airline in the United States. As of December 31, 2006, SkyWest and ASA offered scheduled passenger and air freight service with approximately 2,400 total daily departures to 229 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for approximately ten other airlines throughout its system. As of December 31, 2006, the Company’s fleet consisted of 235 40- and 50-seat Bombardier CRJ200 Regional Jet aircraft (“CRJ200s”) (66 assigned to United Air Lines, Inc. (“United”), 169 assigned to Delta Air Lines, Inc. (“Delta”) 92 70-seat Bombardier CRJ 700 Regional Jet aircraft (“CRJ700s”) (52 assigned to United and 40 assigned to Delta), nine 70-90-seat Bombardier CRJ900 Regional Jet aircraft (“CRJ900”) (all assigned to Delta), 62 Embraer Brasilia EMB-120 turboprops (“Brasilia Turboprops”) (48 assigned to United and 14 assigned to Delta), and 12 Avions de Transport 72-210 (“ATR-72 turboprops”) (all assigned to Delta). For the year ended December 31, 2006, approximately 58.1% of the Company’s capacity was operated under the Delta code and approximately 41.9% was operated under the United code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of December 31, 2006, SkyWest Airlines operated approximately 1,600 total daily flights as a Delta Connection carrier in Salt Lake City, and a United Express carrier in Chicago (O’Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma. SkyWest Airlines believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.

On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. The consolidated statements of income for the year ended December 31, 2005 reported herein contain 114 days of operations relating to ASA from September 8, 2005 to December 31, 2005.

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

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 750 daily flights, all in the Delta Connection system.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $16.4 million and $24.8 million of cash as restricted cash as required by the Company’s workers’ compensation policy and includes $5.0 million in escrow from purchase of ASA and classified it accordingly in the consolidated balance sheets as of December 31, 2006 and 2005, respectively.

Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in gain (loss) on sale of marketable securities. The Company’s position in marketable securities as of December 31, 2006 and 2005 was as follows (in thousands):

	2006		2005
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$32,000	$32,000	$—	$—
Bond and bond funds	187,016	184,769	155,192	152,929
Asset backed securities	3,333	3,307	6,167	6,125
	222,349	220,076	161,359	159,054
Unrealized loss	(2,273)	—	(2,305)	—
Total	$220,076	$220,076	$159,054	$159,054

Marketable securities had the following maturities as of December 31, 2006 (in thousands):

Maturities	Amount
Year 2007	$117,247
Years 2008 through 2011	603
Years 2012 through 2016	1,413
Thereafter	100,813

The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2006 and 2005 was $3.6 million and $2.9 million, respectively. These allowances are based on management estimates, which are subject to change.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

	Depreciable	Residual
Assets	Life	Value
Aircraft and rotable spares	10-18 years	0-30%
Ground equipment	5-7 years	0%
Office equipment	5-7 years	0%
Leasehold improvements	15 years or life of the lease	0%
Buildings	20-39.5 years	0%

Impairment of Long Lived and Intangible Assets

As of December 31, 2006, the Company had approximately $2.6 billion of property and equipment and related assets. Additionally, as of December 31, 2006, the Company had approximately $30.7 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the strait-line method. As of December 31, 2006 and 2005, the Company recorded $3.0 million and $718,000 in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether the book value of its aircraft is impaired in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the results of the evaluations, the Company’s management concluded no impairment was necessary as of December 31, 2006.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits and long-term construction projects as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest costs of approximately $592,000, $2,833,000, and $3,397,000, respectively.

Maintenance

The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls where the expense is recorded when the overhaul event occurs. In 2004, the Company entered into an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its CRJ700 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized pursuant to the terms of the contract. The Company uses the “deferral method” of accounting for its Brasilia turboprop engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the “life” of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Passenger and Ground Handling Revenues

Passenger and ground handling revenues are recognized when service is provided. Under the Company’s contract and pro-rate flying agreements with Delta and United, revenue is considered earned when the flight is completed. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates, adjusted, as applicable, to reflect management’s current estimate of the results of the then-current contract negotiations.

On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA from ASA Holdings.  In connection with the acquisition of ASA, SkyWest Airlines and ASA entered into Delta Connection Agreements with Delta, which became effective September 8, 2005. On September 14, 2005, Delta filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. With the approval of the U.S. Bankruptcy Court charged with administration of Delta’s reorganization proceedings, Delta assumed the Delta Connection Agreements on October 6, 2005 (see footnote 2 of the consolidated financial statements).

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

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta agrees to compensate SkyWest Airlines for its direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. The SkyWest Airlines Delta Connection Agreement contains a multi-year rate reset provision. Under the terms of the ASA Delta Connection Agreement, Delta agrees to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions. The parties to the Delta Connection Agreements make customary representations, warranties and covenants, and the agreements contain other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

The SkyWest Airlines and ASA Delta Connection Agreements also provide revenue designated as an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease (“EITF 01-08”), the Company has concluded that a component of its revenue under the Delta Connection Agreements is rental income, inasmuch as the Delta Connection Agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the Delta Connection Agreements for the years ended December 31, 2006, 2005 and 2004 were $290.5 million, $139.9 million and $72.5 million, respectively. These amounts were recorded as passenger revenue on the Company’s consolidated statements of income.

Effective July 31, 2003, SkyWest Airlines entered into the United Express Agreement, which sets forth the terms and conditions governing the Company’s United Express operations. The United Express Agreement has received all necessary approvals from the U.S. Bankruptcy Court charged with administration of United’s Chapter 11 reorganization proceedings. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.

The United Express Agreement also provides that we earn revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with EITF 01-08, the Company has concluded that a component of its revenue under the United Express Agreement is rental income, inasmuch as the United Express Agreement identifies the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the United Express Agreement for the years ended December 31, 2006, 2005 and 2004 were $196.1, $168.4 and $114.5 million, respectively. These amounts were recorded in passenger revenue on the Company’s consolidated statements of income. The United Express Agreement contains certain provisions pursuant to which the parties could terminate the agreement, subject to certain rights of the other party, if certain performance criteria are not maintained.

The Company’s revenues could be impacted by a number of factors, including changes to its code-share agreements with Delta and United, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under its code-share agreements.

Deferred Aircraft Credits

The Company accounts for incentives provided by aircraft manufacturers as deferred credits. The deferred credits related to leased aircraft are amortized on a straight-line basis as a reduction to rent expense over the lease term. Credits related to owned aircraft reduce the purchase price of the aircraft, which has the effect of amortizing the credits on a straight-line basis as a reduction in depreciation expense over the life of the related aircraft. The incentives are credits that may be used to purchase spare parts and pay for training and other expenses.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the years ended December 31, 2006, 2005 and 2004, 1,219,212, 2,378,000 and 3,836,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004
Numerator:
Numerator for earnings per share	$145,806	$112,267	$81,952
Denominator:
Denominator for basic earnings per-share weighted average shares	62,474	57,851	57,858
Dilution due to stock options	908	1,082	492
Denominator for diluted earnings per-share weighted average shares	63,382	58,933	58,350
Basic earnings per-share	$2.33	$1.94	$1.42
Diluted earnings per-share	$2.30	$1.90	$1.40

Stock Options

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“Opinion No. 25”), and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if stock options were accounted for under the fair value method which is described more fully in Note 6 below. The Company did not record any stock-based compensation expense related to stock options for the years ended December 31, 2005 and 2004. See note 6 regarding the Company’s adoption of SFAS No. 123(R), Share Based Payment (“SFAS No. 123(R)”) effective January 1, 2006.

The following table contains the pro forma disclosures and the related impact on net income and net income per share for the years ended December 31, 2005 and 2004 (in thousands, except per share information):

	Year Ended December 31,
	2005	2004
Net income:
As reported	$112,267	$81,952
Stock based compensation under fair value method	(4,927)	(6,706)
Pro forma	$107,340	$75,246
Net income per common share:
Basic as reported	$1.94	$1.42
Basic pro forma	$1.86	$1.30
Diluted as reported	$1.90	$1.40
Diluted pro forma	$1.82	$1.29

Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. As of December 31, 2006 and 2005, accumulated other comprehensive loss included adjustments, net of tax, to reflect unrealized appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $61,000, $(347,000) and $(910,000), net of income taxes, on marketable securities for the years ended December 31, 2006, 2005, and 2004 respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders’ equity and comprehensive income.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,760.8 million as of December 31, 2006, as compared to the carrying amount of $1,784.1 million. The Company’s fair value of long-term debt as of December 31, 2005 was $1,751.8 million as compared to the carrying amount of $1,753.9 million.

SFAS No. 133, Accounting for Derivative Instruments and Certain Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activity, an amendment of SFAS 133, and related interpretations require that all derivative instruments be recorded on the balance sheet at their respective fair values.

The Company has an interest rate swap agreement to manage its exposure on the debt instrument related to the Company’s headquarters. The Company’s policies do not permit management to enter into derivative instruments for any purpose other than cash flow hedging purposes. Accordingly, the Company does not speculate using derivative instruments. The Company assesses interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. The fair values of the Company’s derivative instruments are recognized as other current liabilities in the accompanying balance sheet. In accordance with provisions of SFAS No. 133, the Company recorded liabilities of $221,000 and $344,000 at December 31, 2006 and 2005 respectively, in the accompanying consolidated balance sheets representing the fair value of the outstanding interest rate swap agreement. The Company decreased interest expense by $123,000, $347,000 and $209,000 during the years ended December 31, 2006, 2005 and 2004 respectively, relating to adjustments to the fair value and of the derivatives.

Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one reportable segment in accordance with SFAS No. 131 because the Company’s business consists of scheduled regional airline service.

New Accounting Standard

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN No. 48”). FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The provisions of FIN No. 48 will become effective for the Company beginning January 1, 2007. The Company is currently evaluating the impact that FIN No. 48 will have on its results of operations and financial position, however, the Company does not expect that the adoption of FIN No. 48 will have a material impact on its results of operations and financial position.

(2) Acquisition of ASA

On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. ASA is a regional airline with primary hub operations in Atlanta, Salt Lake City and Cincinnati. The consolidated statements of income for the year ended December 31, 2005 reported herein contain 114 days of operations relating to ASA from September 8, 2005 to December 31, 2005.

Pursuant to the terms of the Stock Purchase Agreement entered into between the Company, Delta and ASA Holdings the Company paid $421.3 million in cash for ASA, plus $5.3 million of transaction fees. Additionally, as part of the purchase, the Company assumed approximately $1,251.3 million in long-term debt which combined with the amounts paid at closing, resulted in an aggregate purchase price of approximately $1,677.9 million. The purchase price of ASA has been adjusted to reflect certain post-closing adjustments related to ASA’s working capital as of September 7, 2005.

In connection with the acquisition of ASA, SkyWest Airlines, ASA and Delta entered into Delta Connection Agreements whereby SkyWest Airlines and ASA agreed to provide regional airline service in the Delta flight system through SkyWest Airlines and ASA. Among other provisions, the Delta Connection Agreements provide for the transfer of certain ownership and lease rights among SkyWest Airlines, ASA, Delta and Comair Inc., a wholly-owned subsidiary of Delta (“Comair”). As part of the Delta Connection Agreements, SkyWest Airlines, ASA, Delta and/or Comair, as applicable, have terminated two master sublease agreements with respect to ten Bombardier CRJ200s and transferred to Delta ten CRJ200s financed in part by an affiliate of Bombardier, and ASA and Delta entered into a sublease agreement whereby ASA is subleasing the ten CRJ200s from Delta.

The acquisition value of ASA was accounted for using the purchase method of accounting. Accordingly, the aggregate purchase price was assigned to the assets and liabilities assumed based on respective fair market values at the purchase date. During the year ended December 31, 2006, the Company finalized the purchase price allocation associated with the ASA acquisition, which resulted in a $5.0 million decrease in liabilities and property and equipment. The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years using the straight-line method.

(3) Long-term Debt

Long-term debt consisted of the following as of December 31, 2006 and 2005 (in thousands):

	December 31,	December 31,
	2006	2005
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.16% to 7.18% through 2012 to 2020, secured by aircraft	$623,071	$666,758
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.83% to 8.33% through 2007 to 2021, secured by aircraft	643,826	643,831
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	281,999	297,624
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	86,375	93,327
Notes payable to banks, due in monthly installments plus interest of 6.86% to 7.38% through 2025, secured by aircraft	101,254	—
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% to 7.38%, net of the benefits of interest	29,545	31,406
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	11,105	13,546
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,956	7,411
Long-term debt	$1,784,131	$1,753,903
Less current maturities	(108,505)	(331,145)
Long-term debt, net of current maturities	$1,675,626	$1,422,758

At December 31, 2006, the three-month and six-month LIBOR rates were 5.36% and 5.37%, respectively.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2006 were as follows (in thousands):

2007	$108,505
2008	113,034
2009	117,890
2010	122,970
2011	125,946
Thereafter	1,195,786
$1,784,131

During 2005, SkyWest Airlines increased an existing $10.0 million line-of-credit facility, with a bank, to $40.0 million. As of December 31, 2006 and 2005, SkyWest Airlines had $0 and $30 million, respectively, outstanding under the facility. The facility expired on January 31, 2007 and bears interest at a rate equal to prime less 0.25%.

Additionally, during 2005, SkyWest Airlines entered into another borrowing facility with a financing company and had $60.0 million outstanding as of December 31, 2005. As of December 31, 2006, SkyWest Airlines had repaid the borrowings under the facility and the facility had been terminated.

During the year ended December 31, 2006, fourteen CRJ700s were refinanced from short-term financing arrangement facilities into long-term financing facilities with the same company.

As of December 31, 2006, the Company had $33.6 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Certain of the Company’s long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2006, the Company was in compliance with all debt covenants contained in its long-term debt agreements. Management believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet the present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

During 2005, aircraft deposits with Bombardier of $22.0 million were applied as down payments to Bombardier for temporary financing of aircraft while the Company arranged for permanent long-term financing through debt and other third party leasing arrangements. When the Company obtained long-term debt financing, the debt agreements were written such that the long-term debt could be refinanced into operating leases. Hence, in 2005, $55.4 million in debt was settled and replaced with long-term operating leases.

During 2005, SkyWest Airlines entered into a third party long-term leveraged lease facility for 32 regional jet aircraft. In conjunction with this financing transaction, SkyWest Airlines applied $37.0 million of amounts previously held on deposit by the manufacturer as lease payments required under the lease.

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2006	2005	2004
Current tax provision (benefit):
Federal	$(41,914)	$45,714	$13,009
State	(8,419)	5,798	4,643
	(50,333)	51,512	17,652
Deferred tax provision:
Federal	123,646	13,124	33,817
State	20,908	2,723	3,166
	144,554	15,847	36,983
Provision for income taxes	$94,221	$67,359	$54,635

The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2006	2005	2004
Computed “expected” provision for income taxes at the statutory rates	$84,009	$62,869	$47,805
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	11,867	6,387	5,313
Other, net	(1,655)	(1,897)	1,516
Provision for income taxes	$94,221	$67,359	$54,634

The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2006	2005
Deferred tax assets:
Accrued benefits	$16,560	$14,673
Net operating loss carryforward	57,598	7,265
AMT credit carryforward	—	—
Accrued reserves and other	41,574	19,074
Total deferred tax assets	115,732	41,012
Deferred tax liabilities:
Accelerated depreciation	(355,103)	(204,598)
Maintenance and other	(29,879)	(20,470)
Total deferred tax liabilities	(384,982)	(225,068)
Net deferred tax liability	$(269,250)	$(184,056)

The Company’s income tax receivable and deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

(5) Commitments and Contingencies

Lease Obligations

The Company leases 268 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2006 (in thousands):

Year ending December 31,
2007	$295,045
2008	285,647
2009	299,830
2010	293,441
2011	289,590
Thereafter	1,994,023
$3,457,576

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, which requires the consolidation of variable interest entities. The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

Total rental expense for non-cancelable aircraft operating leases was approximately $281.5 million, $210.2 million and $145.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The above minimum rental expense does not include airport station rents, which amounted to approximately $50.3 million, $29.6 million and $21.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company’s leveraged lease agreements, typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18 years.  The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management’s assessment that the probability of this occurring is remote.

Self-insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. Actual results could differ from these estimates.

Purchase Commitments and Options

On November 21, 2006, the Company announced that SkyWest had been selected by Delta to operate 12 CRJ700s previously operated by Comair. Deliveries of these aircraft began in January 2007 and are scheduled to be completed by April 2007. On December 21, 2006 the Company announced that SkyWest Airlines was selected by Midwest Airlines to enter into an airline services agreement. Under the terms of the agreement, SkyWest Airlines has agreed to operate up to 25 additional CRJ200s. The initial 15 aircraft are scheduled for delivery beginning in April 2007. The Company’s total firm aircraft orders and commitments, as of December 31, 2006, consisted of orders for eight CRJ900s, and commitments to operate eleven CRJ200s to be acquired through third-party lease arrangements and sublease 12 CRJ700’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $363.5 million through April 2007. Additionally, the Company’s agreement with Bombardier includes options for another 38 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by the Company and its major partners.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2006, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $47,000 and $58,000 as of December 31, 2006 and 2005, respectively. For the years ended December 31, 2006, 2005 and 2004, the Company’s contractual relationships with Delta and United combined accounted for approximately 95.6%, 98.5% and 95.0%, respectively of the Company’s total revenues.

Employees

As of December 31, 2006 the Company and SkyWest Airlines collectively employed 8,792 full-time equivalent employees consisting of 3,799 pilots and flight attendants, 3,562 customer service personnel, 972 mechanics and other maintenance personnel, and 459 administration and support personnel. None of these employees are currently represented by a union. The Company is aware, however, that collective bargaining group organization efforts among SkyWest Airlines’ employees occur from time to time and the Company anticipates that such efforts will continue in the future. During 2004, SkyWest Airlines’ pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines’ pilots may vote again on this issue at any time because one year has passed since the previous vote.

As of December 31, 2006, ASA employed approximately 5,658 full-time equivalent employees consisting of 2,376 pilots and flight attendants, 2,135 customer service personnel, 853 mechanics and other maintenance personnel, and 294 administration and support personnel. Three of ASA’s employee groups are represented by unions. ASA’s pilots are represented by the Air Line Pilots Association International, ASA’s flight attendants are represented by the Association of Flight Attendants—CWA, and ASA’s flight controllers are represented by the Professional Airline Flight Control Association. The collective bargaining agreements between ASA and its pilots and flight attendants became amendable September 15, 2002 and September 26, 2003, respectively. ASA has been negotiating with the pilots and flight attendants unions since 2002 and 2003, respectively. Each of these negotiations is currently under the jurisdiction of mediators supplied by the National Mediation Board. The collective bargaining agreement between ASA and its flight controllers became amendable in April 2006.

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

Common Stock

On April 17, 2006, the Company completed a public offering of 4,000,000 shares of common stock at a price of $26.05 per share. The Company received approximately $95.3 million in net proceeds which were used to pay off two revolving lines of credit, to provide working capital and for general corporate purposes.

Stock Compensation

Effective January 1, 2001, the Company adopted two stock option plans: the Executive Stock Incentive Plan (the “Executive Plan”) and the 2001 Allshare Stock Option Plan (the “Allshare Plan”). These plans replaced the Company’s Combined Incentive and Non-Statutory Stock Option Plans (the “Prior Plans”); however, as of December 31, 2006, options to purchase approximately 717,000 shares of the Company’s common stock remained outstanding under the Prior Plans. The Executive Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to officers, directors and other management employees of which 3,696,477 options had been issued as of December 31, 2006. The Allshare Plan provides for the issuance of options to purchase up to 4,000,000 shares of common stock to employees of the Company, of which 2,508,961 options had been issued as of December 31, 2006. The Company’s Board of Directors has adopted amendments that reduce the total number shares issuable under the Executive Plan and the Allshare plan to 3,700,000 and 2,510,000 shares, respectively. As of December 31, 2006, 3,523 shares and 1,039 shares remained available for issuance under the Executive Plan and Allshare Plan, respectively.

On May 2, 2006, the Company’s shareholders approved the adoption of the SkyWest Inc. Long-Term Incentive Plan, which provides for the issuance of up to 6,000,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2006 Incentive Plan”). The 2006 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants and performance awards. The 2006 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) who is authorized to designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the year ended December 31, 2006, the Company granted 376,890 stock options to employees under the 2006 Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Expected annual dividend rate	0.70%	0.70%	0.63%
Risk-free interest rate	4.31%	3.87%	2.75%
Average expected life (years)	4.1	6.0	4.0
Expected volatility of common stock	0.294	0.391	0.422
Forfeiture rate	6.0%	6.7%	6.6%
Weighted average fair value of option grants	$6.80	$7.04	$6.66

As required by SFAS No. 123(R), the Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

During the year ended December 31, 2006, the Company granted 317,823 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. Additionally, the Company granted 12,600 fully vested shares of restricted stock to the Company’s directors. The fair value of the stock on the date of grants made during the year ended December 31, 2006 was $23.80 per share. The following table summarizes the restricted stock activity as of December 31, 2006:

	2006
	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at beginning of year	—	$—
Granted	330,423	23.80
Vested	(12,600)	23.80
Cancelled	(5,072)	23.80
Non-vested shares outstanding at end of year	312,751	$23.80

During the year ended December 31, 2006, the Company recorded equity-based compensation expense of $10.8 million related to the adoption of SFAS No. 123(R) and the issuance of restricted stock under the 2006 Incentive Plan. As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company’s net income for the year ended December 31, 2006 was $7.6 million lower than if the Company had continued to account for share-based compensation under Opinion No. 25. Basic and diluted earnings per share for the year ended December 31, 2006 was $0.13 and $0.11, respectively, lower than if the Company had continued to account for share-based compensation under Opinion No. 25. The impact of

SFAS No. 123(R) on net income and basic and diluted earnings per share also includes the impact of the employee stock purchase plan (see Note 7).

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits of deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be presented as financing cash flows in the statement of cash flows. During the year ended December 31, 2006, the Company had no tax benefit from deductions in excess of the compensation cost recognized for those options.

As of December 31, 2006, the Company had $12.3 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.0 years.

Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2006, 2005 and 2004:

	2006				2005		2004
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,301,002	$18.38	7.1 years	$53,452	5,531,101	$19.39	4,690,122	$19.27
Granted	376,890	23.80			1,826,050	17.11	1,134,812	19.18
Exercised	(1,069,073)	15.16			(891,292)	21.71	(207,755)	12.12
Cancelled	(104,247)	19.03			(164,857)	17.58	(86,078)	18.31
Outstanding at end of year	5,504,572	19.36	6.5 years	$33,862	6,301,002	18.38	5,531,101	19.39
Exercisable at December 31, 2006	2,379,124	20.36	4.4 years	$12,251
Exercisable at December 31, 2005	2,365,386	22.42	5.0 years	$10,510

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $14.2 million, $7.1 million and $1.1 million, respectively.

The following table summarizes the status of the non-vested stock options as of December 31, 2006:

	2006
	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at beginning of year	3,935,616	$6.35
Granted	376,890	6.80
Vested	(1,107,631)	4.85
Cancelled	(79,427)	5.79
Non-vested shares at end of year	3,125,448	$6.88

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	771,410	4.5 years	$11.43	771,410	$11.43
$16 to $21	3,145,688	7.3 years	18.17	392,000	20.13
$22 to $27	1,587,474	5.9 years	25.56	1,215,714	26.10
$10 to $27	5,504,572	6.5 years	19.36	2,379,124	20.36

(7) Retirement Plan and Employee Stock Purchase Plan

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant’s compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $7.2 million, $10.5 million and $9.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

ASA Retirement Plan

ASA sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (“ASA Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the ASA Plan. Employees may elect to make contributions to the ASA Plan however, ASA limits the amount of company match at 6% of each participant’s total compensation. Additionally, ASA matches the individual participant’s contributions from 20% to 75%, depending on the length of the participant’s service. The Company’s contribution to the ASA Plan was $4.1 million in 2006 and no contributions were made for the period from date of acquisition through December 31, 2005. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

Employee Stock Purchase Plan

In February 1996, the Company’s Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan (the “Stock Purchase Plan”). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company’s common stock. The Stock Purchase Plan enables employees to purchase shares of the Company’s common stock at a 15% discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2006	2005	2004
Number of share purchased	161,369	175,480	343,136
Average price of shares purchased	$21.08	$15.45	$14.57

The Stock Purchase Plan is a compensatory plan under SFAS 123(R) because the shares are purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. During the year ended December 31, 2006, the Company recorded compensation expense of $1.8 million related to Stock Purchase Plan. The fair value of the shares purchased under the Stock Purchase Plan was determined using the Black-Scholes option pricing model with the following assumptions: a risk free rate of 4.8%, a volatility factor of 29.4%, a weighted average life of four months and an expected annual dividend rate of 0.7%.

During the year ended December 31, 2005, the Company discovered that it had issued 329,606 more shares of common stock than originally authorized to certain of its employees participating in its Employee Stock Purchase Plan. Of the shares sold in excess of the Employee Stock Purchase Plan’s authorized limit, 154,126 shares were sold on January 4, 2005 at a price of $14.35 per share and 175,480 shares were sold on July 5, 2005 at a price of $15.45 per share. Because the shares that exceed the original authorized shares were not deemed to be qualified under the Stock Purchase Plan, the intrinsic value of these shares on the purchase date was recorded as compensation expense.

(8) Related-Party Transactions

The Company’s President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zion’s Bancorporation (“Zion’s”). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion’s. Zion’s is an equity participant in leveraged leases on two CRJ200 and four Brasilia turboprop aircraft operated by the Company. Zion’s also serves as the Company’s transfer agent. The Company’s cash balance in the accounts held at Zion’s as of December 31, 2006 and 2005 was $10,974,000, and $30,693,000, respectively.

One of the Company’s former directors is a shareholder in Soltis Investment Advisors, Inc. (“Soltis”). Prior to June 2006, Soltis provided cash management advisory services for a portion of the Company’s cash programs, to the SkyWest Plan and the Company’s deferred executive compensation plan. Soltis received no amount in 2006 and $263,000 in 2005 for fees from Fidelity relating to the Company’s cash programs. Soltis received approximately $156,000 in 2006 and $144,850 in 2005 for fees for advisory services to the SkyWest Plan and the Company’s executive deferred compensation plan. With respect to the Company’s executive deferred compensation plan, Soltis provided consulting services in conjunction with the Newport Group. Soltis received $20,000 during 2006 and 2005 from the Newport Group.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this Report. During the year ended December 31, 2006, we changed ASA’s accounting software system to the SkyWest accounting software system. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act. There have been no other significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

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

Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2006. Our management’s assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—“Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2006, we maintained effective internal control over financial reporting.

Ernst & Young LLP, an independent registered public accounting firm, who audited and reported on our consolidated financial statements included in this Report, has issued an attestation report on management’s assessment of internal control over financial reporting. This attestation Report appears on page 71 of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that SkyWest, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SkyWest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of SkyWest, Inc. and subsidiaries and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 27, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2007 Annual Meeting of Shareholders scheduled for May 1, 2007. Our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2006, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Headings in
Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	“Election of Directors”, “Corporate Governance” and “Executive Compensation”
ITEM 11.	EXECUTIVE COMPENSATION	“Executive Compensation” and “Compensation Committee Report”
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Election of Directors” and “Security Ownership”
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Executive Compensation”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Audit Committee Disclosure”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Documents Filed:

1.                Financial Statements:  Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2006 and 2005, Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004, Consolidated Statements of Cashflows for the year ended December 31, 2006, 2005 and 2004, Consolidated Statements of Owners Equity for the years ended December 31, 2006, 2005 and 2004 and Notes to Consolidated Financial Statements.

2.                Financial Statement Schedule. The following consolidated financial statement schedule of our company is included in this Item 15.

•        Report of independent auditors on financial statement schedule

•        Schedule II—Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)          Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(2)
4.1	Specimen of Common Stock Certificate	(3)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.3	United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(6)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(7)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.6(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(5)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(9)
10.8(a)	SkyWest Inc. 1995 Employee Stock Purchase Plan	(10)
10.8(b)	First Amendment to SkyWest, Inc. 1995 Employee Stock Purchase Plan	(11)
10.8(c)	Second Amendment to SkyWest Inc. 1995 Employee Stock Purchase Plan	(11)
10.8(d)	Third Amendment to SkyWest Inc. 1995 Employee Stock Purchase Plan	(12)
10.9	SkyWest Inc. 2006 Employee Stock Purchase Plan	(13)
10.10	SkyWest Inc. Executive Stock Incentive Plan	(14)
10.11	SkyWest Inc. Allshare Stock Option Plan	(14)
10.12(a)	2004 Restatement of the SkyWest Inc. Employees’ Retirement Plan	(11)
10.12(b)	Amendment Number One to the 2004 Restatement of the SkyWest Inc. Employees’ Retirement Plan	(11)
10.12(c)	Amendment Number Two to the 2004 Restatement of the SkyWest, Inc. Employees’ Retirement Plan	(11)
10.13(a)	Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)

10.13(b)	First Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(c)	Second Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(d)	Third Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(e)	Fourth Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.14

Airline Services Agreement dated December 20, 2006 by and between SkyWest Airlines, Inc. And Midwest Airlines, Inc. (confidential treatment has been requested for this exhibit and the confidential portions have been filed with the Securities and Exchange Commission)

		Filed herewith
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

       (1) Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

       (2) Incorporated by reference to a Registration Statement on Form S-3, File No. 33-74290

       (3) Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

       (4) Incorporated by reference to Registrant’s Form 8-K/A filed on February 12, 2006

       (5) Incorporated by reference to exhibits to Registrant’s Form 10-Q filed on September 30, 2003

       (6) Incorporated by reference to the exhibits to Registrant’s Forms 8-K filed on January 21, 1998 and February 11, 1998

       (7) Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed for the quarter ended December 31, 1986

       (8) Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed on February 13, 2003

       (9) Incorporated by reference to the exhibits to a Registration Statement on Form S-8, Filed No. 33-41285

(10) Incorporated by refernce to the exhibits to Registrant’s Form 10-K for the year ended December 31, 2005

(11) Incorporated by reference to the exhibits to Registrant’s form 10-K for the year ended December 31, 2005

(12) Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No. 333-130846

(13) Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(14) Incorporated by reference to the exhibits to Registrant’s Form 10-Q filed on July 28, 2000

Report of Independent Registered Public Accounting Firm

We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 27, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 27, 2007

SKYWEST, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2006:
Allowance for inventory obsolescence	$2,916	$1,083	$(394)	$3,605
Allowance for doubtful accounts receivable	58	5	(16)	47
Sales allowance	10,200	(3,500)	(6,700)	—
	$13,174	$(2,412)	$(7,110)	$3,652
Year Ended December 31, 2005:
Allowance for inventory obsolescence	$2,033	$883	$—	$2,916
Allowance for doubtful accounts receivable	24	64	(30)	58
Sales allowance	—	10,200	—	10,200
	$2,057	$11,147	$30	$13,174
Year Ended December 31, 2004:
Allowance for inventory obsolescence	$1,926	$505	$(398)	$2,033
Allowance for doubtful accounts receivable	59	540	(575)	24
	$1,985	$1,045	$(973)	$2,057

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2007.

SKYWEST, INC.

By	/s/ BRADFORD R. RICH
Bradford R. Rich
Executive Vice President, Chief Financial Officer and Treasurer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Names	Capacities	Date
/s/ JERRY C. ATKIN	Chairman of the Board and
Jerry C. Atkin	Chief Executive Officer	February 28, 2007
/s/ BRADFORD R. RICH	Executive Vice President,
Bradford R. Rich	Chief Financial Officer And Treasurer	February 28, 2007
/s/ STEVEN F. UDVAR-HAZY
Steven F. Udvar-Hazy	Lead Director	February 28, 2007
/s/ J. RALPH ATKIN
J. Ralph Atkin	Director	February 28, 2007
/s/ MERVYN K. COX
Mervyn K. Cox	Director	February 28, 2007
/s/ IAN M. CUMMING
Ian M. Cumming	Director	February 28, 2007
/s/ W. STEVE ALBRECHT
W. Steve Albrecht	Director	February 28, 2007
/s/ ROBERT G. SARVER
Robert G. Sarver	Director	February 28, 2007
/s/ MARGARET S. BILLSON
Margaret S. Billson	Director	February 28, 2007
/s/ HENRY EYRING JR.
Henry Eyring Jr.	Director	February 28, 2007