Form 10-Q
period 2007-03-31
SKYWEST INC
filed 2007-05-10
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2007
Common stock, no par value	64,534,950

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2007	December 31, 2006
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$442,024	$415,454
Marketable securities	224,828	220,076
Restricted cash	16,409	16,409
Income tax receivable	672	1,819
Receivables, net	41,496	29,431
Inventories	94,740	85,160
Prepaid aircraft rents	253,118	223,320
Deferred tax assets	65,381	58,134
Other current assets	50,244	45,651
Total current assets	1,188,912	1,095,454

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,087,900	2,931,990
Deposits on aircraft	4,678	3,219
Buildings and ground equipment	200,039	189,096
	3,292,617	3,124,305
Less-accumulated depreciation and amortization	(606,430)	(565,852)
Total property and equipment, net	2,686,187	2,558,453

OTHER ASSETS
Intangible assets, net	30,186	30,748
Other assets	61,778	46,764
Total other assets	91,964	77,512
Total assets	$3,967,063	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2007	2006
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$112,984	$108,505
Accounts payable	184,217	156,831
Accrued salaries, wages and benefits	65,330	64,451
Accrued aircraft rents	20,001	24,073
Taxes other than income taxes	16,218	16,882
Other current liabilities	49,581	37,689
Total current liabilities	448,331	408,431

OTHER LONG-TERM LIABILITIES	39,254	35,405

LONG-TERM DEBT, net of current maturities	1,783,368	1,675,626

DEFERRED INCOME TAXES PAYABLE	352,402	327,384

DEFERRED AIRCRAFT CREDITS	119,243	106,280

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 71,232,425 and 70,752,674 shares issued, respectively	504,688	491,405
Retained earnings	753,611	720,784
Treasury stock, at cost, 6,794,056 shares	(32,551)	(32,551)
Accumulated other comprehensive loss	(1,283)	(1,345)
Total stockholders’ equity	1,224,465	1,178,293
Total liabilities and stockholders’ equity	$3,967,063	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Operating revenues:
Passenger	$780,567	$734,426
Ground handling and other	8,401	8,429
	788,968	742,855
Operating expenses:
Flying operations	410,061	398,466
Customer service	117,453	99,676
Maintenance	94,489	78,311
Depreciation and amortization	50,278	45,489
General and administrative	37,112	38,050
	709,393	659,992
Operating income	79,575	82,863
Other income (expense):
Interest income	7,110	2,907
Interest expense	(30,571)	(28,543)
Other	189	(1,097)
	(23,272)	(26,733)
Income before income taxes	56,303	56,130
Provision for income taxes	21,515	21,542
Net income	$34,788	$34,588

Basic earnings per share	$0.54	$0.59
Diluted earnings per share	$0.53	$0.57
Weighted average common shares:
Basic	64,279	59,118
Diluted	65,837	60,417

Dividends declared per share	$0.03	$0.03

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$100,715	$44,823

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(135,099)	(33,768)
Sales of marketable securities	130,409	16,786
Proceeds from the sale of aircraft	1,829	5,776
Acquisition of property and equipment:
Aircraft and rotable spare parts	(166,351)	(17,076)
Deposits on aircraft	(8,704)	(416)
Buildings and ground equipment	(10,943)	(3,739)
Increase in other assets	(11,940)	(11,623)

NET CASH USED IN INVESTING ACTIVITIES	(200,799)	(44,060)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	132,906	7,093
Principal payments on long-term debt	(20,685)	(20,715)
Tax benefit from exercise of common stock options	68	382
Return of deposits on aircraft and rotable spare parts	7,245	7,572
Net proceeds from issuance of common stock	9,066	13,488
Payment of cash dividends	(1,946)	(1,790)

NET CASH PROVIDED BY FINANCING ACTIVITIES	126,654	6,030

Increase in cash and cash equivalents	26,570	6,793
Cash and cash equivalents at beginning of period	415,454	140,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$442,024	$147,407

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$17,398	$25,895
Income taxes	$115	$100

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

     The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or “the Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

Note B — Passenger and Ground Handling Revenue

     The Company recognizes passenger and ground handling revenues when the service is provided.  Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) and Midwest Airlines, Inc. (“Midwest”), revenue is considered earned when the flight is completed.

     SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Each of the Delta Connection Agreements provides for a fifteen-year term, subject to early termination by Delta,  SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events.  Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights.  In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term.  SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults.  SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

     Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate the Company for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown.  The SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision.  Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs.  Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals.  Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.  The parties to the Delta Connection Agreements make customary representations, warranties and covenants, and the agreements contain other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s under Midwest’s code.  In exchange for providing the designated number of flights and performing SkyWest Airlines’ other obligations under the Airlines Service Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Airlines Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.

          The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United and Midwest, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements.

Note C — Stock Compensation

     Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFASB No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under the modified-prospective-transition method, compensation cost recognized during the three months ended March 31, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R).

     The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the three months ended March 31, 2007 the Company granted 361,973 stock options to employees under the SkyWest, Inc. Long-Term Incentive Plan (“2006 Incentive Plan”) .  The following table shows the assumptions used and weighted average fair value for grants in the three months ended March 31, 2007.

Expected annual dividend rate	0.45%
Risk-free interest rate	4.78%
Average expected life (years)	4.5
Expected volatility of common stock	.272
Forfeiture rate	7.9%
Weighted average fair value of option grants	$8.05

     During the three months ended March 31, 2007, the Company granted 307,439 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, the Company granted 15,605 fully-vested shares of restricted stock to the Company’s directors.  The fair value of the stock on the date of grant was $26.84 per share.

     As required by SFAS 123(R), the Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.  During the three months ended March 31, 2007 and 2006, the Company recorded pre-tax equity-based compensation expense of $3.6 million and $1.6 million, respectively.

Note D — Net Income Per Common Share

     Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2007 options to acquire 361,973 shares were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the three months ended March 31, 2006 all options were included in the computation of Diluted EPS.

     The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31, (unaudited)
	2007	2006
Numerator
Net Income	$34,788	$34,588

Denominator
Weighted average number of common shares outstanding	64,279	59,118
Effect of outstanding stock compensation	1,558	1,299
Weighted average number of shares for Diluted net income per common share	65,837	60,417

Basic earnings per share	$0.54	$0.59
Diluted earnings per share	$0.53	$0.57

Note E — Comprehensive Income

     The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicated (in thousands):

	Three months ended March 31,
	(unaudited)
	2007	2006

Net Income	$34,788	$34,588
Unrealized appreciation (depreciation) on marketable securities, net of tax	62	(231)

Comprehensive income	$34,850	$34,357

 Note F — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	March 31, 2007	December 31, 2006
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.16% to 7.18% through 2012 to 2020, secured by aircraft	$616,930	$623,071
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 4.83% to 8.33% through 2006 to 2021, secured by aircraft	637,079	643,826
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	278,231	281,999
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	84,733	86,375
Notes payable to banks, due in monthly installments plus interest of 6.86% to 7.38% through 2020, secured by aircraft	232,647	101,254
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.38% through 2020, secured by aircraft	29,092	29,545
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	10,796	11,105
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,844	6,956
Long-term debt	$1,896,352	$1,784,131

Less current maturities	(112,984)	(108,505)

Long-term debt, net of current maturities	$1,783,368	$1,675,626

     At March 31, 2007, the three-month and six-month LIBOR rates were 5.35% and 5.33%, respectively.   At December 31, 2006, the three-month and six-month LIBOR rates were 5.36% and 5.37%, respectively.

Note G — Commitments and Contingencies

     The Company leases 278 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2007 (in thousands):

April through December 2007	$179,418
2008	287,409
2009	301,590
2010	295,197
2011	291,348
2012	292,023
Thereafter	1,701,736
$3,348,721

     On November 21, 2006, the Company announced that SkyWest had been selected by Delta to operate 12 CRJ700s previously operated by Comair, of which ten CRJ700s were delivered as of March 31, 2007.  On December 21, 2006, the Company announced that SkyWest Airlines was selected by Midwest to enter into the Airline Services Agreement. Under the terms of the agreement, SkyWest Airlines has agreed to operate up to 25 additional CRJ200s. The Company began service with Midwest in April 2007.  The Company’s total firm aircraft orders and commitments, as of March 31, 2007, consisted of orders for two CRJ900s, and commitments to operate eleven CRJ200s to be acquired through either purchase or third-party lease arrangements, and sublease 2 CRJ700’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $193.5 million through October 2007.

Note H — Legal Matters

     The Company is subject to certain legal actions which the Company considers routine to its business activities.  As of March 31, 2007, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note I — Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (the “FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN No. 48”), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN No.48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The periods subject to examination for the Company’s federal return are the 2002 through 2006 tax years.   The adoption of FIN No. 48 did not have a material effect on the Company’s consolidated financial position or results of operations.

     The Company’s policy for recording interest and penalties on tax positions is to record such items as a component of the provision for income taxes.

Cautionary Statement Concerning Forward-Looking Statements

     Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ASA, SkyWest’s objectives, expectations and intentions and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended.  These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

•                                         SkyWest is subject to risks associated with its development of  a new code sharing relationship with Midwest;

•                                         SkyWest may be negatively impacted by the troubled financial condition and restructurings of Delta and United;

•                                         other factors as set forth in SkyWest’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in SkyWest’s Annual Report on Form 10-K for the year ended December 31, 2006.;

     There may be other factors not identified above of which SkyWest is not currently aware that may affect matters discussed in the forward-looking statements, and may also cause actual results to differ materially from those discussed.  SkyWest assumes no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by law.

ITEM 2:                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2007 and 2006. Also discussed is our financial position as of March 31, 2007 and December 31, 2006. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

          Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of March 31, 2007, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,550 total daily departures to 229 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately nine other airlines.  As of March 31, 2007, our consolidated fleet consisted of 425 aircraft, including 235 Bombardier CRJ200 Regional Jets (“CRJ200s”) (65 assigned to United Air Lines, Inc. (“United”), 166 assigned to Delta Air Lines, Inc. (“Delta”) and 4 assigned to Midwest Airlines, Inc. (“Midwest”)), 102 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 50 assigned to Delta), 15 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 61 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (49 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the three months ended March 31, 2007, approximately 60% of our aggregate capacity was operated under the Delta code and approximately 40% was operated under the United code.

     SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  As of March 31, 2007, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Atlanta, and as United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating approximately 1,700 total daily flights.

     We provide a substantial majority of regional airline service for Delta in Atlanta and Salt Lake City.  In connection with our acquisition of ASA in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA.  We also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta.  Delta has also agreed that, starting in 2008, if Delta solicits requests for proposals to fly Delta Connection regional aircraft, ASA will be permitted to bid to maintain the same percentage of total Delta Connection regional jet flights that it flies during 2007, and, if ASA does not achieve the winning bid for the proposed flying, ASA will be permitted to match the terms of the winning bid to the extent necessary for ASA to maintain its percentage of Delta Connection regional jet flying that it operated during 2007.

     ASA has been a code-share partner with Delta in Atlanta since 1984.  ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively.  ASA operates approximately 800 daily flights, all in the Delta Connection system.

     Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of our controlled or “pro-rate” flying and contract flying.  On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares.  As of March 31, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 66% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 34% flown under pro-rate arrangements.

First Quarter Highlights

     We had revenues of $789.0 million for the quarter ended March 31, 2007, a 6.2% increase, compared to $742.9 million for the quarter ended March 31, 2006.  We had net income of $34.8 million for the quarter ended March 31, 2007, an increase of 0.6%, or $0.53 per diluted share compared to $34.6 million of net income or $0.57 per diluted share, for the quarter ended March 31, 2006.

     Total ASMs for the first quarter of 2007 increased 12.6% from the first quarter of 2006, primarily as a result of an increase in our fleet size to 425 aircraft as of March 31, 2007, from 395 aircraft as of March 31, 2006.  During the quarter, we took delivery of six new CRJ900 regional jet aircraft and acquired ten CRJ700 used regional jet aircraft from another operator.  During the first quarter of 2007, we generated 5.29 billion ASMs, compared to 4.70 billion ASMs during the same period of 2006.

     At March 31, 2007, we had approximately $683.3 million in cash and marketable securities, compared to approximately $651.9 million as of December 31, 2006.  Of the six new CRJ900 regional jet aircraft we acquired during the quarter ended March 31, 2007, we financed five aircraft under long-term debt arrangements and one aircraft under an interim lease arrangement.  The ten CRJ700 aircraft, we acquired during the quarter were acquired under sublease arrangements with a major partner at nominal monthly amounts.

Outlook

     From April 1, 2007 through December 31, 2007, we intend to take delivery of 11 CRJ 200s (which we intend to assign to Midwest), two CRJ 900s (which we intend to assign to Delta) and two CRJ 700s (assigned to Delta).

Critical Accounting Policies

     Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2006, which are presented in our Annual Report on Form 10-K filed with the SEC on March 1, 2007.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases and impairment of long-lived assets and intangibles. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Results of Operations

Three Months Ended March 31, 2007 and 2006

     Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the quarters identified below.

	For the quarter ended March 31,
	2007		2006		% Change

Revenue passenger miles (000)	4,024,556		3,646,400		10.4%
Available seat miles (000)	5,293,902		4,701,978		12.6%
Passengers carried	7,823,106		7,408,714		5.6%
Passenger load factor	76.0%		77.6%		(1.6)	pts
Passenger breakeven load factor	71.3%		71.9%		(0.6)	pts
Revenue per available seat mile	14.9	¢	15.8	¢	(5.7)%
Cost per available seat mile	14.0	¢	14.6	¢	(4.1)%
Fuel cost per available seat mile	4.1	¢	4.8	¢	(14.6)%
Yield per revenue passenger mile	19.4	¢	20.1	¢	(3.5)%
Average passenger trip length (miles)	514		492		4.5%

     Revenue Passenger Miles and Available Seat Miles.  Our total revenue passenger miles, or RPMs, generated during the quarter ended March 31, 2007 increased 10.4% from the quarter ended March 31, 2006.  Our total available seat miles, or ASMs, generated during the quarter ended March 31, 2007 increased 12.6% from the quarter ended March 31, 2006.  The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 395 as of March 31, 2006 to 425 as of March 31, 2007.  Additionally, our average passenger trip length increased from 492 miles as of March 31, 2006 to 514 miles as of March 31, 2007, primarily due to the increased number of CRJ700s and CRJ900s placed into service since March 31, 2006, which typically operate over longer stage lengths.

     Passengers Carried and Passenger Load Factor.  Our passenger load factor decreased to 76.0% for the quarter ended March 31, 2007, from 77.6% for the quarter ended March 31, 2007.  During the quarter ended March 31, 2007, approximately 95% of our ASMs were generated by our contract flying, where Delta or United controls scheduling, ticketing, pricing and seat inventories.  Our contract-flying routes primarily supplement Delta and United mainline service in previously established and developed markets.  Changes made by Delta and United in their respective ticket pricing, scheduling and seat inventories impact our load factor.

     Revenue per Available Seat Mile.  Our revenue per available seat mile decreased to 14.9¢ for the quarter ended March 31, 2007 from 15.8¢ for the quarter ended March 31, 2006.  Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue.  The average cost per gallon of fuel decreased to $2.01 per gallon during the quarter ended March 31, 2007 from $2.09 during the quarter ended March 31, 2006.  Additionally, beginning in January 2007, United began to purchase fuel directly from the vendor for our aircraft operated out of Chicago, which reduced our fuel costs and related compensation (reflected as passenger revenue) compared to the quarter ended March 31, 2006.

     Operating revenues increased 6.2% to $789.0 million for the quarter ended March 31, 2007, compared to $742.9 million for the quarter ended March 31, 2006.  The increase in operating revenues was primarily due the increase in our fleet size from 395 aircraft as of March 31, 2006 to 425 aircraft as of March 31, 2007.

    Passenger revenues, which represented 98.9% of consolidated operating revenues for the quarter ended March 31, 2007, increased 6.3% to $780.6 million for the quarter ended March 31, 2007, from $734.4 million, or 98.9% of consolidated operating revenues, for the quarter ended March 31, 2006.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 10.3% for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.  The increase in passenger revenues excluding fuel was primarily due to a 12.6% increase in ASMs, principally as a result of our increase in operating aircraft to 425 aircraft as of March 31, 207, from 395 aircraft as of March 31, 2006.  The increase in passenger revenues excluding fuel was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

     Total ground handling and other revenues for the quarter ended March 31, 2007 decreased approximately 0.3% from the quarter ended March 31, 2006.  The decrease was primarily related to lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

    Cost per Available Seat Mile.  Our cost per available seat mile decreased to 14.0¢ for the quarter ended March 31, 2007 from 14.6¢ for the quarter ended March 31, 2006.  The decrease in cost per available seat mile was primarily due to the decrease in our fuel costs to $218.1 million for the quarter ended March 31, 2007 from $224.7 million for the quarter ended March 31, 2006, as discussed above.  Changes in the components of our operating costs are discussed in the table below.

     The following table sets forth information regarding our operating expense components for the quarters ended March 31, 2007 and 2006.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Quarter ended March 31,
	2007			2006
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$185,140	23.5%	3.6	$165,325	22.3%	3.5
Aircraft costs	122,494	15.5%	2.3	113,837	15.3%	2.4
Maintenance	69,923	8.9%	1.3	55,178	7.4%	1.2
Fuel	218,052	27.6%	4.1	224,663	30.2%	4.8
Other airline expenses	113,784	14.4%	2.1	100,989	13.6%	2.1
Interest	30,571	3.9%	0.6	28,543	3.8%	0.6
Total airline expenses	$739,964		14.0	$688,535		14.6

   Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits increased to 3.6¢ for the quarter ended March 31, 2007, compared to 3.5¢ for the quarter ended March 31, 2006.  The average number of full-time equivalent employees increased 16.1% to 15,184 for the quarter ended March 31, 2007 from 13,080 for the quarter ended March 31, 2006.  The increase in number of employees was primarily due the additional personnel required to operate the additional aircraft placed into service since March 31, 2006 and related ground handling operations.  The increase in the cost per ASM was primarily due to personnel hired and trained during the quarter for aircraft to be placed in service during the quarter ending June 30, 2007.

     Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.3¢ for the quarter ended March 31, 2007 from 2.4¢ for the quarter ended March 31, 2006.  The decrease in cost per ASM was primarily due to the addition of ten CRJ700s and 15 CRJ900s since March 31, 2006. CRJ 700s and CRJ 900s have lower ownership costs per ASM than our existing CRJ200 and turboprop fleets.

     Maintenance.  The cost per ASM for maintenance expense increased to 1.3¢ for the quarter ended March 31, 2007, compared to 1.2¢ for the quarter ended March 31, 2006.  The increase was primarily related to the timing of engine overhaul events during the quarter ended March 31, 2007.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the quarter ended March 31, 2007, we collected and recorded as revenue $7.3 million (pretax) under the United Express Agreement to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table above), the “Maintenance” expense line in the above table differs from the “Maintenance” line in our condensed consolidated statements of income.

     Fuel.  The cost per ASM for fuel decreased 14.6% to 4.1¢ for the quarter ended March 31, 2007, from 4.8¢ for the quarter ended March 31, 2006.  The average cost per gallon of fuel decreased to $2.01 per gallon during the quarter ended March 31, 2007 from $2.09 during the quarter ended March 31, 2006.  Additionally, beginning in January 2007, United began to purchase fuel directly from the vendor for our aircraft operated out of Chicago, which reduced our fuel cost compared to the quarter ended March 31, 2006.

     Other airline expenses.  The cost per ASM for other expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, remained constant at 2.1¢ for the quarters ended March 31, 2006 and 2007.

     Interest.  The cost per ASM for interest expense remained constant at 0.6¢ for the quarters ended March 31, 2006 and 2007.

     Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 7.5% to $740.0 million for the quarter ended March 31, 2007, compared to $688.5 million for the quarter ended March 31, 2006.  The increase in total airline expense was primarily due the 12.6% increase in ASMs.  As a percentage of total operating revenues, total airline expenses increased to 93.8% for the quarter ended September 30, 2006, from 92.7% for the quarter ended September 30, 2005.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

     Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended March 31, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 12.5% from the quarter ended March 31, 2006.  The increase was primarily a result of a 12.6% increase in ASMs (which resulted principally from the increase in our fleet and the increase in the average passenger trip length).  Total operating expenses for the quarter ended March 31, 2007 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

     Net Income.  Net income increased to $34.8 million, or $0.53 per diluted share, for the quarter ended March 31, 2007,  compared to $34.6 million, or $0.57 per diluted share, for the quarter ended March 31, 2006.  Factors relating to the change in net income are discussed above.

Liquidity and Capital Resources

     We had working capital of $740.6 million and a current ratio of 2.7:1 at March 31, 2007, compared to working capital of $687.0 million and a current ratio of 2.7:1 at December 31, 2006. The increase in working capital was principally attributable to the cash generated from our operations during the quarter ended March 31, 2007.  The principal sources of cash during the three months ended March 31, 2007 were $132.9 million in proceeds from issuance of long-term debt, $100.7 million provided by operating activities, $9.1 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $7.2 million from returns on aircraft deposits, $1.8 million of proceeds from the sale of owned aircraft and $0.1 million in tax benefit from exercise options to purchase shares of common stock.  We invested $166.4 million in flight equipment, made principal payments on long-term debt of $20.7 million, invested $11.9 million in other assets, spent $10.9 million for buildings and ground equipment,  paid $8.7 million in deposits for aircraft, purchased $4.7 million of marketable securities and paid $1.9 million in cash dividends.  These factors resulted in a $26.6 million increase in cash and cash equivalents during the three months ended March 31, 2007.

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

     Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to

$224.8 million at March 31, 2007, compared to $220.1 million at December 31, 2006.  The increase in marketable securities was due primarily to the $100.7 million in cash provided for through operating activities for the three months ended March 31, 2007.

     At March 31, 2007, our total capital mix was 40.7% equity and 59.3% long-term debt, compared to 41.3% equity and 58.7% long-term debt at December 31, 2006.

Significant Commitments and Obligations

General

     The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2007	2008	2009	2010	2011	Thereafter

Firm aircraft commitments	$193,500	$193,500	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,348,721	179,418	287,409	301,590	295,197	291,348	1,993,759
Principal maturities on long-term debt	1,896,352	89,666	116,902	122,009	127,354	130,614	1,309,807
Total commitments and obligations	$5,438,573	$462,584	$404,311	$423,599	$422,551	$421,962	$3,303,566

Purchase Commitments and Options

          On November 21, 2006, we announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair.  Ten of the 12 CRJ700s were delivered by March 31, 2007 and the remaining two CRJ700s are scheduled to be delivered by September 2007.  On December 21, 2006, we announced that SkyWest Airlines was selected by Midwest to enter into an Airline Services Agreement, under which SkyWest Airlines intends to operate up to 25 CRJ200s.  Four of the initial 15 CRJ200s were delivered as of March 31, 2007.  As of March 31, 2007, our total firm aircraft orders and commitments consisted of orders for two CRJ900s, and commitments to operate eleven CRJ200s to be acquired through either purchase or third-party lease arrangements,  and sublease two CRJ700’s from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $193.5 million through October 2007.

     We have not historically funded a substantial portion of our aircraft acquisitions with working capital.  Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and debt financing.  At the time of each aircraft acquisition, we evaluate the financing alternatives available, and select one or more of these methods to fund the acquisition.  In the event that alternative financing can not be arranged at the time of delivery, Bombardier has financed aircraft acquisitions until more permanent arrangements can be made.  Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

     At present, we intend to satisfy our 2007 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

Aircraft Lease and Facility Obligations

     We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At March 31, 2007, we had 278 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.3 billion at March 31, 2007.  Assuming a 7.4% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at March 31, 2007.

Long-term Debt Obligations

     Our total long-term debt at March 31, 2007 was $1,896.4 million, of which $1,889.6 million related to the acquisition of Brasilia turboprop, CRJ200,  CRJ700 and CRJ900 aircraft and $6.8 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 6.62% at March 31, 2007.

Seasonality

     Our results of operations for any interim period are not necessarily indicative of those for the entire period, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather which occasionally results in cancelled flights during the winter months.

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

     In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic fuel risk on our pro-rate operations.  As of March 31, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 33% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements.  At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

     Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At March 31, 2007, we had variable rate notes representing 51.6% of our total long-term debt compared to 55.4% at December 31, 2006.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.5 million in interest expense and received $1.6 additional interest income for the three months ended March 31, 2007.

     We currently intend to finance the acquisition of aircraft through the manufacturer, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta and Midwest, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect any changes in our aircraft rental rates.

ITEM 4.                    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2007.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

          Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control Over Financial Reporting

        There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

     We are subject to certain legal actions which we consider routine to our business activities.  As of March 31, 2007, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.           RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2006 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risk factors presented below reflect material changes to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2006.  The risk factors below modify and supplement, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on  Form 10-K for the Year Ended December 31, 2006.

Risks Related to Our Operations

We are subject to risks associated with our development of  a new code sharing relationship with Midwest.

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s under Midwest’s code. The initial 15 aircraft are scheduled for delivery beginning in April 2007 and continuing through October 2007. Service under the Airline Services Agreement began on April 1, 2007. Delivery dates of additional aircraft, if any, will be determined at a later date. We expect that the aircraft will serve markets from Midwest’s current hubs in Milwaukee and Kansas City.

Under the Airline Services Agreement, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as “pass-through” costs, Midwest obligated to pay to us the actual amount of the cost. With respect to other costs, Midwest is obligated to pay to us amounts based, in part, on pre- determined rates for certain costs. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by Midwest, our financial results will be negatively affected.

We may be negatively impacted by the troubled financial condition and restructurings of Delta.

Substantially all of our revenues are attributable to our code-share agreements with Delta and United, which both recently emerged from bankruptcy proceedings. The U.S. Bankruptcy Courts charged with administration of the Delta and United bankruptcy cases have entered final orders approving the assumption of our code-share agreements. Notwithstanding those approvals, these bankruptcies and restructurings present considerable continuing risks and uncertainties for our code-share agreements and, consequently, for our operations.

Although plans of reorganization has been confirmed in the United and Delta bankruptcy proceedings, there is no assurance that either United or Delta will ultimately succeed in its reorganization efforts or will remain a going concern over the long term.  Other aspects of the Delta and United bankruptcies and reorganizations pose additional risks to our code-share agreements. There is no assurance that Delta or United will be able to operate successfully under the terms of its confirmed plan.

In light of the importance of our code-share agreements with Delta and United to our business, the termination of these agreements could jeopardize our operations. Such events could leave us unable to operate much of our current aircraft fleet and the additional aircraft we are obligated to purchase. As a result, they could have a material adverse effect on our operations and financial condition.

Even though Delta and United have emerged from bankruptcy proceedings, their respective financial positions will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy again after emergence from Chapter 11, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, and more volatile operating margins. We believe that any of these developments could have a negative effect on many aspects of our operations and financial performance.

ITEM 6:                   EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2007.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President,
Chief Financial Officer and Treasurer