Form 10-Q
period 2007-06-30
SKYWEST INC
filed 2007-08-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007
Common stock, no par value	62,185,561

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2007	December 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$392,117	$415,454
Marketable securities	268,283	220,076
Restricted cash	16,525	16,409
Income tax receivable	672	1,819
Receivables, net	58,888	29,431
Inventories	94,551	85,160
Prepaid aircraft rents	239,695	223,320
Deferred tax assets	69,269	58,134
Other current assets	33,964	45,651
Total current assets	1,173,964	1,095,454

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,167,014	2,931,990
Deposits on aircraft	226	3,219
Buildings and ground equipment	201,386	189,096
	3,368,626	3,124,305
Less-accumulated depreciation and amortization	(644,799)	(565,852)
Total property and equipment, net	2,723,827	2,558,453

OTHER ASSETS
Intangible assets, net	29,623	30,748
Other assets	55,105	46,764
Total other assets	84,728	77,512
Total assets	$3,982,519	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

	June 30,	December 31,
	2007	2006
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$115,732	$108,505
Accounts payable	154,911	156,831
Accrued salaries, wages and benefits	66,405	64,451
Accrued aircraft rents	24,456	24,073
Taxes other than income taxes	24,392	16,882
Other current liabilities	43,615	37,689
Total current liabilities	429,511	408,431

OTHER LONG-TERM LIABILITIES	36,041	35,405

LONG-TERM DEBT, net of current maturities	1,792,481	1,675,626

DEFERRED INCOME TAXES PAYABLE	379,603	327,384

DEFERRED AIRCRAFT CREDITS	120,039	106,280

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,119,833 and 70,752,674 shares issued, respectively	526,993	491,405
Retained earnings	792,247	720,784
Treasury stock, at cost, 9,088,673 and 6,794,056 shares, respectively	(92,768)	(32,551)
Accumulated other comprehensive loss	(1,628)	(1,345)
Total stockholders’ equity	1,224,844	1,178,293
Total liabilities and stockholders’ equity	$3,982,519	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues:
Passenger	$846,356	$784,332	$1,626,923	$1,518,758
Ground handling and other	8,692	6,072	17,092	14,501
	855,048	790,404	1,644,015	1,533,259
Operating expenses:
Flying operations	470,900	442,731	880,962	841,197
Customer service	107,774	99,390	225,226	199,066
Maintenance	96,463	73,779	190,952	152,090
Depreciation and amortization	52,175	47,262	102,453	92,751
General and administrative	38,881	37,621	75,993	75,671
	766,193	700,783	1,475,586	1,360,775
Operating income	88,855	89,621	168,429	172,484
Other income (expense):
Interest income	8,130	4,225	15,241	7,132
Interest expense	(31,731)	(28,519)	(62,302)	(57,062)
Other	278	13	467	(1,084)
	(23,323)	(24,281)	(46,594)	(51,014)
Income before income taxes	65,532	65,340	121,835	121,470
Provision for income taxes	24,910	26,054	46,425	47,596
Net income	$40,622	$39,286	$75,410	$73,874

Basic earnings per share	$0.64	$0.62	$1.18	$1.21
Diluted earnings per share	$0.62	$0.62	$1.15	$1.19
Weighted average common shares:
Basic	63,811	62,970	64,045	61,044
Diluted	65,245	63,759	65,541	62,088

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$212,949	$175,304

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(382,716)	(13,476)
Sales of marketable securities	334,226	4,154
Acquisition / Disposition of property and equipment:
Aircraft and rotable spare parts	(255,592)	(40,673)
Deposits on aircraft	(8,704)	(416)
Buildings and ground equipment	(23,467)	(6,761)
Proceeds from sales of property and equipment	11,290	7,322
Increase in other assets	(9,284)	(12,571)

NET CASH USED IN INVESTING ACTIVITIES	(334,247)	(62,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on lines of credit	—	(90,000)
Tax benefit from exercise of common stock options	199	1,328
Proceeds from issuance of long-term debt	177,792	7,093
Return of deposits on aircraft and rotable spare parts	11,697	7,573
Principal payments on long-term debt	(53,710)	(46,270)
Purchase of treasury stock	(60,217)	—
Net proceeds from issuance of common stock	26,106	110,097
Payment of cash dividends	(3,906)	(3,603)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	97,961	(13,782)

Increase (decrease) in cash and cash equivalents	(23,337)	99,101
Cash and cash equivalents at beginning of period	415,454	140,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$392,117	$239,715

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$59,476	$56,312
Income taxes	$216	$1,284

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or “the Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets (“CRJ200s”) under Midwest’s code.  In exchange for providing the designated number of flights and performing other obligations under the Airlines Service Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Airlines Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.

The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United and Midwest, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements.

Note C — Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under the modified-prospective-transition method, compensation cost recognized during the three and six months ended June 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the six months ended June 30, 2007 and the quarter ended June 30, 2007, the Company granted options to purchase 383,601 and 21,628 shares of common stock, respectively, to employees of the Company and its subsidiaries under the SkyWest, Inc. Long-Term Incentive Plan (the “2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for grants in the six months ended June 30, 2007.

Expected annual dividend rate	0.45%
Risk-free interest rate	4.77%
Average expected life (years)	4.5
Expected volatility of common stock	.272
Forfeiture rate	7.9%
Weighted average fair value of option grants	$8.06

During the six months ended June 30, 2007 and the quarter ended June 30, 2007, the Company granted 309,506 and 2,067 shares of restricted stock, respectively, to employees of the Company and its subsidiaries under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, during the six months ended June 30, 2007 and the quarter ended June 30, 2007, the Company granted 16,714 and 1,109 fully-vested shares of common stock, respectively, to the Company’s directors.  The weighted average fair value of the stock on the date of grant was $26.85 per share.

As required by SFAS 123(R), the Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.  During the three months ended June 30, 2007 and 2006, the Company recorded pre-tax equity-based compensation expense of $3.9 million and $3.1 million, respectively.   During the six months ended June 30, 2007 and 2006, the Company recorded pre-tax equity-based compensation expense of $7.6 million and $4.7 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended June 30, 2007 and 2006, options to acquire 22,000 and 1,265,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the six months ended June 30, 2007 and 2006, options to acquire 192,000  and 633,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator
Net Income	$40,622	$39,286	$75,410	$73,874

Denominator
Weighted average number of common shares outstanding	63,811	62,970	64,045	61,044
Effect of outstanding stock compensation	1,434	789	1,496	1,044
Weighted average number of shares for Diluted net income per common share	65,245	63,759	65,541	62,088

Basic earnings per share	$0.64	$0.62	$1.18	$1.21
Diluted earnings per share	$0.62	$0.62	$1.15	$1.19

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net Income	$40,622	$39,286	$75,410	$73,874
Unrealized depreciation on marketable securities, net of tax	(345)	(206)	(283)	(437)

Comprehensive income	$40,277	$39,080	$75,127	$73,437

Note F — Long-term Debt

Long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2007	December 31, 2006
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 5.41% to 7.87% through 2012 to 2020, secured by aircraft	$600,480	$623,071
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 5.59% to 7.52% through 2007 to 2021, secured by aircraft	628,066	643,826
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	273,927	281,999
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	83,522	86,375
Notes payable to a financing company, due in monthly installments plus interest at 6.47% to 8.18% through 2025, secured by aircraft	276,998	101,254
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.37% through 2020, secured by aircraft	28,640	29,545
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	9,849	11,105
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,731	6,956
Long-term debt	$1,908,213	$1,784,131

Less current maturities	(115,732)	(108,505)

Long-term debt, net of current maturities	$1,792,481	$1,675,626

At June 30, 2007, the three-month and six-month LIBOR rates were 5.36% and 5.39%, respectively.   At December 31, 2006, the three-month and six-month LIBOR rates were 5.36% and 5.37%, respectively.

Note G — Commitments and Contingencies

The Company leases 285 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2007 (in thousands):

July through December 2007	$140,088
2008	302,476
2009	309,164
2010	297,428
2011	290,804
Thereafter	1,992,943
$3,332,903

On November 21, 2006, the Company announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc.  Ten of the 12 CRJ700s were delivered by June 30, 2007 and the remaining two CRJ700s are scheduled to be delivered by September 2007.  On December 21, 2006, the Company announced that SkyWest Airlines was selected by Midwest to enter into an Airline Services Agreement, under which SkyWest Airlines intends to operate up to 25 CRJ200s.  Twelve of the initial 15 CRJ200s to be operated for Midwest were delivered as of June 30, 2007.  As of June 30, 2007, the Company had total firm aircraft orders and commitments to operate three CRJ200s to be acquired through third-party lease arrangements and two CRJ700’s to be subleased from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $38.5 million through October 2007.

Note H — Legal Matters

The Company is subject to certain legal actions which the Company considers routine to its business activities.  As of June 30, 2007, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note I — Stock Repurchase

On March 8, 2007, the Company announced that is has been authorized by its Board of Directors to repurchase up to 5 million shares of outstanding stock.  During the quarter ended June 30, 2007, the Company repurchased approximately 2.3 million shares of common stock for approximately $60.2 million at a weighted average price per share of $26.22.

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

•                                         SkyWest may be negatively impacted by the troubled financial condition and restructurings of Delta and United; and

•                                         other factors as set forth in SkyWest’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in SkyWest’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

ITEM 2:                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six months ended June 30, 2007 and 2006. Also discussed is our financial position as of June 30, 2007 and December 31, 2006. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of June 30, 2007, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,700 total daily departures to 240 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately ten other airlines.  As of June 30, 2007, our consolidated fleet consisted of 434 aircraft, including 243 Bombardier CRJ200 Regional Jets (“CRJ200s”) (65 assigned to United Air Lines, Inc. (“United”), 166 assigned to Delta Air Lines, Inc. (“Delta”) and 12 assigned to Midwest Airlines, Inc. (“Midwest”)), 102 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 50 assigned to Delta), 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 60 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (48 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the six months ended June 30, 2007, approximately 60% of our aggregate capacity was operated under the Delta code, approximately 39% was operated under the United code and approximately 1% was operated under the Midwest code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  As of June 30, 2007, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Atlanta, and as United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating approximately 1,850 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984.  ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively.  ASA operates approximately 870 daily flights, all in the Delta Connection system.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying.  For the six months ended June 30, 2007, contract flying revenue and pro-rate revenue represented approximately 95% and 5%, respectively, of our total passenger revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares.  As of June 30, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 63% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 37% flown under pro-rate arrangements.

Financial Highlights

We had revenues of $855.0 million for the quarter ended June 30, 2007, an 8.2% increase, compared to $790.4 million for the quarter ended June 30, 2006.  We had net income of $40.6 million for the quarter ended June 30, 2007, an increase of 3.4%, or $0.62 per diluted share compared to $39.3 million of net income or $0.62 per diluted share, for the quarter ended June 30, 2006.

We had revenues of $1.64 billion for the six months ended June 30, 2007, a 7.2% increase, compared to $1.53 billion for the six months ended June 30, 2006.  We had net income of $75.4 million for the six months ended June 30, 2007, an increase of 2.1%, or $1.15 per diluted share compared to $73.9 million of net income or $1.19 per diluted share, for the six months ended June 30, 2006.

Total ASMs for the six months ended June 30, 2007  increased 13.6%, compared to the six months ended June 30, 2006 primarily as a result of an increase in our fleet size to 434 aircraft as of June 30, 2007, from 397 aircraft as of June 30, 2006.  During the six months ended June 30, 2007, we took delivery of eight new CRJ900s and acquired ten used CRJ700s and eight used CRJ 200s from another operator.  During the six months ended June 30, 2007, we generated 11.10 billion ASMs, compared to 9.77 billion ASMs during the same period of 2006.

At June 30, 2007, we had approximately $676.9 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $651.9 million as of December 31, 2006.  Of the eight new CRJ900s we acquired during the six months ended June 30, 2007, we financed seven aircraft under long-term debt arrangements and one aircraft under a lease arrangement.  The ten CRJ700s we acquired during the six months ended June 30, 2007 were acquired under sublease arrangements with a major partner at nominal monthly amounts. Of the eight CRJ200s, we financed seven aircraft under  lease arrangements and one was purchased with cash.

Outlook

From July 1, 2007 through December 31, 2007, we intend to take delivery of three CRJ 200s (which we intend to assign to Midwest) and two CRJ 700s (assigned to Delta).

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2006, which are presented in our Annual Report on Form 10-K filed with the SEC on March 1, 2007.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Results of Operations

Three Months Ended June 30, 2007 and 2006

     Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the quarters identified below.

	For the three months ended June 30,
	2007		2006		% Change

Passengers carried	8,932,439		8,144,992		9.7%
Revenue passenger miles (000)	4,661,303		4,054,908		15.0%
Available seat miles (000)	5,803,018		5,070,300		14.5%
Passenger load factor	80.3%		80.0%		0.3	pts
Passenger breakeven load factor	74.9%		73.8%		1.10	pts
Yield per revenue passenger mile	18.2	¢	19.3	¢	(5.7)%
Revenue per available seat mile	14.7	¢	15.6	¢	(5.8)%
Cost per available seat mile	13.8	¢	14.4	¢	(4.2)%
Fuel cost per available seat mile	4.8	¢	5.2	¢	(7.7)%
Average passenger trip length (miles)	522		498		4.8%

Revenue Passenger Miles and Available Seat Miles.  Our total revenue passenger miles, or RPMs, generated during the quarter ended June 30, 2007 increased 15.0% from the quarter ended June 30, 2006.  Our total available seat miles, or ASMs, generated during the quarter ended June 30, 2007 increased 14.5% from the quarter ended June 30, 2006.  The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 397 as of June 30, 2006 to 434 as of June 30, 2007.  Additionally, our average passenger trip length increased from 498 miles as of June 30, 2006 to 522 miles as of June 30, 2007, primarily due to the increased number of CRJ700s and CRJ900s placed into service since June 30, 2006, which typically operate over longer stage lengths.

Passengers Carried and Passenger Load Factor.  Our passenger load factor increased to 80.3% for the quarter ended June 30, 2007, from 80.0% for the quarter ended June 30, 2006.  During the quarter ended June 30, 2007, approximately 98% of our ASMs were generated by our contract flying, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories.  Our contract-flying routes primarily supplement Delta, United and Midwest mainline service in previously established and developed markets.  Changes made by Delta, United and Midwest in their respective ticket pricing, scheduling and seat inventories impact our load factor.

Revenue per Available Seat Mile.  Our revenue per ASM decreased to 14.7¢ for the quarter ended June 30, 2007 from 15.6¢ for the quarter ended June 30, 2006.  Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue.  The average cost per gallon of fuel increased to $2.37 per gallon during the quarter ended June 30, 2007 from $2.01 during the quarter ended June 30, 2006.  Beginning in January 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of Chicago.  Additionally, beginning June 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of San Francisco and Los Angeles, which reduced our fuel costs and related compensation (reflected as passenger revenue) compared to the quarter ended June 30, 2006.

Our operating revenues increased 8.2% to $855.0 million for the quarter ended June 30, 2007, compared to $790.4 million for the quarter ended June 30, 2006.  The increase in operating revenues was primarily due to the increase in our fleet size from 397 aircraft as of June 30, 2006 to 434 aircraft as of June 30, 2007.

Our passenger revenues, which represented 99.0% of our consolidated operating revenues for the quarter ended June 30, 2007, increased 7.9% to $846.4 million for the quarter ended June 30, 2007, from $784.3 million, or 99.2% of consolidated operating revenues, for the quarter ended June 30, 2006.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 9.0% for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006.  The increase in passenger revenues excluding fuel was primarily due to a 14.5% increase in ASMs, principally as a result of our increase in operating aircraft to 434 aircraft as of June 30, 2007, from 397 aircraft as of June 30, 2006.  The increase in passenger revenues excluding fuel was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Our total ground handling and other revenues for the quarter ended June 30, 2007 increased approximately 43.1% from the quarter ended June 30, 2006.  The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for ten other airlines.

Cost per Available Seat Mile.  Our cost per ASM decreased to 13.8¢ for the quarter ended June 30, 2007 from 14.4¢ for the quarter ended June 30, 2006.  The decrease in cost per ASM was primarily due to the decrease in our cost of fuel per ASM to 4.8¢ for the quarter ended June 30, 2007, from 5.2¢  for the quarter ended June 30, 2006, as discussed above.  Changes in the components of our other operating expenses are discussed in the table below.

The following table sets forth information regarding our operating expense components for the quarters ended June 30, 2007 and 2006.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended June 30,
	2007			2006
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$183,589	21.5%	3.2	$165,850	21.0%	3.3
Aircraft costs	125,000	14.6%	2.2	117,587	14.9%	2.3
Maintenance	71,635	8.4%	1.2	51,576	6.5%	1.0
Fuel	276,155	32.3%	4.8	263,868	33.4%	5.2
Other airline expenses	109,814	12.8%	1.9	101,903	12.8%	2.0
Interest	31,731	3.7%	0.5	28,518	3.6%	0.6
Total airline expenses	$797,924		13.8	$729,302		14.4

Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits decreased to 3.2¢ for the quarter ended June 30, 2007, compared to 3.3¢ for the quarter ended June 30, 2006.  The average number of full-time equivalent employees increased 11.7% to 14,892 for the quarter ended June 30, 2007, from 13,335 for the quarter ended June 30, 2006.  The increase in number of employees was primarily due the additional personnel required to operate the additional aircraft placed into service between June 30, 2006 and June 30, 2007, and related ground handling operations.

Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.2¢ for the quarter ended June 30, 2007, from 2.3¢ for the quarter ended June 30, 2006.  The decrease in cost per ASM was primarily due to the addition of ten CRJ700s and 17 CRJ900s between June 30, 2006 and June 30, 2007. CRJ 700s and CRJ 900s have lower ownership costs per ASM than our CRJ200 and turboprop fleets.

Maintenance.  The cost per ASM for maintenance expense increased to 1.2¢ for the quarter ended June 30, 2007, compared to 1.0¢ for the quarter ended June 30, 2006.  The increase was primarily related to the timing of engine overhaul events on aircraft operated under the Delta code and other direct maintenance events during the quarter ended June 30, 2007.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the quarter ended June 30, 2007, we collected and recorded as revenue $7.5 million (pretax) under the United Express Agreement to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table above), the “Maintenance” expense line in the above table differs from the “Maintenance” line in our condensed consolidated statements of income.

Fuel.  The cost per ASM for fuel decreased 7.7% to 4.8¢ for the quarter ended June 30, 2007, from 5.2¢ for the quarter ended June 30, 2006.  The average cost per gallon of fuel increased to $2.37 per gallon during the quarter ended June 30, 2007 from $2.33 during the quarter ended June 30, 2006.  Beginning in January 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of Chicago.  Additionally, beginning June 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of San Francisco and Los Angles, which reduced our fuel costs and related compensation (reflected as passenger revenue) compared to the quarter ended June 30, 2006.

Other airline expenses.  The cost per ASM for other airline expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 5.0% to 1.9¢ for the quarters ended June 30,

2007, from 2.0¢ for the quarter ended June 30, 2006.  The decrease in cost per ASM was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Interest.  The cost per ASM for interest expense decreased 16.7% to 0.5¢ for the quarters ended June 30, 2007, from 0.6¢ for the quarter ended June 30, 2006.  The decrease in cost per ASM was primarily due to the addition of  17 CRJ900s between June 30, 2006 and June 30, 2007. CRJ 900s have lower ownership costs per ASM than CRJ200 and turboprop fleets.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 9.4% to $797.9 million for the quarter ended June 30, 2007, compared to $729.3 million for the quarter ended June 30, 2006.  The increase in total airline expense was primarily due the 14.5% increase in ASMs (which resulted principally from the increase in our fleet and the increase in the average passenger trip length).  As a percentage of total operating revenues, total airline expenses increased to 93.3% for the quarter ended June 30, 2007, from 92.3% for the quarter ended June 30, 2006.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended June 30, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 12.1% from the quarter ended June 30, 2006.  The increase was primarily a result of a 14.5% increase in ASMs (which resulted principally from the increase in our fleet and the increase in the average passenger trip length).  Total operating expenses for the quarter ended June 30, 2007 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Net Income.  Net income increased to $40.6 million, or $0.62 per diluted share, for the quarter ended June 30, 2007, compared to $39.3 million, or $0.62 per diluted share, for the quarter ended June 30, 2006.  Factors relating to the change in net income are discussed above.

Six Months Ended June 30, 2007 and 2006

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the periods identified below.

	For the six months ended June 30,
	2007		2006		% Change

Passengers carried	16,755,545		15,553,706		7.7%
Revenue passenger miles (000)	8,685,859		7,701,308		12.8%
Available seat miles (000)	11,096,920		9,772,278		13.6%
Passenger load factor	78.3%		78.8%		(0.5	) pts
Passenger breakeven load factor	73.2%		72.9%		0.3	pts
Yield per revenue passenger mile	18.7	¢	19.7	¢	(5.1)%
Revenue per available seat mile	14.8	¢	15.7	¢	(5.7)%
Cost per available seat mile	13.9	¢	14.5	¢	(4.1)%
Fuel cost per available seat mile	4.5	¢	5.0	¢	(10.0)%
Average passenger trip length (miles)	518		495		4.6%

Revenue Passenger Miles and Available Seat Miles.  Our total RPMs generated during the six months ended June 30, 2007 increased 12.8% from the six months ended June 30, 2006.  Our total ASMs generated during the six months ended June 30, 2007 increased 13.6% from the six months ended June 30, 2006.  The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 397 as of June 30, 2006 to 434 as of June 30, 2007.  Additionally, our average passenger trip length increased from 495 miles as of June 30, 2006 to 518 miles as of June 30, 2007, primarily due to the increased number of CRJ700s and CRJ900s placed into service since June 30, 2006, which typically operate over longer stage lengths.

Passengers Carried and Passenger Load Factor.  Our passenger load factor decreased to 78.3% for the six months ended June 30, 2007, from 78.8% for the six months ended June 30, 2006.  During the six months ended June 30, 2007, approximately 98% of our ASMs were generated by our contract flying, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories.  Our contract-flying routes primarily supplement Delta, United and Midwest mainline service in previously established and developed markets.  Changes made by Delta, United and Midwest in their respective ticket pricing, scheduling and seat inventories impact our load factor.

Revenue per Available Seat Mile.  Our revenue per ASM decreased to 14.8¢ for the six months ended June 30, 2007, from 15.7¢ for the six months ended June 30, 2006.  Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue.  The average cost per gallon of fuel decreased to $2.20 per gallon during the six months ended June 30, 2007 from $2.21 during the six months ended June 30, 2006. Beginning in January 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of Chicago. Additionally, beginning June 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of San Francisco and Los Angles, which reduced our fuel costs and related compensation (reflected as passenger revenue) compared to the six months ended June 30, 2006.

Our operating revenues increased 7.2% to $1,644.0 million for the six months ended June 30, 2007, compared to $1,533.3 million for the six months ended June 30, 2006.  The increase in operating revenues was primarily due to the increase in our fleet size from 397 aircraft as of June 30, 2006 to 434 aircraft as of June 30, 2007.

Our passenger revenues, which represented 99.0% of our consolidated operating revenues for the six months ended June 30, 2007, increased 7.1% to $1,626.9 million for the six months ended June 30, 2007, from $1,518.8 million, or 99.1% of consolidated operating revenues, for the six months ended June 30, 2006.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 9.7% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  The increase in passenger revenues excluding fuel was primarily due to a 13.6% increase in ASMs, principally as a result of our increase in operating aircraft to 434 aircraft as of June 30, 2007, from 397 aircraft as of June 30, 2006.  The increase in passenger revenues excluding fuel was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Our total ground handling and other revenues for the six months ended June 30, 2007 increased approximately 17.9% from the six months ended June 30, 2006.  The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for ten other airlines.

Cost per Available Seat Mile.  Our cost per ASM decreased to 13.9¢ for the six months ended June 30, 2007 from 14.5¢ for the six months ended June 30, 2006.  The decrease in cost per ASM was primarily due to the decrease in our cost of fuel per ASM to 4.5¢ for the six months ended June 30, 2007, from 5.0¢  for the six months ended June 30, 2006, as discussed above.  Changes in the components of our other operating expenses are discussed in the table below.

The following table sets forth information regarding our operating expense components for the six months ended June 30, 2007 and 2006.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Six months ended June 30,
	2007			2006
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$368,787	22.4%	3.3	$331,175	21.6%	3.3
Aircraft costs	247,493	15.1%	2.2	231,424	15.1%	2.4
Maintenance	141,558	8.6%	1.3	106,754	7.0%	1.1
Fuel	494,207	30.1%	4.5	488,531	31.9%	5.0
Other airline expenses	223,541	13.6%	2.0	202,892	13.2%	2.1
Interest	62,302	3.8%	0.6	57,061	3.7%	0.6
Total airline expenses	$1,537,888		13.9	$1,417,837		14.5

Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits remained constant at 3.3¢ for the six months ended June 30, 2007 and 2006.  The average number of full-time equivalent employees increased 13.9% to 15,038 for the six months ended June 30, 2007, from 13,207 for the six months ended June 30, 2006.  The increase in number of employees was primarily due the additional personnel required to operate the additional aircraft placed into service between June 30, 2006 and June 30, 2007, and related ground handling operations.

Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.2¢ for the six months ended June 30, 2007 from 2.4¢ for the six months ended June 30, 2006.  The decrease in cost per ASM was primarily due to the addition of ten CRJ700s and 17 CRJ900s between June 30, 2006 and June 30, 2007. CRJ700s and CRJ900s have lower ownership costs per ASM than our existing CRJ200 and turboprop fleets.

Maintenance.  The cost per ASM for maintenance expense increased to 1.3¢ for the six months ended June 30, 2007, compared to 1.1¢ for the six months ended June 30, 2006.  The increase was primarily related to the timing of engine overhaul events on aircraft operated under the Delta code and other direct maintenance events during the six months ended June 30, 2007.  Under our United Express Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the six months ended June 30, 2007, we collected and recorded as revenue $14.8 million (pretax) under the United Express Agreement to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table above), the “Maintenance” expense line in the above table differs from the “Maintenance” line in our condensed consolidated statements of income.

Fuel.  The cost per ASM for fuel decreased 10.0% to 4.5¢ for the six months ended June 30, 2007, from 5.0¢ for the six months ended June 30, 2006.  The average cost per gallon of fuel decreased to $2.20 per gallon during the six months ended June 30, 2007 from $2.21 during the six months ended June 30, 2006. Beginning in January 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of Chicago.  Additionally, beginning June 2007, United began to purchase fuel directly from a fuel vendor for our aircraft operated out of San Francisco and Los Angles, which reduced our fuel costs and related compensation (reflected as passenger revenue) compared to the six months ended June 30, 2006.

Other airline expenses.  The cost per ASM for other airline expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 4.8% to 2.0¢ for the six months ended June 30, 2007, from 2.1¢ for the six months ended June 30, 2006.  The decrease in cost per ASM was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Interest.  The cost per ASM for interest expense remained constant at 0.6¢ for the six months ended June 30, 2007 and 2006.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 8.5% to $1.537.9 million for the six months ended June 30, 2007, compared to $1,417.8 million for the six months ended June 30, 2006.  The increase in total airline expense was primarily due the 13.6% increase in ASMs (which resulted principally from the increase in our fleet and the increase in the average passenger trip length).  As a percentage of total operating revenues, total airline expenses increased to 93.5% for the six months ended June 30, 2007, from 92.5% for the six months ended June 30, 2006.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the six months ended June 30, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 12.3% from the six months ended June 30, 2006.  The increase was primarily a result of a 13.6% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in the average passenger trip length).  Total operating expenses for the six months ended June 30, 2007 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Net Income.  Net income increased to $75.4 million, or $1.15 per diluted share, for the six months ended June 30, 2007,  compared to $73.9 million, or $1.19 per diluted share, for the six months ended June 30, 2006.  Factors relating to the change in net income are discussed above.

Liquidity and Capital Resources

We had working capital of $744.5 million and a current ratio of 2.7:1 at June 30, 2007, compared to working capital of $687.0 million and a current ratio of 2.7:1 at December 31, 2006. The increase in working capital was principally attributable to the cash generated from our operations during the six months ended June 30, 2007.  The principal sources of cash during the six months ended June 30, 2007 were $177.8 million in proceeds from issuance of long-term debt, $212.9 million provided by operating activities, $26.1 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $11.7 million from returns on aircraft deposits, $11.3 million of proceeds from the sale of property and equipment and $0.2 million in tax benefit from exercise options to purchase shares of common stock.  We invested $255.6 million in flight equipment, made principal payments on long-term debt of $53.7 million, invested $9.3 million in other assets, spent $23.5 million for buildings and ground equipment,  paid $8.7 million in deposits for aircraft, purchased $48.5 million of marketable securities, repurchased $60.2 million of outstanding shares of our common stock and paid $3.9 million in cash dividends.  These factors resulted in a $23.3 million decrease in cash and cash equivalents during the six months ended June 30, 2007.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $268.3 million at June 30, 2007, compared to $220.1 million at December 31, 2006.  The increase in marketable securities was due primarily to the $212.9 million in cash provided through operating activities for the six months ended June 30, 2007.

At June 30, 2007, our total capital mix was 40.6% equity and 59.4% long-term debt, compared to 41.3% equity and 58.7% long-term debt at December 31, 2006.

On March 8, 2007, we announced that our Board of Directors has authorized the repurchase of shares of our outstanding common stock.  We are currently authorized to repurchase up to five million outstanding shares of common stock.  During the quarter ended June 30, 2007, we repurchased approximately 2.3 million shares of common stock for approximately $60.2 million at a weighted average price per share of $26.22.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2007	2008	2009	2010	2011	Thereafter

Firm aircraft Commitments	$38,500	$38,500	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,332,903	140,088	302,476	309,164	297,428	290,804	1,992,943
Principal maturities on long-term debt	1,908,213	57,262	118,202	123,395	128,832	132,188	1,348,334
Total commitments and obligations	$5,279,616	$235,850	$420,678	$432,559	$426,260	$422,992	$3,341,277

Purchase Commitments and Options

On November 21, 2006, we announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc.  Ten of the 12 CRJ700s were delivered by June 30, 2007 and the remaining two CRJ700s are scheduled to be delivered by September 2007.  On December 21, 2006, we announced that SkyWest Airlines was selected by Midwest to enter into an Airline Services Agreement, under which SkyWest Airlines intends to operate up to 25 CRJ200s.  Twelve of the initial 15 CRJ200s to be operated for Midwest were delivered as of June 30, 2007.  As of June 30, 2007, we had total firm aircraft orders and commitments to operate three CRJ200s to be acquired through third-party lease arrangements and two CRJ700’s to be subleased from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $38.5 million through October 2007.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital.  Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and debt financing.  At the time of each aircraft acquisition, we evaluate the financing alternatives available, and select one or more of these methods to fund the acquisition.  In the event that alternative financing has not been arranged at the time of delivery, Bombardier has financed aircraft acquisitions until more permanent arrangements can be made.  Subsequent to the initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

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

Aircraft Lease and Facility Obligations

We have significant long-term lease obligations primarily relating to our aircraft fleet.  At June 30, 2007, we had 285 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.3 billion at June 30, 2007.  Assuming a 7.4% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at June 30, 2007.

Long-term Debt Obligations

Our total long-term debt at June 30, 2007 was $1,908.2 million, of which $1,901.5 million related to the acquisition of Brasilia turboprop, CRJ200,  CRJ700 and CRJ900 aircraft and $6.7 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 6.60% at June 30, 2007.

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

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic fuel risk on our pro-rate operations. For the six months ended June 30, 2007, contract flying and pro-rate revenue represented approximately 95% and 5%, respectively, of passenger revenue. As of June 30, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 37% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements.  At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At June 30, 2007, we had variable rate notes representing 50.1% of our total long-term debt compared to 55.4% at December 31, 2006.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $2,400,000 in interest expense and received $1,700,000 additional interest income for the three months ended June 30, 2007.  Based on the same hypothetical assumptions, we would have incurred an additional $4,900,000 in interest expense and received $3,370,000 additional interest income for the six months ended June 30, 2007.

ITEM 4.                    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2007.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of June 30, 2007, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s under Midwest’s code. We began taking delivery of the initial 15 aircraft to be operated for Midwest in April 2007 and anticipate that those deliveries will continue through October 2007. Service under the Airline Services Agreement began on April 1, 2007. Delivery dates of additional aircraft, if any, will be determined at a later date. We expect that the aircraft will serve markets from Midwest’s current hubs in Milwaukee and Kansas City.

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

We may be negatively impacted by the troubled financial condition and restructurings of Delta and United.

A substantial percentage of our total revenues is attributable to our code-share agreements with Delta and United, which both recently emerged from bankruptcy proceedings. The U.S. Bankruptcy Courts charged with administration of the Delta and United bankruptcy cases have entered final orders approving the assumption of our code-share agreements. Notwithstanding those approvals, these bankruptcies and restructurings present considerable continuing risks and uncertainties for our code-share agreements and, consequently, for our operations.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the  public market, from time to time, at prevailing prices.  The stock repurchase program authorizes the repurchase of up to five million shares of our common stock.  The following table summarizes our purchases under the stock repurchase program for the three months ended June 30, 2007:

			Total Number of Shares	Maximum Number of Shares
	Total Number of	Average Price	Purchased as Part of a	that May Yet Be Purchased
Period	Shares Purchased	Paid Per Share	Publicly Announced Program	Under the Program
April 1 - April 30, 2007	—	—	—	5,000,000
May 1 - May 31, 2007	1,521,117	$26.40	1,521,117	3,478,883
June 1 - June 30, 2007	773,500	25.88	773,500	2,705,383

Total	2,294,617	$26.22	2,294,617	2,705,383

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 1, 2007, we held our 2007 Annual Meeting of Shareholders at which our shareholders considered and voted on the items described below:

1.                  The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld
W. Steve Albrecht	61,062,520	214,883
Jerry C. Atkin	61,002,462	274,941
J. Ralph Atkin	54,824,832	6,452,571
Margeret S. Billson	61,106,239	171,164
Ian M. Cumming	61,061,410	215,993
Henry J. Eyring	61,106,802	170,601
Steven F. Udvar-Hazy	61,018,455	258,948
Robert G. Sarver	61,107,198	170,205

2.                  The shareholders also considered a proposal to ratify the appointment by our Board of Directors of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2007.  There were 61,036,765 votes cast in favor of the proposal, 400 votes cast against the proposal and 240,238 votes withheld.

ITEM 6:                   EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2007.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and
Chief Financial Officer