Form 10-Q
period 2007-09-30
SKYWEST INC
filed 2007-11-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2007
Common stock, no par value	60,886,947

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$170,150	$415,454
Marketable securities	543,513	220,076
Restricted cash	14,601	16,409
Income tax receivable	24,997	1,819
Receivables, net	72,651	29,431
Inventories	99,593	85,160
Prepaid aircraft rents	210,583	223,320
Deferred tax assets	25,234	58,134
Other current assets	26,168	45,651
Total current assets	1,187,490	1,095,454

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,191,318	2,931,990
Deposits on aircraft	226	3,219
Buildings and ground equipment	209,242	189,096
	3,400,786	3,124,305
Less-accumulated depreciation and amortization	(695,186)	(565,852)
Total property and equipment, net	2,705,600	2,558,453

OTHER ASSETS
Intangible assets, net	29,060	30,748
Other assets	52,888	46,764
Total other assets	81,948	77,512
Total assets	$3,975,038	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(Dollars in Thousands)

	September 30, 2007	December 31, 2006
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$116,633	$108,505
Accounts payable	140,149	156,831
Accrued salaries, wages and benefits	72,457	64,451
Accrued aircraft rents	17,881	24,073
Taxes other than income taxes	29,772	16,882
Other current liabilities	52,708	37,689
Total current liabilities	429,600	408,431

OTHER LONG-TERM LIABILITIES	36,166	35,405

LONG-TERM DEBT, net of current maturities	1,768,729	1,675,626

DEFERRED INCOME TAXES PAYABLE	385,160	327,384

DEFERRED AIRCRAFT CREDITS	129,614	106,280

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,131,886 and 70,752,674 shares issued, respectively	530,152	491,405
Retained earnings	833,189	720,784
Treasury stock, at cost, 10,954,198 and 6,794,056 shares, respectively	(136,401)	(32,551)
Accumulated other comprehensive loss	(1,171)	(1,345)
Total stockholders’ equity	1,225,769	1,178,293
Total liabilities and stockholders’ equity	3,975,038	$3,731,419

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating revenues:
Passenger	$867,076	$784,597	$2,493,999	$2,303,357
Ground handling and other	8,525	7,244	25,618	21,743
	875,601	791,841	2,519,617	2,325,100
Operating expenses:
Flying operations	487,551	447,702	1,368,512	1,288,899
Customer service	103,032	99,767	328,258	298,793
Maintenance	101,196	78,057	292,148	230,148
Depreciation and amortization	53,169	47,420	155,622	140,171
General and administrative	38,184	31,124	114,177	106,836
	783,132	704,070	2,258,717	2,064,847
Operating income	92,469	87,771	260,900	260,253
Other income (expense):
Interest income	8,674	5,378	23,915	12,512
Interest expense	(32,831)	(28,987)	(95,134)	(86,049)
Other	—	—	467	(1,084)
	(24,157)	(23,609)	(70,752)	(74,621)
Income before income taxes	68,312	64,162	190,148	185,632
Provision for income taxes	25,385	23,477	71,810	71,073
Net income	$42,927	$40,685	$118,338	$114,559

Basic earnings per share	$0.69	$0.64	$1.87	$1.85
Diluted earnings per share	$0.68	$0.63	$1.83	$1.82
Weighted average common shares:
Basic	61,942	63,870	63,344	61,986
Diluted	62,888	64,482	64,657	62,886

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$366,134	$355,945

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(820,339)	(127,852)
Sales of marketable securities	497,076	94,497
Acquisition / Disposition of property and equipment:
Aircraft and rotable spare parts	(281,366)	(130,525)
Deposits on aircraft	(8,704)	(416)
Buildings and ground equipment	(31,323)	(14,813)
Proceeds from sales of property and equipment	11,290	7,322
Increase in other assets	(7,751)	(8,782)

NET CASH USED IN INVESTING ACTIVITIES	(641,117)	(180,569)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on lines of credit	—	(90,000)
Tax benefit from exercise of common stock options	140	1,999
Proceeds from issuance of long-term debt	177,792	68,304
Return of deposits on aircraft and rotable spare parts	11,697	39,323
Principal payments on long-term debt	(76,561)	(64,034)
Purchase of treasury stock	(103,850)	—
Net proceeds from issuance of common stock	26,354	114,291
Payment of cash dividends	(5,893)	(5,541)

NET CASH PROVIDED BY FINANCING ACTIVITIES	29,679	64,342

Increase (decrease) in cash and cash equivalents	(245,304)	239,718
Cash and cash equivalents at beginning of period	415,454	140,614

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$170,150	$380,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the nine months ended for:
Interest, net of capitalized amounts	$84,224	$80,340
Income taxes	712	2,112

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or “the Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.  The results of operations for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that could affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

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

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate the Company for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown.  The SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision.  Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs.  Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals.  Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions.  The parties to the Delta Connection Agreements make customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

Effective July 31, 2003, SkyWest Airlines entered into a United Express Agreement, which sets forth the principal terms and conditions governing the Company’s United Express operations.  Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs.  Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets (“CRJ200s”) under Midwest’s code.  In exchange for SkyWest Airlines’ obligation to provide the designated number of flights and performing other obligations under the Airlines Service Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Airlines Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.

The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements.

Note C — Stock Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified-prospective-transition method.  Under the modified-prospective-transition method, compensation cost recognized during the three and nine months ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006 and granted or modified subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123.

The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model.  During the nine months ended September 30, 2007, the Company granted options to purchase 383,601 shares of common stock to employees of the Company and its subsidiaries under the SkyWest, Inc. Long-Term Incentive Plan (the “2006 Incentive Plan”).  The Company did not grant any options to purchase shares of common stock to employees during the quarter ended September 30, 2007. The following table shows the assumptions used and weighted average fair value for grants in the nine months ended September 30, 2007.

Expected annual dividend rate	0.45%
Risk-free interest rate	4.77%
Average expected life (years)	4.5
Expected volatility of common stock	.272
Forfeiture rate	4.7%
Weighted average fair value of option grants	$8.06

During the nine months ended September 30, 2007, the Company granted 309,506 shares of restricted common stock to employees of the Company and its subsidiaries under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, during the nine months ended September 30, 2007, the Company granted 16,714 fully-vested shares of common stock to the Company’s directors.  The Company did not grant any fully-vested shares of common stock to employees during the quarter ended September 30, 2007. The weighted average fair value of the Company’s common stock on the date of grant was $26.85 per share.

As required by SFAS 123(R), the Company records share-based compensation expense only for those options that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.  During the three months ended September 30, 2007 and 2006, the Company recorded pre-tax equity-based compensation expense of $2.9 million and $3.0 million, respectively.   During the nine months ended September 30, 2007 and 2006, the Company recorded pre-tax equity-based compensation expense of $10.5 million and $7.7 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended September 30, 2007 and 2006, options to acquire 1,390,000 and 1,229,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the nine months ended September 30, 2007 and 2006, options to acquire 591,000  and 831,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator
Net Income	$42,927	$40,685	$118,338	$114,559

Denominator
Weighted average number of common shares outstanding	61,942	63,870	63,344	61,986
Effect of outstanding common stock equivalents	946	612	1,313	900
Weighted average number of shares for Diluted net income per common share	62,888	64,482	64,657	62,886

Basic earnings per share	$0.69	$0.64	$1.87	$1.85
Diluted earnings per share	$0.68	$0.63	$1.83	$1.82

Note E — Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, comprehensive income consisted of net income plus changes in unrealized appreciation on marketable securities, net of tax, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Net Income	$42,927	$40,685	$118,338	$114,559
Unrealized appreciation on marketable securities, net of tax	457	601	174	164

Comprehensive income	$43,384	$41,286	$118,512	$114,723

Note F — Long-term Debt

Long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2007	December 31, 2006
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 6.04% to 7.89% through 2012 to 2020, secured by aircraft	$594,214	$623,071
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 5.59% to 7.52% through 2007 to 2021, secured by aircraft	621,207	643,826
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	270,124	281,999
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	81,833	86,375
Notes payable to a financing company, due in monthly installments plus interest at 6.47% to 8.18% through 2025, secured by aircraft	273,648	101,254
Notes payable to banks, due in monthly installments plus interest of 6.05% to 7.37% through 2020, secured by aircraft	28,185	29,545
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	9,534	11,105
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,617	6,956
Long-term debt	$1,885,362	$1,784,131

Less current maturities	(116,633)	(108,505)

Long-term debt, net of current maturities	$1,768,729	$1,675,626

At September 30, 2007, the three-month and six-month LIBOR rates were 5.23% and 5.13%, respectively.   At December 31, 2006, the three-month and six-month LIBOR rates were 5.36% and 5.37%, respectively.

Note G — Commitments and Contingencies

Lease Obligations

The Company leases 288 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2007 (in thousands):

October through December 2007	$83,386
2008	303,069
2009	312,550
2010	299,673
2011	289,797
Thereafter	2,043,111
$3,331,586

Purchase Commitments and Options

On November 21, 2006, the Company announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc.  Ten of the 12 CRJ700s were delivered by September 30, 2007 and the remaining two CRJ700s are scheduled to be delivered by June 2008.  As of September 30, 2007, the Company had total firm aircraft orders and commitments to operate two CRJ700’s to be subleased from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $1 million through June 2008.

SkyWest Airlines plans to acquire 22 additional regional jet aircraft, 18 of which are expected to be operated under SkyWest Airlines’ United Express Agreement, as part of an aircraft transition plan, allowing United to remove 23 EMB-120 30 seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and make room for 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to promote a smooth transition in existing markets. Additionally, SkyWest Airlines intends to swap four CRJ200 50 seat regional jet aircraft for four regional jet aircraft configured with 76 seats, to be operated under the SkyWest Airlines’ Delta Connection Agreement. The Company currently has not selected a manufacturer for these aircraft; however the Company intends to commence discussions with potential suppliers of the aircraft. The Company anticipates that deliveries would begin in late 2008 and continue through 2009.

Employees

                Three of ASA’s employee groups are represented by unions.  ASA’s pilots are represented by the Air Line Pilots Association International (“ALPA”), ASA’s flight attendants are represented by the Association of Flight Attendants-CWA, and ASA’s flight controllers are represented by the Professional Airline Flight Control Association.  The collective bargaining agreements between ASA and its pilots and flight attendants became amendable September 15, 2002 and September 26, 2004, respectively.  During the three months ended September 30, 2007, ASA reached a tentative labor agreement with ALPA.  The terms of the tentative agreement are subject to ASA pilot approval. If the tentative agreement is approved by ASA pilots and executed, ASA has agreed to pay $13.5 million to its pilots, which was recorded as a current liability on the Company’s consolidated balance sheet as of September 30, 2007.

Note H — Legal Matters

The Company is subject to certain legal actions which the Company considers routine to its business activities.  As of September 30, 2007, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note I — Stock Repurchase

On March 8, 2007, the Company announced that is has been authorized by its Board of Directors to repurchase up to 5 million shares of common stock in the public.  During the three and the nine months ended September 30, 2007, the Company repurchased approximately 1.9 million and 4.2 million shares of common stock, respectively, for approximately $43.6 million and $103.9 million, respectively, at a weighted average price per share of $23.39 and $24.96, respectively.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ASA, SkyWest’s objectives, expectations and intentions and other statements that are not historical facts.  Readers should keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended.  These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

•                                         SkyWest is subject to risks associated with its development of  a new code sharing relationship with Midwest;

•                                         SkyWest may be negatively impacted by the troubled financial condition and restructurings of Delta and United;

•                                          SkyWest is subject to increased labor costs, strikes, labor disputes and increased unionization of our workforces; and

•                                         other factors as set forth in SkyWest’s filings with the Securities and Exchange Commission, including the detailed factors discussed under the heading “Risk Factors” in SkyWest’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine months ended September 30, 2007 and 2006. Also discussed is our financial position as of September 30, 2007 and December 31, 2006. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of September 30, 2007, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,637 total daily departures to 236 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for ten other airlines.  As of September 30, 2007, our consolidated fleet consisted of 437 aircraft, including 246 Bombardier CRJ200 Regional Jets (“CRJ200s”) (65 assigned to United Air Lines, Inc. (“United”), 166 assigned to Delta Air Lines, Inc. (“Delta”) and 15 assigned to Midwest Airlines, Inc. (“Midwest”)), 102 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52

assigned to United and 50 assigned to Delta), 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 60 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (48 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the nine months ended September 30, 2007, approximately 60% of our aggregate capacity was operated under the Delta code, approximately 39% was operated under the United code and approximately 1% was operated under the Midwest code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively.  In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets.  In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  As of September 30, 2007, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Atlanta, and as United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, operating approximately 1,800 total daily flights.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying.  For the nine months ended September 30, 2007, contract flying revenue and pro-rate revenue represented approximately 95% and 5%, respectively, of our total passenger revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.  On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares.  As of September 30, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 62% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 38% flown under pro-rate arrangements.

Financial Highlights

We had operating revenues of $875.6 million for the quarter ended September 30, 2007, a 10.6% increase, compared to $791.8 million for the quarter ended September 30, 2006.  We had net income of $42.9 million for the quarter ended September 30, 2007, an increase of 5.5%, or $0.68 per diluted share compared to $40.7 million of net income or $0.63 per diluted share, for the quarter ended September 30, 2006.

We had operating revenues of $2.52 billion for the nine months ended September 30, 2007, an 8.4% increase, compared to $2.33 billion for the nine months ended September 30, 2006.  We had net income of $118.3 million for the nine months ended September 30, 2007, an increase of 3.3%, or $1.83 per diluted share compared to $114.6 million of net income or $1.82 per diluted share, for the nine months ended September 30, 2006.

Total ASMs for the nine months ended September 30, 2007  increased 14.0%, compared to the nine months ended September 30, 2006 primarily as a result of an increase in our fleet size to 437 aircraft as of September 30, 2007, from 402 aircraft as of September 30, 2006.  During the nine months ended September 30, 2007, we took delivery of eight new CRJ900s and acquired ten used CRJ700s and eleven used CRJ 200s from another operator.  During the nine months ended September 30, 2007, we generated 17.16 billion ASMs, compared to 15.05 billion ASMs during the same period of 2006.

At September 30, 2007, we had approximately $728.3 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $651.9 million as of December 31, 2006.  Of the eight new CRJ900s we acquired during the nine months ended September 30, 2007, we financed seven aircraft under long-term debt arrangements and one aircraft under a lease arrangement.  The ten CRJ700s we acquired during the nine months ended September 30, 2007 were acquired under sublease arrangements with a major partner at nominal monthly amounts. Of the eleven CRJ200s, we financed ten aircraft under lease arrangements and one was purchased with cash.

Outlook

We currently plan to acquire 22 additional regional jet aircraft through 2009, 18 of which we intend to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 EMB-120 30 seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and make room for 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines will swap four 50-seat CRJ200s for four regional jet aircraft configured with 76 seats in its Delta Connection operations. We currently have not selected a manufacturer for these aircraft; however we intend to begin discussions with potential suppliers of the aircraft. We anticipate that deliveries would begin in late 2008 and continue through 2009.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

     Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the quarters identified below.

	For the three months ended September 30,
	2007		2006		% Change

Passengers carried	9,137,212		8,171,812		11.8%
Revenue passenger miles (000)	4,811,282		4,156,637		15.7%
Available seat miles (000)	6,059,501		5,281,794		14.7%
Passenger load factor	79.4%		78.7%		0.7	pts
Passenger breakeven load factor	74.0%		72.9%		1.10	pts
Yield per revenue passenger mile	18.0	¢	18.9	¢	(4.8)%
Revenue per available seat mile	14.5	¢	15.0	¢	(3.3)%
Cost per available seat mile	13.5	¢	13.9	¢	(2.9)%
Fuel cost per available seat mile	4.7	¢	5.1	¢	(7.8)%
Average passenger trip length (miles)	527		509		35%

Revenue Passenger Miles and Available Seat Miles.  Our total revenue passenger miles, or RPMs, generated during the quarter ended September 30, 2007 increased 15.7% from the quarter ended September 30, 2006.  Our total available seat miles, or ASMs, generated during the quarter ended September 30, 2007 increased 14.7% from the quarter ended September 30, 2006.  The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 402 as of September 30, 2006 to 437 as of September 30, 2007.  Additionally, our average passenger trip length increased from 509 miles as of September 30, 2006 to 527 miles as of September 30, 2007, primarily due to the increased number of CRJ700s and CRJ900s placed into service since September 30, 2006, which typically operate over longer stage lengths.

Passengers Carried and Passenger Load Factor.  Our passenger load factor increased to 79.4% for the quarter ended September 30, 2007, from 78.7% for the quarter ended September 30, 2006.  During the quarter ended September 30, 2007, approximately 98% of our ASMs were generated by our contract flying, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories.  Our contract-flying routes primarily supplement Delta, United and Midwest mainline service in previously established and developed markets.  Changes made by Delta, United and Midwest in their respective ticket pricing, scheduling and seat inventories impact our load factor.

Revenue per Available Seat Mile.  Our revenue per ASM decreased to 14.5¢ for the quarter ended September 30, 2007 from 15.0¢ for the quarter ended September 30, 2006.  Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue.  The average cost per gallon of fuel increased to $2.50 per gallon during the quarter ended September 30, 2007 from $2.27 during the quarter ended September 30, 2006.  During the three months ended September 30, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the quarter ended September 30, 2006 by approximately $44.3 million.

Our operating revenues increased 10.6% to $875.6 million for the quarter ended September 30, 2007, compared to $791.8 million for the quarter ended September 30, 2006.  The increase in operating revenues was primarily due to the increase in our fleet size from 402 aircraft as of September 30, 2006 to 437 aircraft as of  September 30, 2007.

Our passenger revenues, which represented 99.0% of our consolidated operating revenues for the quarter ended September 30, 2007, increased 10.5% to $867.1 million for the quarter ended September 30, 2007, from $784.6 million, or 99.1% of consolidated operating revenues, for the quarter ended September 30, 2006.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 13.5% for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006.  The increase in passenger revenues (excluding fuel reimbursements) was primarily due to a 14.7% increase in ASMs, principally as a result of our increase in operating aircraft to 437 aircraft as of September 30, 2007, from 402 aircraft as of September 30, 2006.  The increase in passenger revenues (excluding fuel reimbursements) was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Our total ground handling and other revenues for the quarter ended September 30, 2007 increased approximately 17.7% from the quarter ended September 30, 2006.  The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for ten other airlines.

Cost per Available Seat Mile.  Our cost per ASM decreased to 13.5¢ for the quarter ended September 30, 2007 from 13.9¢ for the quarter ended September 30, 2006.  The decrease in cost per ASM was primarily due to the decrease in our cost of fuel per ASM to 4.7¢ for the quarter ended September 30, 2007, from 5.1¢  for the quarter ended September 30, 2006, as discussed above.  Changes in the components of our other operating expenses are discussed in the table below.

The following table sets forth information regarding our operating expense components for the quarters ended September 30, 2007 and 2006.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Three months ended September 30,
	2007			2006
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$181,959	20.8%	3.0	$168,604	21.3%	3.4
Aircraft costs	127,305	14.5%	2.1	118,189	14.9%	2.2
Maintenance	76,095	8.7%	1.3	55,104	7.0%	1.0
Fuel	284,129	32.5%	4.7	271,058	34.2%	5.1
Other airline expenses	113,644	13.0%	1.9	91,115	11.5%	1.7
Interest	32,831	3.7%	0.5	28,987	3.7%	0.5
Total airline expenses	$815,963		13.5	$733,057		13.9

Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits decreased to 3.0¢ for the quarter ended September 30, 2007, compared to 3.4¢ for the quarter ended September 30, 2006.  The average number of full-time equivalent employees increased 2.0% to 14,234 for the quarter ended September 30, 2007, from 13,960 for the quarter ended September 30, 2006.  The increase in number of employees was primarily due to the addition of personnel required to operate the additional aircraft placed into service between September 30, 2006 and September 30, 2007, and related ground handling operations.  The decrease in the cost per ASM for salaries, wages and employee benefits was primarily due to efficiencies obtained through operating larger aircraft over increased stage lengths.

Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.1¢ for the quarter ended September 30, 2007, from 2.2¢ for the quarter ended September 30, 2006.  The decrease in cost per ASM was primarily due to the addition of ten CRJ700s and 14 CRJ900s between September 30, 2006 and September 30, 2007. CRJ 700s and CRJ 900s have lower ownership costs per ASM than our CRJ200 and turboprop aircraft.

Maintenance.  The cost per ASM for maintenance expense increased to 1.3¢ for the quarter ended September 30, 2007, compared to 1.0¢ for the quarter ended September 30, 2006.  The increase was primarily related to the timing of engine overhaul events on aircraft operated under our Delta Connection Agreements and other direct maintenance events during the quarter ended September 30, 2007.  Under our United Express and Midwest Agreements, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the quarter ended September 30, 2007, we collected and recorded as revenue $7.7 million (pretax) under the United Express and Midwest Agreements to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table above), the “Maintenance” expense line in the above table differs from the “Maintenance” line in our condensed consolidated statements of income.

Fuel.  The cost per ASM for fuel decreased 7.8% to 4.7¢ for the quarter ended September 30, 2007, from 5.1¢ for the quarter ended September 30, 2006.  The average cost per gallon of fuel increased to $2.50 per gallon during the quarter ended September 30, 2007 from $2.27 during the quarter ended September 30, 2006.  During the three months ended September 30, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the quarter ended September 30, 2006 by approximately $44.3 million.

Other airline expenses.  The cost per ASM for other airline expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, increased 11.8% to 1.9¢ for the quarters ended

September 30, 2007, from 1.7¢ for the quarter ended September 30, 2006.  The increase in cost per ASM was primarily due to an increase in landing fees and station rents.  These costs are primarily reimbursed from our major partners.

Interest.  The cost per ASM for interest expense remained constant at 0.5¢ for the quarter ended September 30, 2007 and 2006.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 11.3% to $816.0 million for the quarter ended September 30, 2007, compared to $733.1 million for the quarter ended September 30, 2006.  The increase in total airline expense was primarily due to a 14.7% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in our average passenger trip length).  As a percentage of total operating revenues, total airline expenses increased to 93.2% for the quarter ended September 30, 2007, from 92.6% for the quarter ended September 30, 2006.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the quarter ended September 30, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 15.1% from the quarter ended September 30, 2006.  The increase was primarily a result of a 14.7% increase in ASMs (which resulted principally from the increase in our fleet and the increase in the average passenger trip length).

Net Income.  Net income increased to $42.9 million, or $0.68 per diluted share, for the quarter ended September 30, 2007, compared to $40.7 million, or $0.63 per diluted share, for the quarter ended September 30, 2006.  Factors relating to the change in net income are discussed above.

Nine Months Ended September 30, 2007 and 2006

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the periods identified below.

	For the nine months ended September 30,
	2007		2006		% Change

Passengers carried	25,892,757		23,725,518		9.1%
Revenue passenger miles (000)	13,497,141		11,857,945		13.8%
Available seat miles (000)	17,156,421		15,054,072		14.0%
Passenger load factor	78.7%		78.8%		(0.1	)pts
Passenger breakeven load factor	73.5%		72.9%		0.6	pts
Yield per revenue passenger mile	18.5	¢	19.4	¢	(4.6)%
Revenue per available seat mile	14.7	¢	15.4	¢	(4.5)%
Cost per available seat mile	13.7	¢	14.3	¢	(4.2)%
Fuel cost per available seat mile	4.5	¢	5.0	¢	(10.0)%
Average passenger trip length (miles)	521		500		4.2%

Revenue Passenger Miles and Available Seat Miles.  Our total RPMs generated during the nine months ended September 30, 2007 increased 13.8% from the nine months ended September 30, 2006.  Our total ASMs generated during the nine months ended September 30, 2007 increased 14.0% from the nine months ended September 30, 2006.  The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 402 as of September 30, 2006 to 437 as of September 30, 2007.  Additionally, our average passenger trip length increased from 500 miles as of September 30, 2006 to 521 miles as of September 30, 2007, primarily due to the increased number of CRJ700s and CRJ900s we placed into service since September 30, 2006, which typically operate over longer stage lengths.  The decrease in the cost per ASM for salaries, wages and employee benefits was primarily due to efficiencies obtained through operating larger aircraft at increased stage lengths.

Passengers Carried and Passenger Load Factor.  Our passenger load factor decreased to 78.7% for the nine months ended September 30, 2007, from 78.8% for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007, approximately 98% of our ASMs were generated by our contract flying, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories.  Our contract-flying routes primarily supplement Delta, United and Midwest mainline service in previously established and developed markets.  Changes made by Delta, United and Midwest in their respective ticket pricing, scheduling and seat inventories impact our load factor.

Revenue per Available Seat Mile.  Our revenue per ASM decreased to 14.7¢ for the nine months ended September 30, 2007, from 15.4¢ for the nine months ended September 30, 2006.  Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue.  The average cost per gallon of fuel increased to $2.30 per gallon during the nine months ended September 30, 2007 from $2.23 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the nine months ended September 30, 2006 by approximately $85.2 million.

Our operating revenues increased 8.4% to $2.52 billion for the nine months ended September 30, 2007, compared to $2.33 billion for the nine months ended September 30, 2006.  The increase in operating revenues was primarily due to the increase in our fleet size from 402 aircraft as of September 30, 2006 to 437 aircraft as of September 30, 2007.

Our passenger revenues, which represented 99.0% of our consolidated operating revenues for the nine months ended September 30, 2007, increased 8.3% to $2.49 billion for the nine months ended September 30, 2007, from $2.30 billion, or 99.1% of consolidated operating revenues, for the nine months ended September 30, 2006.  Our passenger revenues, excluding fuel reimbursements from major partners, increased 11.0% for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  The increase in passenger revenues (excluding fuel reimbursements) was primarily due to a 14.0% increase in ASMs, principally as a result of our increase in operating aircraft to 437 aircraft as of September 30, 2007, from 402 aircraft as of September 30, 2006.  The increase in passenger revenues (excluding fuel reimbursements) was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Our total ground handling and other revenues for the nine months ended September 30, 2007 increased approximately 17.8% from the nine months ended September 30, 2006.  The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for ten other airlines.

Cost per Available Seat Mile.  Our cost per ASM decreased to 13.7¢ for the nine months ended September 30, 2007 from 14.3¢ for the nine months ended September 30, 2006.  The decrease in cost per ASM was primarily due to the decrease in our cost of fuel per ASM to 4.5¢ for the nine months ended September 30, 2007, from 5.0¢  for the nine months ended September 30, 2006, as discussed above.  Changes in the components of our other operating expenses are discussed in the table below.

The following table sets forth information regarding our operating expense components for the nine months ended September 30, 2007 and 2006.  Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Nine months ended September 30,
	2007			2006
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$550,745	21.8%	3.2	$499,780	21.5%	3.3
Aircraft costs	374,798	14.9%	2.2	349,612	15.0%	2.3
Maintenance	217,653	8.6%	1.2	161,857	7.0%	1.1
Fuel	778,336	30.9%	4.5	759,588	32.7%	5.0
Other airline expenses	337,185	13.4%	2.0	294,010	12.6%	2.0
Interest	95,134	3.8%	0.6	86,049	3.7%	0.6
Total airline expenses	$2,353,851		13.7	$2,150,896		14.3

Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits decreased to 3.2¢ for the nine months ended September 30, 2007 from 3.3¢ for the nine months ended September 30, 2006.  The average number of full-time equivalent employees increased 9.7% to 14,770 for the nine months ended September 30, 2007, from 13,458 for the nine months ended September 30, 2006.  The increase in number of employees was primarily due to the addition of personnel required to operate the additional aircraft we placed into service between September 30, 2006 and September 30, 2007, and related ground handling operations.

Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.2¢ for the nine months ended September 30, 2007 from 2.3¢ for the nine months ended September 30, 2006.  The decrease in cost per ASM was primarily due to the addition of ten CRJ700s and 14 CRJ900s between September 30, 2006 and September 30, 2007. CRJ700s and CRJ900s have lower ownership costs per ASM than our existing CRJ200 and turboprop aircraft.

Maintenance.  The cost per ASM for maintenance expense increased to 1.2¢ for the nine months ended September 30, 2007, compared to 1.1¢ for the nine months ended September 30, 2006.  The increase was primarily related to the timing of engine overhaul events on aircraft operated under our Delta Connection Agreements and other direct maintenance events during the nine months ended September 30, 2007.  Under our United Express Agreement and our Midwest Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue.  However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred.  As a result, during the nine months ended September 30, 2007, we collected and recorded as revenue $22.5 million (pretax) under the United Express and Midwest Agreements to compensate us for future engine maintenance overhauls, with no corresponding expense relative to CRJ200 engine maintenance overhauls.  Because the “Maintenance” line in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the “Salary, wages and employee benefits” line in the table above), the “Maintenance” expense line in the above table differs from the “Maintenance” line in our condensed consolidated statements of income.

Fuel.  The cost per ASM for fuel decreased 10.0% to 4.5¢ for the nine months ended September 30, 2007, from 5.0¢ for the nine months ended September 30, 2006.  The average cost per gallon of fuel increased to $2.30 per gallon during the nine months ended September 30, 2007 from $2.23 during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the nine months ended September 30, 2006 by approximately $85.2 million.

Other airline expenses.  The cost per ASM for other airline expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, remained constant at 2.0¢ for the nine months ended September 30, 2007 and 2006.

Interest.  The cost per ASM for interest expense remained constant at 0.6¢ for the nine months ended September 30, 2007 and 2006.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 9.4% to $2.35 billion for the nine months ended September 30, 2007, compared to $2.15 billion for the nine months ended September 30, 2006.  The increase in total airline expense was primarily due the 14.0% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in the average passenger trip length).  As a percentage of total operating revenues, total airline expenses increased to 93.4% for the nine months ended September 30, 2007, from 92.5% for the nine months ended September 30, 2006.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

Total Airline Expenses Excluding Fuel.  Total airline expenses for the nine months ended September 30, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 13.2% from the nine months ended September 30, 2006.  The increase was primarily a result of a 14.0% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in the average passenger trip length).  Total operating expenses for the nine months ended September 30, 2007 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Net Income.  Net income increased to $118.3 million, or $1.83 per diluted share, for the nine months ended September 30, 2007,  compared to $114.6 million, or $1.82 per diluted share, for the nine months ended September 30, 2006.  Factors relating to the change in net income are discussed above.

Liquidity and Capital Resources

We had working capital of $757.9 million and a current ratio of 2.8:1 at September 30, 2007, compared to working capital of $687.0 million and a current ratio of 2.7:1 at December 31, 2006. The increase in working capital was principally attributable to the cash generated from our operations during the nine months ended September 30, 2007.  The principal sources of cash during the nine months ended September 30, 2007 were $177.8 million in proceeds from issuance of long-term debt, $366.1 million provided by operating activities, $26.4 million from the issuance of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $11.7 million from returns on aircraft deposits, $11.3 million of proceeds from the sale of property and equipment and $0.1 million in tax benefit from the exercise of options to purchase shares of our common stock.  We invested $281.4 million in flight equipment, made principal payments on long-term debt of $76.6 million, invested $7.8 million in other assets, spent $31.3 million for buildings and ground equipment,  paid $8.7 million in deposits for aircraft, purchased $323.3 million of marketable securities, repurchased $103.9 million of outstanding shares of our common stock and paid $5.9 million in cash dividends.  These factors resulted in a $245.3 million decrease in cash and cash equivalents during the nine months ended September 30, 2007.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $543.5 million at September 30, 2007, compared to $220.1 million at December 31, 2006.  The increase in marketable securities was due primarily to the $366.1 million in cash provided through operating activities for the nine months ended September 30, 2007.

At September 30, 2007, our total capital mix was 40.9% equity and 59.1% long-term debt, compared to 41.3% equity and 58.7% long-term debt at December 31, 2006.

On March 8, 2007, we announced that our Board of Directors authorized the repurchase of shares of our outstanding common stock.  We are currently authorized to repurchase up to five million outstanding shares of common stock.  During the nine months ended September 30, 2007, we repurchased approximately 4.2 million shares of common stock for approximately $103.9 million at a weighted average price per share of $24.96.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2007	2008	2009	2010	2011	Thereafter

Firm aircraft commitments	$1,000	$—	$1,000	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,331,586	83,386	303,069	312,550	299,673	289,797	2,043,111
Principal maturities on long-term debt	1,885,362	34,411	118,202	123,395	128,832	132,188	1,348,334
Total commitments and obligations	$5,217,948	$117,797	$422,271	$435,945	$428,505	$421,985	$3,391,445

Purchase Commitments and Options

On November 21, 2006, the Company announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc.  Ten of the 12 CRJ700s were delivered by September 30, 2007 and the remaining two CRJ700s are scheduled to be delivered by June 2008.  As of September 30, 2007, we had total firm aircraft orders and commitments to operate two CRJ700’s to be subleased from Delta. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $1 million through June 2008.

We plan to acquire 22 additional regional jet aircraft, 18 of which we expect to operate under our United Express Agreement, as part of an aircraft transition plan, allowing United to remove 23 EMB-120 30-seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and make room for 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to promote a smooth transition in existing markets. Additionally, SkyWest Airlines intends to swap four CRJ200 50-seat regional jet aircraft for four regional jet aircraft configured with 76 seats, to be flown under SkyWest Airlines’ Delta Connection Agreement. We currently have not selected a manufacturer for these aircraft; however we intend to commence discussions with potential suppliers of the aircraft. We anticipate that deliveries would begin in late 2008 and continue through 2009.

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

Aircraft Lease and Facility Obligations

We have significant long-term lease obligations primarily relating to our aircraft fleet.  At September 30, 2007, we had 288 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.3 billion at September 30, 2007.  Assuming a 7.4% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.2 billion at September 30, 2007.

Long-term Debt Obligations

Our total long-term debt at September 30, 2007 was $1,885.4 million, of which $1,878.8 million related to the acquisition of Brasilia turboprop, CRJ200,  CRJ700 and CRJ900 aircraft and $6.6 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 6.64% at September 30, 2007.

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

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

     Historically, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic fuel risk on our pro-rate operations. For the nine months ended September 30, 2007, contract flying and pro-rate revenue flying represented approximately 95% and 5%, respectively, of our passenger revenues. As of September 30, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 38% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements.  At present, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

     Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At September 30, 2007, we had variable rate notes representing 49.9% of our total long-term debt compared to 55.4% at December 31, 2006.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $2,370,000 in interest expense and received $1,760,000 additional interest income for the three months ended September 30, 2007.  Based on the same hypothetical assumptions, we would have incurred an additional $7,270,000 in interest expense and received $5,130,000 additional interest income for the nine months ended September 30, 2007.

ITEM 4.                    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

       Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of  September 30, 2007.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities.  As of September 30, 2007, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Airline Services Agreement”). Under the terms of the Airlines Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s under Midwest’s code. We began taking delivery of the initial 15 aircraft to be operated for Midwest in April 2007 and we had taken delivery of all fifteen aircraft by September 30, 2007. Service under the Airline Services Agreement began on April 1, 2007. Delivery dates of additional aircraft, if any, will be determined at a later date. We expect that the aircraft will serve markets from Midwest’s current hubs in Milwaukee and Kansas City.

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

ASA’s pilots, flight attendants and flight controllers are represented by unions, including:  The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. Also, ASA’s flight attendants are currently working under an open labor contract, and ASA has been in negotiations with respect to such contracts since 2003. The contract with ASA’s flight controllers became amendable in April 2006. Negotiations with unions representing ASA’s employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

The collective bargaining agreement between ASA and its pilots became amendable September 15, 2002.  During the third quarter, ASA reached a tentative labor agreement with ALPA.  The terms of the tentative agreement are subject to ASA pilot approval. If the tentative agreement is approved by ASA pilots and executed, of which there can be no assurance, we anticipate that the new agreement will result in increased pay scales and will result in modifications to existing work rules that may impact the productivity and efficiencies with the pilots.  The overall financial impact of the tentative agreement, if approved by ASA pilots and executed, may result in increased labor costs and negatively impact our financial results.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the  public market, from time to time, at prevailing prices.  The stock repurchase program authorizes the repurchase of up to five million shares of our common stock.  The following table summarizes our purchases under the stock repurchase program for the three months ended September 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Under the Program
July 1 - July 31, 2007	462,000	$23.93	462,000	2,243,383
August 1 - August 31, 2007	992,566	22.91	992,566	1,250,817
September 1 - September 30, 2007	410,959	25.88	410,959	839,858

Total	1,865,525	$23.39	1,865,525	839,858

ITEM 6:                   EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2007.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and
Chief Financial Officer