Form 10-K
period 2007-12-31
SKYWEST INC
filed 2008-02-27
CIK 793733

Use these links to rapidly review the document
SKYWEST, INC. ANNUAL REPORT ON FORM 10-K TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 29, 2007 was approximately $1,502,032,543.

        As of February 18, 2008, there were 60,674,304 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

        Portions of the registrant's proxy statement to be used in connection with the solicitation of proxies in connection with the Registrant's 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

TABLE OF CONTENTS

PART I

        Unless otherwise indicated, "SkyWest," "we," "us," "our" and similar terms refer to SkyWest, Inc.; "SkyWest Airlines" refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.; and "ASA" refers to our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc.

Cautionary Statement Concerning Forward-Looking Statements

        Certain of the statements contained in this Annual Report on Form 10-K should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "hope," "likely," and "continue" and similar terms used in connection with statements regarding SkyWest's outlook, the revenue environment, our contract relationships, and our expected financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

  •
  the impact of high fuel prices on the airline industry;

  •
  our ability to attract and retain code-share partners;

  •
  changes in our code-share relationships;

  •
  the cyclical nature of the airline industry;

  •
  competitive practices in the airline industry, including significant fare-restructuring activities, consolidation of major carriers, leaving fewer potential code-share partners, capacity reductions and bankruptcy filings and other restructurings by major and regional carriers, including Delta Air Lines ("Delta") and United Air Lines ("United");

  •
  global and national economic conditions;

  •
  labor costs;

  •
  our ability to achieve anticipated potential benefits with respect to our acquisition of ASA;

  •
  security-related and insurance costs;

  •
  weather conditions;

  •
  government legislation and regulation;

  •
  relations with ASA's unionized employees and SkyWest Airlines the impact of labor negotiations;

  •
  unionization efforts among SkyWest Airlines' employees; and

  •
  other risks and uncertainties listed from time to time in our reports filed with the SEC.

        There may be other factors that may affect matters discussed in forward-looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by law.

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ASA, our wholly-owned subsidiaries, we offer scheduled passenger service with over 2,550 daily departures to 294 destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as either Delta Connection, United Express or Midwest Connect flights under code-share arrangements with Delta, United or Midwest Airlines, Inc. ("Midwest"), respectively, with significant presence in their key domestic hubs and focus cities. SkyWest Airlines and ASA generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        SkyWest Airlines and ASA have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories—SkyWest Airlines has been flying since 1972 and ASA since 1979. As of December, 31, 2007, our consolidated fleet consisted of a total of 436 aircraft, of which 256 were in service with Delta, 165 were in service with United and 15 were in service with Midwest. We currently operate one type of regional jet aircraft in three different configurations, the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900"), and two types of turboprop aircraft, the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop") and the 66-seat Avions de Transport 72-210 turboprop (the "ATR-72 turboprop").

        We believe SkyWest Airlines and ASA present opportunities for growth through our two geographically-focused regional airline platforms—SkyWest Airlines in the Western United States and ASA in the Eastern United States. SkyWest Airlines provides regional airline service for United in Los Angles, San Francisco, Chicago and Denver. We also provide the vast majority of regional airline service for Delta in Atlanta, its most important eastern hub, and Salt Lake City, its most important western hub. We have separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also control 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has agreed that ASA and SkyWest Airlines will operate, collectively, not less than 80% of all Delta Connection program departures scheduled at Hartsfield- Jackson Atlanta International Airport.

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service in the Midwestern and Western United States. SkyWest Airlines offered approximately 1,750 daily scheduled departures as of December 31, 2007, of which approximately 1,150 were United Express flights, 525 were Delta Connection flights and 75 were Midwest flights. SkyWest Airlines' operations are conducted from hubs located in Chicago (O'Hare), Denver, Kansas City, Los Angeles, Milwaukee, San Francisco and Salt

Lake City. SkyWest Airlines' fleet as of December 31, 2007 consisted of 17 70 to 90-seat CRJ900s, all of which were flown for Delta, 65 70-seat CRJ700s, of which 52 were flown for United and 13 for Delta; 136 50-seat CRJ200s, of which 65 were flown for United, 56 were flown for Delta and 15 were flown for Midwest, and 59 30-seat Brasilia turboprops, of which 48 were flown for United and 11 were flown for Delta. SkyWest Airlines currently conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). In addition, the SkyWest Airlines Delta Connection Agreement provides for us to increase our profitability if we reduce our total costs. SkyWest Airlines' United code-share operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis plus a margin based on performance incentives (the "United Express Agreement"). Under the United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions. SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the "Midwest Services Agreement"). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200s under Midwest's code. In exchange for SkyWest Airlines' obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering.

  ASA

        ASA provides regional jet service primarily in the United States east of the Mississippi River. ASA offered more than 750 daily scheduled departures as of December 31, 2007, all of which were Delta Connection flights. ASA's operations are conducted primarily from hubs located in Atlanta and Cincinnati. ASA's fleet as of December 31, 2007, all of which were flown for Delta, consisted of 37 70-seat CRJ700s, 110 50-seat CRJ200s, and 12 ATR-72 turboprops (which we expect to remove from service by January 31, 2009). Under the terms of the Second Amended and Restated Delta Connection Agreement executed by ASA and Delta (the "ASA Delta Connection Agreement"), Delta has agreed to compensate ASA for its direct costs associated with operating Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ASA Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned to or shared with Delta, depending on various conditions.

Growth Opportunities

        During the five years ended December 31, 2007, our total operating revenues expanded at a compounded annual rate of 39.6% and the number of daily flights we operated increased from approximately 1,100 at the end of 2003 to approximately 2,550 as of December 31, 2007. With the exception of our acquisition of ASA, our growth during that five-year period was internally generated. We believe there are additional opportunities for expansion of our operations, consisting primarily of:

  •
  Delivery of Aircraft Under Firm Order.  We have firm orders to acquire 18 new CRJ700s, four new CRJ900s and four used CRJ200s. In addition, we intend to sublease two additional CRJ700s from Delta during the year ending December 31, 2008. We have agreements with Delta, United or Midwest to place all 28 of these aircraft into revenue service, under long-term, fixed-fee contracts.

  •
  Scope Clause Relief.  "Scope clauses" are elements of major airlines' labor contracts with their own pilots that place restrictions on the number and size of aircraft, or the amount of flight activity, that can be operated by major airlines' regional airline contractors such as ASA and SkyWest Airlines. Greater liberalization of scope clauses generally creates more business opportunities for regional airlines. Since 2001, five major domestic airlines (American Airlines, Inc. ("American"), Delta, Northwest Airlines, Inc. ("Northwest"), United and US Airways, Inc. "US Airways") have achieved some scope clause liberalization. If further efforts by major airlines to relax scope clause restrictions are successful, it may create incremental opportunities for regional airlines.

  •
  Narrowbody Replacement Flying.  A meaningful portion of the recent growth of the regional airline industry resulted from the replacement of major airline-operated narrowbody jet aircraft (such as 737s, DC9s, MD80s and A319s) with regional airline-operated jets on the same routes. Major carriers have replaced narrowbody aircraft in an effort to achieve advantages in trip costs, unit costs, frequency or a combination of these benefits. At present, the fleets of the six major domestic airlines include a significant number of narrowbody aircraft that are more than 15 years old. Such older aircraft are frequently less fuel- and maintenance-efficient than new aircraft. If major airlines substitute newer regional jet equipment for any portion of these older narrowbody aircraft under their retirement, we believe incremental growth opportunities will be created for regional airlines.

  •
  Acquisitions of Domestic Airlines.  The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between America West Airlines and US Airways in September 2005, our acquisition of ASA in September 2005 and American Airlines' acquisition of the majority of Trans World Airlines' assets in 2001. If the industry continues to consolidate, we believe there may be additional growth opportunities for regional carriers.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ASA compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ASA extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ASA among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. ("American Eagle") (owned by American), Comair, Inc. ("Comair") (owned by Delta), ExpressJet Holdings, Inc. ("ExpressJet"), Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc.), Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic") and Trans State Airlines, Inc. Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines and ASA, represent the largest regional airline operations in the United States. However, some of the major and low-cost carriers are larger, and may have greater financial and other resources than SkyWest Airlines and ASA. Additionally, regional carriers owned by major airlines, such as American Eagle and Comair, may have access to greater resources at the parent level than SkyWest Airlines and ASA, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

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

Industry Overview

  Majors, Low Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Continental Airlines, Inc. ("Continental"), Northwest, Delta, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

        Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Frontier Airlines, Inc. ("Frontier") and AirTran Airways, Inc. ("AirTran"), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

        Regional airlines, such as ASA, ExpressJet, Mesa, Pinnacle, Republic and SkyWest Airlines, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including American Eagle, Comair and Horizon, are wholly-owned subsidiaries of major airlines.

        In contrast to low cost carriers, regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed "contract" or "fixed-fee" flights, or receives a percentage of applicable ticket revenues, termed "pro-rate" or "revenue-sharing" flights.

  Growth of the Regional Airline Industry

        According to the Regional Airline Association, the regional airline sector of the airline industry experienced compounded annual passenger growth of 11.8% between 2002 and 2006. We believe the growth of the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable to a number of factors, including:

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

  •
  Many major airlines have determined that an effective method for retaining customer loyalty and maximizing system revenue, while lowering costs, is to outsource shorter, low-volume routes to more cost-efficient regional airlines flying under the major airline's code and name.

  •
  Regional airlines have replaced many smaller turboprop planes with 32 to 110-seat regional jets. Such regional jets feature cabin class comfort, low noise levels and speed similar to the 120-seat plus aircraft operated by the major airlines, but are cheaper to acquire and operate because of their smaller size. We believe the increased use of regional jets has led, and may continue to lead, to greater public acceptance of regional airlines.

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Denver, Los Angeles and San Francisco as United Express and out of Salt Lake City as Delta Connection and Kansas City and Milwaukee as Midwest Connect. ASA operates as Delta Connection out of Atlanta, Cincinnati and Salt Lake City. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

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

Code-Share Agreements

        SkyWest Airlines operates under a United Express Agreement with United and a Midwest Services Agreement with Midwest, and SkyWest Airlines and ASA operate under Delta Connection Agreements with Delta. These code-share agreements authorize Delta, United and Midwest to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" or "YX") in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express or Midwest Connect. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta, United and Midwest. As of December 31, 2007, approximately 95% of our passenger revenues related to contract flights, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories. The remainder of or our passenger revenues related to pro-rate flights, where we control scheduling, ticketing, pricing and seat inventories, and share revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2007, SkyWest Airlines operated 17 CRJ900s, 13 CRJ700s and 56 CRJ200s under the SkyWest Airlines Delta Connection Agreement. Additionally, SkyWest Airlines operates 11 Brasilia turboprops in the Delta code under a revenue-sharing arrangement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2007, SkyWest Airlines was operating approximately 525 Delta Connection flights per day between Salt Lake City and designated outlying destinations. Delta is entitled to all passenger, cargo and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the SkyWest Airlines Delta Connection Agreement, SkyWest Airlines receives from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to the Delta Connection flights plus (ii) a fixed dollar payment per completed flight block hour, subject to annual escalation at an agreed rate. Costs directly reimbursed by Delta under the SkyWest Airlines Delta Connection Agreement include costs primarily related to fuel, aircraft maintenance and ownership.

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

ASA Delta Connection Agreement

        ASA and Delta are parties to the ASA Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2007, ASA operated 37 CRJ700s, 110 CRJ200s and 12 ATR-72 turboprops for Delta under the ASA Delta Connection Agreement. We expect to remove the 12 ATR-72 turboprops from the ASA fleet and return them to Delta by January 31, 2009. ASA operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2007, ASA was operating more than 750 Delta Connection flights per day between Atlanta, Cincinnati, Salt Lake City and designated outlying destinations. Under the ASA Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with other regional carriers.

        In exchange for providing the designated number of flights and performing ASA's other obligations under the ASA Delta Connection Agreement, ASA receives from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to Delta Connection flights plus (ii) if ASA completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs (not including fuel costs) related to the Delta Connection flights. Costs directly reimbursed by Delta under the ASA Delta Connection Agreement include costs related to fuel, ground handling, and aircraft maintenance and ownership. The ASA Delta Connection Agreement also provides for incentive compensation based upon ASA's performance, including on-time arrival performance and completion percentage rates.

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

SkyWest Inc. Delta Connection Agreement

        In December 2006, we expanded our relationship with Delta by entering into a Delta Connection Agreement which awarded us the right to operate 12 CRJ700s, previously operated by Comair. This Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under the ASA Delta Connection Agreement. We have the right to designate either SkyWest Airlines or ASA to operate the 12 aircraft to provide service to and from Delta's Cincinnati hub through February 2012 (subject to Delta's right to extend the arrangement for up to three additional three-year terms). As of December 31, 2007, we had received ten of the 12 aircraft contemplated by this Delta Connection Agreement and anticipate receiving the remaining two aircraft by June 30, 2008. Under the arrangement, Delta has agreed to pay ASA or SkyWest Airlines, as applicable, a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee for overhead, a one-time start-up payment for each aircraft delivered and incentive payments based upon performance, including on-time arrival performance and completion percentage rates. Additionally, Delta has agreed to reimburse SkyWest Airlines or ASA, as applicable, for certain operating costs under this Delta Connection Agreement.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the United Express Agreement entered into on July 31, 2003. As of December 31, 2007, SkyWest Airlines operated 52 CRJ700s, 65 CRJ200s and 48 Brasilia turboprops under the United Express Agreement, flying a total of approximately 1,150 United Express flights per day between Chicago (O'Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma and designated outlying destinations. Generally, under the United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee per passenger, a fixed-fee for overhead and aircraft costs, and a one-time start-up payment for each aircraft delivered. The United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2007, 20 of the 48 Brasilia turboprops were operated under a revenue-sharing arrangement.

        The United Express Agreement is scheduled to expire incrementally on December 31, 2011, 2013, 2015 and 2018. United has the option, upon one year's notice, of extending the United Express Agreement for five years. The United Express Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or United fails to fulfill an obligation under the United Express Agreement for a period of 60 days after written notice to cure;

  •
  if SkyWest Airlines' operations fall below certain performance levels for a period of three consecutive months;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations;

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied; or

  •
  if SkyWest Airlines operates, subject to certain exceptions, any additional regional jets or turboprop aircraft pursuant to a marketing or code-share relationship with any party other than United to provide hub service at United's hubs in Chicago (O'Hare), Denver, San Francisco, Seattle/Tacoma, or Washington, D.C. (Dulles International Airport).

Midwest Airline Services Agreement

        SkyWest Airlines and Midwest are parties to the Midwest Services Agreement entered into on December 20, 2006. Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s under the Midwest code. As of December 31, 2007, SkyWest Airlines operated 15 CRJ200s under the Midwest Services Agreement, flying a total of approximately 75 Midwest Connect flights per day between Milwaukee, Kansas City and designated outlying destinations. On January 16, 2008, we announced that SkyWest Airlines has agreed to operate additional aircraft under the Midwest Services Agreement.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering.

        The Midwest Services Agreement expires on June 30, 2012 and automatically extends for successive two-year renewal periods unless either party gives written notice to the other party at least one year prior to the expiration of the initial term of any renewal period that such party intends not to renew the agreement. The Midwest Services Agreement is subject to early termination in various circumstances including:

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U. S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors.

  •
  if SkyWest Airlines or Midwest commits a material breach of the Midwest Services Agreement, subject to 30 days notice and cure rights;

  •
  if SkyWest Airlines' operations fall below certain performance levels, subject to a cure period; or

  •
  if SkyWest Airlines fails to conduct all flight operations and maintain all aircraft under the Midwest Services Agreement in compliance in all material respects with applicable government regulations.

Markets and Routes

        As of December 31, 2007, SkyWest Airlines scheduled the following daily flights as a United Express carrier: 284 flights to or from Chicago O'Hare International Airport, 270 flights to or from Denver International Airport, 284 flights to or from Los Angeles International Airport, 236 flights to or from San Francisco International Airport and 86 flights to or from other outlying airports.

        As of December 31, 2007, SkyWest Airlines scheduled the following daily flights as a Midwest Connect carrier: 24 flights to or from Kansas City International Airport and 64 flights to or from Milwaukee International Airport.

        As of December 31, 2007, SkyWest Airlines and ASA scheduled the following daily flights as Delta Connection carriers: 798 flights to or from Hartsfield-Jackson Atlanta International Airport, 500 flights to or from Salt Lake City International Airport, 44 flights to or from Cincinnati/Northern Kentucky International Airport and eight flights to or from other outlying airports.

        Our flight schedules are structured to facilitate the connection of our passengers with flights of our major partners at the airports we serve. The following chart shows selected information about the cities and routes served by SkyWest Airlines and ASA as of December 31, 2007.

Current Combined Route System:

Training and Aircraft Maintenance

        SkyWest Airlines' and ASA's employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines and ASA crew members and maintenance personnel at their respective training facilities. SkyWest Airlines and ASA also contract with third party vendors for non-routine airframe and engine maintenance.

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe that we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our code-share agreements with Delta, United and Midwest allow fuel used in the performance of the code-share agreements to be reimbursed by our major partner, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2007, approximately 97.4% of our fuel purchases were associated with our Delta, United and Midwest code-share agreements. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

        As of December 31, 2007, SkyWest and SkyWest Airlines collectively employed 10,249 full-time equivalent employees consisting of 4,587 pilots and flight attendants, 4,084 customer service personnel, 1,095 mechanics and other maintenance personnel, and 483 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and we anticipate that such efforts will continue in the future. During 2007, SkyWest Airlines' pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines' pilots may again vote on this issue in one year from the previous vote. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

        As of December 31, 2007, ASA employed approximately 4,295 full-time equivalent employees consisting of 2,356 pilots and flight attendants, 751 customer service personnel, 831 mechanics and other maintenance personnel, and 357 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International, ASA's flight attendants are represented by the Association of Flight Attendants—CNA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. During 2007, ASA reached a labor agreement with its pilots and the collective bargaining agreement will become amendable on November 20, 2010. The collective bargaining agreements between ASA and its flight attendants became amendable September 26, 2003. ASA has been negotiating with its flight attendants union since 2003. The collective bargaining agreement between ASA and its flight controllers became amendable in April 2006, and ASA is currently engaged in negotiations with its flight controllers. ASA has never experienced a work stoppage due to a strike or other labor dispute, and considers its relationships with employees to be good.

Government Regulation

        All interstate air carriers, including SkyWest Airlines and ASA, are subject to regulation by the U.S. Department of Transportation (the "DOT"), the U.S. Federal Aviation Administration (the "FAA") and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other ways, certifications, which are necessary for the continued operations of SkyWest Airlines and ASA, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

        We believe SkyWest Airlines and ASA are operating in compliance with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ASA are subject. SkyWest Airlines' and ASA's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest Airlines and ASA do not currently operate at any airports where landing slots are restricted.

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

Environmental Matters

        SkyWest, SkyWest Airlines and ASA are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

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

Insurance

        SkyWest Airlines and ASA maintain insurance policies that we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, and workers' compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

Risks Related to Our Operations

We are highly dependent on Delta, United and Midwest.

        If any of our code-share agreements are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest, SkyWest Airlines and ASA Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by SkyWest Airlines or ASA of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ASA from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ASA, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current term of the SkyWest Airlines' United Express Agreement is subject to certain early termination provisions and subsequent renewals. United may terminate the United Express Agreement due to an uncured breach by SkyWest Airlines of certain operational and performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. The current term of the SkyWest Airlines' Midwest Services Agreement is subject to certain early termination provisions and subsequent renewals. Midwest may terminate the Midwest Services Agreement due to an uncured breach by SkyWest Airlines of certain operational and performance provisions, including measures and standards related to customer complaints factor, the care check factor or the customer experience pulse factor.

        We currently use Delta's, United's and Midwest's systems, facilities and services to support a significant portion of our operations, including airport and terminal facilities and operations,

information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta, United or Midwest were to cease any of these operations or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta, United or Midwest personnel or for any other reason, we may not be able to replace these services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta, United and Midwest could require us to sell or assign to them facilities and inventories, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these airport facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

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

        Although a plan of reorganization has been confirmed in each of the United and Delta bankruptcy proceedings, there is no assurance that either United or Delta will ultimately succeed in its reorganization efforts or will remain a going concern over the long term. The increase in fuel prices may negatively impact both Delta's and United's confirmed reorganization plans. Other aspects of the Delta and United bankruptcies and reorganizations pose additional risks to our code-share agreements. There is no assurance that Delta or United will be able to operate successfully under the terms of its confirmed plan.

        In light of the importance of our code-share agreements with Delta and United to our business, the termination of these agreements could jeopardize our operations. Such events could leave us unable to operate much of our current aircraft fleet and the additional aircraft we are obligated to purchase, Which would likely result, in a material adverse effect on our operations and financial condition.

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

        Under our code-share agreements with Delta, United and Midwest, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through"

costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2007, approximately 54% of our costs were pass-through costs and approximately 46% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

SkyWest Airlines and ASA are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the SkyWest Airlines and ASA Delta Connection Agreements. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to Delta Connection passengers under certain situations. As a result of the dispute, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter. The position Delta has taken with respect to IROP expenses is inconsistent with the parties' treatment of those expenses under the SkyWest Airlines and ASA Delta Connection Agreements since their execution in September 2005. We have not recorded an allowance related to the dispute in our consolidated financial statements. There can be no assurance that the dispute will be resolved consistent with the position taken by SkyWest Airlines and ASA. If the dispute is not resolved consistent with the position taken by SkyWest Airlines and ASA our financial results would be negatively impacted. The litigation may have other negative effects on our relationship with Delta and our operations under the existing Delta Connection Agreements.

We have a significant amount of contractual obligations.

        As of December 31, 2007, we had a total of approximately $1.9 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts including debt assumed in the ASA acquisition. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2007, we had 287 aircraft under lease, with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.3 billion at December 31, 2007. At a 7.39% discount factor, the present value of these lease obligations was equal to approximately $2.1 billion at December 31, 2007. As of December 31, 2007, we had commitments of approximately $557.8 million to purchase four CRJ900s, 18 CRJ700s, and four used CRJ200s and to sublease two CRJ700s. We expect to complete these deliveries by the first quarter of 2010. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

There are risks associated with our regional jet strategy, including potential oversupply and possible passenger dissatisfaction.

        Our selection of Bombardier Regional Jets as the primary aircraft for our existing operations and projected growth involves risks, including the possibility that there may be an oversupply of regional jets available for sale in the foreseeable future, due, in part, to the financial difficulties of regional and major airlines, including Delta, United, Northwest, Comair, Mesa and ExpressJet. A large supply of regional jets may allow other carriers, or even new carriers, to acquire aircraft for unusually low acquisition costs, allowing them to compete more effectively in the industry, which may ultimately harm our operations and financial performance.

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

        Delta, United and/or Midwest may be restricted in increasing their business with us, due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta's scope limitations restrict its partners from operating aircraft with over 70 seats even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

        Our business model depends on major airlines, including Delta, United and Midwest, electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American and Alaska Airlines, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta, United or Midwest to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

        Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under the SkyWest Airlines Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under the ASA Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under SkyWest Airlines' United Express Agreement, growth is restricted in Chicago (O'Hare International Airport), Denver, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport).

Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

        Our code-share agreements set forth minimum levels of flight operations which our major partners are required to utilize and we are required to provide. These minimum flight operating levels are intended to compensate us for our fixed costs attributable to our performance of our obligations under our respective code-share agreements. Historically, our major partners have utilized our flights operations at levels which exceed the minimum levels set forth in our code-share agreements. If the utilization of our aircraft declines below historical levels (including taking into account the stage length and frequency of our scheduled flights) our opportunity to receive a margin on the variable costs of flights that would have been flown if our aircraft were more fully utilized will be reduced. Reduced utilization levels of our aircraft under our cod-share agreements would adversely impact our financial results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2007, our labor costs constituted approximately 23.0% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings and affect our revenue under our code-share agreements. Any new collective bargaining agreements entered into by other regional carriers may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        ASA's pilots, flight attendants and flight controllers are represented by unions, including: The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. Also, ASA's flight attendants are currently working under an open labor contract, and ASA has been in negotiations with respect to such contracts since 2003. The contract with ASA's flight controllers became amendable in April 2006, and ASA is currently engaged in negotiations with its flight controllers. Negotiations with unions representing ASA's employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

        The collective bargaining agreement between ASA and its pilots became amendable September 15, 2002. During 2007, ASA reached a labor agreement with its pilots. The terms of the agreement were approved by the ASA pilots. The new agreement resulted in increased pay scales, as well as modifications to existing work rules. The overall financial impact of the new ASA labor agreement may result in increased labor costs and negatively impact our financial results.

        SkyWest Airlines' employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. We recognize that such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines' employees being represented by one or more unions. Moreover, one or more unions representing ASA employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines' employees. One or more unions representing ASA employees may also assert that SkyWest Airlines' employees should be subject to ASA collective bargaining agreements. If SkyWest Airlines' employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines' employees could divert management attention and disrupt operations, which may result in increased operating expenses and lower net income. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase operating expenses and lower operating results and net income. If unionizing efforts among SkyWest Airlines' employees are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional administrative expenses associated with union representation.

        If we are unable to reach labor agreements with any current or future unionized work groups, we may be subject to work interruptions or stoppages, which may adversely affect our ability to conduct our operations and may even allow Delta, United or Midwest to terminate their respective code-share agreement.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require, which could have a material adverse impact on our business.

        We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the year ended December 31, 2007, 52.2% of our available seat miles were flown using CRJ200s, 35.8% of our available seat miles were flown using CRJ700s and 6.4% of our available seat miles were flown using CRJ900s. As of December 31, 2007, we had commitments of approximately $557.8 million to purchase four CRJ900s, 18 CRJ700s, four CRJ200s and sublease two CRJ700s. We expect to complete these deliveries by the first quarter of 2010. Additionally, we have obtained options to acquire another 22 regional jets that can be delivered in 70 to 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

        Any significant disruption or delay in the expected delivery schedule of our fleet would adversely affect our business strategy and overall operations and could have a material adverse impact on our operating results or our financial condition. Certain of Bombardier's aerospace workers are represented by unions and have participated in at least one strike in recent history. Any future prolonged strike at Bombardier or delay in Bombardier's production schedule as a result of labor matters could disrupt the delivery of regional jets to us, which could adversely affect our planned fleet growth. We are also dependent on General Electric as the manufacturer of our aircraft engines. General Electric also provides parts, repair and overhaul services, and other types of support services on our engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier or General Electric to provide sufficient parts or related maintenance and support services to us on a timely or economical basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines. In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types we operate would have a material adverse effect on our business and operations.

Maintenance costs will likely increase as the age of our regional jet fleet increases.

        Because the average age of our CRJ900s, CRJ700s and CRJ200s, as of December 31, 2007, was approximately 1.1, 3.3 and 6.2 years, respectively, our regional jet fleet requires less maintenance now than it will in the future. We have incurred relatively low maintenance expenses on our regional jet fleet because most of the parts on our regional jet aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Under our United Express Agreement and Midwest Services Agreement, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in our United Express and Midwest Connect operations. The actual cost of maintenance on CRJ200 engines may vary from the estimated rates.

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

        We currently operate primarily through hubs in Atlanta, Kansas City, Los Angeles, Milwaukee, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky and the Pacific Northwest. Nearly all of our flights will either originate or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ASA. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, Milwaukee and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

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

Risks Related to the Airline Industry

We may be materially affected by uncertainties in the airline industry.

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

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways, Frontier, and AirTran, among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between America West Airlines and US Airways in September 2005, and American Airlines' acquisition of the majority of Trans World Airlines' assets in 2001. Several of the major airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers, such as the "SkyTeam Alliance," that includes Delta, Continental and Northwest, among others. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

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

        The price of aircraft fuel is unpredictable and increased significantly during much of 2007. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decreases will likely have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2007, we had 60,478,615 shares outstanding. In addition, as of December 31, 2007, we had equity-based incentive plans under which 3,600,448 shares are reserved for issuance and an employee stock purchase plan under which 1,884,469 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

        Our ability to issue preferred and common shares without shareholder approval may have the effect of delaying or preventing a change in control and may adversely affect the voting and other rights of the holders of our common stock, even in circumstances where such a change in control would be viewed as desirable by most investors. The provisions of the Utah Control Shares Acquisitions Act may also discourage the acquisition of a significant interest in or control of our company. Additionally, our code-share agreements contain termination and extension trigger provisions related to change in control type transactions that may have the effect of deterring a change in control of our company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2007, we owned or leased a fleet of aircraft, consisting of the following types of aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	82	164	50	1,500	530	6.2
CRJ700s	48	54	70	1,600	530	3.3
CRJ900s	7	10	90	1,500	530	1.1
Brasilia Turboprops	12	47	30	300	300	10.7
ATR-72 Turboprops	—	12	66	300	300	14.2

        SkyWest Airlines has firm orders to acquire 18 new CRJ700s, four new CRJ900s and four used CRJ 200s. In addition, we intend to sublease two additional CRJ700s from Delta during the year ending December 31, 2008. Gross committed expenditures for these 28 aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $557.8 million through the first quarter of 2010. SkyWest Airlines and ASA have also obtained combined options for another 22 Bombardier Regional Jets that can be delivered in either 70 or 90-seat configurations.

        The following table outlines the number of Bombardier Regional Jets that SkyWest Airlines and ASA are scheduled to receive during each of the periods set forth below and the expected size and composition of our combined fleet following the receipt of these aircraft.

	During the fiscal year ending December 31,
	2008	2009	2010	2011
Additional aircraft deliveries
Additional CRJ200s	4	0	0	0
Additional CRJ700s	2	14	4	0
Additional CRJ900s	4	0	0	0

	During the fiscal year ending December 31,
	2008	2009	2010	2011
Expected fleet size
Total Bombardier Regional Jets	375	389	379	375
Total Brasilia Turboprops	57	55	45	30
Total ATR-72 Turboprops	3	0	0	0
Total Combined Fleet	435	444	424	405

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

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a Bombardier Regional Jet impractical. As of December 31, 2007, SkyWest Airlines operated 59 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

  ATR-72 Turboprops

        While ASA currently operates 12 ATR-72 turboprops out of Atlanta, we expect that these aircraft will be removed from service by January 31, 2009.

Ground Facilities

        SkyWest Airlines and ASA own or lease the following principal properties:

SkyWest Airlines Facilities

  •
  SkyWest Airlines owns a 56,600 square foot aircraft maintenance facility in Palm Springs, California.

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

  •
  SkyWest Airlines leases a 90,000 square foot maintenance hangar and a 15,000 square foot office facility in Fresno, California.

  •
  SkyWest Airlines leases a 28,000 square foot maintenance hangar in Tucson, Arizona.

  •
  SkyWest Airlines leases a 57,000 square foot maintenance facility in Chicago, Illinois.

  •
  SkyWest Airlines owns a 55,000 square foot hangar and a 46,000 square foot office facility in Colorado Springs, Colorado.

  •
  SkyWest Airlines leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with SkyWest Airlines personnel. Other airlines, including Delta, Midwest and United, provide ticket handling and/or ground support services for SkyWest Airlines in 76 of the 158 airports to which SkyWest Airlines flies.

  •
  We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, in two adjacent buildings of 63,000 and 55,000 square feet, respectively. Both facilities were internally funded with cash generated from operations and were subsequently refinanced with third-party debt.

ASA Facilities

  •
  ASA leases 63,300 square feet in an office building located at the Hartsfield-Jackson Atlanta International Airport which serves as ASA's corporate headquarters. The lease expires on April 30, 2008.

  •
  ASA is currently improving a 203,170 square foot facility that will be used for maintenance and administrative office space in Atlanta, Georgia. The facility is leased from the city of Atlanta and the lease expires April 30, 2033.

  •
  ASA leases a 15,084 square foot facility in Atlanta, Georgia. This facility is a shop that provides for repair of all ground equipment in the ASA system. The facility is leased from the City of Atlanta and the lease expires April 30, 2033.

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

  •
  ASA leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Columbia, South Carolina; Fort Walton Beach, Florida; Montgomery, Alabama; Cincinnati, Ohio, and Shreveport, Louisiana.

  •
  ASA uses 29 gates at the Hartsfield-Jackson Atlanta International Airport: 13 gates are leased directly from the airport authority, six gates are subleased from US Air, eight gates are subleased from Delta and two gates are used pursuant to a month-to-month arrangement with the City of Atlanta.

  •
  ASA leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with ASA personnel. Other airlines, including Delta, provide ticket handling and/or ground support services for ASA in 96 of 136 airports ASA serves.

        Our management deems SkyWest Airlines' and ASA's current facilities as being suitable and necessary to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2007, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.

Atlantic Southeast Airlines, Inc. and SkyWest Airlines, Inc. v. Delta Air Lines

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the SkyWest Airlines and ASA Delta Connection Agreements. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to Delta Connection passengers under certain situations. As a result of the dispute, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing treatment of the matter. The position Delta has taken with respect to IROP expenses is inconsistent with the parties' treatment of those expenses under the SkyWest Airlines and ASA Delta Connection Agreements since their execution in September 2005. We have not recorded an allowance related to the dispute in our consolidated financial statements. There can be no assurance that the dispute will be resolved consistent with the position taken by SkyWest Airlines and ASA. If the dispute is not resolved consistent with the position taken by SkyWest Airlines and ASA, our financial results would be negatively impacted. The litigation may have other negative effects on our relationship with Delta and our operations under the existing Delta Connection Agreements.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq National Market under the symbol "SKYW." At February 18, 2008, there were approximately 1,080 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2007		2006
Quarter
	High	Low	High	Low
First	$28.43	$24.70	$29.79	$26.02
Second	28.17	23.83	29.46	21.46
Third	25.44	21.94	25.99	22.12
Fourth	28.99	23.75	28.05	24.60

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2007 and 2006, our Board of Directors declared regular quarterly dividends of $0.03 per share. On November 6, 2007, our Board of Directors declared a regular quarterly cash dividend of $0.03 per share payable to stockholders of record on December 31, 2007 and paid the dividend on January 4, 2008.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2007.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,681,915	$20.01	5,514,485

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 5 to our Consolidated Financial Statements for the fiscal year ended December 31, 2007, included in Item 8 of this Report, for additional information regarding these plans.

Purchases of Equity Securities

        Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program authorizes the repurchase of up to 10 million shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended December 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2007	276,800	$26.50	276,800	5,563,058
November 1 - November 30, 2007	326,000	25.93	326,000	5,237,058
December 1 - December 31, 2007	237,058	26.80	237,058	5,000,000

Total	839,858	$26.36	839,858	5,000,000

(1)
Under resolutions adopted in February 2007 and November 2007, our Board of Directors authorized the repurchase of 10,000,000 shares of our common stock. Purchases are made at management's discretion based on market conditions and the Company's financial resources. As of December 31, 2007, we had spent approximately $126.0 million to purchase and retire approximately 5,000,000 shares of common stock. The authorization of Board of Directors does not have an expiration date.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2007	2006	2005(2)	2004	2003
Operating revenues	$3,374,332	$3,114,656	$1,964,048	$1,156,044	$888,026
Operating income	344,524	339,160	220,408	144,776	108,480
Net income	159,192	145,806	112,267	81,952	66,787
Net income per common share:
Basic	$2.54	$2.33	$1.94	$1.42	$1.16
Diluted	2.49	2.30	1.90	1.40	1.15
Weighted average shares:
Basic	62,710	62,474	57,851	57,858	57,745
Diluted	64,044	63,382	58,933	58,350	58,127
Total assets	$3,990,525	$3,731,419	$3,320,646	$1,662,287	$1,529,210
Current assets	1,210,139	1,095,454	693,632	712,337	670,368
Current liabilities	398,219	408,431	615,917	170,467	151,959
Long-term debt, net of current maturities	1,732,748	1,675,626	1,422,758	463,233	462,773
Stockholders' equity	1,246,007	1,178,293	913,198	779,055	709,063
Return on average equity(1)	13.1%	13.9%	13.2%	11.0%	9.9%
Cash dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.08

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

Selected Operating Data

	Year Ended December 31,
	2007		2006		2005		2004		2003
Block hours	1,438,818		1,298,769		866,975		589,129		482,158
Departures	904,795		857,631		623,307		464,697		395,631
Passengers carried	34,392,755		31,465,552		20,343,975		13,424,520		10,738,691
Revenue passenger miles (000)	17,892,282		15,819,191		9,538,906		5,546,069		4,222,669
Available seat miles (000)	22,968,768		20,209,888		12,718,973		7,546,318		5,875,029
Passenger load factor	77.9%		78.3%		75.0%		73.5%		71.9%
Passenger break-even load factor	72.9%		72.7%		68.6%		65.5%		63.9%
Yield per revenue passenger mile	18.7	¢	19.5	¢	20.3	¢	20.5	¢	20.9	¢
Revenue per available seat mile	14.7	¢	15.4	¢	15.4	¢	15.3	¢	15.1	¢
Cost per available seat mile	13.7	¢	14.3	¢	14.1	¢	13.6	¢	13.4	¢
Average passenger trip length	520		503		469		413		393
Number of operating aircraft at end of year	436		410		380		206		185

Quarterly Financial Data

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$788,968	$855,048	$875,601	$854,715	$3,374,332
Operating income (000)	79,575	88,855	92,469	83,625	344,524
Net income (000)	34,788	40,622	42,927	40,855	159,192
Net income per common share:
Basic	$0.54	$0.64	$0.69	$0.67	$2.54
Diluted	0.53	0.62	0.68	0.66	2.49
Weighted average common shares:
Basic:	64,279	63,811	61,942	60,807	62,710
Diluted:	65,837	65,245	62,888	62,204	64,044

        The following terms used in this section and elsewhere in this Report have the meanings indicated below:

        "Revenue passenger miles" represents the number of miles flown by revenue passengers.

        "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Passenger load factor" represents the percentage of aircraft seating capacity that is actually utilized (revenue passenger miles divided by available seat miles).

        "Passenger breakeven load factor" is the passenger load factor that will result in operating revenues being equal to operating expenses, assuming constant revenue per passenger mile and expenses.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2007, 2006 and 2005. Also discussed is our financial position as of the end of December 31, 2007 and 2006. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-Looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ASA, we operate the largest regional airline in the United States. As of December 31, 2007, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,550 total daily departures to 294 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of December 31, 2007, we provided ground handling services for approximately ten other airlines throughout our system. As of December 31, 2007, we operated a combined fleet of 436 aircraft consisting of 246 CRJ200s (65 assigned to United, 166 assigned to Delta and 15 assigned to Midwest) 102 CRJ700s (52 assigned to United and 50 assigned to Delta), 17 CRJ900s (all assigned to Delta), 59 Brasilia turboprops (48 assigned to United and 11 assigned to Delta), and 12 ATR-72 turboprops (all assigned to Delta). We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the month ended December 31, 2007, approximately 59.1% of our aggregate capacity was operated under the Delta code, approximately 37.6% was operated under the United code and approximately 3.3% was operated under the Midwest code.

        SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. SkyWest Airlines and Midwest entered into the Midwest Services Agreement on December 20, 2006. Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 CRJ200s. The initial 15 aircraft were delivered by September 30, 2007. On January 16, 2008, the Company announced that SkyWest Airlines agreed to operate additional aircraft under the Midwest Services Agreement. We serve markets from Midwest's current hubs in Milwaukee and Kansas City. As of December 31, 2007, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee and Kansas City operating more than 1,750 total daily flights.

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

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2007, contract flying revenue and pro-rate revenue represented approximately 95% and 5%, respectively, of our total passenger revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of December 31, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 62% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 38% flown under pro-rate arrangements.

Financial Highlights

        We had operating revenues of $3.4 billion for the year ended December 31, 2007, an 8.3% increase, compared to $3.1 billion for the year ended December 31, 2006. We had net income of $159.2 million for the year ended December 31, 2007, an increase of 9.2%, or $2.49 per diluted share, compared to $145.8 million of net income or $2.30 per diluted share, for the year ended December 31, 2006.

        Total available seat miles ("ASMs") for the year ended December 31, 2007 increased 13.7%, compared to the year ended December 31, 2006, primarily as a result of an increase in our fleet size to 436 aircraft as of December 31, 2007, from 410 aircraft as of December 31, 2006. During the year ended December 31, 2007, we took delivery of eight new CRJ900s and acquired 10 used CRJ700s and 11 used CRJ 200s from another operator. During the year ended December 31, 2007, we generated 23.0 billion ASMs, compared to 20.2 billion ASMs during 2006.

        At December 31, 2007, we had approximately $660.4 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $651.9 million as of December 31, 2006. During the year ended December 31, 2007, we spent approximately $126.0 million to purchase and retire approximately 5,000,000 shares of common stock. Of the eight new CRJ900s we acquired during the year ended December 31, 2007, we financed seven aircraft under long-term debt arrangements and one aircraft under a lease arrangement. The ten CRJ700s we acquired during the year ended December 31, 2007 were acquired under sublease arrangements with a major partner at nominal monthly amounts. Of the eleven used CRJ200s, we financed ten aircraft under lease arrangements and one was purchased with cash.

Outlook

        On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which we intend to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 EMB-120 30 seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that we placed a firm order for 22 aircraft with Bombardier Aerospace. We are scheduled to take delivery of these aircraft beginning in late 2008 and continue through the first quarter of 2010.

        On January 16, 2008, we announced that SkyWest Airlines has agreed to operate additional aircraft under the Midwest Services agreement.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2007, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles and stock-based compensation expense as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

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

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed, thus substantially reducing significant estimates and judgments inherent under the accrual method. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s. Under the terms of the agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while ASA's aircraft are primarily debt-financed on a long-term basis. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our condensed consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our condensed consolidated balance sheet.

Impairment of Long-Lived and Intangible Assets

        As of December 31, 2007, we had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2007, we had approximately $28.5 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2007, we had recorded $5.2 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2007. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

Stock-Based Compensation Expense

        Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment ("SFAS No. 123(R)"), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the year ended December 31, 2006 includes compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123(R). Prior to January 1, 2006, we applied Accounting Principles Board ("Opinion No. 25"), and related interpretations in accounting for our stock-based compensation plans. Results for prior periods have not been restated.

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

Results of Operations

2007 Compared to 2006

        Operating Statistics.    The following table sets forth our major operational statistics and the percentage-of-change for the years identified below.

	Year ended December 31,
	2007		2006		%Change
Revenue passenger miles (000)	17,892,282		15,819,191		13.1
Available seat miles (000)	22,968,768		20,209,888		13.7
Block hours	1,438,818		1,298,769		10.8
Departures	904,795		857,631		5.5
Passengers carried	34,392,755		31,465,552		9.3
Passenger load factor	77.9%		78.3%		(0.4	)pts
Passenger breakeven load factor	72.9%		72.7%		0.2	pts
Yield per revenue passenger mile	18.7	¢	19.5	¢	(4.1)
Revenue per available seat mile	14.7	¢	15.4	¢	(4.5)
Cost per available seat mile	13.7	¢	14.3	¢	(4.2)
Fuel cost per available seat mile	4.6	¢	5.0	¢	(8.0)
Average passenger trip length (miles)	520		503		3.4

        Revenue Passenger Miles and Available Seat Miles.    Our total revenue passenger miles ("RPMs") generated during the year ended December 31, 2007 increased 13.1% from the year ended December 31, 2006. Our total ASMs generated during the year ended December 31, 2007 increased 13.7% from the year ended December 31, 2006. The increase in RPMs and ASMs was primarily a result of increasing the size of our aircraft fleet from 410 as of December 31, 2006 to 436 as of

December 31, 2007. Additionally, our average passenger trip length increased from 503 miles as of December 31, 2006 to 520 miles as of December 31, 2007, primarily due to the increased number of CRJ700s and CRJ900s we placed into service since December 31, 2006, which typically operate over longer stage lengths.

        Block Hours and Departures.    Our block hours increased 10.8% for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in block hours was primarily due to the increase in fleet size from 2006 to 2007 and due to increased daily average utilization of the fleet from 2006 to 2007. Our departures increased 5.5% for the year ended December 31, 2007 compared to the year ended December 31, 2006, which was also primarily due to the increase in our fleet size from 2006 to 2007. The percentage increase in departures was lower than the percentage increase in block hours from 2006 to 2007, primarily due to the increased stage lengths we experienced in 2007.

        Passengers Carried and Passenger Load Factor.    Our passenger load factor decreased to 77.9% for the year ended December 31, 2007, from 78.3% for the year ended December 31, 2006. During the year ended December 31, 2007, approximately 98% of our ASMs were generated by our contract flying, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories. Our contract-flying routes primarily supplement Delta, United and Midwest mainline service in previously established and developed markets. Changes made by Delta, United and Midwest in their respective ticket pricing, scheduling and seat inventories impact our load factor.

        Revenue per Available Seat Mile.    Our revenue per ASM decreased to 14.7¢ for the year ended December 31, 2007, from 15.4¢ for the year ended December 31, 2006. Under our contract flying arrangements with Delta and United, we are compensated for our direct fuel expenses, which we record as revenue. The average cost per gallon of fuel increased to $2.41 per gallon during the year ended December 31, 2007 from $2.20 during the year ended December 31, 2006. However, despite the increase in the average cost per gallon, during the year ended December 31, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the year ended December 31, 2006 by approximately $152.1 million.

        Our operating revenues increased 8.3% to $3.4 billion for the year ended December 31, 2007, compared to $3.1 billion for the year ended December 31, 2006. The increase in operating revenues was primarily due to the increase in our fleet size from 410 aircraft as of December 31, 2006 to 436 aircraft as of December 31, 2007.

        Our passenger revenues, which represented 99.0% of our consolidated operating revenues for the year ended December 31, 2007, increased 8.3% to $3.3 billion for the year ended December 31, 2007, from $3.1 billion, or 99.1% of consolidated operating revenues, for the year ended December 31, 2006. Our passenger revenues, excluding fuel reimbursements from major partners, increased 9.6% for the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in passenger revenues (excluding fuel reimbursements) was primarily due to a 13.7% increase in ASMs, principally as a result of our increase in operating aircraft to 436 aircraft as of December 31, 2007, from 410 aircraft as of December 31, 2006. The increase in passenger revenues (excluding fuel reimbursements) was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

        Our total ground handling and other revenues for the year ended December 31, 2007 increased approximately 17.3% from the year ended December 31, 2006. The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for ten other airlines.

        Cost per Available Seat Mile.    Our cost per ASM decreased to 13.7¢ for the year ended December 31, 2007 from 14.3¢ for the year ended December 31, 2006. The decrease in cost per ASM was primarily due to the decrease in our cost of fuel per ASM to 4.6¢ for the year ended December 31, 2007, from 5.0¢ for the year ended December 31, 2006. The decrease in the cost per ASM for fuel was primarily due to United purchasing fuel directly for our aircraft in certain locations as discussed above. Changes in the components of our other operating expenses are discussed in the table below.

        The following table sets forth information regarding our operating expense components for the years ended December 31, 2007 and 2006. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	2007				2006
	Amount	Percentage of Revenue	Cents per ASM		Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)				(in thousands)
Salaries, wages and employee benefits	$726,947	21.5%	3.2	¢	$673,961	21.6%	3.3	¢
Aircraft costs	503,387	14.9	2.2		471,381	15.1	2.3
Maintenance	297,960	8.8	1.3		220,705	7.1	1.1
Fuel	1,062,080	31.5	4.6		1,010,717	32.5	5.0
Other airline expenses	439,434	13.0	1.9		398,732	12.8	2.0
Interest	126,320	3.7	0.5		118,002	3.8	0.6

Total airline expenses	$3,156,128		13.7		$2,893,498		14.3

        Salary Wages and Employee Benefits.    The cost per ASM for salaries, wages and employee benefits decreased to 3.2¢ for the year ended December 31, 2007 from 3.3¢ for the year ended December 31, 2006. The average number of full-time equivalent employees increased 1.7% to 14,694 for the year ended December 31, 2007, from 14,450 for the year ended December 31, 2006. The increase in number of employees was primarily due to the addition of personnel required to operate the additional aircraft we placed into service between December 31, 2006 and December 31, 2007, and related ground handling operations. The decrease in the cost per ASM for salaries, wages and employee benefits was primarily due to efficiencies obtained through operating larger aircraft over increased stage lengths.

        Aircraft Costs.    The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.2¢ for the year ended December 31, 2007 from 2.3¢ for the year ended December 31, 2006. The decrease in cost per ASM was primarily due to the addition of 10 CRJ700s and eight CRJ900s between December 31, 2006 and December 31, 2007. CRJ700s and CRJ900s have lower ownership costs per ASM than our existing CRJ200 and turboprop aircraft.

        Maintenance.    The cost per ASM for maintenance expense increased to 1.3¢ for the year ended December 31, 2007, compared to 1.1¢ for the year ended December 31, 2006. The increase was primarily related to the timing of engine overhaul events on aircraft operated under our Delta Connection Agreements and other direct maintenance events during the year ended December 31, 2007. Under our United Express Agreement and our Midwest Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2007, we collected and recorded as revenue $30.3 million (pretax) under the United Express Agreement and Midwest Services Agreement to compensate us for future engine maintenance overhauls. Because the "Maintenance" category in the table above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the "Salary, wages and employee benefits" line in the table above), the "Maintenance" expense line in the above table differs from the "Maintenance" line in our consolidated statements of income.

        Fuel.    The cost per ASM for fuel decreased 8.0% to 4.6¢ for the year ended December 31, 2007, from 5.0¢ for the year ended December 31, 2006. The average cost per gallon of fuel increased to $2.41 per gallon during the year ended December 31, 2007 from $2.20 during the year ended December 31, 2006. However, despite the increase in the average cost per gallon, during the year ended December 31, 2007, United purchased fuel directly from a fuel vendor for our aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our fuel costs and related passenger revenue compared to the year ended December 31, 2006 by approximately $152.1 million.

        Other airline expenses.    The cost per ASM for other airline expenses, primarily consisting of landing fees, station rentals, computer reservation system fees and hull and liability insurance, decreased 5.0% to 1.9¢ for the year ended December 31, 2007, from 2.0¢ for the year ended December 31, 2006. The decrease in cost per ASM was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

        Interest.    The cost per ASM for interest expense decreased 16.7% to 0.5¢ for the year ended December 31, 2007, from 0.6¢ for the year ended December 31, 2006. The decrease in cost per ASM was primarily due to the addition of 8 CRJ900s between December 31, 2006 and December 31, 2007. CRJ 900s have lower ownership costs per ASM than CRJ200 and turboprop fleets. We also acquired ten CRJ700s during the year ended December 31, 2007 under sublease arrangements with a major partner at nominal monthly amounts.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased 9.1% to $3.2 billion for the year ended December 31, 2007, compared to $2.9 billion for the year ended December 31, 2006. The increase in total airline expense was primarily due the 13.7% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in the average passenger trip length). As a percentage of total operating revenues, total airline expenses increased to 93.4% for the year ended December 31, 2007, from 92.9% for the year ended December 31, 2006. The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in salaries, wages and benefits and maintenance costs as described above.

        Total Airline Expenses Excluding Fuel.    Total airline expenses for the year ended December 31, 2007, excluding fuel charges (which are substantially reimbursable by our major partners), increased approximately 11.2% from the year ended December 31, 2006. The increase was primarily a result of a 13.7% increase in ASMs (which resulted principally from the increase in our fleet size and the increase in the average passenger trip length). Total operating expenses for the year ended December 31, 2007 increased at a lower rate than ASM growth, primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

        Net Income.    Net income increased to $159.2 million, or $2.49 per diluted share, for the year ended December 31, 2007, compared to $145.8 million, or $2.30 per diluted share, for the year ended December 31, 2006. The increase in our net income was primarily due to the increase in our fleet size from 2006 to 2007 and associated increase in block hour production from 2006 to 2007.

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

        Our total ASMs generated during the year ended December 31, 2006 increased 58.9% from the year ended December 31, 2005. The increase in ASMs was primarily a result of increasing the size of our aircraft fleet, from 380 aircraft as of December 31, 2005, to 410 aircraft as of December 31, 2006. On September 7, 2005, the date we acquired ASA, ASA's fleet consisted of 149 aircraft (35 CRJ700s, 102 CRJ200s and 12 ATRs). Additionally, during the year ended December 31, 2006, we took delivery of nine CRJ900s, 15 CRJ 700s and six CRJ200s.

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

        Passenger Revenues.    Passenger revenues, which represented 99.1% of consolidated operating revenues for the year ended December 31, 2006, increased 59.3% to $3.1 billion for the year ended December 31, 2006, from $1.9 billion, or 98.7% of consolidated operating revenues, for the year ended December 31, 2005. Our passenger revenues, excluding fuel reimbursements from major partners, increased 53.5% for the year ended December 31, 2006. The increase in passenger revenues excluding fuel was primarily due to a 58.9% increase in ASMs (which resulted principally from the acquisition of ASA in September 2005 and additional aircraft delivered in 2006). Revenue per ASM was 15.4¢ for the years ended December 31, 2006 and 2005. Passenger revenues include an amount designed to reimburse us for aircraft ownership costs. The amount deemed to be rental income related to aircraft ownership costs for the year ended 2006 was $486.6 million.

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

        Operating and Interest Expenses.    Operating and interest expenses increased 61.0% to $2.9 billion for the year ended December 31, 2006, compared to $1.8 billion for the year ended December 31, 2005. The increase in total operating and interest expenses was due principally to the acquisition of ASA in September 2005 and additional aircraft delivered in 2006. As a percentage of consolidated operating revenues, total operating and interest expenses increased to 92.9% for the year ended December 31, 2006, from 91.5% for the year ended December 31, 2005. The increase in operating and interest expenses as a percentage of consolidated operating revenues was primarily due to significant increases in fuel costs year-over-year.

        The following tables set forth information regarding our operating expense components for the years ended December 31, 2006 and 2005. Operating expenses are expressed as a percentage of operating revenues. Individual expense components are also expressed as cents per ASM.

	Year ended December 31,
	2006				2005
	Amount	Percentage of Revenue	Cents per ASM		Amount	Percentage of Revenue	Cents per ASM
	(in thousands)				(in thousands)
Salaries, wages and employee benefits	$673,961	21.6%	3.3	¢	$434,218	22.1%	3.4	¢
Aircraft costs	471,381	15.1	2.3		325,771	16.6	2.6
Maintenance	220,705	7.1	1.1		129,626	6.6	1.0
Fuel	1,010,717	32.5	5.0		590,776	30.1	4.6
Other airline expenses	398,732	12.8	2.0		263,248	13.4	2.1
Interest	118,002	3.8	0.6		53,331	2.7	0.4

Total airline expenses	$2,893,498		14.3		$1,796,970		14.1

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

        The cost per ASM for aircraft costs, including aircraft rent and depreciation, decreased to 2.3¢ for the year ended December 31, 2006, from 2.6¢ for the year ended December 31, 2005. The decrease in cost per ASM was primarily due to the addition of ASA's regional jet fleet and the addition of nine CRJ900s and 15 CRJ 700s, which have a lower operating cost per ASM than CRJ200s and our existing turboprop fleets.

        The cost per ASM for maintenance expense increased to 1.1¢ for the year ended December 31, 2006, from 1.0¢ for the year ended December 31, 2005. The increase in the cost per ASM was primarily attributed to timing of maintenance events associated with a higher average age of our CRJ200 and CRJ700 fleets. The "Maintenance" line in the table set forth above does not include salaries, wages and employee benefits associated with our maintenance operations (those costs are included in the "Salary, wages and employee benefits" line in the table). Accordingly, the amount for "Maintenance" in the table above differs from the maintenance expense in our Consolidated Statements of Income set forth in Item 8 below. Under the United Express Agreement, specific amounts are included in the rates charged to United for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the year ended December 31, 2006, we collected and recorded as revenue $27.7 million (pretax) under the United Express Agreement, with no material offset to CRJ200 engine maintenance overhauls.

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

        Interest expense increased to approximately $118.0 million during the year ended December 31, 2006, from approximately $53.3 million during the year ended December 31, 2005. The increase in interest expense was primarily due to the acquisition of ASA's aircraft in September 2005 which are primarily financed with long-term debt.

Liquidity and Capital Resources

        We had working capital of $811.9 million and a current ratio of 3.0:1 at December 31, 2007, compared to working capital of $687.0 million and a current ratio of 2.7:1 at December 31, 2006. The increase was principally caused by cash generated from operations during 2007. The principal sources of cash during the year ended December 31, 2007 were $396.0 million provided by operating activities, $177.8 million of proceeds from the issuance of long-term debt, $29.0 from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $11.7 million from returns on aircraft deposits and $11.3 million from proceeds from the sale of property and equipment. We invested $302.4 million in marketable securities, invested $298.5 million in flight equipment, made principal payments on long-term debt of $111.0 million, repurchased $126.0 million of outstanding shares of our common stock, invested $37.5 million in buildings and ground equipment, paid $8.1 million in cash dividends, invested $2.8 million in other assets, and paid $32.3 million in deposits for aircraft. These factors resulted in a $292.7 million decrease in cash and cash equivalents during the year ended December 31, 2007.

        Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $522.9 million at December 31, 2007, compared to $220.1 million at December 31, 2006. The increase in marketable securities was due primarily to cash generated from operations in 2007 that were invested in marketable securities.

        At December 31, 2007, our total capital mix was 41.8% equity and 58.2% debt, compared to 41.3% equity and 58.7% debt at December 31, 2006.

        As of December 31, 2007, SkyWest Airlines has a $25 million line of credit. As of December 31, 2007 and 2006, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2008 and has a fixed interest rate of 6.75%.

        As of December 31, 2007, we had $35.5 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2007 and 2006, we classified $14.7 million and $16.4 million, respectively, as restricted cash, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2008	2009	2010	2011	2012	Thereafter
Firm aircraft commitments	$557,830	$127,580	$332,239	$98,011	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,329,699	304,948	315,357	302,479	292,604	293,171	1,821,140
Principal maturities on long-term debt	1,850,950	118,202	123,395	128,831	132,188	178,035	1,170,299

Total commitments and obligations	$5,738,479	$550,730	$770,991	$529,321	$424,792	$471,206	$2,991,439

Purchase Commitments and Options

        On November 21, 2006, we announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc. Ten of the 12 CRJ700s were delivered by December 31, 2007 and the remaining two CRJ700s are scheduled to be delivered by June 2008. As of December 31, 2007, we had firm aircraft orders and commitments to operate two CRJ700's to be subleased from Delta. Total expenditures for these aircraft and related flight equipment are estimated to be approximately $1 million.

        On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which we intend to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 EMB-120 30-seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four regional jet aircraft configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that we placed a firm order for 22 aircraft with Bombardier Aerospace. We are scheduled to take delivery of these aircraft beginning in late 2008 and continue through the first quarter of 2010. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $528.0 million through the first quarter of 2010. Additionally, our agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90 seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

        On January 16, 2008, we announced that SkyWest Airlines has agreed to operate additional aircraft under the Midwest Services Agreement. Total expenditures for these aircraft and related flight equipment are estimated to be approximately $28.8 million through the first quarter of 2008.

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

        At present, we intend to satisfy our 2008 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for the committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2007, we had 287 aircraft under lease with remaining terms ranging from one to 18 years. Future minimum lease payments due under all long-term operating leases were approximately $3.3 billion at December 31, 2007. Assuming a 7.4% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at December 31, 2007.

        As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. See Note 4 to our consolidated financial statements set forth in Item 8 of this Report.

Long-term Debt Obligations

        Our total long-term debt at December 31, 2007 was $1,851.0 million, of which $1,844.4 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $6.6 million related to our corporate office building. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 6.5% at December 31, 2007.

Guarantees

        SkyWest has guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the Midwest Airline Services Agreement and the obligations of ASA under the ASA Delta Connection Agreement.

New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN No. 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. We are subject to the provisions of FIN No.48 as of January 1, 2007, and our management has analyzed filing positions in all of the federal and state jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for our federal return are the 2004 through 2006 tax years. The adoption of FIN No. 48 did not have a material effect on our consolidated financial position or results of operations. Our policy for recording interest and penalties on tax positions is to record such items as a component of the provision for income taxes.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Our management does not believe the adoption of this standard will have a material impact on our consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. Our management does not believe Statement 159 will result in a material adverse effect on our financial condition, results of operations, or cash flow.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        Historically, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United and Midwest have agreed to bear the economic risk of fuel price fluctuations on our contracted United Express and Midwest flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic fuel risk on our pro-rate operations. For the year ended December 31, 2007, contract flying and pro-rate revenue flying represented approximately 95% and 5%, respectively, of our passenger revenues. As of December 31, 2007, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 38% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. Because third parties bear the economic risk of fuel price fluctuations on most of our flights, we believe that our results from operations will not be materially and adversely affected by fuel price volatility.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2007, we had variable rate notes representing 49.6% of our total long-term debt compared to 55.4% of our long-term debt at December 31, 2006. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $9.6 million in interest expense and received $6.9 million in additional interest income for the year ended December 31, 2007 and we would have incurred an additional $10.2 million in interest expense and received $4.6 million in additional interest income for the year ended December 31, 2006.

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

Auction Rate Securities Market Risk

        The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and short-term and long-term investments in a variety of securities, including U.S. government agencies, municipal notes which may have an auction reset feature, corporate notes and bonds, commercial paper, and money market funds. These securities are classified as available for sale and consequently are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our holdings of the securities of any one issuer, except government agencies, do not exceed 5% of the portfolio. As of December 31, 2007, we held approximately $124 million of municipal notes with an auction reset feature. As of February 15, 2008 auctions failed for $19 million of our auction rate securities. An auction failure means that the parties wishing to sell securities could not. If the issuers are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. There is no assurance that currently successful auctions on our remaining auction rate securities in our investment portfolio will continue to succeed and as a result our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. We believe we will be able to liquidate our investment without significant loss within the next year. Based on our expected operating cash flows, and our other sources of cash, we do not anticipate the potential lack of liquidity on these investments will affect our ability to execute our current business plan.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 5 to the consolidated financial statements, effective January 1, 2006 SkyWest, Inc. and subsidiaries adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 22, 2008

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2007	December 31, 2006
CURRENT ASSETS:
Cash and cash equivalents	$122,802	$415,454
Marketable securities	522,925	220,076
Restricted cash	14,705	16,409
Income tax receivable	23,114	1,819
Receivables, net	81,216	29,431
Inventories, net	105,738	85,160
Prepaid aircraft rents	223,891	223,320
Deferred tax assets	70,523	58,134
Other current assets	45,225	45,651

Total current assets	1,210,139	1,095,454

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,146,602	2,931,990
Deposits on aircraft	23,848	3,219
Buildings and ground equipment	215,466	189,096

	3,385,916	3,124,305
Less-accumulated depreciation and amortization	(685,327)	(565,852)

Total property and equipment, net	2,700,589	2,558,453

OTHER ASSETS
Intangible assets, net	28,498	30,748
Other assets	51,299	46,764

Total other assets	79,797	77,512

Total assets	$3,990,525	$3,731,419

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2007	December 31, 2006
CURRENT LIABILITIES:
Current maturities of long-term debt	$118,202	$108,505
Accounts payable	133,728	156,831
Accrued salaries, wages and benefits	67,242	64,451
Accrued aircraft rents	26,516	24,073
Taxes other than income taxes	12,433	16,882
Other current liabilities	40,098	37,689

Total current liabilities	398,219	408,431

OTHER LONG TERM LIABILITIES	40,355	35,405

LONG TERM DEBT, net of current maturities	1,732,748	1,675,626

DEFERRED INCOME TAXES PAYABLE	445,993	327,384

DEFERRED AIRCRAFT CREDITS	127,203	106,280

COMMITMENTS AND CONTINGENCES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,272,671 and 70,752,674 shares issued, respectively	533,545	491,405
Retained earnings	871,874	720,784
Treasury stock, at cost, 11,794,056 and 6,794,056 shares, respectively	(158,542)	(32,551)
Accumulated other comprehensive loss (Note 1)	(870)	(1,345)

Total Stockholders' Equity	1,246,007	1,178,293

Total liabilities and stockholders' equity	$3,990,525	$3,731,419

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
OPERATING REVENUES:
Passenger	$3,342,131	$3,087,215	$1,938,450
Ground handling and other	32,201	27,441	25,598

Total operating revenues	3,374,332	3,114,656	1,964,048

OPERATING EXPENSES:
Flying operations	1,845,510	1,721,895	1,079,292
Customer service	428,666	405,781	271,746
Maintenance	397,855	311,926	186,675
Depreciation and amortization	208,944	189,885	115,275
General and administrative	148,833	146,009	90,652

Total operating expenses	3,029,808	2,775,496	1,743,640

OPERATING INCOME	344,524	339,160	220,408

OTHER INCOME (EXPENSE):
Interest income	31,650	19,953	12,943
Interest expense	(126,320)	(118,002)	(53,330)
Gain (loss) on sale of property and equipment	467	(949)	175
Loss on sale of marketable securities	—	(135)	(570)

Total other expense, net	(94,203)	(99,133)	(40,782)
INCOME BEFORE INCOME TAXES	250,321	240,027	179,626
PROVISION FOR INCOME TAXES	91,129	94,221	67,359

NET INCOME	$159,192	$145,806	$112,267

BASIC EARNINGS PER SHARE	$2.54	$2.33	$1.94

DILUTED EARNINGS PER SHARE	$2.49	$2.30	$1.90

Weighted average common shares:
Basic	62,710	62,474	57,851
Diluted	64,044	63,382	58,933

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Continued)

(In thousands, except per share amounts)

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock
			Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2004	64,443	$335,241	$477,424	(6,794)	$(32,551)	$(1,059)	$779,055
Comprehensive income:
Net income	—	—	112,267	—	—	—	112,267
Net unrealized depreciation on marketable securities net of tax of $219	—	—	—	—	—	(347)	(347)

Total comprehensive income							111,920
Exercise of common stock options	892	19,073	—	—	—	—	19,073
Sale of common stock under employee stock purchase plan	175	2,712	—	—	—	—	2,712
Tax benefit from exercise of common stock Options	—	7,509	—	—	—	—	7,509
Cash dividends declared ($0.12 per share)	—	—	(7,071)	—	—	—	(7,071)

Balance at December 31, 2005	65,510	$364,535	$582,620	(6,794)	$(32,551)	$(1,406)	$913,198
Comprehensive income:
Net income	—	—	145,806	—	—	—	145,806
Net unrealized appreciation on marketable securities net of tax of $40	—	—	—	—	—	61	61

Total comprehensive income							145,867
Sale of common stock, net of offering costs and underwriting discount of $8,864	4,000	95,336	—	—	—	—	95,336
Exercise of common stock options	1,082	16,210	—	—	—	—	16,210
Sale of common stock under employee stock purchase plan	161	3,402	—	—	—	—	3,402
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	10,771	—	—	—	—	10,771
Tax benefit from exercise of common stock Options	—	1,151	—	—	—	—	1,151
Cash dividends declared ($0.12 per share)	—	—	(7,642)	—	—	—	(7,642)

Balance at December 31, 2006	70,753	$491,405	$720,784	(6,794)	$(32,551)	$(1,345)	$1,178,293
Comprehensive income:
Net income	—	—	159,192	—	—	—	159,192
Net unrealized appreciation on marketable securities net of tax of $304	—	—	—	—	—	475	475

Total comprehensive income							159,667
Exercise of common stock options	1,066	19,572	—	—	—	—	19,572
Sale of common stock under employee stock purchase plan	454	9,378	—	—	—	—	9,378
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	13,121	—	—	—	—	13,121
Tax benefit from exercise of common stock options	—	69	—	—	—	—	69
Treasury stock purchases	—	—	—	(5,000)	(125,991)	—	(125,991)
Cash dividends declared ($0.12 per share)	—	—	(8,102)	—	—	—	(8,102)

Balance at December 31, 2007	72,273	$533,545	$871,874	(11,794)	$(158,542)	$(870)	$1,246,007

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$159,192	$145,806	$112,267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	208,944	189,885	115,275
Stock based compensation expense	13,121	10,771	—
Maintenance expense related to disposition of rotable spares	—	797	—
Loss (gain) on sale of property and equipment	(467)	949	(175)
Loss on sale of marketable securities	—	135	570
Decrease in allowance for doubtful accounts	—	(11)	(5)
Net increase in deferred income taxes	106,112	90,071	17,958
Tax benefit from exercise of common stock options	—	—	7,509
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	1,704	8,414	(14,524)
Decrease (increase) in receivables	(51,785)	(1,153)	7,895
Decrease (increase) in income tax receivable	(21,295)	10,715	(9,522)
Increase in inventories	(20,578)	(16,549)	(8,355)
Increase in deferred aircraft credits	21,163	26,525	24,923
Increase in other current assets and prepaid aircraft rents	(145)	(50,254)	(49,356)
Increase (decrease) in accounts payable and accrued aircraft rents	(20,660)	59,342	(6,638)
Increase in other current liabilities	710	16,192	9,712

NET CASH PROVIDED BY OPERATING ACTIVITIES	396,016	491,635	207,534

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,370,189)	(317,014)	(332,269)
Sales of marketable securities	1,067,815	255,918	599,815
Purchase of ASA, net of cash acquired	—	—	(371,912)
Proceeds from the sale of property and equipment	11,290	7,322	4,013
Acquisition of property and equipment:
Aircraft and rotable spare parts	(298,519)	(206,426)	(214,164)
Deposits on aircraft	(32,326)	(416)	(101,345)
Buildings and ground equipment	(37,547)	(38,670)	(12,745)
Decrease (increase) in other assets	(2,783)	(6,124)	6,154

NET CASH USED IN INVESTING ACTIVITIES	(662,259)	(305,410)	(422,453)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	177,792	123,103	140,980
Proceeds from sale-lease-back of aircraft	—	—	11,734
Principal payments on long-term debt	(110,973)	(92,875)	(51,331)
Return of deposits on aircraft and rotable spare parts	11,697	40,924	36,384
Proceeds from issuance of lines of credit	—	—	90,000
Payment on lines of credit	—	(90,000)	—
Tax benefit from exercise of common stock options	177	—	—
Net proceeds from issuance of common stock	28,950	114,948	21,785
Purchase of treasury stock	(125,991)	—	—
Payment of cash dividends	(8,061)	(7,485)	(7,039)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(26,409)	88,615	242,513

Increase (decrease) in cash and cash equivalents	(292,652)	274,840	27,594
Cash and cash equivalents at beginning of year	415,454	140,614	113,020

CASH AND CASH EQUIVALENTS AT END OF YEAR	$122,802	$415,454	$140,614

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$112,547	$114,119	$53,720
Income taxes	$1,420	$2,077	$54,247
NON-CASH INVESTING AND FINANCING ACTIVITIES
Deposits applied to delivered aircraft	$—	$—	$22,043
Debt transferred to operating lease	$—	$—	$55,375
Deposits applied as lease payments	$—	$—	$36,982

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its wholly-owned subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and Atlantic Southeast Airlines, Inc. ("ASA"), operates the largest regional airline in the United States. As of December 31, 2007, SkyWest and ASA offered scheduled passenger and air freight service with approximately 2,550 total daily departures to 294 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for approximately ten other airlines throughout its system. As of December 31, 2007, the Company operated a fleet of 436 aircraft consisting of 246 50-seat Bombardier CRJ200 Regional Jet aircraft ("CRJ200s") (65 assigned to United Air Lines, Inc. ("United"), 166 assigned to Delta Air Lines, Inc. ("Delta"), 15 assigned to Midwest Airlines, Inc.) 102 70-seat Bombardier CRJ 700 Regional Jet aircraft ("CRJ700s") (52 assigned to United and 50 assigned to Delta), 17 70-90-seat Bombardier CRJ900 Regional Jet aircraft ("CRJ900") (all assigned to Delta), 59 Embraer Brasilia EMB-120 turboprops ("Brasilia Turboprops") (48 assigned to United and 11 assigned to Delta), and 12 Avions de Transport 72-210 ("ATR-72 turboprops") (all assigned to Delta). For the year ended December 31, 2007, approximately 59.6% of the Company's capacity was operated under the Delta code, approximately 38.6% was operated under the United code and approximately 1.8% operated under the Midwest code.

        SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. As of December 31, 2007, SkyWest Airlines operated approximately 1,750 total daily flights as a Delta Connection carrier in Salt Lake City and a United Express carrier in Chicago (O'Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma. SkyWest Airlines believes its success in attracting multiple contractual relationships with major airline partners is attributable to its delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.

        ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 750 daily flights, all in the Delta Connection system.

        The Company provides a substantial majority of regional airline service for Delta in Atlanta and Salt Lake City. In connection with its acquisition of ASA in September 2005, the Company established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. The Company also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which the Company currently provides service to Delta. Delta has agreed that ASA and SkyWest Airlines will be scheduled to operate, collectively, not less that 80% of all Delta Connection Program departures scheduled at Hartsfield-Jackson Atlanta International Airport.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its wholly-owned subsidiaries, SkyWest Airlines and ASA, with all inter-company transactions and balances having been eliminated.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $14.7 million and $16.4 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2007 and 2006, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in gain (loss) on sale of marketable securities. The Company's position in marketable securities as of December 31, 2007 and 2006 was as follows (in thousands):

	2007		2006
Investment Types
	Cost	Market Value	Cost	Market Value
Commercial paper	$14,974	$14,983	$32,000	$32,000
Bond and bond funds	507,147	505,706	187,016	184,769
Asset backed securities	2,208	2,236	3,333	3,307

	524,329	522,925	222,349	220,076
Unrealized loss	(1,404)	—	(2,273)	—

Total	$522,925	$522,925	$220,076	$220,076

        Marketable securities had the following maturities as of December 31, 2007 (in thousands):

Maturities	Amount
Year 2008	$172,966
Years 2009 through 2012	51,954
Years 2013 through 2017	12,408
Thereafter	285,597

        The Company has classified all marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2007 and 2006 was $4.7 million and $3.6 million, respectively. These allowances are based on management estimates, which are subject to change.

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

Impairment of Long Lived and Intangible Assets

        As of December 31, 2007, the Company had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2007, the Company had approximately $28.5 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. The consolidated statements of income for the year ended December 31, 2005 reported herein contain 114 days of operations relating to ASA from September 8, 2005 to December 31, 2005.The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the strait-line method. As of December 31, 2007 and 2006, the Company had $5.2 million and $3.0 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether the book value of its aircraft is impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the results of the evaluations, the Company's management concluded no impairment was necessary as of December 31, 2007.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits and long-term construction projects as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2007, 2006 and 2005, the Company capitalized interest costs of approximately $0, $0.6 million, and $2.8 million, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls where the expense is recorded when the overhaul event occurs. In 2004, the Company entered into an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its CRJ700 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Brasilia turboprop engine overhauls where the overhaul costs are capitalized and depreciated over the estimated useful life of the engine. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United and Midwest, revenue is considered earned when the flight is completed.

        SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Each of the Delta Connection Agreements provides for a fifteen-year term, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta's termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults (See

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Note 4). SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

        Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. The SkyWest Airlines Delta Connection Agreement established a multi-year rate reset provision. Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA's Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions. The parties to the Delta Connection Agreements make customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

        Effective July 31, 2003, SkyWest Airlines entered into a United Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines' United Express operations. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.

        SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the "Midwest Services Agreement"). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets ("CRJ200s") under Midwest's code. In exchange for SkyWest Airlines' obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering.

        Under the Company's revenue agreements with Delta, United and Midwest, the Company earns revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease ("EITF 01-08"), the Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the Agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2007, 2006 and 2005 were $516.9 million, $486.6 million and $308.3 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of income.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The Company's revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations and the Company's ability to earn incentive payments contemplated under the Company's code-share agreements.

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

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the years ended December 31, 2007, 2006 and 2005, 529,000, 1,219,000 and 2,378,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005
Numerator:
Numerator for earnings per share	$159,192	$145,806	$112,267
Denominator:
Denominator for basic earnings per-share weighted average shares	62,710	62,474	57,851
Dilution due to stock options and restricted stock	1,334	908	1,082

Denominator for diluted earnings per-share weighted average shares	64,044	63,382	58,933
Basic earnings per-share	$2.54	$2.33	$1.94
Diluted earnings per-share	$2.49	$2.30	$1.90

Stock Options

        Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 ("Opinion No. 25"), and related interpretations in accounting for its stock-based compensation plans. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma information regarding net income and net income per share as if stock options were accounted for under the fair value method which is described more fully in Note 5 below. The Company did not record any stock-based compensation expense related to stock options for the year ended December 31, 2005.

        The following table contains the pro forma disclosures and the related impact on net income and net income per share for the year ended December 31, 2005 (in thousands, except per share information):

Net income:
As reported	$112,267
Stock based compensation under fair value method	(4,927)

Pro forma	$107,340
Net income per common share:
Basic as reported	$1.94
Basic pro forma	$1.86
Diluted as reported	$1.90
Diluted pro forma	$1.82

Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. As of December 31, 2007 and 2006, accumulated other comprehensive loss included adjustments, net of tax, to reflect unrealized

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

appreciation (depreciation) on marketable securities. The Company recorded net unrealized appreciation (depreciation) of $475,000, $61,000 and $(347,000), net of income taxes, on marketable securities for the years ended December 31, 2007, 2006, and 2005 respectively. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity and comprehensive income.

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,838.6 million as of December 31, 2007, as compared to the carrying amount of $1,851.0 million. The Company's fair value of long-term debt as of December 31, 2006 was $1,760.8 million as compared to the carrying amount of $1,784.1 million.

Segment Reporting

        SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one reportable segment in accordance with SFAS No. 131 because the Company's business consists of scheduled regional airline service.

New Accounting Standards

        In July 2006, the Financial Accounting Standards Board (the "FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 ("FIN No. 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN No. 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN No.48 as of January 1, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The periods subject to examination for the Company's federal return are the 2004 through 2006 tax years. The adoption of FIN No. 48 did not have a material effect on the Company's consolidated financial position or results of operations. The Company's policy for recording interest and penalties on tax positions is to record such items as a component of the provision for income taxes.

        In September 2006, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies to other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

November 15, 2007, and interim periods within those fiscal years. Management does not believe the adoption of this standard will have a material impact on the Company's consolidated financial position or results of operations.

        In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (Statement 159). Statement 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. Such election, which may be applied on an instrument by instrument basis, is typically irrevocable once elected. Statement 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe Statement 159 will result in a material adverse effect on its financial condition, results of operations, or cash flow.

(2) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2007 and 2006 (in thousands):

	December 31, 2007	December 31, 2006
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 5.16% to 7.89% through 2012 to 2020, secured by aircraft	$577,390	$623,071
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 5.60% to 7.52% through 2007 to 2021, secured by aircraft	611,995	643,826
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	265,706	281,999
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	80,585	86,375
Notes payable to banks, due in monthly installments plus interest of 6.47% to 8.18% through 2025, secured by aircraft	272,475	101,254
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	27,725	29,545
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	8,569	11,105
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,505	6,956

Long-term debt	$1,850,950	$1,784,131

Less current maturities	(118,202)	(108,505)

Long-term debt, net of current maturities	$1,732,748	$1,675,626

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(2) Long-term Debt (Continued)

        At December 31, 2007, the three-month and six-month LIBOR rates were 4.70% and 4.60%, respectively.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2007 were as follows (in thousands):

2008	$118,202
2009	123,395
2010	128,831
2011	132,188
2012	178,035
Thereafter	1,170,299

$1,850,950

        As of December 31, 2007 and 2006, SkyWest Airlines has a $25 million line of credit. As of December 31, 2007 and 2006, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2008 and has a fixed interest rate of 6.75%.

        During the year ended December 31, 2006, 14 CRJ700s were refinanced from short-term financing arrangement facilities into long-term financing facilities with the same company.

        As of December 31, 2007, the Company had $35.5 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2007, the Company was in compliance with all debt covenants contained in its long-term debt agreements. Management believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet the present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(3) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2007	2006	2005
Current tax provision (benefit):
Federal	$(14,355)	$(41,914)	$45,714
State	(736)	(8,419)	5,798

	(15,091)	(50,333)	51,512

Deferred tax provision:
Federal	99,026	123,646	13,124
State	7,194	20,908	2,723

	106,220	144,554	15,847

Provision for income taxes	$91,129	$94,221	$67,359

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2007	2006	2005
Computed "expected" provision for income taxes at the statutory rates	$87,612	$84,009	$62,869
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	6,268	11,867	6,387
Other, net	(2,751)	(1,655)	(1,897)

Provision for income taxes	$91,129	$94,221	$67,359

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(3) Income Taxes (Continued)

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2007	2006
Deferred tax assets:
Accrued benefits	$20,134	$16,560
Net operating loss carryforward	25,738	55,332
AMT credit carryforward	24,511	2,266
Deferred aircraft credits	45,531	31,795
Accrued reserves and other	7,739	9,779

Total deferred tax assets	123,653	115,732

Deferred tax liabilities:
Accelerated depreciation	(490,134)	(355,103)
Maintenance and other	(8,989)	(29,879)

Total deferred tax liabilities	(499,123)	(384,982)

Net deferred tax liability	$(375,470)	$(269,250)

        The Company's deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

        At December 31, 2007, the Company had federal net operating losses of approximately $34.6 million and state net operating losses of approximately $350.2 million which will start to expire in 2024 and 2010 respectively. As of December 31, 2007, the Company also had an alternative minimum tax credit of approximately $24.5 million which does not expire.

        FIN No. 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a company's tax return. The provisions of FIN No. 48 became effective for the Company beginning January 1, 2007. In conjunction with the year-end evaluation of the Company's FIN No. 48 liability, the Company reduced its income tax provision by approximately $2.5 million for the year ended December 31, 2007.

(4) Commitments and Contingencies

  Lease Obligations

        The Company leases 287 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(4) Commitments and Contingencies (Continued)

minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2007 (in thousands):

Year ending December 31,
2008	$304,948
2009	315,357
2010	302,479
2011	292,604
2012	293,171
Thereafter	1,821,140

$3,329,699

        FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, requires the consolidation of variable interest entities. The majority of the Company's leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not considered at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying FIN 46. Management believes that the Company's maximum exposure under these leases is the remaining lease payments.

        Total rental expense for non-cancelable aircraft operating leases was approximately $294.4 million, $281.5 million and $210.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. The above minimum rental expense does not include airport station rents, which amounted to approximately $61.7 million, $50.3 million and $29.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

        The Company's leveraged lease agreements, typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 18 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management's assessment that the probability of this occurring is remote.

Self-insurance

        The Company self-insures a portion of its potential losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company's actual experience. Actual results could differ from these estimates.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(4) Commitments and Contingencies (Continued)

Purchase Commitments and Options

        On November 21, 2006, the Company announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc. Ten of the 12 CRJ700s were delivered by December 31, 2007 and the remaining two CRJ700s are scheduled to be delivered by June 2008. As of December 31, 2007, the Company had total firm aircraft orders and commitments to operate two CRJ700's to be subleased from Delta. Total expenditures for these aircraft and related flight equipment are estimated to be approximately $1 million.

        On October 12, 2007, the Company announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which the Company intends to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 EMB-120 30-seat turboprop aircraft from the contract reimbursement model in the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. These four 50-seat CRJ200s are scheduled to be placed into service under other capacity purchase agreements. On November 30, 2007, the Company announced that it placed a firm order with Bombardier Aerospace. The Company is scheduled to take deliver of these aircraft beginning in late 2008 and continue through the first quarter of 2010. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $528.0 million through the first quarter of 2010. Additionally, the Company's agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90 seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by the Company and its major partners.

        On January 16, 2008, the Company announced that SkyWest Airlines agreed to operate additional aircraft under the Midwest Services Agreement. Total expenditures for these aircraft and related flight equipment are estimated to be approximately $28.8 million through the first quarter of 2008.

        The following table summarizes future purchase commitments as of December 31, 2007 (in thousands):

Year ending December 31,
2008	$127,580
2009	332,239
2010	98,011

$557,830

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2007, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(4) Commitments and Contingencies (Continued)

ASA and SkyWest Airlines v. Delta Air Lines

        During the quarter ended December 31, 2007, Delta Air Lines notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute related to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter. The Company has evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 ("FASB No.5"), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in the consolidated financial statements as of December 31, 2007.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $47,000 as of December 31, 2007 and 2006. For the years ended December 31, 2007, 2006 and 2005, the Company's contractual relationships with Delta and United combined accounted for approximately 93.3%, 95.6% and 98.5%, respectively of the Company's total revenues.

Employees

        As of December 31, 2007 the Company and SkyWest Airlines collectively employed 10,249 full-time equivalent employees consisting of 4,587 pilots and flight attendants, 4,084 customer service personnel, 1,095 mechanics and other maintenance personnel, and 483 administration and support personnel. None of these employees are currently represented by a union. The Company is aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and the Company anticipates that such efforts will continue in the future. During 2007, SkyWest Airlines' pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines' pilots may vote again on this issue in one year from the previous vote.

        As of December 31, 2007, ASA employed approximately 4,295 full-time equivalent employees consisting of 2,356 pilots and flight attendants, 751 customer service personnel, 831 mechanics and other maintenance personnel, and 357 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International ("ALPA"), ASA's flight attendants are represented by the Association of Flight Attendants-CWA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. The collective bargaining agreements between ASA and its flight attendants and flight controllers became amendable September 26, 2003 and April 2006, respectively. During 2007, ASA reached a labor agreement with its pilots and the collective bargaining agreement will become

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(4) Commitments and Contingencies (Continued)

amendable in November 20, 2010. In conjunction with the 2007 pilot agreement, ASA paid an additional $13.5 million to its pilots during the year ended December 31, 2007.

(5) Capital Transactions

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series without shareholder approval. No shares of preferred stock are presently outstanding. The Company's Board of Directors is authorized, without any further action by the stockholders of the Company, to (i) divide the preferred stock into series; (ii) designate each such series; (iii) fix and determine dividend rights; (iv) determine the price, terms and conditions on which shares of preferred stock may be redeemed; (v) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation; (vi) determine any sinking fund provisions; and (vii) establish any conversion privileges.

Common Stock

        On April 17, 2006, the Company completed a public offering of 4,000,000 shares of common stock at a price of $26.05 per share. The Company received approximately $95.3 million in net proceeds which were used to pay off two revolving lines of credit, to provide working capital and for general corporate purposes.

Stock Compensation

        Effective January 1, 2001, the Company adopted two stock option plans: the Executive Stock Incentive Plan (the "Executive Plan") and the 2001 Allshare Stock Option Plan (the "Allshare Plan"). These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans (the "Prior Plans"). There are no additional shares of common stock available for issuance under these plans. However, as of December 31, 2007, options to purchase approximately 626,363 shares of the Company's common stock remained outstanding under the Prior Plans and 3,398,097 shares of the Company's common stock remained outstanding under the Executive Plan and the Allshare Plan.

        On May 2, 2006, the Company's shareholders approved the adoption of the SkyWest Inc. Long-Term Incentive Plan, which provides for the issuance of up to 6,000,000 shares of common stock to the Company's directors, employees, consultants and advisors (the "2006 Incentive Plan"). The 2006 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants and performance awards. The 2006 Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") who is authorized to designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the years ended December 31, 2007 and 2006

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(5) Capital Transactions (Continued)

includes compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

        The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2007, the Company granted 382,467 stock options to employees under the 2006 Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Expected annual dividend rate	0.45%	0.70%	0.70%
Risk-free interest rate	4.77%	4.31%	3.87%
Average expected life (years)	4.5	4.1	6.0
Expected volatility of common stock	0.272	0.294	0.391
Forfeiture rate	4.7%	6.0%	6.7%
Weighted average fair value of option grants	$8.06	$6.80	$7.04

        As required by SFAS No. 123(R), the Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2007, the Company granted 311,211 shares of restricted stock to the Company's employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The fair value of the restricted stock on the date of grants made during the year ended December 31, 2007 was $26.84 per share. Additionally, the Company granted 14,413 fully-vested shares of common

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(5) Capital Transactions (Continued)

stock to the Company's directors with a weighted average grant-date fair value of $26.89. The following table summarizes the restricted stock activity as of December 31, 2007 and 2006:

	2007
	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2005	—	$—
Granted	330,423	23.80
Vested	(12,600)	23.80
Cancelled	(5,072)	23.80

Non-vested shares outstanding at December 31, 2006	312,751	$23.80
Granted	311,211	26.84
Vested	(1,579)	24.07
Cancelled	(87,948)	25.30

Non-vested shares outstanding at December 31, 2007	534,435	$25.35

        During the year ended December 31, 2007 and 2006, the Company recorded equity-based compensation expense of $13.1 million and $10.8 million, respectively

        As of December 31, 2007, the Company had $10.4 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.8 years.

        Options are exercisable for a period as defined by the Compensation Committee at the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(5) Capital Transactions (Continued)

following table summarizes the stock option activity for all plans for the years ended December 31, 2007, 2006 and 2005:

	2007				2006		2005
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	5,504,572	$19.36	6.5 years	$33,862	6,301,002	$18.38	5,531,101	$19.39
Granted	382,467	26.87			376,890	23.80	1,826,050	17.11
Exercised	(1,048,072)	18.67			(1,069,073)	15.16	(891,292)	21.71
Cancelled	(157,052)	22.51			(104,247)	19.03	(164,857)	17.58

Outstanding at end of year	4,681,915	20.01	5.2 years	$32,003	5,504,572	19.36	6,301,002	18.38

Exercisable at December 31, 2007	2,518,685	20.35	3.9 years	$16,364
Exercisable at December 31, 2006	2,379,124	20.36	4.4 years	$12,251

        The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $8.7 million, $14.2 million and $7.1 million, respectively.

        The following table summarizes the status of the non-vested stock options as of December 31, 2007:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Non-vested shares at beginning of year	3,125 448	$6.88
Granted	382,467	8.06
Vested	(1,214,722)	6.71
Cancelled	(129,963)	6.88

Non-vested shares at end of year	2,163,230	$7.16

        The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	599,412	3.4 years	$11.72	599,412	$11.72
$16 to $21	2,401,415	6.2 years	18.02	895,640	19.56
$22 to $28	1,681,088	5.2 years	25.81	1,023,633	26.10

$10 to $28	4,681,915	5.5 years	20.01	2,518,685	20.35

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(6) Retirement Plan and Employee Stock Purchase Plan

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $9.0 million, $7.2 million and $10.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

ASA Retirement Plan

        ASA sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan ("ASA Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the ASA Plan. Employees may elect to make contributions to the ASA Plan however, ASA limits the amount of company match at 6% of each participant's total compensation, except for those with 10 or more years of service whose company match is limited to 8% of total compensation. Additionally, ASA matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. ASA's contribution to the ASA Plan was $4.0 million, $4.1 million and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

Employee Stock Purchase Plan

        In February 1996, the Company's Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"). All employees who have completed 90 days of employment are eligible to participate, except employees who own five percent or more of the Company's common stock. The Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a 15% discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. Employees can terminate their participation in the Stock Purchase Plan at anytime upon written notice.

        The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2007	2006	2005
Number of share purchased	454,162	161,369	175,480
Average price of shares purchased	$20.65	$21.08	$15.45

        The Stock Purchase Plan is a compensatory plan under SFAS 123(R) because the shares are purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. During the years ended December 31, 2007 and 2006, the Company recorded compensation expense of $2.8 and $1.8 million related to Stock Purchase Plan, respectively. The fair

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(6) Retirement Plan and Employee Stock Purchase Plan (Continued)

value of the shares purchased under the Stock Purchase Plan was determined using the Black-Scholes option pricing model with the following assumptions:

	2007	2006
Expected annual dividend rate	0.47%	0.70%
Risk-free interest rate	5.07%	4.80%
Average expected life (months)	6	4
Expected volatility of common stock	0.272	0.294

(7) Stock Repurchase

        During 2007, the Company announced that is has been authorized by its Board of Directors to repurchase up to 10 million shares of common stock in the public. During the year ended December 31, 2007, the Company repurchased 5 million shares of common stock for approximately $126.0 million at a weighted average price per share of $25.20.

(8) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zion's Bancorporation ("Zion's"). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zion's. Zion's is an equity participant in leveraged leases on three CRJ200, two CRJ700 and six Brasilia turboprop aircraft operated by the Company. Zion's also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zion's as of December 31, 2007 and 2006 was $5,318,000 and $10,974,000, respectively.

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this Report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act. There have been no other significant changes (including corrective actions with regard to material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

Report of Management on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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

        Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2007. Our management's assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2007, we maintained effective internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Report, has issued a report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, SkyWest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of SkyWest, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 22, 2008

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2008 Annual Meeting of Shareholders scheduled for May 6, 2008. Our definitive proxy statement will be filed with the SEC not later than 120 days after December 31, 2007, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

Headings in Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	"Election of Directors", "Corporate Governance" and "Executive Compensation"
ITEM 11.	EXECUTIVE COMPENSATION	"Executive Compensation" and "Compensation Committee Report"
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	"Election of Directors" and "Security Ownership"
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	"Executive Compensation"
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	"Audit Committee Disclosure"

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2007 and 2006, Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005, Consolidated Statements of Cash Flows for the year ended December 31, 2007, 2006 and 2005, Consolidated Statements of Owners Equity for the years ended December 31, 2007, 2006 and 2005 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(2)
4.1	Specimen of Common Stock Certificate	(3)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.3	United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)
10.4	Stock Option agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(6)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(7)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.6(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(5)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(9)
10.8(a)	SkyWest Inc. 1995 Employee Stock Purchase Plan	(10)

10.8(b)	First Amendment to SkyWest, Inc. 1995 Employee Stock Purchase Plan	(11)
10.8(c)	Second Amendment to SkyWest Inc. 1995 Employee Stock Purchase Plan	(11)
10.8(d)	Third Amendment to SkyWest Inc. 1995 Employee Stock Purchase Plan	(12)
10.9	SkyWest Inc. 2006 Employee Stock Purchase Plan	(13)
10.10	SkyWest Inc. Executive Stock Incentive Plan	(14)
10.11	SkyWest Inc. Allshare Stock Option Plan	(14)
10.12(a)	2004 Restatement of the SkyWest Inc. Employees' Retirement Plan	(11)
10.12(b)	Amendment Number One to the 2004 Restatement of the SkyWest Inc. Employees' Retirement Plan	(11)
10.12(c)	Amendment Number Two to the 2004 Restatement of the SkyWest, Inc. Employees' Retirement Plan	(11)
10.13(a)	Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(b)	First Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(c)	Second Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(d)	Third Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.13(e)	Fourth Amendment to the Atlantic Southeast Airlines, Inc. Investment Savings Plan	(11)
10.14	Airline Services Agreement dated December 20, 2006 by and between SkyWest Airlines, Inc. and Midwest Airlines, Inc	(15)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(2)
Incorporated by reference to a Registration Statement on Form S-3, File No. 33-74290

(3)
Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

(4)
Incorporated by reference to Registrant's Form 8-K/A filed on February 12, 2006

(5)
Incorporated by reference to exhibits to Registrant's Form 10-Q filed on September 30, 2003

(6)
Incorporated by reference to the exhibits to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998

(7)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed for the quarter ended December 31, 1986

(8)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on February 13, 2003

(9)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, Filed No. 33-41285

(10)
Incorporated by reference to the exhibits to Registrant's Form 10-K for the year ended December 31, 2005

(11)
Incorporated by reference to the exhibits to Registrant's Form 10-K for the year ended December 31, 2005

(12)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No. 333-130846

(13)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(14)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(15)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 28, 2007.

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 22, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Salt Lake City, Utah
February 22, 2008

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2007, 2006 and 2005

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2007:
Allowance for inventory obsolescence	$3,605	$1,076	—	$4,681
Allowance for doubtful accounts receivable	47	—	—	47

	$3,652	$1,076	—	$4,728

Year Ended December 31, 2006:
Allowance for inventory obsolescence	$2,916	$1,083	$(394)	$3,605
Allowance for doubtful accounts receivable	58	5	(16)	47
Sales allowance	10,200	(3,500)	(6,700)	—

	$13,174	$(2,412)	$(7,110)	$3,652

Year Ended December 31, 2005:
Allowance for inventory obsolescence	$2,033	$883	$—	$2,916
Allowance for doubtful accounts receivable	24	64	(30)	58

	—	10,200	—	10,200

	$2,057	$11,147	$30	$13,174

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2007, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2008.

SKYWEST, INC.
By	/s/ BRADFORD R. RICH Bradford R. Rich Executive Vice President and Chief Financial Officer

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date
/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer	February 26, 2008
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President and Chief Financial Officer	February 26, 2008
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 26, 2008
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 26, 2008
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 26, 2008
/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	February 26, 2008
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 26, 2008
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 26, 2008
/s/ HENRY EYRING JR. Henry Eyring Jr.	Director	February 26, 2008
/s/ JAMES L. WELCH James L. Welch	Director	February 26, 2008