Form 10-Q
period 2008-03-31
SKYWEST INC
filed 2008-05-09
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Yes        ☒        No        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2008
Common stock, no par value	58,352,253

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2008	December 31, 2007
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$240,126	$122,802
Marketable securities	362,699	522,925
Restricted cash	14,782	14,705
Income tax receivable	8,206	23,114
Receivables, net	64,098	81,216
Inventories	108,413	105,738
Prepaid aircraft rents	253,986	223,891
Deferred tax assets	74,372	70,523
Other current assets	29,539	45,225
Total current assets	1,156,221	1,210,139

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,193,113	3,146,602
Deposits on aircraft	23,622	23,848
Buildings and ground equipment	231,815	215,466
	3,448,550	3,385,916
Less-accumulated depreciation and amortization	(736,511)	(685,327)
Total property and equipment, net	2,712,039	2,700,589

OTHER ASSETS
Intangible assets, net	27,935	28,498
Other assets	80,788	51,299
Total other assets	108,723	79,797
Total assets	$3,976,983	$3,990,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$119,162	$118,202
Accounts payable	164,044	133,728
Accrued salaries, wages and benefits	62,968	67,242
Accrued aircraft rents	14,203	26,516
Taxes other than income taxes	14,896	12,433
Other current liabilities	47,548	40,098
Total current liabilities	422,821	398,219

OTHER LONG-TERM LIABILITIES	41,287	40,355

LONG-TERM DEBT, net of current maturities	1,708,471	1,732,748

DEFERRED INCOME TAXES PAYABLE	461,501	445,993

DEFERRED AIRCRAFT CREDITS	126,020	127,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,774,960 and 72,272,671 shares issued, respectively	546,222	533,545
Retained earnings	899,008	871,874
Treasury stock, at cost, 14,924,294 and 11,794,056 shares, respectively	(227,542)	(158,542)
Accumulated other comprehensive loss	(805)	(870)
Total stockholders’ equity	1,216,883	1,246,007
Total liabilities and stockholders’ equity	$3,976,983	$3,990,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Operating revenues:
Passenger	$859,159	$780,567
Ground handling and other	8,864	8,401
	868,023	788,968
Operating expenses:
Flying operations	494,925	410,061
Customer service	101,446	117,453
Maintenance	110,325	94,489
Depreciation and amortization	54,616	50,278
General and administrative	38,489	37,112
	799,801	709,393
Operating income	68,222	79,575
Other income (expense):
Interest income	6,762	7,110
Interest expense, net	(30,295)	(30,571)
Other	—	189
	(23,533)	(23,272)
Income before income taxes	44,689	56,303
Provision for income taxes	15,549	21,515
Net income	$29,140	$34,788

Basic earnings per share	$0.49	$0.54
Diluted earnings per share	$0.47	$0.53
Weighted average common shares:
Basic	60,013	64,279
Diluted	61,351	65,837

Dividends declared per share	$0.03	$0.03

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$136,474	$100,715

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(363,221)	(135,099)
Sales of marketable securities	502,684	130,409
Proceeds from the sale of equipment	187	1,829
Acquisition of property and equipment:
Aircraft and rotable spare parts	(48,064)	(166,351)
Deposits on aircraft	—	(8,704)
Buildings and ground equipment	(17,101)	(10,943)
Increase in other assets	(8,540)	(11,940)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	65,945	(200,799)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	132,906
Principal payments on long-term debt	(23,317)	(20,685)
Tax benefit from exercise of common stock options	170	68
Return of deposits on aircraft and rotable spare parts	226	7,245
Net proceeds from issuance of common stock	8,817	9,066
Purchase of treasury stock	(69,000)	—
Payment of cash dividends	(1,991)	(1,946)

NET CASH PROVIDED BY (USED) IN FINANCING ACTIVITIES	(85,095)	126,654

Increase in cash and cash equivalents	117,324	26,570
Cash and cash equivalents at beginning of period	122,802	415,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$240,126	$442,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$23,840	$17,398
Income taxes	$13,924	$115

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ and may differ materially from those estimates and assumptions.

Note B — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided.  Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) and Midwest Airlines, Inc. (“Midwest”), revenue is considered earned when the flight is completed.  Some of the Company’s agreements have established a multi-year rate reset provision. Under the SkyWest Airlines United Express Agreement, there is a provision in the agreement that specifies the contractual rate will be reset on January 1, 2008.  As of March 31, 2008, the Company has not been able to finalize the reset contractual rates with United. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates plus any applicable contractual annual adjustment factors.

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

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. The SkyWest Airlines Delta Connection Agreement establishes a multi-year rate reset provision. In the SkyWest Airlines Agreement, the fixed-fee rates are specifically defined through 2009.  The parties agreed that on or after a specified date in 2010 the parties agree to reset such rates to reflect SkyWest Airlines actual costs in 2010 (with a similar process on each 5th year thereafter).  Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA’s Delta Connection

Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the ASA Delta agreement as being measured and determined on a monthly and quarterly basis.  At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly.   Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions. The parties to the Delta Connection Agreements make customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

Effective July 31, 2003, SkyWest Airlines entered into a United Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ United Express operations. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria.  The incentives are defined in the United Express Agreement as being measured and determined on a monthly basis.  At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Midwest Services Agreement”). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets (“CRJ200s”) under Midwest’s code. In exchange for SkyWest Airlines’ obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a one-time start-up payment for each aircraft delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.

The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations and the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company accounts for share-based compensation  in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  During the three months ended March 31, 2008 the Company granted options to purchase 351,437 shares of common stock under the SkyWest, Inc. Long-Term Incentive Plan (“2006 Incentive Plan”) .  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2008.

Expected annual dividend rate	0.47%
Risk-free interest rate	2.39%
Average expected life (years)	4.3
Expected volatility of common stock	.264
Forfeiture rate	4.5%
Weighted average fair value of option grants	$6.34

During the three months ended March 31, 2008, the Company granted 294,774 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, the Company granted 13,304 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $25.80 per share.

As required by SFAS No. 123(R), the Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.  During the three months ended March 31, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $3.4 million and $3.6 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2008 and 2007 options to acquire 2,030,000 and 362,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31, (unaudited)
	2008	2007
Numerator
Net Income	$29,140	$34,788

Denominator
Weighted average number of common shares outstanding	60,013	64,279
Effect of outstanding share-based compensation	1,338	1,558
Weighted average number of shares for diluted net income per common share	61,351	65,837

Basic earnings per share	$0.49	$0.54
Diluted earnings per share	$0.47	$0.53

Note E — Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income establishes standards for reporting and displaying comprehensive income and its components in the financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, comprehensive income consisted of net income plus changes in unrealized appreciation on marketable securities, net of tax, for the periods indicated (in thousands):

	Three months ended March 31,
	(unaudited)
	2008	2007

Net Income	$29,140	$34,788
Unrealized appreciation on marketable securities, net of tax	65	62

Comprehensive income	$29,205	$34,850

Note F — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	March 31, 2008	December 31, 2007
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.61% to 7.13% through 2012 to 2020, secured by aircraft	$570,958	$577,390
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.19% to7.52% through 2021, secured by aircraft	605,051	611,995
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	261,804	265,706
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	78,848	80,585
Notes payable to banks, due in monthly installments plus interest of 6.47% to 7.90% through 2020, secured by aircraft	269,072	272,475
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	27,262	27,725
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	8,248	8,569
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,390	6,505
Long-term debt	$1,827,633	$1,850,950

Less current maturities	(119,162)	(118,202)

Long-term debt, net of current maturities	$1,708,471	$1,732,748

At March 31, 2008, the three-month and six-month LIBOR rates were 2.69% and 2.61%, respectively.   At December 31, 2007, the three-month and six-month LIBOR rates were 4.70% and 4.60%, respectively.

Note G — Commitments and Contingencies

The Company leases 287 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2008 (in thousands):

April through December 2008	$191,813
2009	328,013
2010	310,730
2011	299,146
2012	299,609
Thereafter	1,768,006
$3,197,317

Note H – Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements   (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company has adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact its financial condition, results of operations, or cash flows, the following disclosures are required under SFAS No. 157.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.  Some of the Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

As of March 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during first quarter 2008.  Therefore, quoted prices in active markets are no longer available and the fair values of these securities are estimated utilizing a discounted cash flow analysis as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.7 million to accumulated other comprehensive income.  As of March 31, 2008, the Company owned $34.9 million of auction rate security instruments.  The majority of the auction rate security instruments held by the Company at March 31, 2008 were tax-exempt municipal bond investments, for which the market has recently had a few successful auctions.  For the securities that have announced call dates (approximately $14.1 million), the Company has classified these investments as current and has included them in Marketable Securities on the unaudited Consolidated Balance Sheet as of March 31, 2008.  For the securities that have not announced a call date (approximately $20.8 million), the Company has classified the investments as non current and has included them in Other Assets in the accompanying  Consolidated Balance Sheet as of March 31, 2008. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of March 31, 2008, the Company continued to earn interest on all of its auction rate security instruments.  Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it intends to record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at March 31, 2008, were as follows (in thousands):

	Fair Value Measurements as of March 31, 2008
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$254,908	$254,908	$—	$—
Marketable Securities	362,699	29,355	319,283	14,061
Other Assets	20,829	—	—	20,829
Total Assets Measured at Fair Value	$638,436	$284,263	$319,283	$34,890

Based on market conditions, the Company changed its valuation methodology for auction rate securities to a discounted cash flow analysis during first quarter 2008.  Accordingly, these securities changed from Level 1 to Level 3 within SFAS No. 157’s hierarchy since the Company’s initial adoption of SFAS No. 157 at January 1, 2008.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008(in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Auction Rate Securities

Balance at January 1, 2008	$123,600
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(685)
Net purchases and (settlements)	(88,025)
Balance at March 31, 2008	$34,890

Note I  — Stock Repurchase

During 2007, the Company announced that is has been authorized by its Board of Directors to repurchase up to 10 million shares of common stock in the public market. During the three months ended March 31, 2008, the Company repurchased 3.1 million shares of common stock for approximately $69.0 million at a weighted average price per share of $22.04.

Note J — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2008, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold cash from the weekly scheduled wire payments to SkyWest and ASA.  As of March 31, 2008, Delta has withheld approximately $28.5 million we believe is payable to SkyWest Airlines and ASA pursuant to the Delta Connection Agreements. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter. The

Company has evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in the condensed consolidated financial statements as of March 31, 2008.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ASA, SkyWest’s objectives, expectations and intentions, SkyWest’s potential acquisition of Express Jet Holdings, Inc. and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended.

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

ITEM 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2008 and 2007. Also discussed is our financial position as of March 31, 2008 and December 31, 2007. You should read this discussion in conjunction with ourcondensed consolidated financial statements for the three months ended March 31, 2008,, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of March 31, 2008, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,600 total daily departures to 229 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately ten other airlines.  As of March 31, 2008, our consolidated fleet consisted of 440 aircraft, including 250 Bombardier CRJ200 Regional Jets (“CRJ200s”) (67 assigned to United Air Lines, Inc. (“United”), 162 assigned to Delta Air Lines, Inc. (“Delta”) and 21 assigned to Midwest Airlines, Inc. (“Midwest”)), 102 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 50 assigned to Delta), 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 59 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (46 assigned to United and 13 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the three months ended March 31, 2008, approximately 57.5% of our aggregate capacity was operated under the Delta code, approximately 38.8% was operated under the United code and approximately 3.7% was operated under the Midwest code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. SkyWest Airlines and Midwest entered into the Midwest Services Agreement in December 2006. We serve markets from Midwest’s current hubs in Milwaukee and Kansas City. As of March 31, 2008, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee and Kansas City operating more than 1,750 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 800 daily flights, all in the Delta Connection system.

We provide a substantial majority of the regional airline service for Delta in Atlanta and Salt Lake City. In connection with our acquisition of ASA in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has also agreed that, starting in 2008, if Delta solicits requests for proposals to fly Delta Connection regional aircraft, ASA will be permitted to bid to maintain the same percentage of total Delta Connection regional jet flights that it flies during 2007, and, if ASA does not achieve the winning bid for the proposed flying, ASA will be permitted to match the terms of the winning bid to the extent necessary for ASA to maintain its percentage of Delta Connection regional jet flying that it operated during 2007.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2008, contract flying revenue and pro-rate revenue represented approximately 95% and 5%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of March 31, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 59% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 41% flown under pro-rate arrangements.

First Quarter Highlights

We had revenues of $868.0 million for the three months ended March 31, 2008, a 10.0% increase, compared to $789.0 million for the three months ended March 31, 2007.  We had net income of $29.1 million for the three months ended March 31, 2008, a decrease of 16.2%, or $0.47 per diluted share compared to $34.8 million of net income or $0.53 per diluted share, for the three months ended March 31, 2007.

Total available seat miles or ASMs for the first quarter of 2008 increased 5.4% from the first quarter of 2007, primarily as a result of an increase in our fleet size to 440 aircraft as of March 31, 2008, from 425 aircraft as of March 31, 2007.  During the first quarter of 2008, we took delivery of four used CRJ200 regional jet aircraft from another operator.  Also during the first quarter of 2008, we generated 5.6 billion ASMs, compared to 5.3 billion ASMs during the same period of 2007.

At March 31, 2008, we had approximately $617.6 million in cash and marketable securities, compared to approximately $660.4 million as of December 31, 2007.  The four used CRJ200 regional jet aircraft we acquired during the three months ended March 31, 2008, were purchased with cash.

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

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2007, which are presented in our Annual Report on Form 10-K filed with the SEC on February 26, 2008, except as updated below.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Fair value

The Company has adopted Financial Accounting Standard No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note H to the condensed consolidated financial statements for additional information.

Under SFAS 157, the Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company’s cash and cash equivalents primarily utilize quoted prices in active markets for identical assets or liabilities.  The non auction rate  marketable securities are valued using quoted prices in active markets for identical assets or liabilities.  If a quoted price is not available, the Company utilizes broker quotes in a non-active market for valuation of these securities.   For auction rate security instruments a quoted price in active markets are no longer available and the fair values of these securities are estimated utilizing a discounted cash flow.

Results of Operations

Three Months Ended March 31, 2008 and 2007

Operating Statistics.   The following table sets forth our major operational statistics and the percentage-of-change for the three months ended March 31, 2008 and 2007.

	For the three months ended March 31,
	2008		2007		% Change

Revenue passenger miles (000)	4,194,329		4,024,556		4.2%
Available seat miles (“ASMs”) (000)	5,578,579		5,293,902		5.4%
Block hours	353,637		338,992		4.3%
Departures	217,510		214,286		1.5%
Passengers carried	8,076,331		7,823,106		3.2%
Passenger load factor	75.2%		76.0%		(0.8	)pts
Revenue per available seat mile	15.6	¢	14.9	¢	4.7%
Cost per available seat mile	14.9	¢	14.0	¢	6.4%
Fuel cost per available seat mile	5.3	¢	4.1	¢	26.8%
Average passenger trip length (miles)	519		514		1.0%

Revenues.  Operating revenues increased 10.0% to $868.0 million for the three months ended March 31, 2008, compared to $789.0 million for the three months ended March 31, 2007.  Passenger revenues, which represented 99.0% of consolidated operating revenues for the three months ended March 31, 2008, increased 10.1% to $859.2 million for the three months ended March 31, 2008, from $780.6 million, or 99.0% of consolidated operating revenues, for the three months ended March 31, 2007.  Our passenger revenues, excluding fuel reimbursements from major partners of  $283.5 million and $211.4 million for the three months ended March 31, 2008 and 2007, respectively, increased 1.1% for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  The increase in passenger revenues excluding fuel was primarily due to a 5.4% increase in ASMs, principally as a result of our increase in operating aircraft to 440 aircraft as of March 31, 2007, from 425 aircraft as of March 31, 2007. Revenue earned under our ground handling contracts for services related to our aircraft is recorded in Passenger Revenue.  In June 2007, Delta took over the ground handling services in Atlanta for ASA flights that were previously handled by ASA.  Accordingly, primarily driven by Atlanta transition, our customer service costs decreased by $16.0 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.  Passenger revenues decreased by a similar amount due to the transition of ground handling services in Atlanta to Delta.   The percentage increase in passenger revenues excluding fuel was less than the percentage increase in ASMs, primarily due to the transition of ground handling services provided for our aircraft in Atlanta and operating efficiencies obtained from adding incremental aircraft under contract that is factored into our contractual rates.

Total ground handling and other revenues for the three months ended March 31, 2008 increased approximately 5.5% from the three months ended March 31, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is recorded in Ground handling and other revenue.  The increase was primarily related to higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

The following table sets forth information regarding our operating expense components for the three months ended March 31, 2008 and 2007.  We recognize that it is common in the airline industry to classify statements of income and present MD&A by major expense category rather than by functional work groups.  The following table is intended to facilitate comparison of our operating expenses to the operating expenses reported by other carriers.  The line items presented in the following table are drawn from the following line items on our consolidated statement of income included in this Report:.

•                  “Salary, wages and employee benefits” presented in the table below includes the salaries, wages and employee benefits presented in “Flying Operations,” “Customer Service,” “Maintenance” and “General and Administrative” lines in our consolidated statement of income.

•                  “Aircraft costs” presented in the table below include aircraft rentals presented in the “Flying Operations,” and “Depreciation and Amortization” lines in our consolidated statement of income.

•                  “Maintenance” expenses presented in the table below include our direct maintenance costs and maintenance overhead costs (except for maintenance-related salaries, wages and employee benefits), which are presented in the “Maintenance” line in our consolidated statement of income.

•                  The “Fuel” expenses presented in the table below is include in the “Flying Operations” line in our consolidated statement of income.

•                  The “Other airline expenses” presented in the table below include other non-labor flight operation costs, customer service costs and general and administrative costs presented in the “Flying Operations,” “Customer Service” and “General and Administrative” lines in our consolidated statement of income.  The primary items include property tax, hull and passenger insurance, crew simulator training, crew hotels, stations rents and  landing fees.

Individual expense components are also expressed in the following table as Cents per ASM.  ASMs is a common metric used in the airline industry to measure an airline’s size in terms of passenger capacity.  ASMs factors both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet.  As the size of our fleet is the underlying driver of our operating costs, the primary basis for our MD&A presentation is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size.

	Three months ended March 31,
	2008			2007
	Amount	Percentage of Revenue	Cents per ASM	Amount	Percentage of Revenue	Cents Per ASM
	(in thousands)			(in thousands)
Salaries, wages and employee benefits	$185,895	21.4%	3.3	$185,140	23.5%	3.6
Aircraft costs	128,042	14.8%	2.3	122,494	15.5%	2.3
Maintenance	83,061	9.6%	1.5	69,923	8.9%	1.3
Fuel	292,389	33.7%	5.3	218,052	27.6%	4.1
Other airline expenses	110,414	12.7%	2.0	113,784	14.4%	2.1
Total operating expenses	799,801		14.4	709,393		13.4
Interest	30,295	3.5%	0.5	30,571	3.9%	0.6
Total airline expenses	$830,096		14.9	$739,964		14.0

Salary Wages and Employee Benefits.  The cost per ASM for salaries, wages and employee benefits decreased to 3.3¢ for the three months ended March 31, 2008, compared to 3.6¢ for the three months ended March 31, 2007.  The average number of full-time equivalent employees decreased 4.0% to 14,578 for the three months ended March 31, 2008, from 15,184 for the three months ended March 31, 2007.  The decrease in number of employees and the decrease in the cost per ASM was significantly due to Delta asumming responsibility for performance of customer service functions in Atlanta from ASA in June 2007.

Aircraft Costs.  The cost per ASM for aircraft costs, including aircraft rent and depreciation, remained constant at 2.3¢ for the three months ended March 31, 2008 and 2007, as expected.

Maintenance.  The cost per ASM for maintenance expense increased to 1.5¢ for the three months ended March 31, 2008, compared to 1.3¢ for the three months ended March 31, 2007. The increase was primarily related to the timing of engine overhaul events on aircraft operated under our Delta Connection Agreements and other scheduled direct maintenance events during the three months ended March 31, 2008.  Additionally, since March 31, 2007, we added 15 used aircraft to our fleet, which typically results in higher maintenance costs in the first year of service than new aircraft. Under our United Express Agreement and our Midwest Agreement, specific amounts are included in the rates and charges for mature maintenance on regional jet engines that we record as revenue. However, consistent with the direct expense maintenance policy, we record maintenance expense on our CRJ200 engines as it is incurred. As a result, during the three months ended March 31, 2008, we collected and recorded as revenue $8.1 million (pretax) under the United Express Agreement and Midwest Services Agreement to compensate us for future engine maintenance overhauls.

Fuel.  The cost per ASM for fuel increased 29.3% to 5.3¢ for the three months ended March 31, 2008, from 4.1¢ for the three months ended March 31, 2007. The average cost per gallon of fuel increased to $3.08 per gallon during the three months ended March 31, 2008 from $2.01 during the three months ended March 31, 2007. However, despite the increase in the average cost per gallon, during the three months ended March 31, 2008, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, which reduced our total fuel costs and related passenger revenue compared to the three months ended March 31, 2007 by approximately $55.7 million

Other airline expenses.  The cost per ASM for other airline expenses, primarily consisting of property tax, hull and liability insurance, crew simulator training, crew hotel costs, landing fees and station rentals decreased 4.8% to 2.0¢ for the three months ended March 31, 2008, from 2.1¢ for the quarter ended March 31, 2007.  The decrease in cost per ASM was primarily due to the increased operating efficiencies obtained from increased stage lengths we flew with our regional jets.

Interest.  The cost per ASM for interest expense decreased 16.7% to 0.5¢ for the three months ended March 31, 2008, from 0.6¢ for the three months ended March 31, 2007.  The decrease in cost per ASM was primarily due to the addition of  two new CRJ900s to our fleet between March 31, 2007 and March 31, 2008 and the acquisition of 15 used CRJ 200s during the same period. The new CRJ 900s and the used CRJ 200s have lower ownership costs per ASM than the CRJ200s and turboprop fleets. Five of the 15 used CRJ 200s were purchased without debt financing.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased 12.2% to $830.1 million for the three months ended March 31, 2008, compared to $740.0 million for the three months ended March 31, 2007. Excluding fuel costs, our total airline expense cost per ASM decreased to 9.6¢ for the three months ended March

31, 2008 from 9.9¢ for the three months ended March 31, 2007.  The decrease in our total airline expenses excluding fuel was primarily due to the reduction in ground handling costs in Atlanta that was transition to Delta in June 2007.   As a percentage of total operating revenues, total airline expenses increased to 95.6% for the three months ended March 31, 2008, from 93.8% for the three months ended March 31, 2007.  The increase in total airline expenses as a percentage of consolidated operating revenues was primarily due to increases in fuel and maintenance costs as described above.

Net Income.  Net income decreased to $29.1 million, or $0.47 per diluted share, for the three months ended March 31, 2008,  compared to $34.8 million, or $0.53 per diluted share, for the three months ended March 31, 2007.  The principal factors which contributed to the change in net income are discussed above.

Liquidity and Capital Resources

We had working capital of $733.4 million and a current ratio of 2.7:1 at March 31, 2008, compared to working capital of $811.9 million and a current ratio of 3.0:1 at December 31, 2007. The decrease in working capital was principally attributable to the repurchase of $69.0 million of  outstanding shares of our common stock and the investment of $48.1 million in flight equipment, which included the purchase of four used CRJ200s with cash.

The principal sources of cash during the three months ended March 31, 2008 were $136.5 million provided by operating activities, net sales of $139.5 million of marketable securities, the sale of $8.8 million of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $0.2 million from returns on aircraft deposits, $0.2 million of proceeds from the sale of equipment and $0.2 million in tax benefit from the exercise of options to purchase shares of common stock.  We invested $48.1 million in flight equipment, made principal payments on long-term debt of $23.3 million, purchased $8.5 million in other assets, repurchased $69.0 million of outstanding shares of our common stock, spent $17.1 million for buildings and ground equipment and paid $2.0 million in cash dividends.  These factors resulted in a $117.3 million increase in cash and cash equivalents during the three months ended March 31, 2008.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $362.7 million at March 31, 2008, compared to $522.9 million at December 31, 2007.  The decrease in marketable securities was due primarily to the sale of marketable securities and the purchase of cash equivalent securities.

At March 31, 2008, our total capital mix was 41.6% equity and 58.4% long-term debt, compared to 41.8% equity and 58.2% long-term debt at December 31, 2007.

On April 7, 2008, we made a proposal to acquire all of the outstanding shares of ExpressJet Holdings, Inc. common stock for $3.50 per share in cash.  Our proposal was not subject to a financing condition, but was subject to the completion of due diligence, certain clarification or amendments to the collective bargaining agreement between ExpressJet and its pilots and certain other customary approvals and conditions.  We have negotiated the principal terms of a new Capacity Purchase Agreement with Continental Airlines, which is intended to become effective upon satisfactory completion of due diligence and consummation of the proposed transaction. On April 25, 2008, ExpressJet’s Special Committee rejected our proposal. We intend to review our alternatives with respect to our proposal to acquire ExpressJet, which could include, among other things, altering or withdrawing its proposal and/or not participating in any formal process established by the Special Committee and its advisors.  We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet the current proposal to acquire all of the outstanding shares of ExpressJet Holdings, Inc.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2008	2009	2010	2011	2012	Thereafter

Firm aircraft commitments	$529,030	$98,780	$332,239	$98,011	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,197,317	191,813	328,013	310,730	299,146	299,609	1,768,006
Interest commitments	853,357	93,052	107,155	99,530	91,577	82,369	379,674
Principal maturities on long-term debt	1,827,633	94,885	123,395	128,832	132,188	182,270	1,166,063
Total commitments and obligations	$6,407,337	$478,530	$890,802	$637,103	$522,911	$564,248	$3,313,743

Purchase Commitments and Options

On November 21, 2006, we announced that SkyWest Airlines had been selected by Delta to operate 12 new CRJ700s previously operated by Comair Inc. Ten of the 12 CRJ700s were delivered as of December 31, 2007 and the remaining two CRJ700s are scheduled to be delivered by June 2008. As of March 31, 2008, we had total firm aircraft orders and commitments to operate two CRJ700’s to be subleased from Delta. Total expenditures for these aircraft and related flight equipment are estimated to be approximately $1 million.

On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which we intend to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 EMB-120 30-seat turboprop aircraft from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. These four 50-seat CRJ200s are scheduled to be placed into service under other capacity purchase agreements. On November 30, 2007, we announced that we placed a firm order with Bombardier Aerospace. We are scheduled to take deliver of these aircraft beginning in late 2008 and continue through the first quarter of 2010. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $528.0 million through the first quarter of 2010. Additionally, our agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90 seat configurations. Delivery dates for these aircraft remain subject to final determination as we agreed upon with our major partners.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital.  Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing.  At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition.  In the event that alternative financing cannot be arranged at the time of delivery, Bombardier has financed aircraft acquisitions until more permanent arrangements can be made.  Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At March 31, 2008, we had 287 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at March 31, 2008.  Assuming a 7.4% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at March 31, 2008.

Long-term Debt Obligations

Our total long-term debt at March 31, 2008 was $1,827.6 million, of which $1,821.2 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $6.4 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 6.24% at March 31, 2008.

Fair Value Measurements

As discussed in Note H to our unaudited condensed consolidated financial statements, we adopted the provisions of  SFAS No. 157 effective January 1, 2008.  We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate security investments, which totaled $34.9 million as of March 31, 2008.

Our auction rate security investments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157.  However, due to events in credit markets during first quarter 2008, the auction events for most of these investments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is anticipated to have a successful auction.   Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and recorded a temporary unrealized decline in fair value of $0.7 million, with a reduction to accumulated other comprehensive income.   We currently believe that this temporary decline in fair value is due entirely to liquidity issues.  In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and marketable securities balance at March 31, 2008.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income.  We intend to re-evaluate each of these factors as market conditions change in subsequent periods.

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

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic risk of fuel price fluctuations on our pro-rate operations.  As of March 31, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 41% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 52.9% to $3.08 for the three months ended March 31, 2008, from $2.01 for the three months ended March 31, 2007.  For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of twenty five percent in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $2.3 million in fuel expense for the three months ended March 31, 2008.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At March 31, 2008, we had variable rate notes representing 49.5% of our total long-term debt compared to 49.6% of our total long-term debt at December 31, 2007.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.3 million in interest expense and received $1.6 million additional interest income for the three months ended March 31, 2008.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta and Midwest, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft rental rates.

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Due primarily to instability in credit markets, we sold a portion of these investments, and ended first quarter 2008 with investments valued at a total of $34.9 million, of which $14.1 million were classified as Marketable Securities and $20.8 million were classified as Other Assets in our unaudited condensed consolidated balance sheet as of March 31, 2008.  Auction rate securities held at December 31, 2007, were $124 million, all of which were classified as Marketable Securities.  For a complete discussion on auction rate securities, including our methodology for estimating their fair value, see Note H to our unaudited condensed consolidated financial statements for the three months ended March 31, 2008, appearing elsewhere in the Report.

ITEM 4.                    CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

 Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2008.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.               LEGAL PROCEEDINGS

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2008, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold cash from the weekly scheduled wire payments to SkyWest and ASA.  As of March 31, 2008, Delta has withheld approximately $28.5 million we believe is payable to SkyWest Airlines and ASA pursuant to the Delta Connection Agreements. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter. We have evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of March 31, 2008.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program authorizes the repurchase of up to 10 million shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended March 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2008	—	$—	—	5,000,000
February 1 - February 29, 2008	1,172,868	23.34	1,172,868	3,827,132
March 1 - March 31, 2008	1,957,370	21.27	1,957,370	1,869,762
Total	3,130,238	$22.04	3,130,238	1,869,762

(1)                                 Under resolutions adopted in February 2007 and November 2007, our Board of Directors authorized the repurchase of 10,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. As of March 31, 2008, we had spent approximately $195.0 million to purchase and retire approximately 8,130,238 shares of common stock. The authorization of Board of Directors does not have an expiration date.

ITEM 6:                   EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2008.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer