Form 10-Q
period 2008-06-30
SKYWEST INC
filed 2008-08-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2008
Common stock, no par value	57,025,604

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2008	December 31 2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$207,399	$122,802
Marketable securities	451,173	522,925
Restricted cash	10,681	14,705
Income tax receivable	5,444	23,114
Receivables, net	101,577	81,216
Inventories	111,454	105,738
Prepaid aircraft rents	237,282	223,891
Deferred tax assets	73,285	70,523
Other current assets	26,791	45,225
Total current assets	1,225,086	1,210,139

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,217,887	3,146,602
Deposits on aircraft	23,622	23,848
Buildings and ground equipment	236,683	215,466
	3,478,192	3,385,916
Less-accumulated depreciation and amortization	(782,786)	(685,327)
Total property and equipment, net	2,695,406	2,700,589

OTHER ASSETS:
Intangible assets, net	27,372	28,498
Other assets	58,076	51,299
Total other assets	85,448	79,797
Total assets	$4,005,940	$3,990,525

See accompanying notes to condensed consolidated financial statements.

	June 30,	December 31,
	2008	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$124,052	$118,202
Accounts payable	180,934	133,728
Accrued salaries, wages and benefits	65,812	67,242
Accrued aircraft rents	19,225	26,516
Taxes other than income taxes	17,651	12,433
Other current liabilities	36,456	40,098
Total current liabilities	444,130	398,219

OTHER LONG-TERM LIABILITIES	41,066	40,355

LONG-TERM DEBT, net of current maturities	1,686,108	1,732,748

DEFERRED INCOME TAXES PAYABLE	477,479	445,993

DEFERRED AIRCRAFT CREDITS	124,833	127,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,779,301 and 72,272,671 shares issued, respectively	548,972	533,545
Retained earnings	933,706	871,874
Treasury stock, at cost, 16,294,506 and 11,794,056 shares, respectively	(249,349)	(158,542)
Accumulated other comprehensive loss	(1,005)	(870)
Total stockholders’ equity	1,232,324	1,246,007
Total liabilities and stockholders’ equity	$4,005,940	$3,990,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues:
Passenger	$943,570	$846,356	$1,802,729	$1,626,923
Ground handling and other	7,250	8,692	16,114	17,092
	950,820	855,048	1,818,843	1,644,015
Operating expenses:
Flying operations	566,840	470,900	1,061,765	880,962
Customer service	90,245	107,774	191,692	225,226
Maintenance	125,172	96,463	235,497	190,952
Depreciation and amortization	54,931	52,175	109,546	102,453
General and administrative	40,681	38,881	79,169	75,993
	877,869	766,193	1,677,669	1,475,586
Operating income	72,951	88,855	141,174	168,429
Other income (expense):
Interest income	5,009	8,130	11,771	15,241
Interest expense	(26,221)	(31,731)	(56,517)	(62,302)
Other	6,308	278	6,308	467
	(14,904)	(23,323)	(38,438)	(46,594)
Income before income taxes	58,047	65,532	102,736	121,835
Provision for income taxes	21,613	24,910	37,162	46,425
Net income	$36,434	$40,622	$65,574	$75,410

Basic earnings per share	$0.63	$0.64	$1.12	$1.18
Diluted earnings per share	$0.63	$0.62	$1.10	$1.15
Weighted average common shares:
Basic	57,377	63,811	58,695	64,045
Diluted	58,009	65,245	59,680	65,541

Dividends declared per share	$0.03	$0.03	$0.06	$0.06

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$248,587	$212,949

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(657,540)	(382,716)
Sales of marketable securities	723,113	334,226
Acquisition / Disposition of property and equipment:
Aircraft and rotable spare parts	(75,668)	(255,592)
Deposits on aircraft	—	(8,704)
Buildings and ground equipment	(27,946)	(23,467)
Proceeds from sales of property and equipment	1,656	11,290
Increase in other assets	(1,647)	(9,284)

NET CASH USED IN INVESTING ACTIVITIES	(38,032)	(334,247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of common stock options	170	199
Proceeds from issuance of long-term debt	17,680	177,792
Return of deposits on aircraft and rotable spare parts	226	11,697
Principal payments on long-term debt	(58,470)	(53,710)
Purchase of treasury stock	(90,807)	(60,217)
Net proceeds from issuance of common stock	8,970	26,106
Payment of cash dividends	(3,727)	(3,906)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(125,958)	97,961

Increase (decrease) in cash and cash equivalents	84,597	(23,337)
Cash and cash equivalents at beginning of period	122,802	415,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$207,399	$392,117

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$55,990	$59,476
Income taxes	$15,783	$216

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note B — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided.  Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) and Midwest Airlines, Inc. (“Midwest”), revenue is considered earned when the flight is completed.  Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.  In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under the revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute .

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

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. The SkyWest Airlines Delta Connection Agreement establishes a multi-year rate reset provision. In the SkyWest Airlines Delta Connection Agreement, the fixed-fee rates are specifically defined through 2009.  The parties agreed that on or after a specified date in 2010 the parties agree to reset such rates to reflect SkyWest Airlines actual costs in 2010 (with a similar process on each 5th year thereafter).  Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA’s Delta

Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the ASA Delta Connection Agreement as being measured and determined on a monthly and quarterly basis.  At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly.   Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned or shared with Delta, depending on various conditions. The parties to the Delta Connection Agreements make customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Midwest Services Agreement”). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets (“CRJ200s”) under Midwest’s code. In exchange for SkyWest Airlines’ obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.  In June 2008, the Company was notified that Midwest was in the process of organizing a financial restructuring.  During the three months ended June 30, 2008, Midwest did not make scheduled weekly payments of $3.3 million.  The Company believes the collectibility of these missed wire payments is not probable.  Therefore, the Company did not recognize the revenue associated with the missed payments in the Company’s Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008.   During July 2008, Midwest resumed making a portion of the scheduled payments applicable to the month of July.

The Company’s revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and Midwest’s proposed financial restructuring.

Note C — Stock Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company accounts for share-based compensation  in accordance with Statement of Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  During the six and three-month periods ended June 30, 2008, the Company granted options to purchase 356,413 and 4,976 shares of common stock, respectively, under the SkyWest, Inc. Long-Term Incentive Plan (“2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2008.

Expected annual dividend rate	0.47%
Risk-free interest rate	2.39%
Average expected life (years)	4.3
Expected volatility of common stock	.264
Forfeiture rate	4.5%
Weighted average fair value of option grants	$6.32

During the three and six month periods ended June 30, 2008, the Company granted 1,145 and 295,919 shares of restricted stock, respectively, to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, during the six months ended June 30, 2008, the Company granted 13,304 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock and stock issued to the Company’s directors on the date of grant was $25.74 per share.

As required by SFAS No. 123(R), the Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.  During the three months ended June 30, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $2.6 million and $3.9 million, respectively.  During the six months ended June 30, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $6.0 million and $7.6 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended June 30, 2008 and 2007 options to acquire 4,267,000 and 22,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the six months ended June 30, 2008 and 2007 options to acquire 3,149,000 and 192,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator
Net Income	$36,434	$40,622	$65,574	$75,410

Denominator
Weighted average number of common shares outstanding	57,377	63,811	58,695	64,045
Effect of outstanding stock compensation	632	1,434	985	1,496
Weighted average number of shares for Diluted net income per common share	58,009	65,245	59,680	65,541

Basic earnings per share	$0.63	$0.64	$1.12	$1.18
Diluted earnings per share	$0.63	$0.62	$1.10	$1.15

Note E — Comprehensive Income

The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in the Company’s financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Also, comprehensive income consisted of net income plus changes in unrealized depreciation on marketable securities, net of tax, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net Income	$36,434	$40,622	$65,574	$75,410
Unrealized depreciation on marketable securities, net of tax	(200)	(345)	(135)	(283)

Comprehensive income	$36,234	$40,277	$65,439	$75,127

Note F — Long-term Debt

Long-term debt consisted of the following for the periods indicated (in thousands):

	June 30, 2008	December 31, 2007
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.61% to 7.13% through 2012 to 2020, secured by aircraft	$553,776	$577,390
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 3.19% to 7.52% through 2007 to 2021, secured by aircraft	613,311	611.995
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	239,628	265,706
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	95,244	80,585
Notes payable to a financing company, due in monthly installments plus interest at 6.47% to 7.90% through 2025, secured by aircraft	267,862	272,475
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	26,797	27,725
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	7,265	8,569
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,277	6,505
Long-term debt	$1,810,160	$1,850,950

Less current maturities	(124,052)	(118,202)

Long-term debt, net of current maturities	$1,686,108	$1,732,748

At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.   At December 31, 2007, the three-month and six-month LIBOR rates were 4.70% and 4.60%, respectively.

Note G — Commitments and Contingencies

The Company leases 287 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term, net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2008 (in thousands):

July through December 2008	$142,725
2009	330,766
2010	313,295
2011	301,609
2012	302,085
Thereafter	1,826,409
$3,216,889

Note H — Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 157, Fair Value Measurements   (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, SFAS 157 requires the presentation of the following disclosures in these notes to condensed consolidated financial statements.

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

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the six months ended June 30, 2008.  Therefore, quoted prices in active markets are no longer available and the fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As a result of the temporary declines in fair value for the Company’s auction rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of $0.4 million to accumulated other comprehensive income.  As of June 30, 2008, the Company owned $10.9 million of auction rate security instruments.  The majority of the auction rate security instruments held by the Company at June 30, 2008 were tax-exempt municipal bond investments, for which the market has recently had a few successful auctions.  For the securities that have announced call dates (approximately $4.9 million), the Company has classified these investments as current and has identified them as “Marketable Securities” on the unaudited Consolidated Balance Sheet as of June 30, 2008.  For the securities that have not announced a call date (approximately $6.0 million), the Company has classified the investments as non-current and has identified them as “Other Assets” in the unaudited  Consolidated Balance Sheet as of June 30, 2008. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of June 30, 2008, the Company continued to earn interest on all of its auction rate security instruments.  Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it intends to record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at June 30, 2008, were as follows (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$218,080	$218,080	$—	$—
Marketable Securities	451,173	29,441	416,870	4,862
Other Assets	6,044	—	—	6,044
Total Assets Measured at Fair Value	$675,297	$247,521	$416,870	$10,906

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities.  Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities within SFAS No. 157’s hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities

Transferred in during the period of adoption	$123,600
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(394)
Net purchases and (settlements)	(112,300)
Balance at June 30, 2008	$10,906

Note I  — Stock Repurchase

Since 2007, the Company has been authorized by its Board of Directors to repurchase up to 15 million shares of common stock in the public market. During the three and six months ended June 30, 2008, the Company repurchased 1.4 million and 4.5 million shares of common stock, respectively, for approximately $21.8 million and $90.8 million, respectively, at a weighted average price per share of $15.91 and $20.18, respectively.

Note J — Other Income

During the three months ended June 30, 2008, the Company negotiated the principal terms of a new Capacity Purchase Agreement with Continental Airlines, Inc. (“Continental”), which was intended to become effective if  the Company had successfully completed its proposed acquisition of the outstanding shares of capital stock of ExpressJet Holdings, Inc. (“ExpressJet”).  During the course of those negotiations, Continental agreed it would pay the Company a break-up fee under certain circumstances in the event the Company’s efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, the Company was precluded from completing the acquisition of ExpressJet.  As a result, the Company received the break-up fee from Continental during the quarter ended June 30, 2008.  The break-up fee, net of the Company’s direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the quarter.

Note K — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2008, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA.  As of June 30, 2008, Delta had withheld approximately $32.5 million that the Company believes is payable to SkyWest Airlines and ASA pursuant to the Delta Connection Agreements. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”).  Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008.  Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.  Delta seeks unspecified damages in its Counterclaim.

On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint.  A hearing on the Motion was held June 5, 2008.  In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss.  The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint.  The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Connection Agreements.  The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint.  SkyWest Airlines and ASA currently intend to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

The Company has evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in the condensed consolidated financial statements as of June 30, 2008.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ASA, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended.

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

ITEM 2:                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six months ended June 30, 2008 and 2007. Also discussed is our financial position as of June 30, 2008 and December 31, 2007. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2008, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of June 30, 2008, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,600 total daily departures to 238 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately ten other airlines.  As of June 30, 2008, our consolidated fleet consisted of 442 aircraft, including 250 Bombardier CRJ200 Regional Jets (“CRJ200s”) (67 assigned to United Air Lines, Inc. (“United”), 162 assigned to Delta Air Lines, Inc. (“Delta”) and 21 assigned to Midwest Airlines, Inc. (“Midwest”)), 104 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 52 assigned to Delta), 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 59 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (46 assigned to United and 13 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the six months ended June 30, 2008, approximately 56.9% of our aggregate capacity was operated under the Delta code, approximately 39.2% was operated under the United code and approximately 3.9% was operated under the Midwest code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. SkyWest Airlines and Midwest entered into the Midwest Services Agreement in December 2006. SkyWest Airlines serves markets from Midwest’s hubs in Milwaukee and Kansas City. As of June 30, 2008, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee and Kansas City operating more than 1,800 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 850 daily flights, all in the Delta Connection system.

We provide a substantial majority of the regional airline service for Delta in Atlanta and Salt Lake City. In connection with our acquisition of ASA in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Delta has also agreed that if Delta solicits requests for proposals to fly Delta Connection regional aircraft, ASA will be permitted to bid to maintain the same percentage of total Delta Connection regional jet flights that it operated during 2007, and, if ASA does not achieve the winning bid for the proposed flying, ASA will be permitted to match the terms of the winning bid to the extent necessary for ASA to maintain its percentage of Delta Connection regional jet flying that it operated during 2007.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the six months ended June 30, 2008, contract flying revenue and pro-rate revenue represented approximately 97% and 3%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of June 30, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 58% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 42% flown under pro-rate arrangements.

Financial Highlights

We had revenues of $950.8 million for the three months ended June 30, 2008, an 11.2% increase, compared to revenues of $855.0 million for the three months ended June 30, 2007.  We had net income of $36.4 million for the three months ended June 30, 2008, a decrease of 10.3%, or $0.63 per diluted share compared to $40.6 million of net income or $0.62 per diluted share, for the three months ended June 30, 2007.

The significant items affecting our financial performance during the second quarter of 2008 are outlined below:

During the three months ended June 30, 2008, we negotiated the principal terms of a new Capacity Purchase Agreement with Continental Airlines, Inc. (“Continental”), which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet Holdings, Inc. (“ExpressJet”).  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental during the quarter ended June 30, 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the quarter.

We were notified in June that Midwest was in the process of working through a financial restructuring.  As of June 30, 2008, we had a receivable of $3.3 million due from Midwest.  Based on the uncertain financial position of Midwest, we recorded a full reserve against the $3.3 Midwest receivable, which was reflected as a reduction to revenue during the quarter.

We are at risk for the increase in fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of June 30, 2008, we operated a total of 35 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the quarter ended June 30, 2008, the cost of fuel associated with the pro-rate operations increased approximately $4.4 million (pre-tax) compared to the prior period.

We had revenues of $1.82 billion for the six months ended June 30, 2008, a 10.6% increase, compared to revenues of $1.64 billion for the six months ended June 30, 2007.  We had net income of $65.6 million for the six months ended June

30, 2008, a decrease of 13.0%, or $1.10 per diluted share compared to $75.4 million of net income or $1.15 per diluted share, for the six months ended June 30, 2007.

Total ASMs for the six months ended June 30, 2008  increased 1.8%, compared to the six months ended June 30, 2007, primarily as a result of an increase in our fleet size to 442 aircraft as of June 30, 2008, from 434 aircraft as of June 30, 2007.  During the six months ended June 30, 2008, we acquired two used CRJ700s and 4 used CRJ 200s from another operator.  During the six months ended June 30, 2008, we generated 11.3 billion ASMs, compared to 11.1 billion ASMs during the same period of 2007.

At June 30, 2008, we had approximately $669.3 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $660.4 million as of December 31, 2007.  The two CRJ700s we acquired during the six months ended June 30, 2007 were acquired under sublease arrangements with a major partner at nominal monthly amounts. The four CRJ200s were financed with long-term debt.

Outlook

On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model in the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that we placed a firm order for 22 aircraft with Bombardier Aerospace (“Bombardier”). We are scheduled to take delivery of these aircraft beginning in late 2008 and continue through the first quarter of 2010.

In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring.  In the event of a Midwest bankruptcy filing, Midwest may reject our contract in the bankruptcy proceedings. The Airline Services Agreement we executed with Midwest on December 20, 2006 (the”Midwest Services Agreement”) currently provides for the operation of 21of our CRJ200s. For the six months ended June 30, 2008 approximately 3.9% of our ASMs were generated under the Midwest code.

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

Fair value

We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (SFAS 157) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (GAAP) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note H to the condensed consolidated financial statements for additional information.

Under SFAS 157, we utilize several valuation techniques in order to assess the fair value of our financial assets and liabilities. Our cash and cash equivalents primarily utilize quoted prices in active markets for identical assets or liabilities.

The non auction rate  marketable securities are valued using quoted prices in active markets for identical assets or liabilities.  If a quoted price is not available, we utilize broker quotes in a non-active market for valuation of these securities.   For auction rate security instruments a quoted price in active markets are no longer available and the fair values of these securities are estimated utilizing a discounted cash flow.

Results of Operations

Three Months Ended June 30, 2008 and 2007

Operating Statistics.   The following table sets forth our major operational statistics and the associated percentage-of-change for the periods identified below.

	For the three months ended June 30,
	2008		2007		% Change

Revenue passenger miles (000)	4,496,464		4,661,303		(3.5)%
Available seat miles (“ASMs”) (000)	5,717,958		5,803,018		(1.5)%
Block hours	353,723		358,286		(1.3)%
Departures	226,176		227,414		(0.5)%
Passengers carried	8,794,735		8,932,439		(1.5)%
Passenger load factor	78.6%		80.3%		(1.7	)pts
Revenue per available seat mile	16.6	¢	14.7	¢	12.9%
Cost per available seat mile	15.8	¢	13.8	¢	14.5%
Fuel cost per available seat mile	6.4	¢	4.8	¢	33.3%
Average passenger trip length (miles)	511		522		(2.1)%

Revenues.  Operating revenues increased $95.8 million, or 11.2% during the three months ended June 30, 2008, compared to three months ended June 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the Delta Connection Agreements which SkyWest Airlines and ASA have entered into with Delta (the”Delta Connection Agreements”), we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenue (dollar amounts in thousands).

	Three months ended June 30,
	2008	2007	$ Change	% Change

Passenger revenues	$943,570	$846,356	$97,214	11.5%
Less: Fuel reimbursement from major partners	356,445	272,375	84,070	30.9%
Less: Engine overhaul reimbursement from major partners	36,057	15,304	20,753	135.6%
Passenger revenue excluding fuel and engine overhauls reimbursements	$551,068	$558,677	$(7,609)	(1.4)%

Passenger revenues. Passenger revenues increased $97.2 million, or  11.5% during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The increase in passenger revenue was primarily due to the increase in our fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $84.1 million, or 30.9%,  during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners decreased $7.6 million, or 1.4%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. During the three months ended June 30, 2008, Midwest did not make scheduled weekly payments of $3.3 million.  We believe the collectibility of these missed wire payments is not probable.  Therefore, we did not recognize the revenue associated with the missed payments in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008.   During July 2008, Midwest resumed making a portion of the scheduled payments applicable to the month of July. The decrease in passenger revenues excluding fuel and engine overhauls is generally consistent with the reduction in ASMs we experienced during the three-month period.

Ground handling and other. Total ground handling and other revenues for the three months ended June 30, 2008 decreased $1.4 million, or  16.6% during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income.  The decrease was primarily related to lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

The following table sets forth information regarding our operating expense components for the three months ended June 30, 2008 and 2007.  We recognize that it is common in the airline industry to classify statements of income and present MD&A by major expense category rather than by functional work group.  The following table is intended to facilitate comparison of our operating expenses to the operating expenses reported by other carriers.  The line items presented in the following table are drawn from the following line items on our consolidated statements of income included in this Report:.

•                  “Salary, wages and employee benefits” presented in the table below includes the salaries, wages and employee benefits presented in the “Flying Operations,” “Customer Service,” “Maintenance” and “General and Administrative” lines in our consolidated statements of income.

•                  “Aircraft costs” presented in the table below includes aircraft rentals presented in the “Flying Operations,” and “Depreciation and Amortization” lines in our consolidated statements of income.

•                  “Maintenance” presented in the table below includes our direct maintenance costs and maintenance overhead costs (except for maintenance-related salaries, wages and employee benefits), which are presented in the “Maintenance” line in our consolidated statements of income.

•                  “Fuel” presented in the table below includes the “Flying Operations” line in our consolidated statements of income.

•                  “Other airline expenses” presented in the table below includes other non-labor flight operation costs, customer service costs and general and administrative costs presented in the “Flying Operations,” “Customer Service” and “General and Administrative” lines in our consolidated statements of income.  The primary items include property tax, hull and passenger insurance, crew simulator training, crew hotels, stations rents and  landing fees.

Individual expense components are also expressed in the following table on the basis of  “Cents per ASM.”  ASMs are a common metric used in the airline industry to measure an airline’s passenger capacity.  ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet.  As the size of our fleet is the underlying driver of our operating costs, the primary basis for our MD&A presentation is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Three months ended June 30,
	2008	2007	$ Change	% Change	2008	2007
	Amount	Amount	Amount	Percent	Cents per ASM	Cents Per ASM

Salaries, wages and employee benefits	$180,677	$183,589	$(2,912)	(1.6)%	3.1	3.2
Aircraft costs	128,824	125,000	3,824	3.1%	2.3	2.2
Maintenance	98,307	71,635	26,672	37.2%	1.7	1.2
Fuel	366,467	276,155	90,312	32.7%	6.4	4.8
Other airline expenses	103,594	109,814	(6,220)	(5.7)%	1.8	1.9
Total operating expenses	877,869	766,193	111,676	14.6%	15.3	13.3
Interest	26,221	31,731	(5,510)	(17.4)%	0.5	0.5
Total airline expenses	$904,090	$797,924	$106,166	13.3%	15.8	13.8

Salary Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $2.9 million, or 1.6%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The average number of full-time equivalent employees decreased 2.6% to 14,510 for the three months ended June 30, 2008, from 14,892 for the three months ended June 30, 2007.  The decrease in number of employees and the decrease in the cost per ASM was significantly due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta .

Aircraft Costs. Aircraft costs increased $3.8 million or 3.1% during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The increase is due to the depreciation of seven used CRJ200s acquired since June 30, 2007.

Maintenance. Maintenance costs increased $26.7 million, or 37.2%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $20.8 million during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.  The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta.  Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.    The increase in maintenance excluding engine overhaul cost was due to other scheduled maintenance events. Additionally, since June 30, 2007, we added seven used CRJ200s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service. Under our United Express Agreement and our Midwest Agreement, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines, which we record at the gross amount as revenue in our consolidated statements of  income, and we recognize engine maintenance expense on our CRJ 200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the three months ended June 30, 2008, we collected and recorded $9.4 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and Midwest Services Agreement, which is intended to compensate us for future engine maintenance overhauls.

Fuel.  Fuel increased $90.3 million, or 32.7% during the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The average cost per gallon of fuel increased to $3.89 per gallon during the three months ended June 30, 2008 from $2.37 during the three months ended June 30, 2007. However, despite the increase in the average cost per gallon, during the three months ended June 30, 2008, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver.   Midwest purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue.   The following table summarizes the gallons purchased directly by the Company and the change in fuel price per gallon on our fuel expense for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2008	2007	% Change
Fuel gallons consumed	94,301	116,657	(19.2)%
Price per gallon	$3.89	$2.37	64.2%
Fuel expense	$366,467	$276,155	32.7%

We are at risk for the increase in fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of June 30, 2008, we operated a total of 35 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the three months ended June 30, 2008, the cost of fuel associated with the pro-rate operations increased approximately $4.4 million (pre-tax) compared to the three months ended June 30, 2007.

Other airline expenses.  Other airline expense, primarily consisting of property tax, hull and liability insurance, crew simulator training, crew hotel costs, landing fees, station rentals and non employee station costs,  decreased $6.2 million , or 5.7% during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. The decrease in other airline expense was primarily due to a decrease in non-employee station costs due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta and partially due to our major partners paying for certain station costs directly.

Interest.  Interest decreased $5.5 million, or 17.4%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The decrease in interest expense was substantially due to a decrease in interest rates. At June 30, 2008, we had variable rate notes representing 48.7% of our total long-term debt ..  The majority of our variable rate notes are based on the three-month and six month LIBOR rate.  At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.   At June 30, 2007, the three-month and six-month LIBOR rates were 5.36% and 5.39%, respectively.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased $106.2 million, or 13.3%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expense which is included in our total airline expense (dollar amounts in thousands).

	For the three months ended June 30,
	2008	2007	$ Change	% Change

Total airline expense	$904,090	$797,925	$106,165	13.3%
Less: Fuel expense	366,467	276,155	90,312	32.7%
Less: Engine overhaul expense	36,057	15,304	20,753	135.6%
Total airline expense excluding fuel and engine overhauls	$501,566	$506,466	$(4,900)	(1.0)%

Excluding fuel and engine overhaul costs, our total airline expense decreased $4.9 million, or 1.0%, during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.  The decrease in total airline expense  excluding fuel and engine overhauls is generally consistent with the decrease in ASMs we experienced during those months.

Other Income. During the three months ended June 30, 2008, we negotiated the principal terms of a new Capacity Purchase Agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet.  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental during the quarter ended June 30, 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the quarter.

Net Income.  Net income decreased to $36.4 million, or $0.63 per diluted share, for the three months ended June 30, 2008,  compared to $40.6 million, or $0.62 per diluted share, for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 and 2007

Operating Statistics.   The following table sets forth our major operational statistics and the associated percentage-of-change for the periods identified below.

	For the six months ended June 30,
	2008		2007		% Change

Revenue passenger miles (000)	8,690,793		8,685,859		0.1%
Available seat miles (“ASMs”) (000)	11,296,537		11,096,920		1.8%
Block hours	707,362		697,278		1.4%
Departures	443,686		441,700		0.4%
Passengers carried	16,871,066		16,755,545		0.7%
Passenger load factor	76.9%		78.3%		(1.4	)pts
Revenue per available seat mile	16.1	¢	14.8	¢	8.8%
Cost per available seat mile	15.4	¢	13.9	¢	10.8%
Fuel cost per available seat mile	5.8	¢	4.5	¢	28.9%
Average passenger trip length (miles)	515		518		(0.6)%

Revenues.  Operating revenues increased $174.8 million, or 10.6%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenue (dollar amounts in thousands).

	For the six months ended June 30,
	2008	2007	$ Change	% Change

Passenger revenues	$1,802,729	$1,626,923	$175,806	10.8%
Less: Fuel reimbursement from major partners	639,994	483,799	156,195	32.3%
Less: Engine overhaul reimbursement from major partners	53,669	31,142	22,527	72.3%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,109,066	$1,111,982	$(2,916)	(0.3)%

Passenger revenues. Passenger revenues increased $175.8 million, or  10.8%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  The increase in passenger revenue was primarily due to an increase in fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $156.2 million or 32.3%,  during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $2.9 million, or 0.3%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. During the three months ended June 30, 2008, Midwest did not make scheduled weekly payments of $3.3 million.  We believe the collectibility of these missed wire payments is not probable.  Therefore, we did not recognize the revenue associated with the missed payments which was reflected as a reduction to revenue in our Condensed Consolidated Statements of Income for the three and six months ended June 30, 2008.  During July 2008, Midwest resumed making a portion of the scheduled payments applicable to the month of July.  The decrease in passenger revenues, excluding fuel and engine overhauls was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Ground handling and other. Total ground handling and other revenues for the six months ended June 30, 2008 decreased $1.0 million, or  5.7%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income.  The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

The following table sets forth information regarding our operating expense components for the six months ended June 30, 2008 and 2007.  We recognize that it is common in the airline industry to classify statements of income and present MD&A by major expense category rather than by functional work group.  The following table is intended to facilitate comparison of our operating expenses to the operating expenses reported by other carriers.  The line items presented in the following table are drawn from the following line items on our consolidated statements of income included in this Report:.

•                  “Salary, wages and employee benefits” presented in the table below includes the salaries, wages and employee benefits presented in the “Flying Operations,” “Customer Service,” “Maintenance” and “General and Administrative” lines in our consolidated statements of income.

•                  “Aircraft costs” presented in the table below includes aircraft rentals presented in the “Flying Operations,” and “Depreciation and Amortization” lines in our consolidated statements of income.

•                  “Maintenance” presented in the table below includes our direct maintenance costs and maintenance overhead costs (except for maintenance-related salaries, wages and employee benefits), which are presented in the “Maintenance” line in our consolidated statements of income.

•                  “Fuel” presented in the table below includes the “Flying Operations” line in our consolidated statements of income.

•                  “Other airline expenses” presented in the table below includes other non-labor flight operation costs, customer service costs and general and administrative costs presented in the “Flying Operations,” “Customer Service” and “General and Administrative” lines in our consolidated statements of income.  The primary items include property tax, hull and passenger insurance, crew simulator training, crew hotels, stations rents and  landing fees.

Individual expense components are also expressed in the following table on the basis of cents per ASM.  ASMs is a common metric used in the airline industry to measure an airline’s passenger capacity.  ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet.  As the size of our fleet is the underlying driver of our operating costs, the primary basis for our MD&A presentation is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Six months ended June 30,
	2008	2007	$ Change	% Change	Cents	Cents
					Per	Per
	Amount	Amount	Amount	Percent	ASM	ASM

Salaries, wages and employee benefits	$366,573	$368,787	$(2,214)	(0.6)%	3.3	3.3
Aircraft costs	256,866	247,493	9,373	3.8%	2.3	2.2
Maintenance	181,368	141,558	39,810	28.1%	1.6	1.3
Fuel	658,855	494,207	164,648	33.3%	5.8	4.5
Other airline expenses	214,007	223,541	(9,534)	(4.3)%	1.9	2.0
Total operating expenses	1,677,669	1,475,586	202,083	13.7%	14.9	13.3
Interest	56,517	62,302	(5,785)	(9.3)%	0.5	0.6
Total airline expenses	$1,734,186	$1,537,888	196,298	12.8%	15.4	13.9

Salary Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $2.2 million, or 0.6%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The average number of full-time equivalent employees decreased 1.3% to 14,847 for the six months ended June 30, 2008, from 15,038 for the six months ended June 30, 2007.  The decrease in number of employees and the decrease in the cost per ASM was significantly due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta.

Aircraft Costs. Aircraft costs increased $9.4 million or 3.8% during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase was primarily due to the depreciation of seven used CRJ200s acquired since June 30, 2007.

Maintenance. Maintenance costs increased $39.8 million, or 28.1%, during the six months ended June 30, 2008,

compared to the six months ended June 30, 2007.  The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $22.5 million during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta.  Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.  The increase in maintenance excluding engine overhaul cost was due to other scheduled maintenance events. Additionally, since June 30, 2007, we added seven used CRJ200s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service. Under our United Express Agreement and our Midwest Agreement, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines, which we record at the gross amount as revenue in our consolidated statements of  income, and we recognize engine maintenance expense on our on our CRJ 200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the six months ended June 30, 2008, we collected and recorded $17.5 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and Midwest Services Agreement, which is intended to compensate us for future engine maintenance overhauls.

Fuel.  Fuel increased $164.6 million, or 33.3% during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  The average cost per gallon of fuel increased to $3.48 per gallon during the six months ended June 30, 2008 from $2.20 during the six months ended June 30, 2007. However, despite the increase in the average cost per gallon, during the six months ended June 30, 2008, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver.   Midwest purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue.   The following table summarizes the gallons purchased directly by the Company and the change in fuel price per gallon on our fuel expense:

	For the Six months ended June 30,
(in thousands, except per gallon amounts)	2008	2007	% Change
Fuel gallons consumed	189,256	224,942	(15.9)%
Price per gallon	$3.48	$2.20	58.5%
Fuel expense	$658,855	$494,207	33.3%

We are at risk for the increase in fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of June 30, 2008, we operated a total of 35 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the six months ended June 30, 2008, the cost of fuel associated with the pro-rate operations increased approximately $6.9 million (pre-tax) compared to the six months ended June 30, 2007.

Other airline expenses.  Other airline expense, primarily consisting of property tax, hull and liability insurance, crew simulator training, crew hotel costs, landing fees and station rentals,  decreased $9.5 million , or 4.3%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The decrease other airline expense is primarily due to the decrease in non-employee station costs due to Delta assuming responsibility from ASA for the performance of customer service functions in Atlanta and partially due to our major partners paying for certain station costs directly.

Interest.  Interest decreased $5.8 million, or 9.3% during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.  The decrease in interest expense was substantially due to a decrease in  interest rates. At June 30, 2008, we had variable rate notes representing 48.7% of our total long-term debt .  The majority of our variable rate notes are based on the three-month and six month LIBOR rate.  At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.   At June 30, 2007, the three-month and six-month LIBOR rates were 5.36% and 5.39%, respectively.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased $196.3 million, or 12.8%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.   We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expense which is included in our total airline expense (dollar amounts in thousands).

	For the Six months ended June 30,
	2008	2007	$ Change	% Change

Total airline expense	$1,734,186	$1,537,888	$196,298	12.8%
Less: Fuel	658,855	494,207	164,648	33.3%
Less: Engine overhaul expense	53,669	31,142	22,527	72.3%
Total airline expense excluding fuel and engine overhauls	$1,021,662	$1,012,539	$9,123	0.9%

Excluding fuel and engine overhaul costs, our total airline expense increased $9.1 million, or 0.9%, during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  The increase in total airline expense, excluding fuel and engine overhauls was less than the increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

Other Income. During the three months ended June 30, 2008, we negotiated the principal terms of a new Capacity Purchase Agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet.  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental in June 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the six months ended June 30, 2008.

Net Income.  Net income decreased to $65.6 million, or $1.10 per diluted share, for the six months ended June 30, 2008,  compared to $75.4 million, or $1.15 per diluted share, for the six months ended June 30, 2007.

Liquidity and Capital Resources

We had working capital of $781.0 million and a current ratio of 2.8:1 at June 30, 2008, compared to working capital of $811.9 million and a current ratio of 3.0:1 at December 31, 2007. The decrease in working capital and the current ratio was principally attributable to the repurchase of $90.8 million of  outstanding shares of our common stock.

Our principal sources of cash during the six months ended June 30, 2008 were $248.6 million provided by operating activities, net sales of $50.8 million of marketable securities, issuance of $17.7 million of long-term debt, sale of $9.0 million of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $1.7 million of proceeds from the sale of equipment, $0.2 million from returns on aircraft deposits, and $0.2 million in tax benefit from the exercise of options to purchase shares of common stock.  We repurchased $90.8 million of outstanding shares of our common stock,  invested $75.7 million in flight equipment, made principal payments on long-term debt of $58.8 million, spent $27.9 million for buildings and ground equipment, sold $13.1 million in other assets and paid $3.7 million in cash dividends.  These factors resulted in a $84.6 million increase in cash and cash equivalents during the six months ended June 30, 2008.

During the three months ended June 30, 2008, Midwest did not make scheduled weekly payments of $3.3 million.  During July 2008, Midwest resumed making a portion of the scheduled payments applicable to the month of July. We believe that in the absence of any other unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $451.2 million at June 30, 2008, compared to $522.9 million at December 31, 2007.  The decrease in marketable securities was due primarily to the sale of marketable securities and the purchase of cash equivalent securities.

At June 30, 2008, our total capital mix was 42.2% equity and 57.8% long-term debt, compared to 41.8% equity and 58.2% long-term debt at December 31, 2007.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2008	2009	2010	2011	2012	Thereafter

Firm aircraft commitments	$528,030	$97,780	$332,239	$98,011	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,216,889	142,725	330,766	313,295	301,609	302,085	1,826,409
Interest commitments	762,305	51,149	97,590	90,882	83,886	75,725	363,073
Principal maturities on long-term debt	1,810,161	61,354	126,731	132,297	135,787	186,006	1,167,986
Total commitments and obligations	$6,317,385	$353,008	$887,326	$634,485	$521,282	$563,816	$3,357,468

Purchase Commitments and Options

On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. These four 50-seat CRJ200s are scheduled to be placed into service under other capacity purchase agreements. On November 30, 2007, we announced that we placed a firm order with Bombardier. We are scheduled to take delivery of these aircraft beginning in late 2008 and continuing through the first quarter of 2010. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations are estimated to be approximately $528.0 million through the first quarter of 2010. Additionally, our agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90 seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At June 30, 2008, we had

287 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.2 billion at June 30, 2008.  Assuming a 7.4% discount rate, which is the rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at June 30, 2008.

Long-term Debt Obligations

Our total long-term debt at June 30, 2008 was $1,810.2 million, of which $1,803.9 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $6.3 million related to our corporate office building.   The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 5.58% at June 30, 2008.

Fair Value Measurements

As discussed in Note H to our unaudited condensed consolidated financial statements, we adopted the provisions of  SFAS No. 157 effective January 1, 2008.  We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate security investments, which totaled $10.9 million as of June 30, 2008.

Our auction rate security investments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157.  However, due to events in credit markets during the six months ended June 30, 2008, the auction events for most of these investments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is anticipated to have a successful auction.   Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008 and recorded a temporary unrealized decline in fair value of $0.4 million, with a reduction to accumulated other comprehensive income.   We currently believe that this temporary decline in fair value is due entirely to liquidity issues.  In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and marketable securities balance at June 30, 2008.  Because we believe that the current decline in fair value is temporary and based only on liquidity issues in the credit markets, any difference between our estimate and an estimate that would be arrived at by another party would have no impact on our earnings, since such difference would also be recorded to accumulated other comprehensive income.  We intend to re-evaluate each of these factors as market conditions change in subsequent periods.

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

ITEM 3:                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic risk of fuel price fluctuations on our pro-rate operations.  As of June 30, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 42% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 64.2% to $3.89 for the three months ended June 30, 2008, from $2.37 for the three months ended June 30, 2007.  For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $2.6 million in fuel expense for the three months ended June 30, 2008.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At June 30, 2008, we had variable rate notes representing 48.7% of our total long-term debt compared to 49.6% of our total long-term debt at December 31, 2007.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.2 million in interest expense and received $1.6 million additional interest income for the three months ended June 30, 2008.  Based on this same hypothetical assumption, we would have incurred an additional $4.5 million in interest expense and received $3.2 million additional interest income for the six months ended June 30, 2008.

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

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Due primarily to instability in credit markets, we sold a portion of these investments, and ended second quarter 2008 with investments valued at a total of $10.9 million, of which $4.9 million were classified as Marketable Securities and $6.0 million were classified as Other Assets in our unaudited condensed consolidated balance sheet as of June 30, 2008.  Auction rate securities held at December 31, 2007, were $124 million, all of which were classified as Marketable Securities.  For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note H to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008, appearing elsewhere in this Report.

ITEM 4.                    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of our disclosure controls and procedures as of June 30, 2008.  Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our chief executive officer and chief financial officer have concluded that the controls and procedures were effective as of June 30, 2008 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

We are subject to certain legal actions which we considers routine to our business activities. As of June 30, 2008, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.   However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA.  As of June 30, 2008, Delta had withheld funds equal to approximately $32.5 million that we believe are payable to SkyWest Airlines and ASA pursuant to the Delta Connection Agreements. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”).  Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008.  Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.  Delta seeks unspecified damages in its Counterclaim.

On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint.  A hearing on the Motion was held June 5, 2008.  In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss.  The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint.  The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Connection Agreements.  The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint.  SkyWest Airlines and ASA currently intend to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

We have evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of June 30, 2008.

ITEM 1A.           RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2007 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risk factors presented below reflect material changes to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2007.  The risk factors below modify and supplement, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on  Form 10-K for the Year Ended December 31, 2007.

We may be negatively impacted by the troubled financial condition and restructuring of Midwest

In June 2008, we were notified that Midwest was in the process of organizing an out-of-court financial restructuring.  In the event of a Midwest bankruptcy filing, Midwest may reject our contract in the bankruptcy proceedings that  currently includes the operation of  21 of our CRJ200s. For the six months ended June 30, 2008 approximately 3.9% of our ASMs were generated by Midwest.  Midwest is currently working on a restructuring plan; however, there is no assurance that Midwest will ultimately succeed in its reorganization efforts or will remain a going concern over the long term. In the event of a Midwest bankruptcy filing or in the event of a re-negotiated contract in an out-of-court financial restructuring arrangement, we have the residual aircraft ownership risk.  Under such circumstances if we are unable to operate the aircraft under alternative arrangements, such events would adversely affect our financial results.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15 million shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended June 30, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2008	245,766	$17.72	245,766	6,623,996
May 1 – May 31, 2008	179,000	19.21	424,766	6,444,996
June 1 – June 30, 2008	945,446	14.82	1,370,212	5,499,550
Total	1,370,212	$15.91	1,370,212	5,499,550

(1)        Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors authorized the repurchase of up to 15,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and the Company’s financial resources. As of June 30, 2008, we had spent approximately $216.8 million to purchase and retire approximately 9,500,450 shares of common stock. The authorization of Board of Directors does not have an expiration date.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 6, 2008, we held our 2008 Annual Meeting of Shareholders at which our shareholders considered and voted on the items described below:

(a)             The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his or her respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld
W. Steve Albrecht	53,002,703	1,595,265
Jerry C. Atkin	50,729,715	3,868,253
J. Ralph Atkin	27,540,364	27,057,604
Margeret S. Billson	53,575,619	1,022,348
Ian M. Cumming	39,634,583	14,963,385
Henry J. Eyring	53,570,055	1,027,912
Steven F. Udvar-Hazy	53,477,990	1,119,978
Robert G. Sarver	53,378,225	1,219,743
James Welch	53,570,284	1,027,684

(b)            The shareholders also considered a proposal to ratify the appointment by our Board of Directors of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2008.  There were 53,894,809 votes cast in favor of the proposal, 695,140 votes cast against the proposal and 8,018 votes withheld.

ITEM 6:                   EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2008.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and
Chief Financial Officer