Form 10-Q
period 2008-09-30
SKYWEST INC
filed 2008-11-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐     No     ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2008
Common stock, no par value	57,031,896

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2008	December 31, 2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$152,194	$122,802
Marketable securities	566,688	522,925
Restricted cash	10,718	14,705
Income tax receivable	9,220	23,114
Receivables, net	74,334	81,216
Inventories	108,087	105,738
Prepaid aircraft rents	207,241	223,891
Deferred tax assets	73,999	70,523
Other current assets	54,590	45,225
Total current assets	1,257,071	1,210,139

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,219,175	3,146,602
Deposits on aircraft	23,622	23,848
Buildings and ground equipment	241,340	215,466
	3,484,137	3,385,916
Less-accumulated depreciation and amortization	(821,015)	(685,327)
Total property and equipment, net	2,663,122	2,700,589

OTHER ASSETS:
Intangible assets, net	26,809	28,498
Other assets	55,769	51,299
Total other assets	82,578	79,797
Total assets	$4,002,771	$3,990,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$125,012	$118,202
Accounts payable	154,297	133,728
Accrued salaries, wages and benefits	64,507	67,242
Accrued aircraft rents	14,565	26,516
Taxes other than income taxes	24,465	12,433
Other current liabilities	41,231	40,098
Total current liabilities	424,077	398,219

OTHER LONG-TERM LIABILITIES	41,689	40,355

LONG-TERM DEBT, net of current maturities	1,661,397	1,732,748

DEFERRED INCOME TAXES PAYABLE	488,450	445,993

DEFERRED AIRCRAFT CREDITS	122,518	127,203

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 72,779,301 and 72,272,671 shares issued, respectively	557,752	533,545
Retained earnings	958,008	871,874
Treasury stock, at cost, 16,294,506 and 11,794,056 shares, respectively	(249,349)	(158,542)
Accumulated other comprehensive loss	(1,771)	(870)
Total stockholders’ equity	1,264,640	1,246,007
Total liabilities and stockholders’ equity	$4,002,771	$3,990,525

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating revenues:
Passenger	$926,193	$867,076	$2,728,922	$2,493,999
Ground handling and other	7,919	8,525	24,032	25,618
	934,112	875,601	2,752,954	2,519,617
Operating expenses:
Flying operations	564,065	487,551	1,625,830	1,368,512
Customer service	88,137	103,032	279,829	328,258
Maintenance	126,795	101,196	362,291	292,148
Depreciation and amortization	55,141	53,169	164,687	155,622
General and administrative	39,715	38,184	118,884	114,177
	873,853	783,132	2,551,521	2,258,717
Operating income	60,259	92,469	201,433	260,900
Other income (expense):
Interest income	4,627	8,674	16,398	23,915
Interest expense	(23,872)	(32,831)	(80,389)	(95,134)
Other	—	—	6,308	467
	(19,245)	(24,157)	(57,683)	(70,752)
Income before income taxes	41,014	68,312	143,750	190,148
Provision for income taxes	14,858	25,385	52,019	71,810
Net income	$26,156	$42,927	$91,731	$118,338

Basic earnings per share	$0.46	$0.69	$1.58	$1.87
Diluted earnings per share	$0.45	$0.68	$1.55	$1.83
Weighted average common shares:
Basic	57,027	61,942	58,139	63,344
Diluted	57,682	62,888	59,014	64,657

Dividends declared per share	$0.03	$0.03	$0.09	$0.09

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30,
	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$348,829	$366,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,023,604)	(820,339)
Sales of marketable securities	976,340	497,076
Disposition (Acquisition) of property and equipment:
Aircraft and rotable spare parts	(86,650)	(281,366)
Deposits on aircraft	—	(8,704)
Buildings and ground equipment	(39,394)	(31,323)
Proceeds from sales of property and equipment	2,549	11,290
Increase in other assets	(2,978)	(7,751)

NET CASH USED IN INVESTING ACTIVITIES	(173,737)	(641,117)

CASH FLOWS FROM FINANCING ACTIVITIES:
Tax benefit from exercise of common stock options	161	140
Proceeds from issuance of long-term debt	17,680	177,792
Return of deposits on aircraft and rotable spare parts	226	11,697
Principal payments on long-term debt	(82,221)	(76,561)
Purchase of treasury stock	(90,807)	(103,850)
Net proceeds from issuance of common stock	14,844	26,354
Payment of cash dividends	(5,583)	(5,893)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(145,700)	29,679

Increase (decrease) in cash and cash equivalents	29,392	(245,304)
Cash and cash equivalents at beginning of period	122,802	415,454

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$152,194	$170,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$80,971	$84,224
Income taxes	$23,759	$712

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  The results of operations for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

Note B — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided.  Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) and Midwest Airlines, Inc. (“Midwest”), revenue is considered earned when the flight is completed.  Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive. SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta.  Among other provisions, those Delta Connection Agreements provide that, upon the third anniversary of the execution of the agreements (September 8, 2008), the contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. As of September 30, 2008 SkyWest Airlines and ASA had not finalized the contractual rates with Delta. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on a prior period’s approved rates adjusted for the current contract negotiations.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA (See Note J for additional details).

The Delta Connection Agreements executed by SkyWest Airlines and ASA provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by

Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

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

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Midwest Services Agreement”). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200 Regional Jets (“CRJ200s”) under Midwest’s code. In exchange for SkyWest Airlines’ obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering.  In June 2008, the Company was notified that Midwest was in the process of organizing a financial restructuring.  The Company reached agreement with Midwest during the quarter to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, the Company agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008.  The amount the Company agreed to defer plus certain amounts Midwest owed to the Company at June 30, 2008, will be payable plus interest by Midwest in four equal quarterly payments starting on August 31, 2009.  The total amount the Company has agreed to defer through November 30, 2008 is $8.9 million. Because of the unique modified payment terms associated with the deferred amounts, the Company did not recognize the revenue associated with the deferred payments in the Company’s unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2008.   The Company did not recognize $4.6 million and $7.7 million of deferred payments for the three and nine months ended September 30, 2008, respectively.

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and Midwest’s proposed financial restructuring and reimbursement disputes with our major partners.

Note C — Stock Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company accounts for share-based compensation in accordance with Statement of Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  During the nine month period ended September 30, 2008, the Company granted options to purchase 356,413 shares of common stock under the SkyWest, Inc. Long-Term Incentive Plan (“2006 Incentive Plan”).  The Company did not grant any options to purchase shares of common stock during the three months ended September 30, 2008. The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2008.

Expected annual dividend rate	0.47%
Risk-free interest rate	2.39%
Average expected life (years)	4.3
Expected volatility of common stock	.264
Forfeiture rate	4.5%
Weighted average fair value of option grants	$6.32

During the nine-month period ended September 30, 2008, the Company granted 295,919 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The Company did not grant any shares of restricted stock during the three months ended September 30, 2008. The shares of restricted stock granted under the 2006 Incentive Plan have three-year vesting periods, during which the recipients must remain employed with SkyWest or one of SkyWest’s subsidiaries.  Additionally, during the nine months ended September 30, 2008, the Company granted 13,304 fully-vested shares of common stock to the Company’s directors under the 2006 Incentive Plan.  The weighted average fair value of the shares of restricted stock issued to the Company’s directors on the date of grant was $25.74 per share.

As required by SFAS No. 123(R), the Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The Company amortizes the estimated fair value of the stock options over the vesting period of the respective stock option grants.  During the three months ended September 30, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $2.9 million and $2.9 million, respectively.  During the nine months ended September 30, 2008 and 2007, the Company recorded pre-tax share-based compensation expense of $8.9 million and $10.5 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended September 30, 2008 and 2007 options to acquire 4,211,000 and 1,390,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the nine months ended September 30, 2008 and 2007 options to acquire 3,503,000 and 591,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator
Net Income	$26,156	$42,927	$91,731	$118,338

Denominator
Weighted average number of common shares outstanding	57,027	61,942	58,139	63,344
Effect of outstanding stock compensation	655	946	875	1,313
Weighted average number of shares for diluted net income per common share	57,682	62,888	59,014	64,657

Basic earnings per share	$0.46	$0.69	$1.58	$1.87
Diluted earnings per share	$0.45	$0.68	$1.55	$1.83

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net Income	$26,156	$42,927	$91,731	$118,338
Unrealized appreciation (depreciation) on marketable securities, net of tax	(765)	457	(901)	174

Comprehensive income	$25,391	$43,384	$90,830	$118,512

Note F — Long-term Debt

Long-term debt consisted of the following for the periods indicated (in thousands):

	September 30, 2008	December 31, 2007
	(Unaudited)
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.75% to 5.60% through 2012 to 2020, secured by aircraft	$547,198	$577,390
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.98% to 7.52% through 2008 to 2021, secured by aircraft	606,256	611,995
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	253,346	265,706
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	75,777	80,585
Notes payable to a financing company, due in monthly installments plus interest at 6.47% to 8.18% through 2025, secured by aircraft	264,401	272,475
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	26,330	27,725
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	6,938	8,569
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,163	6,505
Long-term debt	$1,786,409	$1,850,950

Less current maturities	(125,012)	(118,202)

Long-term debt, net of current maturities	$1,661,397	$1,732,748

At September 30, 2008, the three-month and six-month LIBOR rates were 4.05% and 3.98%, respectively.   At December 31, 2007, the three-month and six-month LIBOR rates were 4.70% and 4.60%, respectively.

Note G — Commitments and Contingencies

The Company leases 285 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term, net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2008 (in thousands):

October through December 2008	$86,391
2009	324,843
2010	309,221
2011	299,383
2012	299,858
Thereafter	1,771,288
$3,090,984

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

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value.  However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the nine months ended September 30, 2008.  Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of September 30, 2008, the Company owned $8.9 million of auction rate security instruments.  The majority of the auction rate security instruments held by the Company at September 30, 2008 were tax-exempt municipal bond investments, for which the market has recently had a few successful auctions.  For the securities that have announced call dates (approximately $6.3 million), the Company has classified these investments as current and has identified them as “Marketable securities” on the unaudited Consolidated Balance Sheet as of September 30, 2008.  For the securities that have not announced a call date (approximately $2.6 million), the Company has classified the investments as non-current and has identified them as “Other assets” in the unaudited  Consolidated Balance Sheet as of September 30, 2008. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of September 30, 2008, the Company continued to earn interest on all of its auction rate security instruments.  Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income.  If the Company determines that any future valuation adjustment was other than temporary, it intends to record a charge to earnings as appropriate.

The Company’s assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at September 30, 2008, were as follows (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$162,912	$162,912	$—	$—
Marketable Securities	566,688	28,474	531,917	6,297
Other Assets	2,600	—	—	2,600
Total Assets Measured at Fair Value	$732,200	$191,386	$531,917	$8,897

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities.  Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities within SFAS No. 157’s hierarchy.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Auction Rate Securities

Transferred in during the period of adoption	$123,600
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(3)
Settlements	(114,700)
Balance at September 30, 2008	$8,897

Note I – Investment in Other Companies

On September 4, 2008, the Company announced its intention to acquire a 20% interest in Brazilian regional airline, Trip Linhas Aereas (“Trip”), for $30 million.  As of September 30, 2008, the Company made an investment of $5 million for a 6.7% interest in Trip, which is recorded as an “Other assets” on the Company’s unaudited consolidated balance sheet.  If Trip meets or exceeds certain financial targets, the Company is scheduled to make an additional $15 million investment on March 1, 2009 and another $10 million investment on March 1, 2010.  The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip’s earnings on a one-quarter lag.

Note J — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2008, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.  However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA.  As of September 30, 2008, the Company had recognized a total of $32.4 million of revenue associated with the funds withheld by Delta.  On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”).  Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008.  Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.  Delta seeks unspecified damages in its Counterclaim.

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

  The Company has evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in the condensed consolidated financial statements as of September 30, 2008.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine months ended September 30, 2008 and 2007. Also discussed is our financial position as of September 30, 2008 and December 31, 2007. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2008, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the following section entitled “Cautionary Statement Concerning Forward-Looking Statements” and Part II. Item IA “Risk Factors” below for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through our wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States.  As of September 30, 2008, SkyWest Airlines and ASA offered scheduled passenger and air freight service with approximately 2,300 total daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean.  Additionally, we provide ground handling services for approximately eight other airlines.  As of September 30, 2008, our consolidated fleet consisted of 440 aircraft, including 250 Bombardier CRJ200 Regional Jets (“CRJ200s”) (67 assigned to United Air Lines, Inc. (“United”), 162 assigned to Delta Air Lines, Inc. (“Delta”), 12 assigned to Midwest Airlines, Inc. (“Midwest”) and 9 assigned to SkyWest Airlines, Inc.), 104 Bombardier CRJ700 Regional Jets (“CRJ700s”) (52 assigned to United and 52 assigned to Delta), 17 Bombardier CRJ900 Regional Jets (“CRJ900s”) (all assigned to Delta), 57 Embraer EMB-120 Brasilia turboprops (“Brasilia turboprops”) (44 assigned to United and 13 assigned to Delta), and 12 Avions de Transport 72-210 turboprops (“ATR-72 turboprops”) (all assigned to Delta).  We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure.  For the nine months ended September 30, 2008, approximately 56.5% of our aggregate capacity was operated under the Delta code, approximately 39.8% was operated under the United code and approximately 3.7% was operated under the Midwest code.

SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In December 2006, SkyWest Airlines and Midwest entered into an Airline Services Agreement  (the “Midwest Services Agreement”). SkyWest Airlines serves markets from Midwest’s hubs in Milwaukee and Kansas City. As of September 30, 2008, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee and Kansas City operating more than 1,550 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 715 daily flights, all in the Delta Connection system.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the nine months ended September 30, 2008, contract flying revenue and pro-rate revenue represented approximately 97% and 3%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of September 30, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 59% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 41% flown under pro-rate arrangements.

Financial Highlights

We had revenues of $934.1 million for the three months ended September 30, 2008, a 6.7% increase, compared to revenues of $875.6 million for the three months ended September 30, 2007.  We had net income of $26.2 million for the three months ended September 30, 2008, a decrease of 39.1%, or $0.45 per diluted share compared to $42.9 million of net income or $0.68 per diluted share, for the three months ended September 30, 2007.

The significant items affecting our financial performance during the third quarter of 2008 are outlined below:

In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring. We reached agreement with Midwest during the quarter to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, we agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008.  The amount we agreed to defer plus certain amounts Midwest owed to us at June 30, 2008 will be payable plus interest by Midwest in four equal quarterly payments starting on August 31, 2009. Because of the unique modified payment terms associated with the deferred amounts, we did not recognize the revenue associated with the deferred payments in our unaudited condensed consolidated statements of income for the three and nine months ended September 30, 2008.   We did not recognize $4.6 million and $7.7 million of deferred payments for the three and nine months ended September 30, 2008, respectively.

Our operating subsidiaries, SkyWest Airlines and ASA, have experienced a reduction in the block hours scheduled by their major partners under their code-sharing agreements. This reduction in block hours has reduced the profitability of SkyWest Airlines and ASA under those agreements. The financial impact of block hour reductions, imposed by our major partners, during the three months ended September 30, 2008 was larger than we originally anticipated.

We are at risk for increased fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of September 30, 2008, we operated a total of 33 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the quarter ended September 30, 2008, the cost of fuel associated with the pro-rate operations increased approximately $2.2 million (pre-tax) compared to the prior period.

Our maintenance costs increased $25.6 million, or 25.3%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $16.1 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by

Delta.  Such reimbursements are reflected as passenger revenue in our unaudited condensed consolidated statements of income.    The increase in maintenance, excluding engine overhaul costs was principally due, in large part, to other scheduled maintenance events. Additionally, since September 30, 2007, we added four used CRJ200s and two used CRJ700s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service.

We had revenues of $2.75 billion for the nine months ended September 30, 2008, a 9.3% increase, compared to revenues of $2.52 billion for the nine months ended September 30, 2007.  We had net income of $91.7 million for the nine months ended September 30, 2008, a decrease of 22.5%, or $1.55 per diluted share compared to $118.3 million of net income or $1.83 per diluted share, for the nine months ended September 30, 2007.

Total ASMs for the nine months ended September 30, 2008 decreased 7.1%, compared to the nine months ended September 30, 2007, primarily as a result of our major partners decreasing the utilization of our aircraft and a reduction in the number of aircraft we operated for Midwest. During the nine months ended September 30, 2008, we generated 16.9 billion ASMs, compared to 17.2 billion ASMs during the same period of 2007.

At September 30, 2008, we had approximately $729.6 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $660.4 million as of December 31, 2007.

Outlook

On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model in the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that we placed a firm order for 22 aircraft with Bombardier Aerospace (“Bombardier”). We are scheduled to take delivery of these aircraft beginning in the fourth quarter of 2008 and continue through the first quarter of 2010.

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

Fair value

We have adopted Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”) as it applies to financial assets and liabilities effective January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles (“GAAP”) and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.   For additional information on the fair value of certain financial assets and liabilities, see Note H to our unaudited condensed consolidated financial statements.

Under SFAS 157, we utilize several valuation techniques in order to assess the fair value of our financial assets and liabilities. Our cash and cash equivalents primarily utilize quoted prices in active markets for identical assets or liabilities.

We have valued non-auction rate marketable securities using quoted prices in active markets for identical assets or liabilities.  If a quoted price is not available, we utilize broker quotes in a non-active market for valuation of these securities.   For auction-rate security instruments, quoted prices in active markets are no longer available. As a result, we have estimated the fair values of these securities utilizing a discounted cash flow.

Results of Operations

Three Months Ended September 30, 2008 and 2007

Operational Statistics.   The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2008		2007		% Change

Revenue passenger miles (000)	4,435,755		4,811,282		(7.8)%
Available seat miles (“ASMs”) (000)	5,629,121		6,059,501		(7.1)%
Block hours	348,522		376,999		(7.6)%
Departures	225,253		235,974		(4.5)%
Passengers carried	8,738,704		9,137,212		(4.4)%
Passenger load factor	78.8%		79.4%		(0.6	)pts
Revenue per available seat mile	16.6	¢	14.5	¢	14.5%
Cost per available seat mile	15.9	¢	13.5	¢	17.8%
Fuel cost per available seat mile	6.5	¢	4.7	¢	38.3%
Average passenger trip length (miles)	508		527		(3.6)%

Revenues.  Operating revenues increased $58.5 million, or 6.7% during the three months ended September 30, 2008, compared to three months ended September 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the Delta Connection Agreements which SkyWest Airlines and ASA have entered into with Delta (the “Delta Connection Agreements”), we are reimbursed for our engine overhaul expenses, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues (dollar amounts in thousands).

	Three months ended September 30,
	2008	2007	$ Change	% Change

Passenger revenues	$926,193	$867,076	$59,117	6.8%
Less: Fuel reimbursement from major partners	353,154	275,745	77,409	28.1%
Less: Engine overhaul reimbursement from major partners	32,632	19,186	13,446	70.1%
Passenger revenue excluding fuel and engine overhauls reimbursements	$540,407	$572,145	$(31,738)	(5.5)%

Passenger revenues. Passenger revenues increased $59.1 million, or 6.8% during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The increase in passenger revenues was primarily due to the increase in our fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $77.4 million, or 28.1%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners decreased $31.7 million, or 5.5%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring. We reached agreement with Midwest during the quarter to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, we agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008.  The amount we agreed to defer, plus certain amounts Midwest owed to us at June 30, 2008, are payable, with interest, by Midwest in four equal quarterly payments starting on August 31, 2009. Because of the unique modified payment terms associated with the deferred amounts, we did not recognize the revenue associated with the deferred payments in our unaudited consolidated statements of income for the three months ended September 30, 2008.   We did not recognize $4.6 million of the deferred payments for the three months ended September 30, 2008. The decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, is generally consistent with the reduction in ASMs, block hours and departures we experienced during the three-month period.

Ground handling and other. Total ground handling and other revenues for the three months ended September 30, 2008 decreased $0.6 million, or 7.1% during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our unaudited consolidated statements of income.  The decrease was primarily related to lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

The following table sets forth information regarding our operating expense components for the three-month periods ended September 30, 2008 and 2007.  We recognize that it is common in the airline industry to classify statements of income and present MD&A by major expense category rather than by functional work group.  The following table is intended to facilitate comparison of our operating expenses to the operating expenses reported by other carriers.  The line items presented in the following table are drawn from the following line items on our consolidated statements of income included in this Report:

•

“Salary, wages and employee benefits” presented in the table below includes the salaries, wages and employee benefits presented in the “Flying Operations,” “Customer Service,” “Maintenance” and “General and Administrative” lines in our unaudited consolidated statements of income.

•

“Aircraft costs” presented in the table below includes aircraft rentals presented in the “Flying Operations,” and “Depreciation and Amortization” lines in our unaudited consolidated statements of income.

•

“Maintenance” presented in the table below includes our direct maintenance costs and maintenance overhead costs (except for maintenance-related salaries, wages and employee benefits), which are presented in the “Maintenance” line in our unaudited consolidated statements of income.

•	“Fuel” presented in the table below includes the “Flying Operations” line in our unaudited consolidated statements of income.

•

“Other airline expenses” presented in the table below includes other non-labor flight operation costs, customer service costs and general and administrative costs presented in the “Flying Operations,” “Customer Service” and “General and Administrative” lines in our unaudited consolidated statements of income. The primary items include property tax, hull and passenger insurance, crew simulator training, crew hotels, station rents and landing fees.

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

	Three months ended September 30,
	2008	2007	$ Change	% Change	2008	2007
	Amount	Amount	Amount	Percent	Cents per ASM	Cents Per ASM

Salaries, wages and employee benefits	$182,103	$181,959	$144	0.1%	3.2	3.0
Aircraft costs	129,459	127,305	2,154	1.7%	2.3	2.1
Maintenance	99,294	76,095	23,199	30.5%	1.8	1.3
Fuel	363,735	284,129	79,606	28.0%	6.5	4.7
Other airline expenses	99,262	113,644	(14,382)	(12.7)%	1.7	1.9
Total operating expenses	873,853	783,132	90,721	11.6%	15.5	13.0
Interest	23,872	32,831	(8,959)	(27.3)%	0.4	0.5
Total airline expenses	$897,725	$815,963	$81,762	10.0%	15.9	13.5

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $0.1 million, or 0.1%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The average number of full-time equivalent employees decreased 3.2% to 13,784 for the three months ended September 30, 2008, from 14,234 for the three months ended September 30, 2007.  The decrease in number of employees was due primarily to the decreases in flight departures and ASMs. Because ASM production decreased 7.1% and salaries, wages and employee benefits increased 0.1%, the cost per ASM increased from 3.0 cents to 3.2 cents.

Aircraft Costs. Aircraft costs increased $2.2 million or 1.7% during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The increase was due primarily to the depreciation of four used CRJ200s acquired since September 30, 2007.

Maintenance. Maintenance costs increased $23.2 million, or 30.5%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $16.1 million during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.  The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta.  Such reimbursements are reflected as passenger revenue in our unaudited condensed consolidated statements of income.  The increase in maintenance, excluding engine overhaul costs was principally due, in large part, to other scheduled maintenance events. Additionally, since September 30, 2007, we added four used CRJ200s and two used CRJ700s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service.

Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines, which we record at the gross amount as revenue in our unaudited consolidated statements of  income, and we recognize engine maintenance expense on our CRJ 200 regional jet engines on an as-incurred basis as maintenance expense in our unaudited consolidated statements of income. As a result, during the three months ended September 30, 2008, we collected and recorded $7.8 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, which is intended to compensate us for the expense of future engine maintenance overhauls.

Fuel.  Fuel costs increased $79.6 million, or 28.0% during the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The average cost per gallon of fuel increased to $3.92 per gallon during the three months ended September 30, 2008 from $2.50 during the three months ended September 30, 2007. However, despite the increase in the average cost per gallon, subsequent to the three months ended September 30, 2007, United purchased additional fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver.  Midwest purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue.  The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2008	2007	% Change
Fuel gallons consumed	92,903	113,724	(18.3)%
Average price per gallon	$3.92	$2.50	56.8%
Fuel expense	$363,735	$284,129	28.0%

We are at risk for the increase in fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of September 30, 2008, we operated a total of 33 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the three months ended September 30, 2008, the cost of fuel associated with our pro-rate operations increased approximately $2.2 million (pre-tax) compared to the three months ended September 30, 2007.

Other airline expenses.  Other airline expense, primarily consisting of property tax, hull and liability insurance, crew simulator training, crew hotel costs, landing fees, station rentals and non employee station costs,  decreased $14.4 million , or 12.7% during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in other airline expense was primarily due to a decrease in non-employee station costs due to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and partially due to our major partners paying for certain station costs directly.

Interest.  Interest decreased $9.0 million, or 27.3%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The decrease in interest expense was substantially due to a decrease in interest rates. At September 30, 2008, we had variable rate notes representing 48.6% of our total long-term debt.  The majority of our variable rate notes are based on the three-month and six-month LIBOR rates.  At September 30, 2008, the three-month and six-month LIBOR rates were 4.05% and 3.98%, respectively.  At September 30, 2007, the three-month and six-month LIBOR rates were 5.23% and 5.13%, respectively.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased $81.8 million, or 10.0%, during the three months ended September 30, 2008, compared to the three months ended September 30,

2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses (dollar amounts in thousands).

	For the three months ended September 30,
	2008	2007	$ Change	% Change

Total airline expense	$897,725	$815,963	$81,762	10.0%
Less: Fuel expense	363,735	284,129	79,606	28.0%
Less: Engine overhaul reimbursement from major partners	32,632	19,186	13,446	70.1%
Total airline expense excluding fuel and engine overhauls	$501,358	$512,648	$(11,290)	(2.2)%

Excluding fuel and engine overhaul costs, our total airline expense decreased $11.3 million, or 2.2%, during the three months ended September 30, 2008, compared to the three months ended September 30, 2007.  The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which is primarily due to increases in non-engine overhaul maintenance expenses attributable to the increased age of our fleet.

Net Income.  Primarily due to the factors described above, net income decreased to $26.2 million, or $0.45 per diluted share, for the three months ended September 30, 2008, compared to $42.9 million, or $0.68 per diluted share, for the three months ended September 30, 2007.

Nine months ended September 30, 2008 and 2007

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2008		2007		% Change

Revenue passenger miles (000)	13,126,547		13,497,141		(2.7)%
Available seat miles (“ASMs”) (000)	16,925,658		17,156,421		(1.3)%
Block hours	1,055,884		1,074,278		(1.7)%
Departures	668,939		677,674		(1.3)%
Passengers carried	25,609,770		25,892,757		(1.1)%
Passenger load factor	77.6%		78.7%		(1.1	)pts
Revenue per available seat mile	16.3	¢	14.7	¢	10.9%
Cost per available seat mile	15.5	¢	13.7	¢	13.1%
Fuel cost per available seat mile	6.0	¢	4.5	¢	31.4%
Average passenger trip length (miles)	513		521		(1.5)%

Revenues.  Operating revenues increased $233.3 million, or 9.3%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues (dollar amounts in thousands).

	For the nine months ended September 30,
	2008	2007	$ Change	% Change

Passenger revenues	$2,728,922	$2,493,999	$234,923	9.4%
Less: Fuel reimbursement from major partners	993,148	759,544	233,604	30.8%
Less: Engine overhaul reimbursement from major partners	84,517	48,344	36,173	74.8%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,651,257	$1,686,111	$(34,854)	(2.1)%

Passenger revenues. Passenger revenues increased $234.9 million, or 9.4%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  The increase in passenger revenues was primarily due to an increase in fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $233.6 million or 30.8%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $34.9 million, or 2.1%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring. We reached agreement with Midwest during the quarter to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, we agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008.  The amount we agreed to defer, plus certain amounts Midwest owed us at June 30, 2008, are payable, with interest, by Midwest in four equal quarterly payments starting on August 31, 2009. Because of the unique modified payment terms associated with the deferred amounts, we did not recognize the revenue associated with the deferred payments in our unaudited condensed consolidated statements of income for the nine months ended September 30, 2008.  We did not recognize $7.7 million of deferred payments for the nine months ended September 30, 2008, respectively. The decrease in passenger revenues, excluding fuel and engine overhauls reimbursements was greater than the corresponding decrease in ASMs, primarily due to the Midwest restructuring.

Ground handling and other. Total ground handling and other revenues decreased $1.6 million, or 6.2%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our unaudited consolidated statements of income.  The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

The following table sets forth information regarding our operating expense components for the nine months ended September 30, 2008 and 2007.  We recognize that it is common in the airline industry to classify statements of income and present MD&A by major expense category rather than by functional work group.  The following table is intended to facilitate comparison of our operating expenses to the operating expenses reported by other carriers.  The line items presented in the following table are drawn from the following line items on our unaudited consolidated statements of income included in this Report:.

•                  “Salary, wages and employee benefits” presented in the table below includes the salaries, wages and employee benefits presented in the “Flying Operations,” “Customer Service,” “Maintenance” and “General and Administrative” lines in our unaudited consolidated statements of income.

•                  “Aircraft costs” presented in the table below includes aircraft rentals presented in the “Flying Operations,” and “Depreciation and Amortization” lines in our unaudited consolidated statements of income.

•                  “Maintenance” presented in the table below includes our direct maintenance costs and maintenance overhead costs (except for maintenance-related salaries, wages and employee benefits), which are presented in the “Maintenance” line in our unaudited consolidated statements of income.

•                  “Fuel” presented in the table below includes the “Flying Operations” line in our unaudited consolidated statements of income.

•                  “Other airline expenses” presented in the table below includes other non-labor flight operation costs, customer service costs and general and administrative costs presented in the “Flying Operations,” “Customer Service” and “General and Administrative” lines in our unaudited consolidated statements of income.  The primary items include property tax, hull and passenger insurance, crew simulator training, crew hotels, station rents and  landing fees.

Individual expense components are also expressed in the following table on the basis of Cents per ASM.  ASM is a common metric used in the airline industry to measure an airline’s passenger capacity.  ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet.  As the size of our fleet is the underlying driver of our operating costs, the primary basis for our MD&A presentation is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Nine months ended September 30,
	2008	2007	$ Change	% Change	2008	2007
					Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM

Salaries, wages and employee benefits	$548,675	$550,745	$(2,070)	(0.4)%	3.2	3.2
Aircraft costs	386,325	374,798	11,527	3.1%	2.3	2.2
Maintenance	280,662	217,653	63,009	28.9%	1.7	1.2
Fuel	1,022,590	778,336	244,254	31.4%	6.0	4.5
Other airline expenses	313,269	337,185	(23,916)	(7.1)%	1.8	2.0
Total operating expenses	2,551,521	2,258,717	292,804	13.0%	15.0	13.1
Interest	80,389	95,134	(14,745)	(15.5)%	0.5	0.6
Total airline expenses	$2,631,910	$2,353,851	278,059	11.8%	15.5	13.7

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $2.1 million, or 0.4%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The average number of full-time equivalent employees decreased 1.9% to 14,493 for the nine months ended September 30, 2008, from 14,770 for the nine months ended September 30, 2007.  The decrease in number of employees and the decrease in the cost per ASM was significantly due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta and United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008.

Aircraft Costs. Aircraft costs increased $11.5 million or 3.1% during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase was primarily due to the depreciation of four used CRJ200s acquired since September 30, 2007.

Maintenance. Maintenance costs increased $63.0 million, or 28.9%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $39.5 million during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta.  Such reimbursements are reflected as passenger revenue in our unaudited condensed consolidated statements of income.  The increase in maintenance excluding engine overhaul costs was principally due to other scheduled maintenance events. Additionally, since September 30, 2007, we added seven used CRJ200s and two used CRJ700s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service.

Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines, which we record at the gross amount as revenue in our unaudited consolidated statements of  income, and we recognize engine maintenance expense on our CRJ 200 regional jet engines on an as incurred basis as maintenance expense in our unaudited consolidated statements of income. As a result, during the nine months ended September 30, 2008, we collected and recorded $25.1 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, which is intended to compensate us for the expense of future engine maintenance overhauls.

Fuel.  Fuel costs increased $244.3 million, or 31.4% during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  The average cost per gallon of fuel increased to $3.62 per gallon during the nine months ended September 30, 2008 from $2.30 during the nine months ended September 30, 2007. However, despite the increase in the average cost per gallon, during the nine months ended September 30, 2008, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver.  Midwest purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue.  The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2008	2007	% Change
Fuel gallons consumed	282,160	338,666	(16.7)%
Average price per gallon	$3.62	$2.30	57.4%
Fuel expense	$1,022,590	$778,336	31.4%

We are at risk for the increase in fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue.  As of September 30, 2008, we operated a total of 35 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the nine months ended September 30, 2008, the cost of fuel associated with the pro-rate operations increased approximately $9.1 million (pre-tax) compared to the nine months ended September 30, 2007.

Other airline expenses.  Other airline expense, primarily consisting of property tax, hull and liability insurance, crew simulator training, crew hotel costs, landing fees and station rentals,  decreased $23.9 million , or 7.1%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The decrease in other airline expense was primarily due to the decrease in non-employee station costs due to Delta assuming responsibility from ASA for the performance of customer service functions in Atlanta and United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008, and partially due to our major partners paying for certain station costs directly.

Interest.  Interest decreased $14.7 million, or 15.5% during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.  The decrease in interest expense was substantially due to a decrease in  interest rates. At September 30, 2008, we had variable rate notes representing 48.6% of our total long-term debt ..  The majority of our variable rate notes are based on the three-month and six-month LIBOR rates.  At September 30, 2008, the three-month and six-month LIBOR rates were 4.05% and 3.98%, respectively.  At September 30, 2007, the three-month and six-month LIBOR rates were 5.23% and 5.13%, respectively.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased $278.1 million, or 11.8%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements, which we record as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses (dollar amounts in thousands).

	For the nine months ended September 30,
	2008	2007	$ Change	% Change

Total airline expense	$2,631,910	$2,353,851	$278,059	11.8%
Less: Fuel expense	1,022,590	778,336	244,254	31.4%
Less: Engine overhaul reimbursement from major partners	84,517	48,344	36,173	74.8%
Total airline expense excluding fuel and engine overhauls	$1,524,803	$1,527,171	$(2,368)	(0.2)%

Excluding fuel and engine overhaul costs, our total airline expense decreased $2.4 million, or 0.2%, during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which is primarily due to increases in non-engine overhaul maintenance expenses attributable to the increased age of our fleet.

Other Income. During the nine months ended September 30, 2008, we negotiated the principal terms of a new Capacity Purchase Agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet Holdings, Inc. (“ExpressJet”).  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental in June 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the nine months ended September 30, 2008.

Net Income.  Primarily due to factors described above, net income decreased to $91.7 million, or $1.55 per diluted share, for the nine months ended September 30, 2008, compared to $118.3 million, or $1.83 per diluted share, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

We had working capital of $833.0 million and a current ratio of 3.0:1 at September 30, 2008, compared to working capital of $811.9 million and a current ratio of 3.0:1 at December 31, 2007. The increase in working capital was principally attributable to cash we generated from operating activities of $348.8 million.

Our principal sources of cash during the nine months ended September 30, 2008 were $348.8 million provided by operating activities, issuance of $17.7 million of long-term debt, sale of $14.8 million of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $2.5 million of proceeds from the sale of equipment, $0.2 million from returns on aircraft deposits, and $0.2 million in tax benefit from the exercise of options to purchase shares of common stock.  We repurchased $90.8 million of outstanding shares of our common stock,  invested $86.7 million in flight equipment, made principal payments on long-term debt of $82.2 million, completed net purchases of $47.3 million of marketable securities, spent $39.4 million for buildings and ground equipment, purchased $3.0 million in other assets and paid $5.6 million in cash dividends.  These factors resulted in a $29.4 million increase in cash and cash equivalents during the nine months ended September 30, 2008.

On September 4, 2008, we announced our agreement to purchase up to 20% of the equity of Trip Linhas Aereas (“Trip”), a Brazilian regional airline, in a series of staged investments aggregating up to for $30 million.  As of September 30, 2008, we had made an investment of $5 million for a 6.7% interest in Trip, which is recorded as an “Other asset” on our unaudited consolidated balance sheet.  Provided Trip meets certain financial targets, we are scheduled to make an additional $15 million investment in Trip on March 1, 2009 and another $10 million investment in Trip on March 1, 2010.

In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring. We reached agreement with Midwest during the quarter to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, we agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008.  The amount we agreed to defer plus certain amounts Midwest owed to us at June 30, 2008, is payable plus interest by Midwest in four equal quarterly payments starting on August 31, 2009. The total amount the Company has agreed to defer through November 30, 2008 is $8.9 million.

We believe that in the absence of any other unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $566.7 million at September 30, 2008, compared to $522.9 million at December 31, 2007.  The increase in marketable securities was due primarily to the items discussed above.

At September 30, 2008, our total capital mix was 43.2% equity and 56.8% long-term debt, compared to 41.8% equity and 58.2% long-term debt at December 31, 2007.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2008	2009	2010	2011	2012	Thereafter

Firm aircraft commitments	$528,030	$97,780	$332,239	$98,011	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,090,984	86,391	324,843	309,221	299,383	299,858	1,771,288
Interest commitments	712,822	30,001	92,927	86,570	79,941	72,194	351,189
Principal maturities on long-term debt	1,786,409	37,602	126,731	132,297	135,787	186,006	1,167,986
Total commitments and obligations	$6,119,245	$252,774	$876,740	$626,099	$515,111	$558,058	$3,290,463

Purchase Commitments and Options

On October 12, 2007, we announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan, allowing United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four 76-seat CRJ900s seats in its Delta Connection operations. These four 50-seat CRJ200s are scheduled to be placed into service under other capacity purchase agreements. On November 30, 2007, we announced that we placed a firm order with Bombardier for the 22 new aircraft. We are scheduled to take delivery of these aircraft beginning in the fourth quarter of 2008 and continuing through the first quarter of 2010. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $528.0 million through the first quarter of 2010. Additionally, our agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital.  Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing.  At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition.  In the event that alternative financing cannot be arranged at the time of delivery, Bombardier has typically financed our aircraft acquisitions until more permanent arrangements can be made.  Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

At present, we intend to satisfy our 2008 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices.  Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet.  At September 30, 2008, we had 285 aircraft under lease with remaining terms ranging from one to 18 years.  Future minimum lease payments due under all long-term operating leases were approximately $3.1 billion at September 30, 2008.  Assuming a 7.4% discount rate, which is the rate we have used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.9 billion at September 30, 2008.

Long-term Debt Obligations

Our total long-term debt at September 30, 2008 was $1,786.4 million, of which $1,780.2 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $6.2 million related to our corporate office building.  The average effective rate on the debt related to the Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft was approximately 5.33% at September 30, 2008.

Fair Value Measurements

As discussed in Note H to our unaudited condensed consolidated financial statements, we adopted the provisions of  SFAS No. 157 effective January 1, 2008.  We have determined that we utilize unobservable (Level 3) inputs in determining the fair value of our auction rate security investments, which totaled $8.9 million as of September 30, 2008.

Our auction rate security investments are classified as available for sale securities and reflected at fair value.  In prior periods, due to the auction process which took place every 30-35 days for most securities, quoted market prices were readily available, which would qualify as Level 1 under SFAS No. 157.  However, due to events in credit markets during the nine months ended September 30, 2008, the auction events for most of these investments failed, and, therefore, we determined the estimated fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2008.  These analyses consider, among other items, the collateralization underlying the security investments, the expected future cash flows, including the final maturity, associated with the securities, and the expectation of the next time the security is anticipated to have a successful auction. Due to these events, we reclassified these instruments as Level 3 during the first quarter of 2008.

In addition, our holdings of auction rate securities represented less than ten percent of our total cash, cash equivalent, and marketable securities balance at September 30, 2008.

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

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs.  Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights.  On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations.  We bear the economic risk of fuel price fluctuations on our pro-rate operations.  As of September 30, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 41% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 56.8% to $3.92 for the three months ended September 30, 2008, from $2.50 for the three months ended September 30, 2007.  For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $2.6 million in fuel expense for the three months ended September 30, 2008.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At September 30, 2008, we had variable rate notes representing 48.6% of our total long-term debt compared to 49.6% of our total long-term debt at December 31, 2007.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.2 million in interest expense and received $1.7 million additional interest income for the three months ended September 30, 2008.  Based on this same hypothetical assumption, we would have incurred an additional $6.7 million in interest expense and received $4.9 million additional interest income for the nine months ended September 30, 2008.

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

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value.  Due primarily to instability in credit markets, we sold a portion of these investments, and ended second quarter 2008 with investments valued at a total of $8.9 million, of which $6.3 million were classified as Marketable Securities and $2.6 million were classified as Other Assets in our unaudited condensed consolidated balance sheet as of September 30, 2008.  Auction rate securities held at December 31, 2007, were $124 million, all of which were classified as Marketable Securities.  For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note H to our unaudited condensed consolidated financial statements appearing elsewhere in this Report.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, performed an evaluation of our disclosure controls and procedures as of September 30, 2008.  Our disclosure controls and procedures have been designed to provide reasonable assurance that the information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to our management to allow timely decisions regarding required disclosure, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.  Our chief executive officer and chief financial officer have concluded that the controls and procedures were effective as of September 30, 2008 to reasonably ensure the achievement of these objectives. While our disclosure controls and procedures provide reasonable assurance that material information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it is designed or administered, including, without limitation, resource constraints and the need for management to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

(b) Changes in Internal Control Over Financial Reporting

There were no significant changes (including corrective actions with regard to material weaknesses) in our internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2008, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations.  However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA.  As of September 30, 2008, we had recognized a total of $32.4 million of revenue associated with funds withheld by Delta.  On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”).  Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008.  Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.  Delta seeks unspecified damages in its Counterclaim.

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

We have evaluated the Delta dispute in accordance with the provisions of Financial Accounting Standards Board No. 5 (“FASB No.5”), Accounting for Contingencies. Based on the provisions of FASB No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of September 30, 2008.

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

We may be negatively impacted by the troubled financial condition and restructuring of Midwest

In June 2008, we were notified that Midwest was in the process of organizing an out-of-court financial restructuring.  In the event of a Midwest bankruptcy filing, Midwest may reject the Midwest Services Agreement in the bankruptcy proceedings. The Midwest Services Agreement currently provides for our operation of 12 CRJ200s. For the nine months ended September 30, 2008 approximately 3.7% of our ASMs were generated by Midwest.  Midwest is currently working on a restructuring plan; and we have agreed to modify the payment terms of the Midwest Services Agreement, primarily to defer certain amounts payable to us by Midwest. There is no assurance that Midwest will ultimately succeed in its reorganization efforts or will remain a going concern over the long term. In the event of a Midwest bankruptcy filing or in the event of a re-negotiated contract in an out-of-court financial restructuring arrangement, we have the residual aircraft ownership risk.  Under such circumstances if we are unable to operate the aircraft under alternative arrangements, such events would adversely affect our financial results.

Economic and industry conditions constantly change, and negative economic conditions in the United States and other countries may create challenges for us that could have a material adverse effect on our business and results of operations.

Recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads, and decreased availability of financing. As a result of these factors, there can be no assurance that financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

ITEM 6:	EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2008.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and
Chief Financial Officer