Form 10-K
period 2008-12-31
SKYWEST INC
filed 2009-02-23
CIK 793733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
 Common Stock, No Par Value

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of this Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 30, 2008 was approximately $714,532,657.

         As of February 16, 2009, there were 56,946,090 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

        Unless otherwise indicated, "SkyWest," "we," "us," "our" and similar terms refer to SkyWest, Inc.; "SkyWest Airlines" refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.; and "ASA" refers to our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc.

Cautionary Statement Concerning Forward-Looking Statements

        Certain of the statements contained in this Annual Report on Form 10-K should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "hope," "likely," and "continue" and similar terms used in connection with statements regarding our outlook, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ASA, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

  •
  global and national economic conditions;

  •
  the impact of high fuel prices on the airline industry;

  •
  our ability to attract and retain code-share partners;

  •
  changes in our code-share relationships;

  •
  the cyclical nature of the airline industry;

  •
  reduced utilization levels of our aircraft under our code-share agreements

  •
  competitive practices in the airline industry, including significant fare-restructuring activities, consolidation of major carriers, leaving fewer potential code-share partners, capacity reductions and bankruptcy filings and other restructurings by major and regional carriers, including Delta Air Lines ("Delta"), United Air Lines ("United") and Midwest Airlines, Inc. ("Midwest");

  •
  labor costs;

  •
  security-related and insurance costs;

  •
  weather conditions;

  •
  government legislation and regulation;

  •
  relations with our employees, including the impact of labor negotiations and agreements with our unionized and non-unionized employees;

  •
  litigation with Delta;

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

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ASA, our wholly-owned subsidiaries, we offer scheduled passenger service with approximately 2,300 daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as either Delta Connection, United Express or Midwest Connect flights under code-share arrangements with Delta, United or Midwest, respectively, with significant presence in their key domestic hubs and focus cities. SkyWest Airlines and ASA generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        SkyWest Airlines and ASA have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories—SkyWest Airlines has been flying since 1972 and ASA since 1979. As of December, 31, 2008, our consolidated fleet consisted of a total of 442 aircraft, of which 258 were assigned with Delta (12 Avions de Transport 72-210 turboprop aircraft were no longer in revenue service and ASA expects to return the aircraft to the lessor by February 28, 2009), 163 were assigned with United, 12 were assigned with Midwest and nine were used by SkyWest Airlines as additional maintenance spare aircraft. We currently operate one type of regional jet aircraft in three different configurations, the 50-seat Bombardier Aerospace ("Bombardier") CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900"), and one type of turboprop aircraft, the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop"). We also lease 12 66-seat Avions de Transport 72-210 turboprop aircraft (the "ATR-72 turboprop"), which are no longer in revenue service and are scheduled for return to the lessor by February 28, 2009.

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,500 daily scheduled departures as of December 31, 2008, of which approximately 990 were United Express flights, 430 were Delta Connection flights and 80 were Midwest Connect flights. SkyWest Airlines' operations are conducted from hubs located in Chicago (O'Hare), Denver, Los Angeles, Milwaukee, San Francisco and Salt Lake City. SkyWest Airlines' fleet as of December 31, 2008 consisted of 20 CRJ900s, all of which were flown for Delta, 65 CRJ700s, of which 52 were flown for United and 13 for Delta; 140 CRJ200s, of which 67 were flown for United, 52 were flown for Delta, 12 were flown for Midwest and nine were used by SkyWest Airlines as additional maintenance spare aircraft, and 56 Brasilia turboprops, of which 44 were flown for United and 12 were flown for Delta.

        SkyWest Airlines currently conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). In addition, the SkyWest Airlines Delta Connection Agreement provides for us to increase our profitability if we reduce our total costs. SkyWest Airlines' United code-share operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis plus a margin based on performance incentives (the "United Express Agreement"). Under the United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions. SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the "Midwest Services Agreement"). In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. SkyWest Airlines subsequently agreed to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. SkyWest Airlines also agreed to defer a portion of Midwest's weekly payment obligations for the period from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer, plus certain amounts Midwest owed to SkyWest Airlines at June 30, 2008, will be payable, with interest, by Midwest in four equal quarterly payments starting on August 31, 2009. In exchange for SkyWest Airlines' obligation to provide the designated number of flights and perform other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse or pay directly certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering.

  ASA

        ASA provides regional jet service primarily in the United States primarily from hubs located in Atlanta and Cincinnati. ASA offered more than 775 daily scheduled departures as of December 31, 2008, all of which were Delta Connection flights. ASA's fleet as of December 31, 2008, all of which were flown for Delta, consisted of 39 CRJ700s, 110 CRJ200s, and 12 ATR-72 turboprops (these aircraft were no longer in revenue service and ASA expects to return the aircraft to the lessor by February 28, 2009). Under the terms of the Second Amended and Restated Delta Connection Agreement executed by ASA and Delta (the "ASA Delta Connection Agreement"), Delta has agreed to compensate ASA for its direct costs associated with operating Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ASA Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned to or shared with Delta, depending on various conditions.

Growth Opportunities

        During the five years ended December 31, 2008, our total operating revenues expanded at a compounded annual rate of 29.6% and the number of daily flights we operated increased from approximately 1,500 as of December 31, 2004 to approximately 2,300 as of December 31, 2008. With the exception of our acquisition of ASA, our growth during that five-year period was internally generated. We believe there are additional opportunities for expansion of our operations, consisting primarily of:

  •
  Delivery of Aircraft Under Firm Order.    We have firm orders to acquire 18 new CRJ700s and one new CRJ900. On January 9, 2009, we announced that ASA reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by

    Delta and are contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. The aircraft will serve as replacements for 20, CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement. We have agreements with Delta and United to place all 29 of the new aircraft into revenue service, under long-term, fixed-fee contracts.

  •
  Scope Clause Relief.    "Scope clauses" are elements of major airlines' labor contracts with their pilots that place restrictions on the number and size of aircraft, or the amount of flight activity, that can be operated by major airlines' regional airline contractors such as ASA and SkyWest Airlines. Greater liberalization of scope clauses generally creates more business opportunities for regional airlines. Since 2001, five major domestic airlines (American Airlines, Inc. ("American"), Delta, Northwest Airlines, Inc. ("Northwest"), United and US Airways, Inc. "US Airways") have achieved some scope clause liberalization. If further efforts by major airlines to relax scope clause restrictions are successful, it may create incremental opportunities for regional airlines.

  •
  Narrowbody Replacement Flying.    A meaningful portion of the recent growth of the regional airline industry resulted from the replacement of major airline-operated narrowbody jet aircraft (such as 737s, DC9s, MD80s and A319s) with regional airline-operated jets on the same routes. Major carriers have replaced narrowbody aircraft in an effort to achieve advantages in trip costs, unit costs, frequency or a combination of these benefits. At present, the fleets of the six major domestic airlines include a significant number of narrowbody aircraft that are more than 15 years old. Such older aircraft are frequently less fuel and maintenance efficient than newer regional jet aircraft. If major airlines substitute newer regional jet equipment for any portion of these older narrowbody aircraft upon their retirement, we believe incremental growth opportunities will be created for regional airlines.

  •
  Acquisitions of Domestic Airlines.    The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between Delta and Northwest in 2008, the combination of America West Airlines and US Airways in September 2005, our acquisition of ASA in September 2005 and American Airlines' acquisition of the majority of Trans World Airlines' assets in 2001. If the industry continues to consolidate, we believe there may be additional growth opportunities for regional carriers or opportunities to acquire regional carriers.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ASA compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ASA extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ASA among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. ("American Eagle") (owned by American), Comair, Inc. ("Comair") (owned by Delta), Compass Airlines ("Compass") (owned by Delta), Mesaba Airlines ("Mesaba") (owned by Delta), ExpressJet Holdings, Inc. ("ExpressJet"), Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc.), Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic") and Trans State Airlines, Inc. Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines and ASA represent the largest regional airline operation in the United States. However, some of the major and low-cost carriers are larger, and may have greater financial and other resources than SkyWest Airlines and ASA. Additionally, regional carriers owned by major airlines, such as American Eagle, Comair, Compass and Mesaba, may have access to greater resources at the parent level than SkyWest Airlines and ASA, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns combined with competitive pressures have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ASA. Nevertheless, the per passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta, United or Midwest, or one or more other code-share partners we may secure in the future, experience a prolonged decline in passenger load or are harmed by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ASA or cancel flights in order to reduce their costs.

Industry Overview

  Majors, Low Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Continental Airlines, Inc. ("Continental"), Delta, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

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

        Regional airlines, such as ASA, ExpressJet, Mesa, Pinnacle, Republic and SkyWest Airlines, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including American Eagle, Comair, Compass, Mesaba and Horizon, are wholly-owned subsidiaries of major airlines.

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

  Growth of the Regional Airline Industry

        According to the Regional Airline Association, the regional airline sector of the airline industry experienced compounded annual passenger growth of 9.5% between 2003 and 2007. We believe the growth of the number of passengers using regional airlines and the revenues of regional airlines during the last decade is attributable to a number of factors, including:

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

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Denver, Los Angeles and San Francisco as United Express and out of Salt Lake City as Delta Connection and Milwaukee as Midwest Connect. ASA operates as Delta Connection out of Atlanta and Cincinnati. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets.

        The financial arrangements between the regional airlines and their code-share partners usually involve contractual, or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

  •
  Fixed-Fee Arrangements.    Under a fixed-fee arrangement, the major airline generally pays the regional airline a fixed-fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline earnings, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airlines absorb most of the risks, the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

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

Code-Share Agreements

        SkyWest Airlines operates under a United Express Agreement with United and a Midwest Services Agreement with Midwest, and SkyWest Airlines and ASA operate under Delta Connection Agreements with Delta. These code-share agreements authorize Delta, United and Midwest to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" or "YX") in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express or Midwest Connect. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta, United and Midwest. As of December 31, 2008, approximately 95% of our passenger revenues related to contract flights, where Delta, United or Midwest controls scheduling, ticketing, pricing and seat inventories. The remainder of or our passenger revenues related to pro-rate flights, where we control scheduling, ticketing, pricing and seat inventories, and share revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2008, SkyWest Airlines operated 20 CRJ900s, 13 CRJ700s and 52 CRJ200s under the SkyWest Airlines Delta Connection Agreement. Additionally, as of December 31, 2008, SkyWest Airlines operated 12 Brasilia turboprops under the Delta code under a revenue-sharing arrangement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2008, SkyWest Airlines was operating approximately 430 Delta Connection flights per day. Delta is entitled to all passenger, cargo and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the SkyWest Airlines Delta Connection Agreement, SkyWest Airlines is scheduled to receive from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to the Delta Connection flights plus (ii) a fixed dollar payment per completed flight block hour, subject to annual escalation at an agreed rate. Costs directly reimbursed by Delta under the SkyWest Airlines Delta Connection Agreement include costs primarily related to fuel, aircraft maintenance and ownership.

        The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances, including:

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

ASA Delta Connection Agreement

        ASA and Delta are parties to the ASA Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2008, ASA operated 39 CRJ700s, 110 CRJ200s and 12 ATR-72 turboprops for Delta under the ASA Delta Connection Agreement. The 12 ATR-72 turboprops are no longer in revenue service. ASA expects to return the aircraft to the lessor by February 28, 2009. ASA operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2008, ASA was operating more than 775 Delta Connection flights per day between Atlanta, Cincinnati and designated outlying destinations. Under the ASA Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

        In exchange for providing the designated number of flights and performing ASA's other obligations under the ASA Delta Connection Agreement, ASA is scheduled to receive from Delta on a weekly basis (i) reimbursement for 100% of its direct costs related to Delta Connection flights plus (ii) if ASA completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs (not including fuel costs) related to the Delta Connection flights. Costs directly reimbursed by Delta under the ASA Delta Connection Agreement include costs related to fuel, ground handling, and aircraft maintenance and ownership. The ASA Delta Connection Agreement also provides for incentive compensation based upon ASA's performance, including on-time arrival performance and completion percentage rates.

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

SkyWest Inc. Delta Connection Agreement

        In December 2006, we expanded our relationship with Delta by entering into a Delta Connection Agreement which awarded us the right to operate 12 CRJ700s, previously operated by Comair. This Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under the ASA Delta Connection Agreement. We have the right to designate either SkyWest Airlines or ASA to operate the 12 aircraft to provide service, primarily to and from Delta's Cincinnati hub through February 2012 (subject to Delta's right to extend the arrangement for up to three additional three-year terms). Under the arrangement, Delta has agreed to pay ASA or SkyWest Airlines, as applicable, a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee for overhead, a one-time start-up payment for each aircraft delivered and incentive payments based upon performance, including on-time arrival performance and completion percentage rates. Additionally, Delta has agreed to reimburse SkyWest Airlines or ASA, as applicable, for certain operating costs under this Delta Connection Agreement.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the United Express Agreement entered into on July 31, 2003. As of December 31, 2008, SkyWest Airlines operated 52 CRJ700s, 67 CRJ200s and 44 Brasilia turboprops under the United Express Agreement, flying a total of approximately 990 United Express flights per day between Chicago (O'Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma and designated outlying destinations. Generally, under the United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee per passenger, a fixed-fee for overhead and aircraft costs, and a one-time start-up payment for each aircraft delivered. The United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2008, 20 of the 44 Brasilia turboprops were operated under a revenue-sharing arrangement.

        The United Express Agreement is scheduled to expire incrementally on December 31, 2011, 2013, 2015, 2018 and 2020. United has the option, upon one year's notice, of extending the United Express Agreement for five years. The United Express Agreement is subject to early termination in various circumstances including:

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

Midwest Airline Services Agreement

        SkyWest Airlines and Midwest are parties to the Midwest Services Agreement entered into on December 20, 2006. In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. SkyWest Airlines subsequently agreed to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. SkyWest Airlines also agreed to defer a portion of Midwest's weekly payment obligations from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer, plus certain amounts Midwest owed to us at June 30, 2008, will be payable, with interest by Midwest in four equal quarterly payments starting on August 31, 2009. As of December 31, 2008, SkyWest Airlines flew approximately 80 Midwest Connect flights per day between Milwaukee and designated outlying destinations.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering.

        The Midwest Services Agreement expires at various dates during 2010. The Midwest Services Agreement is subject to early termination in various circumstances, including:

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

Markets and Routes

        As of December 31, 2008, SkyWest Airlines scheduled the following daily flights as a United Express carrier: 218 flights to or from Chicago O'Hare International Airport, 274 flights to or from

Denver International Airport, 212 flights to or from Los Angeles International Airport, 212 flights to or from San Francisco International Airport and 74 flights to or from other outlying airports.

        As of December 31, 2008, SkyWest Airlines scheduled 87 daily flights as a Midwest Connect carrier to or from Milwaukee International Airport.

        As of December 31, 2008, SkyWest Airlines and ASA scheduled the following daily flights as Delta Connection carriers: 718 flights to or from Hartsfield-Jackson Atlanta International Airport, 500 flights to or from Salt Lake City International Airport, 52 flights to or from Cincinnati/Northern Kentucky International Airport and five flights to or from other outlying airports.

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

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our code-share agreements with Delta, United and Midwest provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2008, approximately 97.1% of our fuel purchases were associated with our Delta, United and Midwest code-share agreements and were reimbursed by our major partners. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

        As of December 31, 2008, SkyWest and SkyWest Airlines collectively employed 8,987 full-time equivalent employees consisting of 4,229 pilots and flight attendants, 3,201customer service personnel, 1,079 mechanics and other maintenance personnel, and 478 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

        As of December 31, 2008, ASA employed approximately 4,348 full-time equivalent employees consisting of 2,502 pilots and flight attendants, 703 customer service personnel, 884 mechanics and other maintenance personnel, and 259 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International, ASA's flight attendants are represented by the Association of Flight Attendants—CNA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in 2011. The collective bargaining agreement between ASA and its flight controllers became amendable in April 2006, and ASA is currently engaged in negotiations with its flight controllers. ASA has never experienced a work stoppage due to a strike or other labor dispute, and considers its relationships with employees to be good.

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

        All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ASA are also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ASA are in compliance in all material respects with these laws and regulations.

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

Safety and Security

        We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ASA have taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code-share partners, include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

        SkyWest Airlines and ASA maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, and workers' compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

        If any of our code-share agreements are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

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

We may be negatively impacted by the troubled financial condition of Delta and United.

        For the year ended December 31, 2008 approximately 96.6% of our ASMs were attributable to our code-share agreements with Delta and United. Both Delta and United have incurred significant losses in recent years, which materially weakened their financial condition. Because of their weakened financial condition, there is no assurance that either United or Delta will ultimately succeed or will remain a going concern over the long term. Volatility in fuel prices may negatively impact both Delta's and United's results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in jet fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

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

        The financial condition of Delta and United will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy again, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, more volatile operating margins and more aggressive contractual positions, which could result in additional litigation. We believe that any of these developments could have a negative effect on many aspects of our operations and financial performance.

We may be negatively impacted by the troubled financial condition and restructuring of Midwest

        In June 2008, we were notified that Midwest was in the process of organizing an out-of-court financial restructuring. In the event of a Midwest bankruptcy filing, Midwest may reject the Midwest Services Agreement in the bankruptcy proceedings. As of December 31, 2008, we operated 12 CRJ200s pursuant to the Midwest Services Agreement. For the year ended December 31, 2008 approximately 3.4% of our ASMs were generated under the Midwest Services Agreement. Midwest is currently working on a restructuring plan; and we have agreed to modify the payment terms of the Midwest Services Agreement, primarily to defer certain amounts payable to us by Midwest. There is no assurance that Midwest will ultimately succeed in its reorganization efforts or will remain a going concern over the long term. In the event of a Midwest bankruptcy filing or in the event of a re-negotiated contract in an out-of-court financial restructuring arrangement, we have the residual aircraft ownership risk. If, under such circumstances, we are unable to develop alternative uses for the aircraft we are currently flying for Midwest, such events would adversely affect our financial results.

The amounts we receive under our code-share agreements may be less than the actual amounts of the corresponding costs we incur.

        Under our code-share agreements with Delta, United and Midwest, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2008, approximately 55% of our costs were pass-through costs and approximately 45% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

SkyWest Airlines and ASA are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the SkyWest Airlines and ASA Delta Connection Agreements. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to Delta Connection passengers under certain situations. As a result of the dispute, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA. As of December 31, 2008, we had recognized a cumulative total of $32.4 million of revenue associated with funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter. The position Delta has taken with respect to IROP expenses is inconsistent with the parties' treatment of those expenses under the SkyWest Airlines and ASA Delta Connection Agreements since their execution in September 2005. We have not recorded an allowance related to the dispute in our consolidated financial statements. There can be no assurance that the dispute will be resolved consistent with the position taken by SkyWest Airlines and ASA. If the dispute is not resolved consistent with the position taken by SkyWest Airlines and ASA our financial results would be negatively impacted. The litigation may have other negative effects on our relationship with Delta and our operations under the existing Delta Connection Agreements.

We have a significant amount of contractual obligations.

        As of December 31, 2008, we had a total of approximately $1.8 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2008, we had 287 aircraft under lease, with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $3.0 billion at December 31, 2008. At a 7.39% discount factor, the present value of these lease obligations was equal to approximately $2.0 billion at December 31, 2008. As of December 31, 2008, we had commitments of approximately $459.7 million to purchase one CRJ900s and 18 CRJ700s. We expect to complete these deliveries by the first quarter of 2010. On January 9, 2009, we announced that ASA has reached an agreement with Delta to operate an additional 10 CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

There are risks associated with our regional jet strategy, including potential oversupply and possible passenger dissatisfaction.

        Our selection of Bombardier Regional Jets as the primary aircraft for our existing operations and projected growth involves risks, including the possibility that there may be an oversupply of regional jets available for sale in the foreseeable future, due, in part, to the financial difficulties of regional and major airlines, including Delta, United, Comair, Mesa and ExpressJet. A large supply of regional jets may allow other carriers, or even new carriers, to acquire aircraft for unusually low acquisition costs, allowing them to compete more effectively in the industry, which may ultimately harm our operations and financial performance.

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

        Delta, United and/or Midwest may be restricted in increasing their business with us, due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta's scope limitations restrict its partners from operating aircraft with over 76 seats, even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

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

Economic and industry conditions constantly change, and negative economic conditions in the United States and other countries may create challenges for us that could materially and adversely affect our business and results of operations.

        Our business and our results of operations are affected by many changing economic and other conditions beyond our control, including, among others:

  •
  recent disruptions in the credit markets have resulted in greater volatility, less liquidity, widening of credit spreads, and decreased availability of financing. As a result of these factors, there can be no assurance that financing will be available to us on acceptable terms, if at all. An inability to obtain necessary additional financing on acceptable terms would have an adverse impact on us and on our ability to sustain our operations.

  •
  actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks or political instability;

  •
  changes in consumer preferences, perceptions, spending patterns or demographic trends;

  •
  changes in the competitive environment due to industry consolidation and other factors;

  •
  actual or potential disruptions to U.S. air traffic control systems;

  •
  outbreaks of diseases that affect travel behavior; and

  •
  weather and natural disasters.

In addition, due to generally greater demand for air travel during the summer, our revenues in the second and third quarters of the year tend to be stronger than revenues in the first and fourth quarters of the year.

Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

        Our code-share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code-share agreements. Generally, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements. For the year ended December 31, 2008 our block hours decreased approximately 4.3% from the year ended December 31, 2007 and for certain months of the year ended December 31, 2008 the block hours flown under certain of our code-share agreements were lower than the minimum levels set forth in those agreements. However, if our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Continued reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2008, our salary, wage and benefit costs constituted approximately 22.3% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        ASA's pilots, flight attendants and flight controllers are represented by unions, including: The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in 2011. The contract with ASA's flight controllers became amendable in April 2006, and ASA is currently engaged in negotiations with its flight controllers. Negotiations with unions representing ASA's employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. In addition, there are other ASA employees that are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. We recognize that such efforts will likely continue in the future and may ultimately result in additional ASA employees being represented by one or more unions. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

        SkyWest Airlines' employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. We recognize that such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines' employees being represented by one or more unions. Moreover, one or more unions representing ASA employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines' employees. One or more unions representing ASA employees may also assert that SkyWest Airlines' employees should be subject to ASA collective bargaining agreements. If SkyWest Airlines' employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines' employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

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

We have been adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.

        Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of current high prices for a significant period of time, would have a material adverse impact on us.

        Pursuant to our contract flying arrangements, our partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 42% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. Our operating and financial results can be affected by the price and availability of jet fuel. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to our pro-rate customers by increasing fares. Fuel prices are volatile, and increased significantly in 2007 and 2008. Although we have had some recent success in raising fares in our pro-rate markets, these fare increases have not kept pace with the recent extraordinary increases in the price of fuel. Furthermore, although fuel prices have moderated in recent months, increased fare competition and lower revenues may offset any potential benefit of lower fuel prices.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require, which could have a material adverse impact on our business.

        We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the year ended December 31, 2008, 50.5% of our available seat miles were flown using CRJ200s, 37.5% of our available seat miles were flown using CRJ700s and 7.2% of our available seat miles were flown using CRJ900s. As of December 31, 2008, we had commitments of approximately $459.7 million to purchase one CRJ900 and 18 CRJ700s. We expect to complete these deliveries by the first quarter of 2010. On January 9, 2009, we announced that ASA has reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and will be contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. The aircraft will serve as replacements for 20 CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement. Additionally, we have obtained options to acquire another 22 regional jets that can be delivered in 70 to 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

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

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        Our maintenance costs increased $83.7 million, or 28.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The average age of our CRJ200s is approximately 7.3 years. Most of the parts on the CRJ200 fleet are no longer under warranty and we have started to incur more heavy airframe checks and engine overhauls. Our maintenance costs are expected to continue to increase on this fleet. Under our United Express Agreement and Midwest Services Agreement, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in our United Express and Midwest Connect operations. The actual cost of maintenance on CRJ200 engines may vary from the agreed upon rates.

        Because the average age of our CRJ900s and CRJ700s as of December 31, 2008 was approximately 1.8 and 4.4 years, respectively, our CRJ900 and CRJ700 fleets require less maintenance now than it will in the future. We have incurred relatively low maintenance expenses on our CRJ900 and CRJ700 fleet because most of the parts on these aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire.

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

        We currently operate primarily through hubs in Atlanta, Los Angeles, Milwaukee, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky and the Pacific Northwest. Nearly all of our flights will either originate or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ASA. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, Milwaukee and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, operations and financial performance.

Our investment in a foreign airline may negatively impact our profitability.

        On September 4, 2008, we announced our intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2008, we made an investment of $5 million for a 6.7% interest in Trip, which is recorded under "Other assets" on our consolidated balance sheet. If Trip meets or exceeds certain financial targets, we are scheduled to make an additional $15 million investment on March 1, 2009 and another $10 million investment on March 1, 2010. There is no assurance that Trip will ultimately succeed in its business plan. In the event that Trip incurs operating losses or files for bankruptcy, such events would negatively impact our profitability.

Fluctuations in interest rates could adversely affect our liquidity, operating expenses and results.

        A substantial portion of our indebtedness bears interest at fluctuating interest rates. These are primarily based on the London interbank offered rate for deposits of U.S. dollars, or "LIBOR." LIBOR tends to fluctuate based on general economic conditions, general interest rates, federal reserve rates and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure and, accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event, we may have difficulty making interest payments and funding our other fixed costs and our available cash flow for general corporate requirements may be adversely affected.

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

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major carriers, including Delta and United the slowing U.S. economy and increased hostilities in Iraq, the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways, Frontier, and AirTran, among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between Delta and Northwest Airlines in October 2008. America West Airlines and US Airways in September 2005, and American Airlines' acquisition of the majority of Trans World Airlines' assets in 2001. Several of the major airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

        As a result of the Delta and Northwest merger, Delta may change its strategy regarding the use of its wholly owned regional carriers and the use of third party regional carriers such as SkyWest Airlines and ASA. Delta may also make other strategic changes such as changing and or consolidating hub locations. If Delta were to make changes such as these in its strategy and operations, our operations and financial results could be adversely impacted.

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

        The price of aircraft fuel is unpredictable and was volatile during much of 2008. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decreases will likely have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2008, we had 56,369,712 shares outstanding. In addition, as of December 31, 2008, we had equity-based incentive plans under which 2,468,859 shares are reserved for issuance and an employee stock purchase plan under which 1,076,672 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

The amount of dividends we pay may decrease or we may not pay dividends.

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

Provisions of our charter documents and code-share agreements may limit the ability or desire of others to gain control of our company.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2008, we owned or leased a fleet of aircraft, consisting of the following types of aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	86	164	50	1,500	530	7.3
CRJ700s	48	56	70	1,600	530	4.4
CRJ900s	10	10	90	1,500	530	1.8
Brasilia Turboprops	11	45	30	300	300	11.7
ATR-72 Turboprops(1)	—	12	66	300	300	15.2

(1)
As of December 31, 2008, the 12 ATR-72 turboprops were no longer in revenue service, and ASA expects to return the aircraft to the lessor by February 28, 2009.

        SkyWest Airlines has firm orders to acquire 18 new CRJ700s and one new CRJ900. On January 9, 2009, we announced that ASA has reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. The aircraft will serve as replacements for 20 CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement. In addition, gross committed expenditures for these 29 aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $459.7 million through the first quarter of 2010. SkyWest Airlines and ASA have also obtained combined options for another 22 Bombardier Regional Jets that can be delivered in either 70 or 90-seat configurations.

        The following table outlines the number of Bombardier Regional Jets that SkyWest Airlines and ASA are scheduled to receive during each of the periods set forth below and the expected size and composition of our combined fleet following the receipt of these aircraft. The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of the lease.

	During the fiscal year ending December 31,
	2009	2010	2011	2012
Additional aircraft deliveries
Additional CRJ200s	0	0	0	0
Additional CRJ700s	14	4	0	0
Additional CRJ900s	11	0	0	0

	As of December 31,
	2009	2010	2011	2012
Expected fleet size
Total Bombardier Regional Jets	399	389	385	371
Total Brasilia Turboprops	54	45	30	29
Total Combined Fleet	453	434	415	400

  Bombardier Regional Jets

        The Bombardier Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, as well as a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier Regional Jets is comparable to larger aircraft operated by the major airlines, and they have a range of approximately 1,600 miles; however, because of their smaller size and efficient design, the per-flight cost of operating a Bombardier Regional Jet is generally less than that of a 120-seat or larger jet aircraft.

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2008, SkyWest Airlines operated 56 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

Ground Facilities

        SkyWest Airlines and ASA own or lease the following principal properties:

SkyWest Airlines Facilities

  •
  SkyWest Airlines owns a 56,600 square foot aircraft maintenance facility in Palm Springs, California.

  •
  SkyWest Airlines leases a 131,300 square foot facility at the Salt Lake International Airport. This facility consists of a 58,400 square-foot aircraft maintenance hangar and a 72,900 square-foot training and office facility. In January 2002, SkyWest Airlines entered into a sale lease-back agreement with the Salt Lake Airport Authority. SkyWest Airlines is leasing the facility under an operating lease arrangement over a 26-year term.

  •
  SkyWest Airlines leases a 90,000 square foot aircraft maintenance and training facility at the Salt Lake City International Airport. The Salt Lake City facility consists of 40,000 square feet of maintenance facilities and 50,000 square feet of training and other facilities. We originally constructed the Salt Lake City facility and subsequently sold it to and leased it back from the Salt Lake City Airport Authority. SkyWest Airlines is leasing the facility under an operating lease arrangement over a 36-year term.

  •
  SkyWest Airlines owns a 55,000 square-foot maintenance accessory shop and a 5,000 square-foot office facility in Salt Lake City, Utah.

  •
  SkyWest Airlines leases a 90,000 square-foot maintenance hangar and a 15,000 square-foot office facility in Fresno, California.

  •
  SkyWest Airlines leases a 70,000 square-foot maintenance hangar in Tucson, Arizona.

  •
  SkyWest Airlines owns a 57,000 square-foot maintenance facility and a 28,000 square-foot office facility in Chicago, Illinois.

  •
  SkyWest Airlines owns a 55,000 square-foot hangar and a 46,000 square-foot office facility in Colorado Springs, Colorado.

  •
  SkyWest Airlines leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with SkyWest Airlines personnel. Other airlines, including Delta, Midwest and United, provide ticket handling and/or ground support services for SkyWest Airlines in 65 of the 157 airports SkyWest Airlines serves.

  •
  We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square feet, respectively. Both facilities were internally funded with cash generated from operations and were subsequently refinanced with third-party debt.

ASA Facilities

  •
  ASA leases from the City of Atlanta Department of Aviation an aircraft hangar complex located at the Hartsfield-Jackson Atlanta International Airport. The complex includes a 204,827 square-foot hangar facility, a 15,015 square-foot ground service equipment maintenance facility, aircraft parking, employee parking, a newly-constructed 18,110 square-foot training facility and 71,209 square feet of newly-renovated office space which is utilized ASA's corporate headquarters. The lease agreement for the Aircraft Hanger Complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  ASA leases from Macon-Bib County Industrial Authority an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,425 square-foot aircraft hangar facility and 41,140 square feet of training and office space. The lease agreement has a sixteen-year term and is scheduled to expire on April 1, 2018.

  •
  ASA leases from the City of Baton Rouge/Parish of East Baton Rouge an aircraft hangar Complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square feet of office support space. ASA has the right to occupy the Baton Rouge Aircraft Hangar Complex rent-free until 2022.

  •
  ASA leases from Atlanta Telecom Center Acquisition, LLC. 63,800 square-foot warehouse facility located at the Hartsfield- Jackson Atlanta International Airport. The lease agreement has a ten-year term and is scheduled to expire on February 26, 2012.

  •
  ASA leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Cincinnati, Ohio; Columbia, South Carolina; Fort Walton Beach, Florida; Montgomery, Alabama and Shreveport, Louisiana.

  •
  ASA leases from the City of Atlanta Department of Aviation 13 gates and other premises of the Central Passenger Terminal Complex (CPTC) located on Concourse C at Hartsfield-Jackson Atlanta International Airport. The CPTC lease agreement has a twenty -year term and is scheduled to expire on September 20, 2010.

  •
  ASA leases from the City of Atlanta Department of Aviation three priority use gates on Concourse C at Hartsfield-Jackson Atlanta International Airport. The priority use gate agreement is scheduled to expire on September 20, 2010.

  •
  ASA sub-leases from US Airways six gates on Concourse D at Hartsfield-Jackson Atlanta International Airport. The sub-lease agreement is scheduled to expire on September 20, 2010.

  •
  ASA leases ticket counter, check-in, boarding and support facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with ASA personnel. Other airlines, including Delta, provide ticket handling and/or ground support services for ASA in 74 of the 110 airports ASA serves.

        Our management deems SkyWest Airlines' and ASA's current facilities as being suitable and necessary to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2008, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA. As of December 31, 2008, we had recognized a cumulative total of $32.4 million of revenue associated with funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta's Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its Counterclaim.

        On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint. A hearing on the Motion was held June 5, 2008. In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. SkyWest Airlines and ASA currently intend to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court's ruling on the Motion to Dismiss, and their defenses to Delta's counterclaims.

        We have evaluated the Delta dispute in accordance with the provisions of Statement of Financial Accounting Standard ("SFAS No.5"), Accounting for Contingencies. Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of December 31, 2008.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq National Market under the symbol "SKYW." At February 16, 2009, there were approximately 1,033 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2008		2007
Quarter	High	Low	High	Low
First	$26.64	$20.43	$28.43	$24.70
Second	21.77	12.65	28.17	23.83
Third	20.64	11.45	25.44	21.94
Fourth	18.60	11.52	28.99	23.75

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2008 and 2007, our Board of Directors declared regular quarterly dividends of $0.03 per share. However, on November 12, 2008, our Board of Directors declared a regular quarterly cash dividend of $0.04 per share payable to stockholders of record on December 31, 2008, and paid the dividend on January 5, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2008.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,470,734	$20.90	3,545,531

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 7 to our Consolidated Financial Statements for the fiscal year ended December 31, 2008, included in Item 8 of this Report, for additional information regarding these plans.

Purchases of Equity Securities

        Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended December 31, 2008:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 – October 31, 2008	—	$—	—	5,499,550
November 1 – November 30, 2008	580,874	13.25	580,874	4,918,676
December 1 – December 31, 2008	275,200	15.00	856,074	4,643,476

Total	856,074	$13.81	856,074	4,643,476

(1)
Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors authorized the repurchase of up to 15,000,000 shares of our common stock. Purchases are made at management's discretion based on market conditions and our financial resources. As of December 31, 2008, we had spent approximately $228.6 million to purchase and retire approximately 10,356,524 shares of common stock. The authorization of Board of Directors does not have an expiration date.

Stock Performance Graph

        The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2008, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of passenger airlines, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
		Years Ending
	Base Period Dec03
Company Name / Index		Dec04	Dec05	Dec06	Dec07	Dec08
SkyWest, Inc.	100	111.77	150.48	143.58	151.83	106.00
NASDAQ Composite	100	108.41	110.79	122.16	134.29	79.25
Peer Group	100	95.56	107.77	160.08	140.12	86.81

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market. The members of the Peer Group are: Air France-KLM-ADR; Air T, Inc.; Air Transport Services Group; Allegiant Travel Co.; British Airways PLC-ADR; Deutsche Lufthansa AG-ADR; Frontier Airlines Holdings; Great Lakes Aviation Ltd.; Hawaiian Holdings, Inc.; Japan Airlines Corp-ADR; JetBlue Airways Corp.; Mesa Air Group, Inc.; Pinnacle Airlines Corp.; Republic Airways Holdings Inc.; Ryanair Holdings PLC-ADR; SkyWest, Inc.; and UAL Corp.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2008	2007	2006	2005(2)	2004
Operating revenues	$3,496,249	$3,374,332	$3,114,656	$1,964,048	$1,156,044
Operating income	255,231	344,524	339,160	220,408	144,776
Net income	112,929	159,192	145,806	112,267	81,952
Net income per common share:
Basic	$1.95	$2.54	$2.33	$1.94	$1.42
Diluted	1.93	2.49	2.30	1.90	1.40
Weighted average shares:
Basic	57,790	62,710	62,474	57,851	57,858
Diluted	58,633	64,044	63,382	58,933	58,350
Total assets	$4,014,291	$3,990,525	$3,731,419	$3,320,646	$1,662,287
Current assets	1,220,668	1,210,139	1,095,454	693,632	712,337
Current liabilities	386,604	398,219	408,431	615,917	170,467
Long-term debt, net of current maturities	1,681,705	1,732,748	1,675,626	1,422,758	463,233
Stockholders' equity	1,275,521	1,246,007	1,178,293	913,198	779,055
Return on average equity(1)	9.0%	13.1%	13.9%	13.2%	11.0%
Cash dividends declared per common share	$0.13	$0.12	$0.12	$0.12	$0.12

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

Selected Operating Data

	Year Ended December 31,
	2008		2007		2006		2005		2004
Block hours	1,376,815		1,438,818		1,298,769		866,975		589,129
Departures	872,288		904,795		857,631		623,307		464,697
Passengers carried	33,461,819		34,392,755		31,465,552		20,343,975		13,424,520
Revenue passenger miles (000)	17,101,910		17,892,282		15,819,191		9,538,906		5,546,069
Available seat miles (000)	22,020,250		22,968,768		20,209,888		12,718,973		7,546,318
Revenue per available seat mile	15.9	¢	14.7	¢	15.4	¢	15.4	¢	15.3	¢
Cost per available seat mile	15.2	¢	13.7	¢	14.3	¢	14.1	¢	13.6	¢
Average passenger trip length	511		520		503		469		413
Number of operating aircraft at end of year	442		436		410		380		206

        The following terms used in this section and elsewhere in this Report have the meanings indicated below:

        "Revenue passenger miles" represents the number of miles flown by revenue passengers.

        "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles the seats are flown.

        "Revenue per available seat mile" represents passenger revenue divided by available seat miles.

        "Cost per available seat mile" represents operating expenses plus interest divided by available seat miles.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2008, 2007 and 2006. Also discussed is our financial position as of the end of December 31, 2008 and 2007. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ASA, we operate the largest regional airline in the United States. As of December 31, 2008, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,300 total daily departures to 218 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of December 31, 2008, we provided ground handling services for approximately eight other airlines throughout our system. As of December 31, 2008, we operated a combined fleet of 442 aircraft consisting of 250 CRJ200s (67 assigned to United, 162 assigned to Delta, 12 assigned to Midwest and nine used by SkyWest Airlines as additional maintenance spare aircraft) 104 CRJ700s (52 assigned to United and 52 assigned to Delta), 20 CRJ900s (all assigned to Delta), 56 Brasilia turboprops (44 assigned to United and 12 assigned to Delta), and 12 ATR-72 turboprops (all assigned to Delta). As of December 31, 2008, the 12 ATR-72 turboprops were no longer in revenue service, and ASA expects to return the aircraft to the lessor by February 28, 2009. We believe our success in attracting multiple contractual relationships with major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the year ended December 31, 2008, approximately 56.3% of our aggregate capacity was operated under the Delta code, approximately 40.3% was operated under the United code and approximately 3.4% was operated under the Midwest code.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In December 2006, SkyWest Airlines and Midwest entered into an Airline Services Agreement (the "Midwest Services Agreement"). SkyWest Airlines serves markets from Midwest's hub in Milwaukee. As of December 31, 2008, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee operating more than 1,500 total daily flights.

        ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 775 daily flights, all in the Delta Connection system.

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

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2008, contract flying revenue and pro-rate revenue represented approximately 96% and 4%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of December 31, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 58% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 42% flown under pro-rate arrangements.

Financial Highlights

        We had revenues of $3.5 billion for the year ended December 31, 2008, a 3.6% increase, compared to revenues of $3.4 billion for the year ended December 31, 2007. We had net income of $112.9 million for the year ended December 31, 2008, a decrease of 29.1%, or $1.93 per diluted share, compared to $159.2 million of net income, or $2.49 per diluted share, for the year ended December 31, 2007.

        The significant items affecting our financial performance during 2008 are outlined below:

        In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. Subsequently, SkyWest Airlines reached an agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, SkyWest Airlines agreed to defer a portion of Midwest's weekly payment obligations from July 1, 2008 through November 30, 2008. The amount we agreed to defer plus certain amounts Midwest owed to SkyWest Airlines at June 30, 2008 will be payable, with interest, by Midwest in four equal quarterly payments starting on August 31, 2009. Because of the unique modified payment terms associated with the deferred amounts, we did not recognize the revenue associated with the deferred payments in our consolidated statements of income for the year ended December 31, 2008. The total amount of deferred payments for the year ended December 31, 2008 is $9.0 million.

        During 2008, our operating subsidiaries, SkyWest Airlines and ASA, experienced reductions in the block hours scheduled by their major partners under their code-sharing agreements. Under our contract flying arrangements with our partners, a portion of our compensation is received using fixed rates per completed block hour. This reduction in block hours reduced the profitability of SkyWest Airlines and ASA in 2008 under those agreements as we were unable to reduce our operating costs at the same rate as the reduction in scheduled block hours. The financial impact of the block hour reduction, imposed by our major partners during the year ended December 31, 2008 was larger than we originally anticipated. For the year ended December 31, 2008 our block hours have decreased approximately 4.3% from the year ended December 31, 2007.

        We are at risk for increased fuel prices on our pro-rate flying operations, pursuant to which we receive a pro-rated portion of the passenger fare as revenue. As of December 31, 2008, we operated a total of 32 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the year ended December 31, 2008, the cost of fuel associated with the pro-rate operations increased approximately $6.5 million (pre-tax) compared to the prior period.

        Our maintenance costs increased $83.7 million, or 28.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $54.8 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income. The increase in maintenance costs, excluding engine overhaul costs was principally due to other scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft. Additionally, since December 31, 2007, we added four used CRJ200s and two used CRJ700s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service.

        Total available seat miles ("ASMs") for the year ended December 31, 2008 decreased 4.1%, compared to the year ended December 31, 2007, primarily as a result of our major partners decreasing the utilization of our aircraft and a reduction in the number of aircraft we operated for Midwest. During the year ended December 31, 2008, we generated 22.0 billion ASMs, compared to 23.0 billion ASMs during the year ended December 31, 2007.

        At December 31, 2008, we had approximately $705.2 million in cash and cash equivalents, restricted cash and marketable securities, compared to approximately $660.4 million as of December 31, 2007. During the year ended December 31, 2008, we spent approximately $102.6 million to purchase and retire approximately 5.4 million shares of our common stock. During the year ended December 31, 2008, we acquired three new CRJ 900s, which were financed through long-term debt agreements. We also acquired two used CRJ 700s under sublease arrangements with a major partner at nominal monthly amounts. We also acquired four used CRJ200s, which we financed under long-term debt arrangements.

Outlook

        On October 12, 2007, we announced SkyWest Airlines' plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from operation under the United Express Agreement and add 66 seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in order to ensure a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that SkyWest Airlines placed a firm order for 22 aircraft with Bombardier. During the fourth quarter of 2008, SkyWest Airlines took delivery of three CRJ900s. SkyWest Airlines is scheduled to take delivery of the remaining aircraft during 2009 and the first quarter of 2010.

        On January 9, 2009, we announced that ASA reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. We expect to acquire these aircraft under sublease arrangements with Delta at nominal monthly amounts. ASA intends to use the aircraft as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

        As of December 31, 2008, the 12 ATR-72 turboprops were no longer in revenue service, and ASA expects to return the aircraft to the lessor by February 28, 2009.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2008, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the prior period's approved rates adjusted for the current contract negotiations. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under our established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under our United Express Agreement. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

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

Impairment of Long-Lived and Intangible Assets

        As of December 31, 2008, we had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2008, we had approximately $26.2 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2008, we had recorded $7.5 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2008. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

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

Fair value

        We have adopted SFAS No. 157 "Fair Value Measurements" ("SFAS 157") as it applies to financial assets and liabilities effective January 1, 2008. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles ("GAAP") and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For additional information on the fair value of certain financial assets and liabilities, see Note 5 to our consolidated financial statements.

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

2008 Compared to 2007

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year ended December 31,
	2008		2007		% Change
Revenue passenger miles (000)	17,101,910		17,892,282		(4.4)
Available seat miles ("ASMs") (000)	22,020,250		22,968,768		(4.1)
Block hours	1,376,815		1,438,818		(4.3)
Departures	872,288		904,795		(3.6)
Passengers carried	33,461,819		34,392,755		(2.7)
Passenger load factor	77.7%		77.9%		(0.2	)pts
Revenue per available seat mile	15.9	¢	14.7	¢	8.2
Cost per available seat mile	15.2	¢	13.7	¢	10.9
Fuel cost per available seat mile	5.5	¢	4.6	¢	19.6
Average passenger trip length (miles)	511		520		(1.7)

        Revenues.    Operating revenues increased $121.9 million, or 3.6%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues (dollar amounts in thousands).

	Year end December 31,
	2008	2007	$ Change	% Change
Passenger revenues	$3,466,287	$3,342,131	$124,156	3.7%
Less: Fuel reimbursement from major partners	1,185,201	1,034,630	150,571	14.6%
Less: Engine overhaul reimbursement from major partners	120,101	67,961	52,140	76.7%

Passenger revenue excluding fuel and engine overhauls reimbursements	$2,160,985	$2,239,540	$(78,555)	(3.5)%

        Passenger revenues.    Passenger revenues increased $124.2 million, or 3.7%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in passenger revenues was primarily due to an increase in fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $150.6 million or 14.6%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $78.6 million, or 3.5%, during the year ended December 31, 2008, compared to the year ended December 31, 2007 . In June 2008, we were notified that Midwest was in the process of organizing a financial restructuring. We subsequently reached agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified agreement, we agreed to defer a portion of Midwest's weekly payment obligations from July 1, 2008 through November 30, 2008. The amount we agreed to defer, plus certain amounts Midwest owed us at June 30, 2008, are payable, with interest, by Midwest in four equal quarterly payments starting on August 31, 2009. Because of the unique modified payment terms associated with the deferred amounts, we did not recognize the revenue associated with the deferred payments in our consolidated statements of income for the year ended December 31, 2008. The total amount of deferred payments for the year ended December 31, 2008 is $9.0 million.

        Ground handling and other.    Total ground handling and other revenues decreased $2.2 million, or 7.0%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the "Ground handling and other" line in our consolidated statements of income. The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

        Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. ASMs reflect both the number of aircraft in an airline's fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation in this Item 7 is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Year ended December 31,
	2008	2007	$ Change	% Change
					2008 Cents Per ASM	2007 Cents Per ASM
	Amount	Amount	Amount	Percent
Aircraft fuel	$1,220,618	$1,062,079	$158,539	14.9%	5.5	4.6
Salaries, wages and benefits	724,094	726,947	(2,853)	(0.4)%	3.3	3.2
Aircraft maintenance, materials and repairs	381,653	297,960	83,693	28.1%	1.7	1.3
Aircraft rentals	295,784	294,443	1,341	0.5%	1.4	1.3
Depreciation and amortization	220,195	208,944	11,251	5.4%	1.0	0.9
Station rentals and landing fees	132,017	135,757	(3,740)	(2.8)%	0.6	0.6
Ground handling services	106,135	140,374	(34,239)	(24.4)%	0.5	0.6
Other	160,522	163,304	(2,782)	(1.7)%	0.7	0.7

Total operating expenses	3,241,018	3,029,808	211,210	7.0%	14.6	13.2
Interest	106,064	126,320	(20,256)	(16.0)%	0.5	0.5

Total airline expenses	$3,347,082	$3,156,128	190,954	6.1%	15.1	13.7

        Fuel.    Fuel costs increased $158.5 million, or 14.9% during the year ended December 31, 2008, compared to the year ended December 31, 2007. The average cost per gallon of fuel increased to $3.33 per gallon during the year ended December 31, 2008 from $2.41 during the year ended December 31, 2007. The increase in the average cost per gallon during the year ended December 31, 2008 was mitigated by United purchasing fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver. Midwest also purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense:

	For the year ended December 31,
(in thousands, except per gallon amounts)	2008	2007	% Change
Fuel gallons purchased	366,540	440,044	(16.7)%
Average price per gallon	$3.33	$2.41	38.2%
Fuel expense	$1,220,618	$1,062,079	14.9%

        We are at risk for increased fuel prices on our pro-rate flying operations, whereby we receive a pro-rated portion of the passenger fare as revenue. As of December 31, 2008, we operated a total of 32 Brasilia turboprops under separate pro-rate agreements with Delta and United. During the year ended December 31, 2008, the cost of fuel associated with the pro-rate operations increased approximately $6.5 million (pre-tax) compared to the year ended December 31, 2007.

        Salaries Wages and Employee Benefits.    Salaries, wages and employee benefits decreased $2.9 million, or 0.4%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The average number of full-time equivalent employees decreased 2.6% to 14,315 for the year ended December 31, 2008, from 14,694 for the year ended December 31, 2007. The decrease in number of employees was significantly due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta and United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008.

        Aircraft maintenance, materials and repairs.    Maintenance costs increased $83.7 million, or 28.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $54.8 million during the year ended December 31, 2008 compared to the year ended December 31, 2007. The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income. The increase in maintenance excluding engine overhaul costs was principally due to other scheduled maintenance events on our aging CRJ200 and CRJ 700 aircraft and repairs incurred on aircraft damaged during the normal course of business. Additionally, since December 31, 2007, we added four used CRJ200s and two used CRJ700s to our fleet. Compared to new aircraft, used aircraft typically experience higher maintenance costs during the first year of service.

        Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines. We record the gross amount of that maintenance as revenue in our consolidated statements of income, and we recognize engine maintenance expense on our CRJ 200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the year ended December 31, 2008, we collected and recorded $31.4 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, which is intended to compensate us for the expense of future engine maintenance overhauls.

        Aircraft rentals.    Aircraft rentals increased $1.3 million or 0.5% during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in aircraft rents was primarily due to the addition of two used CRJ700s that were financed through long-term leases.

        Depreciation and amortization.    Depreciation and amortization expense increased $11.3 million , or 5.4%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in depreciation and amortization was primarily due to the addition of four CRJ200 and three CRJ900s that were financed using long-term debt.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $3.7 million , or 2.8%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. Our station rents and landing fee costs can be impacted based upon the volume of passengers carried and the number of departures. The decrease in station rentals and landing fees expense was primarily due to a 2.7% decrease in passengers carried and a 3.6% decrease in departures during the year ended December 31, 2008.

        Ground handling service.    Ground handling service expense decreased $34.2 million , or 24.4%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in ground handling was due primarily to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta and United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008.

        Other expenses.    Other expense, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $2.8 million , or 1.7%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The decrease in other expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events in 2008, primarily caused by lower production such as a decrease of 3.6% in departures during the year ended December 31, 2008.

        Interest.    Interest expense decreased $20.3 million, or 16.0% during the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease in interest expense was substantially due to a decrease in interest rates. At December 31, 2008, we had variable rate notes representing 46.6% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively. At December 31, 2007, the three-month and six-month LIBOR rates were 4.70% and 4.60%, respectively.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $191.0 million, or 6.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses (dollar amounts in thousands).

	For the year ended December 31,
	2008	2007	$ Change	% Change
Total airline expense	$3,347,082	$3,156,128	$190,954	6.1%
Less: Fuel expense	1,220,618	1,062,079	158,539	14.9%
Less: Engine overhaul reimbursement from major partners	120,101	67,961	52,140	76.7%

Total airline expense excluding fuel and engine overhauls	$2,006,363	$2,026,088	$(19,735)	(1.0)%

        Excluding fuel and engine overhaul costs, our total airline expense decreased $19.7 million, or 1.0%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which is primarily due to increases in non-engine overhaul maintenance expenses attributable to the increased age of our fleet.

        Net Income.    Primarily due to factors described above, net income decreased to $112.9 million, or $1.93 per diluted share, for the year ended December 31, 2008, compared to $159.2 million, or $2.49 per diluted share, for the year ended December 31, 2007.

2007 Compared to 2006

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year ended December 31,
	2007		2006		% Change
Revenue passenger miles (000)	17,892,282		15,819,191		13.1
Available seat miles ("ASMs") (000)	22,968,768		20,209,888		13.7
Block hours	1,438,818		1,298,769		10.8
Departures	904,795		857,631		5.5
Passengers carried	34,392,755		31,465,552		9.3
Passenger load factor	77.9%		78.3%		(0.4	)pts
Revenue per available seat mile	14.7	¢	15.4	¢	(4.5)
Cost per available seat mile	13.7	¢	14.3	¢	(4.2)
Fuel cost per available seat mile	4.6	¢	5.0	¢	(8.0)
Average passenger trip length (miles)	520		503		3.4

        Revenues.    Operating revenues increased $259.7 million, or 8.3%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record those reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues (dollar amounts in thousands).

	Year end December 31,
	2007	2006	$ Change	% Change
Passenger revenues	$3,342,131	$3,087,215	$254,916	8.3%
Less: Fuel reimbursement from major partners	1,034,630	982,192	52,438	5.3%
Less: Engine overhaul reimbursement from major partners	67,961	40,996	26,965	65.8%

Passenger revenue excluding fuel and engine overhauls reimbursements	$2,239,540	$2,064,027	$175,513	8.5%

        Passenger revenues.    Passenger revenues increased $254.9 million, or 8.3%, during the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in passenger revenues was primarily due to an increase in fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $52.4 million, or 5.3%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $175.5 million, or 8.5%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the corresponding increase in ASMs, primarily due to operating efficiencies obtained from increased stage lengths flown by our regional jets.

        Ground handling and other.    Total ground handling and other revenues increased $4.8 million, or 17.3%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the "Ground handling and other" line in our consolidated statements of income. The increase was primarily related to the higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

        Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. ASMs reflect both the number of aircraft in an airline's fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation in this Item 7 is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Year ended December 31,
	2007	2006	$ Change	% Change
					2007 Cents Per ASM	2006 Cents Per ASM
	Amount	Amount	Amount	Percent
Aircraft fuel	$1,062,079	$1,010,717	$51,362	5.1%	4.6	5.0
Salaries, wages and benefits	726,947	673,961	52,986	7.9%	3.2	3.3
Aircraft maintenance, materials and repairs	297,960	220,705	77,255	35.0%	1.3	1.1
Aircraft rentals	294,443	281,497	12,946	4.6%	1.3	1.4
Depreciation and amortization	208,944	189,885	19,059	10.0%	0.9	0.9
Station rentals and landing fees	135,757	118,990	16,767	14.1%	0.6	0.6
Ground handling services	140,374	134,034	6,340	4.7%	0.6	0.7
Other	163,304	145,707	17,597	12.1%	0.7	0.7

Total operating expenses	3,029,808	2,775,496	254,312	9.2%	13.2	13.7
Interest	126,320	118,002	8,318	7.0%	0.5	0.6

Total airline expenses	$3,156,128	$2,893,498	262,630	9.1%	13.7	14.3

        Fuel.    Fuel costs increased $51.4 million, or 5.1%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The average cost per gallon of fuel increased to $2.41 per gallon during the year ended December 31, 2007, from $2.20 during the year ended December 31, 2006. The increase in the average cost per gallon during the year ended December 31, 2007 was mitigated by United purchasing fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver. Midwest also purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense:

	For the year ended December 31,
(in thousands, except per gallon amounts)	2007	2006	% Change
Fuel gallons purchased	440,044	458,874	(4.1)%
Average price per gallon	$2.41	$2.20	9.5%
Fuel expense	$1,062,079	$1,010,717	5.1%

        Salaries Wages and Employee Benefits.    Salaries, wages and employee benefits increased $53.0 million, or 7.9%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The average number of full-time equivalent employees increased 1.7% to 14,694 for the year ended December 31, 2007, from 14,450 for the year ended December 31, 2006. The increase in number of employees was primarily due to the addition of personnel required to operate the additional aircraft we placed into service between December 31, 2006 and December 31, 2007, and related ground handling operations.

        Aircraft maintenance, materials and repairs.    Maintenance costs increased $77.3 million, or 35.0%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase was primarily related to the timing of engine overhaul events. Our engine overhaul expense increased approximately $28.8 million during the year ended December 31, 2007 compared to the year ended December 31, 2006. The majority of the engine overhauls related to aircraft operated under our Delta Connection Agreements and we were reimbursed for such engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income. The increase in maintenance expense, excluding engine overhaul costs, was principally due to other scheduled maintenance events.

        Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines. We record the gross amount of that maintenance revenue in our consolidated statements of income, and we recognize engine maintenance expense on our CRJ 200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the year ended December 31, 2007, we collected and recorded $30.3 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, which is intended to compensate us for the expense of future engine maintenance overhauls.

        Aircraft rentals.    Aircraft rentals increased $12.9 million or 4.6% during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in aircraft rents was primarily due to the addition of ten CRJ200s, nine CRJ700s and one CRJ900 that were financed through leases.

        Depreciation and amortization.    Depreciation and amortization expense increased $19.1 million , or 10.0%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in depreciation and amortization was primarily due to the addition of one CRJ200, one CRJ700 and seven CRJ900s that were financed using long-term debt.

        Station rentals and landing fees.    Station rentals and landing fees expense increased $16.8 million , or 14.1%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in station rentals and landing fees expense was primarily due to the addition of 26 aircraft during 2007.

        Ground handling service.    Ground handling service expense increased $6.3 million , or 4.7%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in ground handling was less than the increase the increase in ASMs, primarily due to Delta assuming responsibility from ASA in June 2007 for the performance of customer service functions in Atlanta.

        Other expenses.    Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training, crew hotel costs, increased $17.6 million , or 12.1%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The increase in other expenses was primarily due to the addition of 26 aircraft during 2007.

        Interest.    Interest expense increased $8.3 million, or 7.0% during the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in depreciation and amortization was primarily due to the addition of one CRJ200, one CRJ700 and seven CRJ900s that were financed through long-term debt.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $262.6 million, or 9.1%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses (dollar amounts in thousands).

	For the year ended December 31,
	2007	2006	$ Change	% Change
Total airline expense	$3,156,128	$2,893,498	$262,630	9.1%
Less: Fuel expense	1,062,079	1,010,717	51,362	5.1%
Less: Engine overhaul reimbursement from major partners	67,961	40,996	26,965	65.8%

Total airline expense excluding fuel and engine overhauls	$2,026,088	$1,841,785	$184,303	10.0%

        Excluding fuel and engine overhaul costs, our total airline expense increased $184.3 million, or 10.0%, during the year ended December 31, 2007, compared to the year ended December 31, 2006. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which was primarily due to increases in non-engine overhaul maintenance expenses attributable to the increased age of our fleet.

        Net Income.    Primarily due to factors described above, net income increased to $159.2 million, or $2.49 per diluted share, for the year ended December 31, 2007, compared to $145.8 million, or $2.30 per diluted share, for the year ended December 31, 2006.

Liquidity and Capital Resources

        We had working capital of $834.1 million and a current ratio of 3.2:1 at December 31, 2008, compared to working capital of $811.9 million and a current ratio of 3.0:1 at December 31, 2007. The increase was principally attributable to cash generated from operations during 2008. The principal sources of cash during the year ended December 31, 2008 were $415.5 million provided by operating activities, $80.4 million of proceeds from the issuance of long-term debt, $17.4 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $3.5 million from returns on aircraft deposits and $4.6 million from proceeds from the sale of property and equipment. We invested $50.4 million in marketable securities, invested $194.2 million in flight equipment, made principal payments on long-term debt of $119.8 million, repurchased $102.6 million of outstanding shares of our common stock, invested $37.6 million in buildings and ground equipment, paid $7.0 million in cash dividends and invested $6.6 million in other assets. These factors resulted in a $3.1 million increase in cash and cash equivalents during the year ended December 31, 2008.

        Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $568.6 million at December 31, 2008, compared to $522.9 million at December 31, 2007. The increase in marketable securities was due primarily to cash generated from operations in 2008 that were invested in marketable securities.

        At December 31, 2008, our total capital mix was 43.1% equity and 56.9% debt, compared to 41.8% equity and 58.2% debt at December 31, 2007.

        As of December 31, 2008, SkyWest Airlines has a $25 million line of credit. As of December 31, 2008 and 2007, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2009 and has a fixed interest rate of 4.01%.

        As of December 31, 2008, we had $41.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2008 and 2007, we classified $10.7 million and $14.7 million, respectively, as restricted cash, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2009	2010	2011	2012	2013	Thereafter
Firm aircraft commitments	$459,695	$361,684	$98,011	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,006,296	325,134	309,593	300,221	300,596	292,941	1,477,811
Interest commitments	716,107	98,291	91,404	84,296	76,073	67,083	298,960
Principal maturities on long-term debt	1,811,488	129,783	135,480	139,108	189,472	137,861	1,079,784

Total commitments and obligations	$5,993,586	$914,892	$634,488	$523,625	$566,141	$497,885	$2,856,555

Purchase Commitments and Options

        On October 12, 2007, we announced SkyWest Airlines' plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express as part of an aircraft transition plan, allowing United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s are scheduled to be placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. During the fourth quarter of 2008, SkyWest Airlines took delivery of three CRJ900s. SkyWest Airlines is scheduled to take delivery of the remaining aircraft during 2009 and the first quarter of 2010.

        On January 9, 2009, we announced that ASA reached an agreement with Delta to operate 10 additional CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. We expect to acquire these aircraft under sublease arrangements with Delta at nominal monthly amounts. ASA intends to use the aircraft as replacements for 20 CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $459.7 million through the first quarter of 2010. Additionally, SkyWest Airlines' agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

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

        At present, we intend to satisfy our 2009 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2008, we had 287 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $3.0 billion at December 31, 2008. Assuming a 7.4% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at December 31, 2008.

        As part of our leveraged lease agreements, we typically agree to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. See Note 4 to our consolidated financial statements set forth in Item 8 of this Report.

Long-term Debt Obligations

        Our total long-term debt at December 31, 2008 was $1,811.5 million, of which $1,805.4 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $6.1 million related to our corporate office building. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 5.5% at December 31, 2008. The average effective interest rate on the debt related to our corporate office building was approximately 7.9% at December 31, 2008.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the Midwest Airline Services Agreement and the obligations of ASA under the ASA Delta Connection Agreement.

New Accounting Standards

        In October 2008, the Financial Accounting Standards Board (the "FASB") issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which address how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the accounting for an equity-method investee's issuance of shares. Our management believes that this will not have a material impact on our consolidated financial statements.

        Also, in October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 in our determination of estimated fair values as of December 31, 2008, and we do not believe the guidance had a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2008, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 42% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 38.2% to $3.33 for the year ended December 31, 2008, from $2.41 for the year ended December 31, 2007. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $9.0 million in fuel expense for the year ended December 31, 2008.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2008, we had variable rate notes representing 46.6% of our total long-term debt compared to 49.6% of our long-term debt at December 31, 2007. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $8.8 million in interest expense and received $6.7 million in additional interest income for the year ended December 31, 2008 and we would have incurred an additional $9.6 million in interest expense and received $6.9 million in additional interest income for the year ended December 31, 2007. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. Due primarily to instability in credit markets, we sold a portion of these investments. As of December 31, 2008, we had investments valued at a total of $4.7 million, of which $2.5 million were classified as Marketable Securities and $2.2 million were classified as Other Assets in our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 5 to our consolidated financial statements appearing elsewhere in this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 20, 2009

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$125,892	$122,802
Marketable securities	568,567	522,925
Restricted cash	10,728	14,705
Income tax receivable	14,868	23,114
Receivables, net	55,458	81,216
Inventories, net	104,383	105,738
Prepaid aircraft rents	226,474	223,891
Deferred tax assets	76,093	70,523
Other current assets	38,205	45,225

Total current assets	1,220,668	1,210,139

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,273,705	3,146,602
Deposits on aircraft	20,390	23,848
Buildings and ground equipment	239,573	215,466

	3,533,668	3,385,916
Less-accumulated depreciation and amortization	(824,293)	(685,327)

Total property and equipment, net	2,709,375	2,700,589

OTHER ASSETS
Intangible assets, net	26,247	28,498
Other assets	58,001	51,299

Total other assets	84,248	79,797

Total assets	$4,014,291	$3,990,525

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2008	December 31, 2007
CURRENT LIABILITIES:
Current maturities of long-term debt	$129,783	$118,202
Accounts payable	110,902	133,728
Accrued salaries, wages and benefits	66,553	67,242
Accrued aircraft rents	25,676	26,516
Taxes other than income taxes	16,651	12,433
Other current liabilities	37,039	40,098

Total current liabilities	386,604	398,219

OTHER LONG TERM LIABILITIES	41,525	40,355

LONG TERM DEBT, net of current maturities	1,681,705	1,732,748

DEFERRED INCOME TAXES PAYABLE	507,113	445,993

DEFERRED AIRCRAFT CREDITS	121,823	127,203

COMMITMENTS AND CONTINGENCIES (Note 4)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 73,520,292 and 72,272,671 shares issued, respectively	562,395	533,545
Retained earnings	977,736	871,874
Treasury stock, at cost, 17,150,580 and 11,794,056 shares, respectively	(261,174)	(158,542)
Accumulated other comprehensive loss (Note 1)	(3,436)	(870)

Total stockholders' equity	1,275,521	1,246,007

Total liabilities and stockholders' equity	$4,014,291	$3,990,525

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
OPERATING REVENUES:
Passenger	$3,466,287	$3,342,131	$3,087,215
Ground handling and other	29,962	32,201	27,441

Total operating revenues	3,496,249	3,374,332	3,114,656

OPERATING EXPENSES:
Aircraft fuel	1,220,618	1,062,079	1,010,717
Salaries, wages and benefits	724,094	726,947	673,961
Aircraft maintenance, materials and repairs	381,653	297,960	220,705
Aircraft rentals	295,784	294,443	281,497
Depreciation and amortization	220,195	208,944	189,885
Station rentals and landing fees	132,017	135,757	118,990
Ground handling services	106,135	140,374	134,034
Other, net	160,522	163,304	145,707

Total operating expenses	3,241,018	3,029,808	2,775,496

OPERATING INCOME	255,231	344,524	339,160

OTHER INCOME (EXPENSE):
Interest income	20,776	31,650	19,953
Interest expense	(106,064)	(126,320)	(118,002)
Other	6,240	467	(1,084)

Total other expense, net	(79,048)	(94,203)	(99,133)
INCOME BEFORE INCOME TAXES	176,183	250,321	240,027
PROVISION FOR INCOME TAXES	63,254	91,129	94,221

NET INCOME	$112,929	$159,192	$145,806

BASIC EARNINGS PER SHARE	$1.95	$2.54	$2.33

DILUTED EARNINGS PER SHARE	$1.93	$2.49	$2.30

Weighted average common shares:
Basic	57,790	62,710	62,474
Diluted	58,633	64,044	63,382

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Loss
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2005	65,510	$364,535	$582,620	(6,794)	$(32,551)	$(1,406)	$913,198
Comprehensive income:
Net income	—	—	145,806	—	—	—	145,806
Net unrealized appreciation on marketable securities net of tax of $40	—	—	—	—	—	61	61

Total comprehensive income							145,867
Sale of common stock, net of offering costs and underwriting discount of $8,864	4,000	95,336	—	—	—	—	95,336
Exercise of common stock options	1,082	16,210	—	—	—	—	16,210
Sale of common stock under employee stock purchase plan	161	3,402	—	—	—	—	3,402
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	10,771	—	—	—	—	10,771
Tax benefit from exercise of common stock Options	—	1,151	—	—	—	—	1,151
Cash dividends declared ($0.12 per share)	—	—	(7,642)	—	—	—	(7,642)

Balance at December 31, 2006	70,753	$491,405	$720,784	(6,794)	$(32,551)	$(1,345)	$1,178,293
Comprehensive income:
Net income	—	—	159,192	—	—	—	159,192
Net unrealized appreciation on marketable securities net of tax of $304	—	—	—	—	—	475	475

Total comprehensive income							159,667
Exercise of common stock options	1,066	19,572	—	—	—	—	19,572
Sale of common stock under employee stock purchase plan	454	9,378	—	—	—	—	9,378
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	13,121	—	—	—	—	13,121
Tax benefit from exercise of common stock options	—	69	—	—	—	—	69
Treasury stock purchases	—	—	—	(5,000)	(125,991)	—	(125,991)
Cash dividends declared ($0.12 per share)	—	—	(8,102)	—	—	—	(8,102)

Balance at December 31, 2007	72,273	$533,545	$871,874	(11,794)	$(158,542)	$(870)	$1,246,007

Comprehensive income:
Net income	—	—	112,929	—	—	—	112,929
Net unrealized depreciation on marketable securities net of tax of $1,573	—	—	—	—	—	(2,566)	(2,566)

Total comprehensive income							110,363
Exercise of common stock options	439	6,135	—	—	—	—	6,135
Sale of common stock under employee stock purchase plan	808	11,227	—	—	—	—	11,227
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	11,489	—	—	—	—	11,489
Tax benefit from exercise of common stock options	—	(1)	—	—	—	—	(1)
Treasury stock purchases	—	—	—	(5,357)	(102,632)	—	(102,632)
Cash dividends declared ($0.13 per share)	—	—	(7,067)	—	—	—	(7,067)

Balance at December 31, 2008	73,520	$562,395	$977,736	(17,151)	$(261,174)	$(3,436)	$1,275,521

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$112,929	$159,192	$145,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220,195	208,944	189,885
Stock based compensation expense	11,489	13,121	10,771
Maintenance expense related to disposition of rotable spares	—	—	797
Loss (gain) on sale of property and equipment	68	(467)	949
Loss on sale of marketable securities	—	—	135
Decrease in allowance for doubtful accounts	—	—	(11)
Net increase in deferred income taxes	55,541	106,112	90,071
Changes in operating assets and liabilities:
Decrease in restricted cash	3,977	1,704	8,414
Decrease (increase) in receivables	25,758	(51,785)	(1,153)
Decrease (increase) in income tax receivable	8,246	(21,295)	10,715
Decrease (increase) in inventories	1,355	(20,578)	(16,549)
Decrease (increase) in other current assets and prepaid aircraft rents	4,437	(145)	(50,254)
Increase (decrease) in deferred aircraft credits	(5,140)	21,163	26,525
Increase (decrease) in accounts payable and accrued aircraft rents	(23,666)	(20,660)	59,342
Increase in other current liabilities	354	710	16,192

NET CASH PROVIDED BY OPERATING ACTIVITIES	415,543	396,016	491,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,305,015)	(1,370,189)	(317,014)
Sales of marketable securities	1,254,574	1,067,815	255,918
Proceeds from the sale of property and equipment	4,580	11,290	7,322
Acquisition of property and equipment:
Aircraft and rotable spare parts	(194,189)	(298,519)	(206,426)
Deposits on aircraft	—	(32,326)	(416)
Buildings and ground equipment	(37,627)	(37,547)	(38,670)
Increase in other assets	(6,559)	(2,783)	(6,124)

NET CASH USED IN INVESTING ACTIVITIES	(284,236)	(662,259)	(305,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,361	177,792	123,103
Principal payments on long-term debt	(119,823)	(110,973)	(92,875)
Return of deposits on aircraft and rotable spare parts	3,458	11,697	40,924
Payment on lines of credit	—	—	(90,000)
Tax benefit from exercise of common stock options	9	177	—
Net proceeds from issuance of common stock	17,361	28,950	114,948
Purchase of treasury stock	(102,632)	(125,991)	—
Payment of cash dividends	(6,951)	(8,061)	(7,485)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(128,217)	(26,409)	88,615

Increase (decrease) in cash and cash equivalents	3,090	(292,652)	274,840
Cash and cash equivalents at beginning of year	122,802	415,454	140,614

CASH AND CASH EQUIVALENTS AT END OF YEAR	$125,892	$122,802	$415,454

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$111,717	$112,547	$114,119
Income taxes	$23,876	$1,420	$2,077

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its wholly-owned subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and Atlantic Southeast Airlines, Inc. ("ASA"), operates the largest regional airline in the United States. As of December 31, 2008, SkyWest and ASA offered scheduled passenger and air freight service with approximately 2,300 total daily departures to 218 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for approximately eight other airlines throughout its system. As of December 31, 2008, the Company operated a fleet of 442 aircraft consisting of 250 50-seat Bombardier CRJ200 Regional Jet aircraft ("CRJ200s") (67 assigned to United Air Lines, Inc. ("United"), 162 assigned to Delta Air Lines, Inc. ("Delta"), 12 assigned to Midwest Airlines, Inc. ("Midwest") and nine used by SkyWest Airlines as additional maintenance spare aircraft) 104 70-seat Bombardier CRJ 700 Regional Jet aircraft ("CRJ700s") (52 assigned to United and 52 assigned to Delta), 20 70-90-seat Bombardier CRJ900 Regional Jet aircraft ("CRJ900") (all assigned to Delta), 56 Embraer Brasilia EMB-120 turboprops ("Brasilia Turboprops") (44 assigned to United and 12 assigned to Delta), and 12 Avions de Transport 72-210 ("ATR-72 turboprops") (all assigned to Delta). As of December 31, 2008, the 12 ATR-72 turboprops were no longer in revenue service, and ASA expects to return the aircraft to the lessor by February 28, 2009. For the year ended December 31, 2008, approximately 56.3% of the Company's capacity was operated under the Delta code, approximately 40.3% was operated under the United code and approximately 3.4% was operated under the Midwest code.

        SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In December 2006, SkyWest Airlines and Midwest entered into an Airline Services Agreement (the "Midwest Services Agreement"). SkyWest Airlines serves markets from Midwest's hub in Milwaukee. As of December 31, 2008, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee operating more than 1,500 total daily flights.

        ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 775 daily flights, all in the Delta Connection system.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

        Certain reclassifications have been made to the December 31, 2007 and 2006 consolidated financial statements to conform to current year presentation.

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $10.7 million and $14.7 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2008 and 2007, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive loss in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2008 and 2007 was as follows (in thousands):

	2008		2007
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$24,855	$22,790	$14,974	$14,983
Bond and bond funds	546,003	542,733	507,147	505,706
Asset backed securities	5,330	5,277	2,208	2,236

	576,188	570,800	524,329	522,925
Unrealized loss	(5,388)	—	(1,404)	—

Total	$570,800	$570,800	$522,925	$522,925

        Marketable securities had the following maturities as of December 31, 2008 (in thousands):

Maturities	Amount
Year 2009	$300,311
Years 2010 through 2013	67,058
Years 2014 through 2018	90
Thereafter	203,341

        The Company has classified $568.6 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $2.2 million of investments as non-current and has identified

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2008 (see Note 5).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2008 and 2007 was $5.5 million and $4.7 million, respectively. These allowances are based on management estimates, which are subject to change.

Property and Equipment

        Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Residual Value
Aircraft and rotable spares	10 - 18 years	0 - 30%
Ground equipment	5 - 7 years	0%
Office equipment	5 - 7 years	0%
Leasehold improvements	15 years or life of the lease	0%
Buildings	20 - 39.5 years	0%

Impairment of Long Lived and Intangible Assets

        As of December 31, 2008, the Company had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2008, the Company had approximately $26.2 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of ASA. The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2008 and 2007, the Company had $7.5 million and $5.2 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether the book value of its aircraft is impaired in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Based on the results

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

of the evaluations, the Company's management concluded no impairment was necessary as of December 31, 2008.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits and long-term construction projects as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2008, 2007 and 2006, the Company capitalized interest costs of approximately $1.4 million, $0, and $0.6 million, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its CRJ700 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Brasilia turboprop engine overhauls wherein the overhaul costs are capitalized and depreciated over the estimated useful life of the engine. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the respective lease return dates.

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United and Midwest, revenue is considered earned when the flight is completed. Revenue is recognized under the Company's pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

        SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, upon the third anniversary of the execution of the agreements (September 8, 2008), the contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. As of December 31, 2008, SkyWest Airlines and ASA had not finalized the contractual rates with Delta. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the prior period's approved rates adjusted for the current contract negotiations.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA (See Note 4 for additional details).

        The Delta Connection Agreements executed by SkyWest Airlines and ASA provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta's termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ASA Delta Connection Agreements establish a multi-year rate reset provisions. In the Delta Connection Agreements, the fixed-fee rates are specifically defined through 2009. The parties agreed that on or after a specified date in 2010 the parties would reset such rates to reflect SkyWest Airlines' actual costs in 2010 (with a similar process on each 5th year thereafter). In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

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

        SkyWest Airlines has entered into a United Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines' United Express operations. Under the terms of the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

        SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006. Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200s under Midwest's code. In exchange for SkyWest Airlines' obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed-fee per completed block hour, fixed-fee per completed departure, a fixed-fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines' operating costs, including costs related to fuel, landing fees, and catering. In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. SkyWest Airlines subsequently reached agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, SkyWest Airlines agreed to defer a portion of Midwest's weekly payment obligations from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer plus certain amounts Midwest owed to SkyWest Airlines at June 30, 2008, will be payable, with interest by Midwest in four equal quarterly payments starting on August 31, 2009. The total amount SkyWest Airlines has agreed to defer through November 30, 2008 is $9.0 million. Because of the unique modified payment terms associated with the deferred amounts, the Company did not recognize the revenue associated with the deferred payments in the Company's consolidated statements of income for the year ended December 31, 2008.

        Under the Company's revenue agreements with Delta, United and Midwest, the Company earns revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. In accordance with Emerging Issues Task Force No. 01-08, Determining Whether an Arrangement Contains a Lease ("EITF 01-08"), the Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the Agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2008, 2007 and 2006 were $496.5 million, $516.9 million and $486.6 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of income. Under the SkyWest Inc. Delta Connection Agreement, the SkyWest Airlines United Express Agreement and the Midwest Airlines Services Agreement, the Company receives a reimbursement for direct start-up costs for each additional aircraft placed into service. The start-up reimbursement is applicable to incremental costs specific to placing each additional aircraft into service. The Company recognizes the revenue associated with these reimbursement payments once the aircraft is placed into service.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The Company's passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations, the Company's ability to earn incentive payments contemplated under the Company's code-share agreements and Midwest's proposed financial restructuring and reimbursement disputes with our major partners.

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

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the years ended December 31, 2008, 2007 and 2006, 3,665,000, 529,000 and 1,219,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006
Numerator:
Numerator for earnings per share	$112,929	$159,192	$145,806
Denominator:
Denominator for basic earnings per-share weighted average shares	57,790	62,710	62,474
Dilution due to stock options and restricted stock	843	1,334	908

Denominator for diluted earnings per-share weighted average shares	58,633	64,044	63,382
Basic earnings per-share	$1.95	$2.54	$2.33
Diluted earnings per-share	$1.93	$2.49	$2.30

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Comprehensive Income

        The Company reports comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in the Company's financial statements. Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. These adjustments have been reflected in the accompanying consolidated statements of stockholders' equity and comprehensive income. Also, comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net Income	$112,929	$159,192	$145,806
Unrealized appreciation (depreciation) on marketable securities, net of tax	(2,566)	475	61

Comprehensive income	$110,363	$159,667	$145,867

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2008. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,913.5 million as of December 31, 2008, as compared to the carrying amount of $1,811.5 million as of December 31, 2008. The Company's fair value of long-term debt as of December 31, 2007 was $1,838.6 million as compared to the carrying amount of $1,851.0 million as of December 31, 2007.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

New Accounting Standards

        In October 2008, the Financial Accounting Standards Board (the "FASB") issued Emerging Issues Task Force ("EITF") 08-6 Equity Method Investment Accounting Considerations, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, and the proper accounting of an equity method investee's issuance of shares. The Company's management believes that this will not have a material impact on the Company's consolidated financial statements.

        In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company has considered the guidance provided by FSP 157-3 in its determination of estimated fair values as of December 31, 2008, and does not believe the guidance had a material impact on its consolidated financial statements.

(2) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2008 and 2007 (in thousands):

	December 31, 2008	December 31, 2007
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.54% to 5.60% through 2012 to 2020, secured by aircraft	$529,625	$577,390
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.08% to 7.52% through 2009 to 2021, secured by aircraft	594,999	611,995
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	248,731	265,706
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	74,455	80,585
Notes payable to banks, due in monthly installments plus interest of 3.82% to 8.18% through 2025, secured by aircraft	325,834	272,475
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	25,857	27,725
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	5,936	8,569
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	6,051	6,505

Long-term debt	$1,811,488	$1,850,950

Less current maturities	(129,783)	(118,202)

Long-term debt, net of current maturities	$1,681,705	$1,732,748

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(2) Long-term Debt (Continued)

        At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2008 were as follows (in thousands):

2009	$129,783
2010	135,480
2011	139,108
2012	189,472
2013	137,861
Thereafter	1,079,784

$1,811,488

        As of December 31, 2008 and 2007, SkyWest Airlines had a $25 million line of credit. As of December 31, 2008 and 2007, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2009 and has a fixed interest rate of 4.01%.

        As of December 31, 2008, the Company had $41.9 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2008, the Company was in compliance with all debt covenants or had received debt covenant waivers for any default contained in its debt agreements. Management believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet the present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

(3) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2008	2007	2006
Current tax provision (benefit):
Federal	$5,360	$(14,355)	$(41,914)
State	(85)	(736)	(8,419)

	5,275	(15,091)	(50,333)

Deferred tax provision:
Federal	53,748	99,026	123,646
State	4,231	7,194	20,908

	57,979	106,220	144,554

Provision for income taxes	$63,254	$91,129	$94,221

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(3) Income Taxes (Continued)

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2008	2007	2006
Computed "expected" provision for income taxes at the statutory rates	$60,324	$87,612	$84,009
Increase in income taxes resulting from:
State income taxes, net of Federal income tax benefit	5,032	6,268	11,867
Other, net	(2,102)	(2,751)	(1,655)

Provision for income taxes	$63,254	$91,129	$94,221

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2008	2007
Deferred tax assets:
Accrued benefits	$22,423	$20,134
Net operating loss carryforward	23,300	25,738
AMT credit carryforward	30,180	24,511
Deferred aircraft credits	46,831	45,531
Accrued reserves and other	14,463	7,739

Total deferred tax assets	137,197	123,653

Deferred tax liabilities:
Accelerated depreciation	(568,217)	(490,134)
Maintenance and other	—	(8,989)

Total deferred tax liabilities	(568,217)	(499,123)

Net deferred tax liability	$(431,020)	$(375,470)

        The Company's deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

        At December 31, 2008, the Company had federal net operating losses of approximately $40.9 million and state net operating losses of approximately $376.8 million which will start to expire in 2026 and 2010 respectively. As of December 31, 2008, the Company also had an alternative minimum tax credit of approximately $30.2 million which does not expire.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(4) Commitments and Contingencies

Lease Obligations

        The Company leases 287 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$325,134
2010	309,593
2011	300,221
2012	300,596
2013	292,941
Thereafter	1,477,811

$3,006,296

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

        Total rental expense for non-cancelable aircraft operating leases was approximately $295.8 million, $294.4 million and $281.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. The minimum rental expense for airport station rents was approximately $59.4 million, $61.7 million and $50.3 million for the years ended December 31, 2008, 2007 and 2006, respectively.

        The Company's leveraged lease agreements, typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 17 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management's assessment that the probability of this occurring is remote.

Self-insurance

        The Company self-insures a portion of its potential losses from claims related to workers' compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred,

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(4) Commitments and Contingencies (Continued)

using standard industry practices and the Company's actual experience. Actual results could differ from these estimates.

Purchase Commitments and Options

        On October 12, 2007, the Company announced that SkyWest Airlines plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express as part of an aircraft transition plan, which will allow United Express to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express. Generally, the turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines intends to exchange four CRJ200s for four CRJ900s in its Delta Connection operations. These four CRJ200s are scheduled to be placed into service under other capacity purchase agreements. On November 30, 2007, the Company announced that it placed a firm order with Bombardier for the 22 new aircraft. During the fourth quarter of 2008, the Company took delivery of three CRJ900s. The Company is scheduled to take delivery of the remaining aircraft during 2009 and the first quarter of 2010.

        On January 9, 2009, the Company announced that ASA has reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. The Company expects to acquire these aircraft under sublease arrangements with Delta at nominal monthly amounts. ASA expects to take delivery of these aircraft between February and May 2009. The aircraft will serve as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

        Additionally, the Company's agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

        The following table summarizes future purchase commitments as of December 31, 2008 (in thousands):

Year ending December 31,
2009	$361,684
2010	98,011

$459,695

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2008, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(4) Commitments and Contingencies (Continued)

position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA. As of December 31, 2008, the Company had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta's Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its Counterclaim.

        On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint. A hearing on the Motion was held June 5, 2008. In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. SkyWest Airlines and ASA currently intend to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court's ruling on the Motion to Dismiss, and their defenses to Delta's counterclaims.

        The Company has evaluated the Delta dispute in accordance with the provisions of SFAS No. 5, Accounting for Contingencies ("SFAS No.5"). Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss related to the preceding dispute in the condensed consolidated financial statements as of December 31, 2008.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $47,000 as of December 31, 2008 and 2007. For the years ended December 31, 2008, 2007 and 2006, the Company's contractual relationships with Delta and United

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(4) Commitments and Contingencies (Continued)

combined accounted for approximately 94.1%, 93.3% and 95.6%, respectively of the Company's total revenues.

Employees

        As of December 31, 2008 the Company and SkyWest Airlines collectively employed 8,987 full-time equivalent employees consisting of 4,229 pilots and flight attendants, 3,201 customer service personnel, 1,079 mechanics and other maintenance personnel, and 478 administration and support personnel. None of these employees are currently represented by a union. The Company is aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and the Company anticipates that such efforts will continue in the future. During 2007, SkyWest Airlines' pilots voted against a resolution to join an officially recognized union. Under governing rules, SkyWest Airlines' pilots may vote again on this issue in one year from the previous vote.

        As of December 31, 2008, ASA employed approximately 4,348 full-time equivalent employees consisting of 2,502 pilots and flight attendants, 703 customer service personnel, 884 mechanics and other maintenance personnel, and 259 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International ("ALPA"), ASA's flight attendants are represented by the Association of Flight Attendants-CWA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in 2011.The collective bargaining agreements between ASA and its flight controllers became amendable September 26, 2003 and ASA is currently engaged in negotiations with its flight controllers.

(5) Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. The Company adopted the provisions of SFAS No. 157 as of January 1, 2008, for financial instruments. Although the adoption of SFAS No. 157 did not materially impact the Company's financial condition, results of operations or cash flows, SFAS No. 157 requires the presentation of the following disclosures in these notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(5) Fair Value Measurements (Continued)

        SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.
Level 2	—
Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company's marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3	—
Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

        As of December 31, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2008. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        As of December 31, 2008, the Company owned $4.7 million of auction rate security instruments. The majority of the auction rate security instruments held by the Company at December 31, 2008 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. For the securities that have announced call dates (approximately $2.5 million), the Company has classified these investments as current and has identified them as "Marketable securities" on the Consolidated Balance Sheet as of December 31, 2008. For the securities that have not announced a call date (approximately $2.2 million), the Company has classified the investments as noncurrent and has identified them as "Other assets" in the Consolidated Balance Sheet as of December 31, 2008. The Company has classified these securities as non current due to the Company's belief that the market for these securities may take in excess of twelve months to fully recover. As of December 31, 2008, the Company continued to earn interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it intends to record a charge to earnings as appropriate.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(5) Fair Value Measurements (Continued)

        The Company's assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at December 31, 2008, were as follows (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents and Restricted Cash	$136,620	$136,620	$—	$—
Marketable Securities	568,567	26,030	540,084	2,453
Other Assets	2,233	—	—	2,233

Total Assets Measured at Fair Value	$707,420	$162,650	$540,084	$4,686

        Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities within SFAS No. 157's hierarchy.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at December 31, 2008 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities
Transferred in during the period of adoption	$123,600
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(213)
Transferred out	(3,797)
Settlements	(114,904)

Balance at December 31, 2008	$4,686

(6) Investment in Other Companies

        On September 4, 2008, the Company announced its intention to acquire a 20% interest in Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2008, the Company made an investment of $5 million for a 6.7% interest in Trip, which is recorded as "Other assets" on the Company's consolidated balance sheet. If Trip meets or exceeds certain financial targets, the Company is scheduled to make an additional $15 million investment on March 1, 2009 and another $10 million investment on March 1, 2010. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip's earnings on a one-quarter lag. As of December 31, 2008, the Company's allocated portion of Trip's earnings since the time of its initial investment was not material.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(7) Capital Transactions

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

Stock Compensation

        Effective January 1, 2001, the Company adopted two stock option plans: the Executive Stock Incentive Plan (the "Executive Plan") and the 2001 Allshare Stock Option Plan (the "Allshare Plan"). These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans (the "Prior Plans"). There are no additional shares of common stock available for issuance under these plans. However, as of December 31, 2008, options to purchase approximately 436,000 shares of the Company's common stock remained outstanding under the Prior Plans and 3,114,283 shares of the Company's common stock remained outstanding under the Executive Plan and the Allshare Plan.

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

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized during the years ended December 31, 2008, 2007 and 2006 includes compensation cost for all share-based payments granted to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

        The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2008, the Company granted 357,716 stock options to employees under the 2006 Incentive Plan. The following table shows the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(7) Capital Transactions (Continued)

assumptions used and weighted average fair value for grants in the years ended December 31, 2008, 2007 and 2006.

	2008	2007	2006
Expected annual dividend rate	0.47%	0.45%	0.70%
Risk-free interest rate	2.39%	4.77%	4.31%
Average expected life (years)	4.3	4.5	4.1
Expected volatility of common stock	0.264	0.272	0.294
Forfeiture rate	4.4%	4.7%	6.0%
Weighted average fair value of option grants	$6.32	$8.06	$6.80

        As required by SFAS No. 123(R), the Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2008, the Company granted 296,245 shares of restricted stock to the Company's employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2008 was $25.77 per share. Additionally, the Company granted 13,304 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of $25.80. The following table summarizes the restricted stock activity as of December 31, 2008, 2007 and 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2005	—	$—
Granted	330,423	23.80
Vested	(12,600)	23.80
Cancelled	(5,072)	23.80

Non-vested shares outstanding at December 31, 2006	312,751	$23.80
Granted	311,211	26.84
Vested	(1,579)	24.07
Cancelled	(87,948)	25.30

Non-vested shares outstanding at December 31, 2007	534,435	$25.35
Granted	296,245	25.77
Vested	(5,848)	24.79
Cancelled	(69,705)	25.60

Non-vested shares outstanding at December 31, 2008	755,127	$25.50

        During the year ended December 31, 2008, 2007 and 2006, the Company recorded equity-based compensation expense of $11.5 million , $13.1 million and $10.8 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(7) Capital Transactions (Continued)

        As of December 31, 2008, the Company had $9.9 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all plans for the years ended December 31, 2008, 2007 and 2006:

	2008				2007		2006
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,681,915	$20.01	5.2 years	$32,003	5,504,572	$19.36	6,301,002	$18.38
Granted	357,716	25.70			382,467	26.87	376,890	23.80
Exercised	(420,670)	14.27			(1,048,072)	18.67	(1,069,073)	15.16
Cancelled	(148,227)	23.38			(157,052)	22.51	(104,247)	19.03

Outstanding at end of year	4,470,734	20.90	4.4 years	—	4,681,915	20.01	5,504,572	19.36

Exercisable at December 31, 2008	3,550,283	19.71	4.2 years	—
Exercisable at December 31, 2007	2,518,685	20.35	3.9 years	$16,364

        The total intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $2.4 million, $8.7 million and $14.2 million, respectively.

        The following table summarizes the status of the non-vested stock options as of December 31, 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	2,163,230	$7.16
Granted	357,716	6.32
Vested	(1,504,405)	7.04
Cancelled	(96,090)	7.30

Non-vested shares at end of year	920,451	$7.02

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(7) Capital Transactions (Continued)

        The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	336,757	3.2 years	$11.21	335,454	$11.20
$16 to $21	2,212,537	5.1 years	18.09	2,207,561	18.08
$22 to $28	1,921,440	3.9 years	25.83	1,007,268	26.10

$10 to $28	4,470,734	4.4 years	20.90	3,550,283	19.71

Taxes

        A portion of the Company's granted options qualify as incentive stock options (ISO) for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company's effective tax rate from year to year is subject to variability.

(8) Retirement Plan and Employee Stock Purchase Plan

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $9.3 million, $9.0 million and $7.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

ASA Retirement Plan

        ASA sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "ASA Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the ASA Plan. Employees may elect to make contributions to the ASA Plan however, ASA limits the amount of company match at 6% of each participant's total compensation, except for those with 10 or more years of service whose company match is limited to 8% of total compensation. Additionally, ASA matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. ASA's contribution to the ASA Plan was $4.6 million, $4.0 million and $4.1million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(8) Retirement Plan and Employee Stock Purchase Plan (Continued)

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

        The following table summarizes purchases made under the Employee Stock Purchase Plan:

	Year Ended December 31,
	2008	2007	2006
Number of share purchased	807,797	454,162	161,369
Average price of shares purchased	$13.90	$20.65	$21.08

        The Stock Purchase Plan is a compensatory plan under SFAS No. 123(R) because the shares are purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. During the years ended December 31, 2008, 2007 and 2006, the Company recorded compensation expense of $3.0 million, $2.8 million and $1.8 million related to Stock Purchase Plan, respectively. The fair value of the shares purchased under the Stock Purchase Plan was determined using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected annual dividend rate	0.80%	0.47%
Risk-free interest rate	2.51%	5.07%
Average expected life (months)	6	6
Expected volatility of common stock	0.264	0.272

(9) Stock Repurchase

        The Company's Board of Directors authorized the repurchase of up to 15,000,000 shares of the Company's common stock in the public market. During the years ended December 31, 2008 and 2007, the Company repurchased 5.4 and 5 million shares of common stock for approximately $102.6 million and $126.0 million at a weighted average price per share of $19.16 and $25.20, respectively.

(10) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and six Brasilia turboprop aircraft operated by the Company. Zions also

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(10) Related-Party Transactions (Continued)

serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2008 and 2007 was $11.7 million and $5.3 million, respectively.

(11) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2008 and 2007 is as follows (in thousands, except per share data):

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$868,023	$950,820	$934,112	$743,294	$3,496,249
Operating income (000)	68,222	72,951	60,259	53,798	255,231
Net income (000)	29,140	36,434	26,156	21,199	112,929
Net income per common share:
Basic	$0.49	$0.63	$0.46	$0.37	$1.95
Diluted	0.47	0.63	0.45	0.37	1.93
Weighted average common shares:
Basic:	60,013	57,377	57,027	56,744	57,790
Diluted:	61,351	58,009	57,682	57,488	58,633

	Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$788,968	$855,048	$875,601	$854,715	$3,374,332
Operating income (000)	79,575	88,855	92,469	83,625	344,524
Net income (000)	34,788	40,622	42,927	40,855	159,192
Net income per common share:
Basic	$0.54	$0.64	$0.69	$0.67	$2.54
Diluted	0.53	0.62	0.68	0.66	2.49
Weighted average common shares:
Basic:	64,279	63,811	61,942	60,807	62,710
Diluted:	65,837	65,245	62,888	62,204	64,044

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

        Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2008. Our management's assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2008, we maintained effective internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Report, has issued a report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008 of SkyWest, Inc. and subsidiaries and our report dated February 20, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 20, 2009

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2009 Annual Meeting of Shareholders scheduled for May 5, 2009. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2008, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2008 and 2007, Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006, Consolidated Statements of Cash Flows for the year ended December 31, 2008, 2007 and 2006, Consolidated Statements of Owners Equity for the years ended December 31, 2008, 2007 and 2006 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(2)
4.1	Specimen of Common Stock Certificate	(3)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.3	United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(6)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(7)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.6(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(5)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(9)
10.8	SkyWest Inc. 2006 Employee Stock Purchase Plan	(10)

Number	Exhibit	Incorporated by Reference
10.8(a)	First Amendment to SkyWest, Inc. 2006 Employee Stock Purchase Plan	Filed herewith
10.9	SkyWest Inc. Executive Stock Incentive Plan	(11)
10.10	SkyWest Inc. Allshare Stock Option Plan	(11)
10.11	Airline Services Agreement dated December 20, 2006 by and between SkyWest Airlines, Inc. and Midwest Airlines, Inc	(12)
10.12	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008	Filed herewith
10.12(a)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan	Filed herewith
10.13	SkyWest, Inc. 2006 Long-Term Incentive Plan	Filed herewith
10.13(a)	First Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan	Filed herewith
10.13(b)	Second Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan	Filed herewith
10.14	SkyWest, Inc. 2009 Employee Stock Purchase Plan	Filed herewith
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

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

(11)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(12)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 28, 2007.

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated February 20, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 20, 2009

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008, 2007 and 2006

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2008:
Allowance for inventory obsolescence	$4,681	$852	—	$5,533
Allowance for doubtful accounts receivable	47	—	—	47

	$4,728	$852	—	$5,580

Year Ended December 31, 2007:
Allowance for inventory obsolescence	$3,605	$1,076	—	$4,681
Allowance for doubtful accounts receivable	47	—	—	47

	$3,652	$1,076	—	$4,728

Year Ended December 31, 2006:
Allowance for inventory obsolescence	$2,916	$1,083	$(394)	$3,605
Allowance for doubtful accounts receivable	58	5	(16)	47
Sales allowance	10,200	(3,500)	(6,700)	—

	$13,174	$(2,412)	$(7,110)	$3,652

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2008, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2009.

SKYWEST, INC.
By	/s/ BRADFORD R. RICH Bradford R. Rich Executive Vice President and Chief Financial Officer

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer	February 20, 2009
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President and Chief Financial Officer	February 20, 2009
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 20, 2009
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 20, 2009
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 20, 2009
/s/ W. STEVE ALBRECHT W. Steve Albrecht	Director	February 20, 2009
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 20, 2009
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 20, 2009
/s/ HENRY EYRING JR. Henry Eyring Jr.	Director	February 20, 2009
/s/ JAMES L. WELCH James L. Welch	Director	February 20, 2009