Form 10-Q
period 2009-03-31
SKYWEST INC
filed 2009-05-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-14719

SKYWEST, INC.

Incorporated under the laws of Utah	87-0292166
(I.R.S. Employer ID No.)

444 South River Road

St. George, Utah 84790

(435) 634-3000

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was to required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2009
Common stock, no par value	55,639,394

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2009	December 31, 2008
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$137,326	$125,892
Marketable securities	548,650	568,567
Restricted cash	10,729	10,728
Income tax receivable	14,470	14,868
Receivables, net	59,514	55,458
Inventories, net	104,713	104,383
Prepaid aircraft rents	269,385	226,474
Deferred tax assets	52,710	76,093
Other current assets	37,103	38,205
Total current assets	1,234,600	1,220,668

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,274,746	3,273,705
Deposits on aircraft	19,312	20,390
Buildings and ground equipment	240,043	239,573
	3,534,101	3,533,668
Less-accumulated depreciation and amortization	(854,195)	(824,293)
Total property and equipment, net	2,679,906	2,709,375

OTHER ASSETS
Intangible assets, net	25,684	26,247
Other assets	82,178	58,001
Total other assets	107,862	84,248
Total assets	$4,022,368	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$130,688	$129,783
Accounts payable	142,169	110,902
Accrued salaries, wages and benefits	61,939	66,553
Accrued aircraft rents	19,280	25,676
Taxes other than income taxes	18,856	16,651
Other current liabilities	43,625	37,039
Total current liabilities	416,557	386,604

OTHER LONG-TERM LIABILITIES	41,489	41,525

LONG-TERM DEBT, net of current maturities	1,666,304	1,681,705

DEFERRED INCOME TAXES PAYABLE	490,075	507,113

DEFERRED AIRCRAFT CREDITS	125,433	121,823

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 74,099,951 and 73,520,292 shares issued, respectively	570,851	562,395
Retained earnings	984,832	977,736
Treasury stock, at cost, 18,460,720 and 17,150,580 shares, respectively	(273,776)	(261,174)
Accumulated other comprehensive income (loss)	603	(3,436)
Total stockholders’ equity	1,282,510	1,275,521
Total liabilities and stockholders’ equity	$4,022,368	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
OPERATING REVENUES:
Passenger	$664,883	$859,159
Ground handling and other	7,759	8,864
Total operating revenues	672,642	868,023
OPERATING EXPENSES:
Aircraft fuel	140,629	292,389
Salaries, wages and benefits	176,872	185,895
Aircraft maintenance, materials and repairs	92,158	83,061
Aircraft rentals	72,782	73,426
Depreciation and amortization	54,584	54,616
Station rentals and landing fees	32,874	34,887
Ground handling services	25,448	32,018
Other, net	36,471	43,509
Total operating expenses	631,818	799,801
OPERATING INCOME	40,824	68,222
OTHER INCOME (EXPENSE):
Interest income	2,722	6,762
Interest expense	(22,951)	(30,295)
Impairment of marketable securities	(7,115)	—
Other	(319)	—
Total other expense, net	(27,663)	(23,533)
INCOME BEFORE INCOME TAXES	13,161	44,689
PROVISION FOR INCOME TAXES	3,789	15,549
NET INCOME	$9,372	$29,140
BASIC EARNINGS PER SHARE	$0.17	$0.49
DILUTED EARNINGS PER SHARE	$0.16	$0.47
Weighted average common shares:
Basic	56,546	60,013
Diluted	57,427	61,351

Dividends declared per share	$0.04	$0.03

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$67,344	$136,474

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(130,781)	(363,221)
Sales of marketable securities	145,555	502,684
Proceeds from the sale of equipment	16,142	187
Acquisition of property and equipment:
Aircraft and rotable spare parts	(40,715)	(48,064)
Buildings and ground equipment	(470)	(17,101)
Increase in other assets	(23,242)	(8,540)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(33,511)	65,945

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	20,986	—
Principal payments on long-term debt	(35,482)	(23,317)
Tax benefit from exercise of common stock options	—	170
Return of deposits on aircraft and rotable spare parts	1,078	226
Net proceeds from issuance of common stock	5,905	8,817
Purchase of treasury stock	(12,602)	(69,000)
Payment of cash dividends	(2,284)	(1,991)

NET CASH USED IN FINANCING ACTIVITIES	(22,399)	(85,095)

Increase in cash and cash equivalents	11,434	117,324
Cash and cash equivalents at beginning of period	125,892	122,802

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$137,326	$240,126

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$17,396	$23,840
Income taxes	$110	$13,924

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Certain reclassifications have been made to the three months ended March 31, 2008 condensed consolidated financial statements to conform to current year presentation.

Note B — New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) released Staff Position Statement of Financial Accounting Standards No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“SFAS 157-4”).  SFAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements.  SFAS 157-4 is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009.  The Company plans to adopt the provisions of SFAS 157-4 during second quarter 2009, but does not believe this guidance will have a significant impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  FSP FAS 115-2 is effective for the three months ending June 30, 2009.  The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on the Company’s consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  FSP FAS 107-1 is effective for the three months ending June 30, 2009.  Because FSP FAS 107-1 applies only to financial statement disclosures, the Company’s management believes adoption will not have a material effect on the Company’s consolidated financial statements.

Note C — Passenger and Ground Handling Revenue

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

SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, upon the third anniversary of the execution of the agreements (September 8, 2008), the contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the prior period’s approved rates adjusted for the current contract negotiations. As of March 31, 2009, SkyWest Airlines and ASA had not finalized the contractual rates with Delta.  Accordingly, the Company has primarily used Delta’s preliminary rate estimate as the basis for recording revenue during the three months ended March 31, 2009.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA (See Note O for additional details).

The Delta Connection Agreements executed by SkyWest Airlines and ASA provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ASA Delta Connection Agreements contain multi-year rate reset provisions. In the Delta Connection Agreements, the fixed-fee rates are specifically defined through 2009. The parties agreed that on or after a specified date in 2010 the parties would reset such rates to reflect SkyWest Airlines’ actual costs in 2010 (with a similar process on each 5th year thereafter). In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

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

SkyWest Airlines and United have entered into a United Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ United Express operations. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

SkyWest Airlines and Midwest are parties to an Airlines Services Agreement entered into on December 20, 2006 (the “Midwest Services Agreement”). Under the terms of the Midwest Services Agreement, SkyWest Airlines has agreed to operate up to 25 Bombardier CRJ200s under Midwest’s code. In exchange for SkyWest Airlines’ obligation to provide the designated number of flights and performing other obligations under the Midwest Services Agreement, Midwest has agreed to pay SkyWest Airlines on a weekly basis a fixed fee per completed block hour, fixed fee per completed departure, a fixed fee for overhead, and a reimbursement of certain direct costs when a new aircraft is delivered. The Midwest Services Agreement provides for incentives or penalties based upon SkyWest Airlines’ performance, including on-time arrival performance and completion percentage rates. Additionally, Midwest has agreed to reimburse certain of SkyWest Airlines’ operating costs, including costs related to fuel, landing fees, and catering. In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. SkyWest Airlines subsequently reached agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft.  As part of the modified terms, SkyWest Airlines agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer plus certain amounts Midwest owed to SkyWest Airlines at June 30, 2008, will be payable, with interest by Midwest in four equal quarterly payments starting on August 31, 2009. The total amount SkyWest Airlines has agreed to defer through November 30, 2008 is $9.0 million. Because of the unique modified payment terms associated with the deferred amounts, the Company did not recognize the revenue associated with the deferred payments.  Because of the uncertainty associated with Midwest’s financial restructuring, there is no assurance that Midwest will make payments as scheduled under the terms of the modified Midwest Services Agreement.

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements, Midwest’s proposed financial restructuring and settlement of  reimbursement disputes with the Company’s major partners.

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company accounts for share-based compensation in accordance with SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  During the three months ended March 31, 2009 the Company granted options to purchase 457,397 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) .  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2009.

Expected annual dividend rate	1.05%
Risk-free interest rate	1.67%
Average expected life (years)	4.6
Expected volatility of common stock	.351
Forfeiture rate	1.0%
Weighted average fair value of option grants	$4.42

During the three months ended March 31, 2009, the Company granted 201,204 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Additionally, during that three-month period, the Company granted 26,247 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.24 per share.

As required by SFAS No. 123(R), the Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The estimated fair value of the stock options and shares of restricted stock is amortized over the applicable vesting periods.  During the three months ended March 31, 2009 and 2008, the Company recorded pre-tax share-based compensation expense of $2.6 million and $3.4 million, respectively.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2009 and 2008 options to acquire 1,353,000 and 2,030,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2009	2008
Numerator
Net Income	$9,372	$29,140

Denominator
Weighted average number of common shares outstanding	56,546	60,013
Effect of outstanding share-based compensation	881	1,338
Weighted average number of shares for diluted net income per common share	57,427	61,351

Basic earnings per share	$0.17	$0.49
Diluted earnings per share	$0.16	$0.47

Note F — Comprehensive Income

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

	Three months ended March 31,
	2009	2008

Net Income	$9,372	$29,140
Unrealized appreciation on marketable securities, net of tax	4,039	65

Comprehensive income	$13,411	$29,205

Note G — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	March 31, 2009	December 31, 2008
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.87% to 5.48% through 2012 to 2020, secured by aircraft	$511,658	$529,625
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.05% to 7.52% through 2021, secured by aircraft	587,845	594,999
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.51% through 2021, secured by aircraft	244,651	248,731
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	72,617	74,455
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2020, secured by aircraft	343,302	325,834
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	25,380	25,857
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	5,602	5,936
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	5,937	6,051
Long-term debt	$1,796,992	$1,811,488

Less current maturities	(130,688)	(129,783)

Long-term debt, net of current maturities	$1,666,304	$1,681,705

At March 31, 2009, the three-month and six-month LIBOR rates were 1.19% and 1.74%, respectively.   At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively.

As of March 31, 2009, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility expires on March 31, 2010 and has a rate of 4.96%.

Note H — Change in Accounting Estimates

During the first quarter of 2009, the Company changed its estimate of depreciable lives on ground equipment from five to seven years to five to ten years and maintained the residual value of zero percent.  The impact of this change increased the Company’s pre-tax income for the three months ended March 31, 2009 by $1.2 million ($.02 per share Basic EPS and Diluted EPS).  The impact of this change, net of tax, increased the Company’s net income for the three months ended March 31, 2009 by $826,000 ($.01 per share, Basic EPS and Diluted EPS).

Note I — Investment Securities

The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. OTTI losses on individual equity investment securities are recognized as a realized loss through earnings when fair value is significantly below cost, the decline in fair value has existed for an extended period of time, and recovery is not expected in the near term. OTTI losses on individual perpetual preferred securities are recognized as a realized loss through earnings when a decline in the cash flows has occurred or the rating of the security has been downgraded below investment grade.

The Company’s OTTI evaluation process follows the guidance of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets , and FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. This guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts’ evaluations, all available information relevant to the securities, the Company’s ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in the Company’s securities portfolio.

As a result of an ongoing valuation review of the Company’s marketable securities portfolio, the Company recognized a pre-tax charge of approximately $7.1 million during the three months ended March 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

Note J — Commitments and Contingencies

The Company leases 285 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2009 (in thousands):

April through December 2009	$201,853
2010	323,808
2011	314,529
2012	315,422
2013	307,912
Thereafter	1,614,842
$3,078,366

Note K — Fair Value Measurements

As of March 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$148,055	$148,055	$—	$—
Marketable Securities	548,650	26,446	522,204	—
Other Assets	4,481	—	—	4,481
Total Assets Measured at Fair Value	$701,186	$174,501	$522,204	$4,481

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities within the hierarchy established pursuant to SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at March 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2009	$4,686
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(205)
Transferred out	—
Settlements	—
Balance at March 31, 2009	$4,481

Note L  — Stock Repurchase

The Company’s Board of Directors has authorized the repurchase of up to 15,000,000 shares of the Company’s common stock in the public market. During the three months ended March 31, 2009, the Company repurchased 1.3 million shares of common stock for approximately $12.6 million at a weighted average price per share of $9.62.

Note M — Investment in Other Companies

On September 4, 2008, the Company announced its intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas (“Trip”), for $30 million.  As of March 31, 2009, the Company’s total investment in Trip was $20 million for a 16.4% interest, which is recorded as “Other assets” on the Company’s consolidated balance sheet. If Trip meets or exceeds certain financial targets, the Company is scheduled to make an additional $10 million investment in Trip on or before March 1, 2010. The Company accounts for its interest in Trip using the equity method of accounting in accordance with APB Opinion No. 18, the Equity Method of Accounting for investment in Common Stock (“APB 18”). The Company records its equity in Trip’s earnings on a one-quarter lag. The difference between the cost basis of the investment and the amount of underlying equity in the net assets of Trip totaled $2.9 million as of March 31, 2009 and is recognized as equity method goodwill. During the three months ended March 31, 2009, the Company’s proportionate share of Trip’s net loss was $250,000 and is included in “Other” in the Company’s consolidated statement of income.

Note N —   Tax Rate

The Company’s effective tax rate was 28.8 % and 34.8 % for the three months ended March 31, 2009 and 2008, respectively.  In conjunction with the quarter-end evaluation of the Company’s FIN 48 liability, the Company reduced its income tax provision by approximately $757,000 for the three months ended March 31, 2009.

Note O — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2009, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of March 31, 2009, the Company had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint. A hearing on the Motion was held June 5, 2008. In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. SkyWest Airlines and ASA currently intend to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

The Company has evaluated the Delta dispute in accordance with the provisions of SFAS No. 5, Accounting for Contingencies (“SFAS No.5”). Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss related to the preceding dispute in the condensed consolidated financial statements as of March 31, 2009.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ASA, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2009 and 2008. Also discussed is our financial position as of March 31, 2009 and December 31, 2008. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2009, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States. As of March 31, 2009, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,421 total daily departures to 211 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of March 31, 2009, we provided ground handling services for approximately eight other airlines throughout our system. As of March 31, 2009, we operated a combined fleet of 438 aircraft consisting of 250 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (67 assigned to United, 164 assigned to Delta, 12 assigned to Midwest and seven used by SkyWest Airlines as additional maintenance spare aircraft) 103 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (52 assigned to United and 51 assigned to Delta), 27 CRJ900s (all assigned to Delta), 54 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (42 assigned to United and 12 assigned to Delta), and four 66-seat Avions de Transport 72-210 turboprop aircraft (the “ATR-72 turboprops) (all assigned to Delta). As of March 31, 2009, the four ATR-72 turboprops were no longer in revenue service. We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended March 31, 2009, approximately 56.4% of our aggregate capacity was operated under the Delta code, approximately 41.2% was operated under the United code and approximately 2.4% was operated under the Midwest code.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In December 2006, SkyWest Airlines and Midwest entered into an Airline Services Agreement (the “Midwest Services Agreement”). SkyWest Airlines serves markets from Midwest’s hub in Milwaukee. As of March 31, 2009, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee, operating more than 1,550 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. ASA operates approximately 825 daily flights, all in the Delta Connection system.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2009, contract flying revenue and pro-rate revenue represented approximately 96% and 4%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of March 31, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 55% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 45% flown under pro-rate arrangements.

First Quarter Summary

We had revenues of $672.6 million for the three months ended March 31, 2009, a 22.5% decrease, compared to revenues of $868.0 million for the three months ended March 31, 2008. We had net income of $9.4 million, or $0.16 per diluted share, for the three months ended March 31, 2009, a decrease in net income of 67.8%, compared to $29.1 million of net income, or $0.47 per diluted share, for the three months ended March 31, 2008.

The significant items affecting our financial performance during three months ended March 31, 2009 are outlined below:

In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. Subsequently, SkyWest Airlines reached an agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified terms, SkyWest Airlines agreed to defer a portion of Midwest’s weekly payment obligations from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer plus certain amounts Midwest owed to SkyWest Airlines at June 30, 2008, will be payable, with interest by Midwest in four equal quarterly payments starting on August 31, 2009. The total amount SkyWest Airlines has agreed to defer through November 30, 2008 is $9.0 million. Because of the unique modified payment terms associated with the deferred amounts, we have not recognized the revenue associated with the deferred payments.  Because of the uncertainty associated with Midwest’s financial restructuring, there is no assurance that Midwest will make payments as scheduled under the terms of the modified Midwest Services Agreement.

We review our investment securities on an ongoing basis for the presence of other-than-temporary-impairment (“OTTI”) with formal reviews performed quarterly. OTTI losses on individual equity investment securities are recognized as a realized loss through earnings when fair value is significantly below cost, the decline in fair value has existed for an extended period of time, and recovery is not expected in the near term. OTTI losses on individual perpetual preferred securities are recognized as a realized loss through earnings when a decline in the cash flows has occurred or the rating of the security has been downgraded below investment grade. As a result of an ongoing valuation review of our investment securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the three months ended March 31, 2009 for certain investment securities deemed to have other-than-temporary impairment.

ASA experienced significant weather-related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200 regional jet aircraft in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. ASA cancelled approximately 750 flights more than normal as a result of the severe weather and aircraft grounding during the quarter. As a result, ASA experienced a negative impact on revenues of approximately $7.6 million.

Our maintenance costs increased $9.1 million, or 11.0%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase in maintenance costs was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft.

Total available seat miles (“ASMs”) for the three months ended March 31, 2009 decreased 8.0%, compared to the three months ended March 31, 2008, primarily as a result of our major partners decreasing the utilization of our aircraft and a reduction in the number of aircraft we operated for Midwest. During the three months ended March 31, 2009, we generated 5.1 billion ASMs, compared to 5.6 billion ASMs during the three months ended March 31, 2008.

Outlook

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from operation under the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in an effort to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four 50-seat CRJ200s for four CRJ900s configured with 76 seats in its Delta Connection operations. On November 30, 2007, we announced that SkyWest Airlines placed a firm order for 22 aircraft with Bombardier. As of March 31, 2009, SkyWest Airlines had taken delivery of four CRJ900s under that order. SkyWest Airlines is scheduled to take delivery of the remaining 18 aircraft during the remainder of 2009 and the first quarter of 2010.

On January 9, 2009, we announced that ASA reached an agreement with Delta to operate an additional ten CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. As of March 31, 2009, ASA had taken delivery of six of these aircraft and expects to take delivery of the remaining four aircraft during April and May of 2009. ASA intends to use the aircraft as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between April and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2008, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Three Months Ended March 31, 2009 and 2008

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2009		2008		% Change
Revenue passenger miles (000)	3,849,527		4,194,329		(8.2)
Available seat miles (“ASMs”) (000)	5,134,723		5,578,579		(8.0)
Block hours	324,797		353,637		(8.2)
Departures	205,880		217,510		(5.3)
Passengers carried	7,633,909		8,076,331		(5.5)
Passenger load factor	75.0%		75.2%		(0.2	)pts
Revenue per available seat mile	13.1	¢	15.6	¢	(16.0)
Cost per available seat mile	12.8	¢	14.9	¢	(14.1)
Fuel cost per available seat mile	2.8	¢	5.3	¢	(47.2)
Average passenger trip length (miles)	504		519		(2.9)

Revenues.  Operating revenues decreased $195.4 million, or 22.5%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2009	2008	$ Change	% Change
Passenger revenues	$664,883	$859,159	$(194,276)	(22.6)%
Less: Fuel reimbursement from major partners	136,552	283,548	(146,996)	(51.8)%
Less: Engine overhaul reimbursement from major partners	16,444	16,002	442	2.8%
Passenger revenue excluding fuel and engine overhauls reimbursements	$511,887	$559,609	$(47,722)	(8.5)%

Passenger revenues.  Passenger revenues decreased $194.3 million, or 22.6%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $147.0 million or 51.8%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $47.7 million, or 8.5%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the corresponding decrease in ASMs, primarily due to two factors. First, ASA experienced an abnormally high number of flight cancellations during the three months ended March 31, 2009.  ASA incurred significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. ASA cancelled approximately 750 flights more than normal as a result of the severe weather and the aircraft grounding during the quarter. As a result of the abnormally high number of cancellations, ASA experienced a negative impact on passenger revenues of approximately $7.6 million. Second, the percentage decrease in passenger revenues excluding fuel and engine overhaul reimbursements was more than the percentage decrease in ASMs, primarily due operating efficiencies we obtained by adding incremental aircraft under our contract flying arrangements, which are factored into our contractual rates.

Ground handling and other.  Total ground handling and other revenues decreased $1.1 million, or 12.5%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income. The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation in MD&A is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the three months ended March 31,
					2009	2008
	2009	2008	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$140,629	$292,389	$(151,760)	(51.9)%	2.8	5.3
Salaries, wages and benefits	176,872	185,895	(9,023)	(4.9)%	3.4	3.3
Aircraft maintenance, materials and repairs	92,158	83,061	9,097	11.0%	1.8	1.5
Aircraft rentals	72,782	73,426	(644)	(0.9)%	1.4	1.3
Depreciation and amortization	54,584	54,616	(32)	(0.1)%	1.1	1.0
Station rentals and landing fees	32,874	34,887	(2,013)	(5.8)%	0.6	0.6
Ground handling services	25,448	32,018	(6,570)	(20.5)%	0.5	0.6
Other	36,471	43,509	(7,038)	(16.2)%	0.7	0.8
Total operating expenses	631,818	799,801	(167,983)	(21.0)%	12.3	14.4
Interest	22,951	30,295	(7,344)	(24.2)%	0.5	0.5
Total airline expenses	$654,769	$830,096	175,327	(21.1)%	12.8	14.9

Fuel.  Fuel costs decreased $151.8 million, or 51.9%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The average cost per gallon of fuel decreased to $1.65 per gallon during the three months ended March 31, 2009 from $3.08 during the three months ended March 31, 2008. In addition to the decrease in the average cost per gallon during the three months ended March 31, 2009, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver. Midwest also purchased all of its fuel directly from fuel vendors during the three months ended March 31, 2009, which reduced our total fuel costs and related passenger revenue. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	85,311	94,956	(10.2)%
Average price per gallon	$1.65	$3.08	(46.4)%
Fuel expense	$140,629	$292,389	(51.9)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $9.0 million, or 4.9%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The average number of full-time equivalent employees decreased 9.3% to 13,224 for the three months ended March 31, 2009, from 14,578 for the three months ended March 31, 2008. The decrease in number of employees was significantly due to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and reductions in personnel due to the decreased utilization of our aircraft.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $9.1 million, or 11.0%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$92,158	$83,061	$9,097	11.0%
Less: Engine overhaul reimbursed from major partners	16,444	16,002	442	2.8%
Aircraft maintenance excluding reimbursed engine overhauls	$75,714	$67,059	$8,655	12.9%

Aircraft maintenance expense excluding reimbursed engine overhauls, increased $8.7 million, or 12.9%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  The increase in maintenance excluding engine overhaul costs was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft and repairs incurred on aircraft damaged during the normal course of business.

Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines. We record the gross amount of that maintenance as revenue in our consolidated statements of income, and we recognize engine maintenance expense on our CRJ200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the three months ended March 31, 2009, we collected and recorded $3.7 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, which is intended to compensate us for the expense of future engine maintenance overhauls. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

Aircraft rentals.  Aircraft rentals decreased $644,000, or 0.9%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in aircraft rents was primarily due to the lease return of eight ATR-72 turboprops.

Depreciation and amortization.  Depreciation and amortization expense decreased $32,000, or 0.1%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008.  The decrease was primarily due to the change in depreciable lives on ground equipment from a range of five to seven years to a range of five to ten years. For purposes of the foregoing calculations, the ground equipment was deemed to maintain a residual value of zero percent.  The impact of this change decreased our pre tax income for the three months ended March 31, 2009 by $1.2 million.  This decease was partially offset by the increase in depreciation due to the addition of four CRJ900s that were financed using long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $2.0 million, or 5.8%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Our station rents and landing fee costs can be impacted based upon the volume of passengers carried and the number of departures. The decrease in station rentals and landing fees expense was primarily due to a 5.5% decrease in passengers carried and a 5.3% decrease in departures during the three months ended March 31, 2009.

Ground handling service.  Ground handling service expense decreased $6.6 million, or 20.5%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in ground handling was due primarily to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and a 5.3% decrease in departures during the three months ended March 31, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $7.0 million, or 16.2%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in other expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events during the three months ended March 31, 2009.

Interest.  Interest expense decreased $7.3 million, or 24.2%, during the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease in interest expense was substantially due to a decrease in interest rates. At March 31, 2009, we had variable rate notes representing 45.6% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At March 31, 2009, the three-month and six-month LIBOR rates were 1.19% and 1.74%, respectively. At March 31, 2008, the three-month and six-month LIBOR rates were 2.69% and 2.61%, respectively.

Interest Income. Interest income decreased $4.0 million, or 59.7% during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The decrease in interest income was substantially due to a decrease in interest rates. At March 31, 2009, the three-month and six-month LIBOR rates were 1.19% and 1.74%, respectively. At March 31, 2008, the three-month and six-month LIBOR rates were 2.69% and 2.61%, respectively.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $175.3 million, or 21.1%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2009	2008	$ Change	% Change
Total airline expense	$654,769	$830,096	$(175,327)	(21.1)%
Less: Fuel expense	140,629	292,389	(151,760)	(51.9)%
Less: Engine overhaul reimbursement from major partners	16,444	16,002	442	2.8%
Total airline expense excluding fuel and engine overhauls	$497,696	$521,705	$(24,009)	(4.6)%

Excluding fuel and engine overhaul costs, our total airline expenses decreased $24.0 million, or 4.6%, during the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which is primarily due to increases in non-engine overhaul maintenance expenses attributable to the increasing age of our fleet.

 Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the three months ended March 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

Net Income.  Primarily due to factors described above, net income decreased to $9.4 million, or $0.16 per diluted share, for the three months ended March 31, 2009, compared to $29.1 million, or $0.47 per diluted share, for the three months ended March 31, 2008.

Liquidity and Capital Resources

We had working capital of $818.0 million and a current ratio of 3.0:1 at March 31, 2009, compared to working capital of $733.4 million and a current ratio of 2.7:1 at December 31, 2008. The increase in working capital was principally attributable to the $67.3 million of cash provided by operating activities.

The principal sources of cash during the three months ended March 31, 2009 were $67.3 million provided by operating activities, $21.0 million from the proceeds of long-term debt, $16.1 million of proceeds from the sale of equipment, net sales of $14.8 million of marketable securities, the sale of $5.9 million of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans and $1.1 million from returns on aircraft deposits.  We invested $40.7 million in flight equipment, made principal payments on long-term debt of $35.5 million, purchased $23.2 million in other assets, repurchased $12.6 million of outstanding shares of our common stock, paid $2.3 million in cash dividends and spent $0.5 million for buildings and ground equipment.  These factors resulted in a $11.4 million increase in cash and cash equivalents during the three months ended March 31, 2009.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, decreased to $548.7 million at March 31, 2009, compared to $568.6 million at December 31, 2008.  The decrease in marketable securities was due primarily to the sale of marketable securities and the purchase of cash equivalent securities.

At March 31, 2009, our total capital mix was 43.5% equity and 56.5% long-term debt, compared to 41.6% equity and 58.4% long-term debt at December 31, 2008.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2009	2010	2011	2012	2013	Thereafter

Firm aircraft commitments	$531,208	$433,197	$98,011	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,078,366	201,853	323,808	314,529	315,422	307,912	1,614,842
Interest commitments	667,054	76,002	85,294	78,865	71,623	63,695	291,575
Principal maturities on long-term debt	1,796,992	104,836	135,314	138,899	189,217	137,555	1,091,171
Total commitments and obligations	$6,073,620	$815,888	$642,427	$532,293	$576,262	$509,162	$2,997,588

Purchase Commitments and Options

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate under its United Express Agreement as part of an aircraft transition plan, allowing United to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, we anticipate that the Brasilia turboprop removals under the United Express Agreement are intended to occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s were placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. As of March 31, 2009, SkyWest Airlines has taken delivery of four CRJ900s. SkyWest Airlines is scheduled to take delivery of the remaining 18 aircraft during 2009 and the first quarter of 2010.

On January 9, 2009, we announced that ASA reached an agreement with Delta to operate 10 additional CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. ASA expects to take delivery of these aircraft between February and May 2009. As of March 31, 2009, ASA had taken delivery of six CRJ900s. ASA intends to use the aircraft as replacements for 20 CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates contemplated by the Delta Connection Agreement.

Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $531.2 million through the first quarter of 2010. Additionally, SkyWest Airlines’ agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2009, we had 285 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $3.1 billion at March 31, 2009. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at March 31, 2009.

Long-term Debt Obligations

Our total long-term debt at March 31, 2009 was $1,797.0 million, of which $1,791.1 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $5.9 million related to our corporate office building. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 5.2% at March 31, 2009.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of March 31, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 45% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. The average price per gallon of aircraft fuel decreased 46.5% to $1.65 for the three months ended March 31, 2009, from $3.08 for the three months ended March 31, 2008. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $1.0 million in fuel expense for the three months ended March 31, 2009.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At March 31, 2009, we had variable rate notes representing 45.6% of our total long-term debt compared to 46.6% of our total long-term debt at December 31, 2008.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.1 million in interest expense and received $1.8 million additional interest income for the three months ended March 31, 2009. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

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

ITEM 4.                    CONTROLS AND PROCEDURES

a)   Evaluation of disclosure controls and procedures

 Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2009.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2009, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA. As of March 31, 2009, we had recognized a cumulative total of $32.4 million of revenue associated with funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its Counterclaim.

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

We have evaluated the Delta dispute in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS No.5”), Accounting for Contingencies. Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of March 31, 2009.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended March 31, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2009	—	$—	—	4,643,476
February 1 - February 28, 2009	49,000	10.67	49,000	4,594,476
March 1 - March 31, 2009	1,261,140	9.58	1,261,140	3,333,336
Total	1,310,140	$9.62	1,310,140	3,333,336

(1)                                Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors authorized the repurchase of up to 15,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources.  In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”).  The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 15,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan.  As of March 31, 2009, we had spent approximately $241.2 million to purchase and retire approximately 11,666,664 shares of the 15,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.  The Stock Repurchase Plan expires on March 13, 2011.

ITEM 6:                  EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2009.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer