Form 10-Q
period 2009-06-30
SKYWEST INC
filed 2009-08-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common stock, no par value	55,604,090

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132,985	$125,892
Marketable securities	587,967	568,567
Restricted cash	10,729	10,728
Income tax receivable	16,588	14,868
Receivables, net	81,856	55,458
Inventories, net	103,915	104,383
Prepaid aircraft rents	255,824	226,474
Deferred tax assets	52,885	76,093
Other current assets	31,417	38,205
Total current assets	1,274,166	1,220,668

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,337,216	3,273,705
Deposits on aircraft	16,077	20,390
Buildings and ground equipment	242,279	239,573
	3,595,572	3,533,668
Less-accumulated depreciation and amortization	(889,229)	(824,293)
Total property and equipment, net	2,706,343	2,709,375

OTHER ASSETS
Intangible assets, net	25,122	26,247
Other assets	76,830	58,001
Total other assets	101,952	84,248
Total assets	$4,082,461	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$135,281	$129,783
Accounts payable	154,312	110,902
Accrued salaries, wages and benefits	67,793	66,553
Accrued aircraft rents	20,010	25,676
Taxes other than income taxes	18,359	16,651
Other current liabilities	32,842	37,039
Total current liabilities	428,597	386,604

OTHER LONG-TERM LIABILITIES	40,352	41,525

LONG-TERM DEBT, net of current maturities	1,681,458	1,681,705

DEFERRED INCOME TAXES PAYABLE	506,600	507,113

DEFERRED AIRCRAFT CREDITS	123,083	121,823

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 74,330,410 and 73,520,292 shares issued, respectively	571,749	562,395
Retained earnings	1,008,812	977,736
Treasury stock, at cost, 18,924,100 and 17,150,580 shares, respectively	(278,641)	(261,174)
Accumulated other comprehensive income (loss)	451	(3,436)
Total stockholders’ equity	1,302,371	1,275,521
Total liabilities and stockholders’ equity	$4,082,461	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Passenger	$691,141	$943,570	$1,356,023	$1,802,729
Ground handling and other	7,682	7,250	15,442	16,114
Total operating revenues	698,823	950,820	1,371,465	1,818,843
OPERATING EXPENSES:
Aircraft fuel	129,042	366,467	269,671	658,855
Salaries, wages and benefits	173,862	180,677	350,734	366,572
Aircraft maintenance, materials and repairs	116,390	98,307	208,549	181,368
Aircraft rentals	75,958	73,893	148,740	147,320
Depreciation and amortization	54,676	54,931	109,260	109,546
Station rentals and landing fees	29,978	33,339	62,852	68,226
Ground handling services	23,124	26,869	48,572	58,887
Other airline expense	36,024	43,386	72,494	86,895
Total operating expenses	639,054	877,869	1,270,872	1,677,669
OPERATING INCOME	59,769	72,951	100,593	141,174
OTHER INCOME (EXPENSE):
Interest income	2,724	5,009	5,446	11,771
Interest expense	(21,117)	(26,221)	(44,069)	(56,517)
Impairment on marketable securities	—	—	(7,115)	—
Other	116	6,308	(203)	6,308
	(18,277)	(14,904)	(45,941)	(38,438)
INCOME BEFORE INCOME TAXES	41,492	58,047	54,652	102,736
PROVISION FOR INCOME TAXES	15,273	21,613	19,061	37,162
NET INCOME	$26,219	$36,434	$35,591	$65,574

BASIC EARNINGS PER SHARE	$0.47	$0.63	$0.63	$1.12
DILUTED EARNINGS PER SHARE	$0.46	$0.63	$0.62	$1.10
Weighted average common shares:
Basic	55,657	57,377	56,102	58,695
Diluted	56,558	58,009	56,993	59,680

Dividends declared per share	$0.04	$0.03	$0.08	$0.06

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$167,306	$248,587

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(362,079)	(657,540)
Sales of marketable securities	337,451	723,113
Proceeds from the sale of equipment	18,195	1,656
Acquisition of property and equipment:
Aircraft and rotable spare parts	(123,416)	(75,668)
Buildings and ground equipment	(3,182)	(27,946)
Increase in other assets	(19,622)	(1,647)

NET CASH USED IN INVESTING ACTIVITIES	(152,653)	(38,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	80,061	17,680
Principal payments on long-term debt	(74,810)	(58,470)
Tax (deficiency) benefit from exercise of common stock options	(1,024)	170
Return of deposits on aircraft and rotable spare parts	4,313	226
Net proceeds from issuance of common stock	5,907	8,970
Purchase of treasury stock	(17,467)	(90,807)
Payment of cash dividends	(4,540)	(3,727)

NET CASH USED IN FINANCING ACTIVITIES	(7,560)	(125,958)

Increase in cash and cash equivalents	7,093	84,597
Cash and cash equivalents at beginning of period	125,892	122,802

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,985	$207,399

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$48,286	$55,990
Income taxes	$2,121	$15,783

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Certain reclassifications have been made to the three and six month periods ended June 30, 2008 condensed consolidated financial statements to conform to current year presentation.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009, up until the issuance of the condensed consolidated financial statements, which occurred on August 7, 2009.

Note B — New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (the “FASB”) released Staff Position Statement of Financial Accounting Standards No. 157-4, Determining Whether a Market Is Not Active and a Transaction Is Not Distressed (“SFAS 157-4”).  SFAS 157-4 provides additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in SFAS 157, Fair Value Measurements.  SFAS 157-4 is effective for interim periods ending after June 15, 2009.  The Company adopted the provisions of  SFAS 157-4 for the three months ended June 30, 2009.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2”), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities.  The Company adopted the provisions of FSP FAS 115-2 for the three months ended June 30, 2009.  The adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”).  FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments (“SFAS 107”) to require disclosures about fair value of financial instruments in interim reporting periods.  Such disclosures were previously required only in annual financial statements.  The Company adopted the provisions of FSP FAS 107-1 for the three months ended June 30, 2009.  Because FSP FAS 107-1 applies only to financial statement disclosures, the adoption did not have a material effect on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of SFAS 165 for the three months ended June 30, 2009.  The adoption of these provisions did not have a material effect on the Company’s condensed consolidated financial statements.

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

SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, upon the third anniversary of the execution of the agreements (September 8, 2008), the contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. In the event that the contractual rates have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the prior period’s approved rates adjusted for the current contract negotiations. As of June 30, 2009, SkyWest Airlines and ASA had not finalized the contractual rates with Delta.  Accordingly, the Company has primarily used Delta’s preliminary rate estimate as the basis for recording revenue during the three and six month periods ended June 30, 2009.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest and ASA (See Note L for additional details).

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

On June 10, 2009, SkyWest Airlines and Midwest reached a mutual understanding to terminate the service SkyWest Airlines currently provides under the Airline Services Agreement (the “Midwest Services Agreement”). As a result, SkyWest Airlines has agreed to remove its remaining 12 CRJ200 regional jet aircraft from Midwest service based on the following schedule: one aircraft was removed in June 2009 and July 2009, three aircraft are scheduled to be removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. Additionally, SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that is guaranteed by Republic Airways Holdings, Inc. The unsecured note related to certain deferred payments Midwest owed SkyWest Airlines for services provided under the Midwest Services Agreement.  Because of the unique modified payment terms associated with the deferred payments, the Company did not recognize revenue associated with the deferred amounts. The deferred amounts are scheduled to be paid to SkyWest at the rate of $400,000 per aircraft as each applicable aircraft is removed from service, starting with the aircraft scheduled to be removed in October 2009. Midwest has agreed to continue to pay existing rates and charges to SkyWest as agreed to under the Midwest Services Agreement, as previously amended, until the aircraft are removed from service.

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

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company accounts for share-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS No. 123(R)”).  During the six months ended June 30, 2009 the Company granted options to purchase 457,397 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”) .  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2009.

Expected annual dividend rate	1.05%
Risk-free interest rate	1.67%
Average expected life (years)	4.6
Expected volatility of common stock	.351
Forfeiture rate	1.0%
Weighted average fair value of option grants	$4.42

During the six months ended June 30, 2009, the Company granted 201,204 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Additionally, during that six-month period, the Company granted 26,247 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.24 per share.

As required by SFAS No. 123(R), the Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The estimated fair value of the stock options and shares of restricted stock is amortized over the applicable vesting periods.  During the three months ended June 30, 2009 and 2008, the Company recorded pre-tax share-based compensation expense of $1.9 million and $2.6 million, respectively.  During the six months ended June 30, 2009 and 2008, the Company recorded pre-tax share-based compensation expense of $4.5 million and $6.0 million, respectively.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended June 30, 2009 and 2008 options to acquire 4,525,000 and 4,267,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.  During the six months ended June 30, 2009 and 2008 options to acquire 4,547,000 and 3,149,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator
Net Income	$26,219	$36,434	$35,591	$65,574

Denominator
Weighted average number of common shares outstanding	55,657	57,377	56,102	58,695
Effect of outstanding stock compensation	901	632	891	985
Weighted average number of shares for Diluted net income per common share	56,558	58,009	56,993	59,680

Basic earnings per share	$0.47	$0.63	$0.63	$1.12
Diluted earnings per share	$0.46	$0.63	$0.62	$1.10

Note F — Comprehensive Income

The Company reports comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (“SFAS 130”). SFAS 130 establishes standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders.  Comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net Income	$26,219	$36,434	$35,591	$65,574
Unrealized appreciation (depreciation) on marketable securities, net of tax	(151)	(200)	3,887	(135)

Comprehensive income	$26,068	$36,234	$39,478	$65,439

Note G — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	June 30, 2009	December 31, 2008
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.05% to 4.19% through 2012 to 2020, secured by aircraft	$494,310	$529,625
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.40% to 7.52% through 2021, secured by aircraft	576,336	594,999
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	239,952	248,731
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	71,255	74,455
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2020, secured by aircraft	399,578	325,834
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	24,904	25,857
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	4,581	5,936
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	5,823	6,051
Long-term debt	$1,816,739	$1,811,488

Less current maturities	(135,281)	(129,783)

Long-term debt, net of current maturities	$1,681,458	$1,681,705

At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively.   At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively.

As of June 30, 2009, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility expires on June 30, 2010 and has a rate of 4.96%.

Note H — Change in Accounting Estimates

During the first quarter of 2009, the Company changed its estimate of depreciable lives on ground equipment from five to seven years to five to ten years and maintained the residual value of zero percent.  The impact of this change increased the Company’s pre-tax income for the three and six month periods ended June 30, 2009 by $0.9 million ($.02 per share Basic EPS and Diluted EPS) and $2.1 million ($.04 per share Basic EPS and Diluted EPS), respectively.  The impact of this change, net of tax, increased the Company’s net income for the three and six month periods ended June 30, 2009 by $579,000 ($.01 per share, Basic EPS and Diluted EPS) and $1.4 million ($.02 per share Basic EPS and Diluted EPS), respectively.

Note I — Commitments and Contingencies

The Company leases 288 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2009 (in thousands):

July through December 2009	$143,703
2010	329,211
2011	319,957
2012	320,708
2013	313,120
Thereafter	1,608,187
$3,034,886

Note J — Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) as of January 1, 2008. Although the adoption of SFAS No. 157 did not materially impact the Company’s financial condition, results of operations or cash flows, SFAS No. 157 requires the presentation of the following disclosures in these notes to condensed consolidated financial statements.

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

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of June 30, 2009, the Company owned $4.5 million of auction rate security instruments. The auction rate security instruments held by the Company at June 30, 2009 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its Consolidated Balance Sheet as of June 30, 2009. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of June 30, 2009, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, it intends to record a charge to earnings as appropriate.

As of June 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$143,714	$143,714	$—	$—
Marketable Securities	587,967	26,887	561,080	—
Other Assets	4,474	—	—	4,474
Total Assets Measured at Fair Value	$736,155	$170,601	$561,080	$4,474

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities within the hierarchy established pursuant to SFAS No. 157.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS No. 157 at June 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2009	$4,686
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(212)
Transferred out	—
Settlements	—
Balance at June 30, 2009	$4,474

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,915.8 million as of June 30, 2009, as compared to the carrying amount of $1,816.7 million as of June 30, 2009.

Note K  — Stock Repurchase

The Company’s Board of Directors has authorized the repurchase of up to 15,000,000 shares of the Company’s common stock in the public market. During the three months ended June 30, 2009, the Company repurchased 463,380 shares of common stock for approximately $4.9 million at a weighted average price per share of $10.50.

Note L — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2009, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of June 30, 2009, the Company had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint. A hearing on the Motion was held June 5, 2008. In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

The Company has evaluated the Delta dispute in accordance with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS No.5”). Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss related to the preceding dispute in the condensed consolidated financial statements as of June 30, 2009.

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

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six months ended June 30, 2009 and 2008. Also discussed is our financial position as of June 30, 2009 and December 31, 2008. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2009, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States. As of June 30, 2009, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,400 total daily departures to 208 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of June 30, 2009, we provided ground handling services for approximately 11 other airlines throughout our system. As of June 30, 2009, we operated a combined fleet of 442 aircraft consisting of 250 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (74 assigned to United Air Lines Inc. (“United”), 164 assigned to Delta Air Lines, Inc. (“Delta”), 10 assigned to Midwest Airlines, Inc. (“Midwest”) and two used by SkyWest Airlines as additional maintenance spare aircraft) 106 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (55 assigned to United and 51 assigned to Delta), 31 CRJ900s Regional Jets (the “CRJ900”) (all assigned to Delta), 51 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (39 assigned to United and 12 assigned to Delta), and four 66-seat Avions de Transport 72-210 turboprop aircraft (the “ATR-72 turboprops) (all assigned to Delta). As of June 30, 2009, the four ATR-72 turboprops were no longer in revenue service. We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended June 30, 2009, approximately 57.2% of our aggregate capacity was operated under the Delta code, approximately 40.5% was operated under the United code and approximately 2.3% was operated under the Midwest code.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  On June 10, 2009, SkyWest Airlines and Midwest mutually agreed to terminate the service SkyWest Airlines currently provides under the Airline Services Agreement (the “Midwest Services Agreement”). As a result, SkyWest Airlines has agreed to remove its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft are scheduled to be removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. As of June 30, 2009, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee, operating more than 1,660 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. As of June 30, 2009, ASA operated as a Delta Connection carrier in Atlanta and Cincinnati. ASA operates approximately 940 daily flights, all in the Delta Connection system.

We provide a substantial majority of the regional airline service for Delta in Atlanta and Salt Lake City. In connection with our acquisition of ASA in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and ASA. We also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Pursuant to the terms of the Delta Connection Agreement executed by ASA and Delta, Delta has also agreed that if Delta solicits requests for proposals to fly Delta Connection regional aircraft, ASA will be permitted to bid to maintain the same percentage of total Delta Connection regional jet flights that it operated during 2007, and, if ASA does not achieve the winning bid for the proposed flying, ASA will be permitted to match the terms of the winning bid to the extent necessary for ASA to maintain the same percentage of Delta Connection regional jet flights that it operated during 2007.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended June 30, 2009, contract flying revenue and pro-rate revenue represented approximately 95% and 5%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of June 30, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 55% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 45% flown under pro-rate arrangements.  During June 2009, we began flying seven CRJ200s for United under a pro-rate agreement.

Second Quarter Summary

We had revenues of $698.8 million for the three months ended June 30, 2009, a 26.5% decrease, compared to revenues of $950.8 million for the three months ended June 30, 2008. We had net income of $26.2 million, or $0.46 per diluted share, for the three months ended June 30, 2009, a decrease in net income of 28.0%, compared to $36.4 million of net income, or $0.63 per diluted share, for the three months ended June 30, 2008.

The significant items affecting our financial performance during the three months ended June 30, 2009 are outlined below:

On June 10, 2009, SkyWest reached a mutual understanding with Midwest to terminate the service SkyWest Airlines currently provides under the Midwest Services Agreement. As a result, SkyWest Airlines agreed to remove its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft are scheduled to be removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. Additionally, we agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that is guaranteed by Republic Airways Holdings, Inc. The unsecured note related to certain deferred payments Midwest owed SkyWest Airlines from services provided under the Midwest Services Agreement.  Because of the unique modified payment terms associated with the deferred payments, we have not recognized revenue associated with the deferred amount.  The deferred amount is scheduled to be paid to SkyWest Airlines at the rate of $400,000 per aircraft as each applicable aircraft is removed from service starting with the aircraft that will be removed in October 2009. Midwest has agreed to continue to pay existing rates and charges to SkyWest Airlines as agreed to under the Midwest Services Agreement, as previously amended, until the aircraft are removed from service.

Our maintenance costs increased $18.1 million, or 18.4%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase in maintenance costs was principally due to scheduled maintenance and engine events on our aging CRJ200 and CRJ700 aircraft.

Total available seat miles (“ASMs”) for the three months ended June 30, 2009 decreased 2.4%, compared to the three months ended June 30, 2008, primarily as a result of our major partners decreasing the utilization of our aircraft and a reduction in the number of aircraft we operated for Midwest. During the three months ended June 30, 2009, we generated 5.6 billion ASMs, compared to 5.7 billion ASMs during the three months ended June 30, 2008.

Outlook

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from operation under the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in an effort to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four 50-seat CRJ200s for four 76-seat CRJ900s in its Delta Connection operations. On November 30, 2007, we announced that SkyWest Airlines placed a firm order for 22 aircraft with Bombardier. As of June 30, 2009, SkyWest Airlines had taken delivery of four CRJ900s and three CRJ700s under that order. SkyWest Airlines is scheduled to take delivery of the remaining 15 aircraft during the remainder of 2009 and the first quarter of 2010.

On January 9, 2009, we announced that ASA reached an agreement with Delta to operate an additional ten CRJ900s. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. As of June 30, 2009, ASA had taken delivery of all of these aircraft. ASA intends to use the aircraft as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between April and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

On June 10, 2009, we announced the wind down of the Midwest Services Agreement. As a result, SkyWest Airlines agreed to remove the remaining 12 CRJ200s from Midwest service based on the following schedule:  one aircraft was removed in each of June 2009 and July 2009, three aircraft are scheduled to be removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010.  We are pursuing opportunities to place these 12 aircraft into service with other major airline carriers.

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

Results of Operations

Three Months Ended June 30, 2009 and 2008

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2009		2008		% Change
Revenue passenger miles (000)	4,474,923		4,496,464		(0.5)
Available seat miles (“ASMs”) (000)	5,582,862		5,717,958		(2.4)
Block hours	343,113		353,723		(3.0)
Departures	220,605		226,176		(2.5)
Passengers carried	8,884,664		8,794,735		1.0
Passenger load factor	80.2%		78.6%		1.6	pts
Revenue per available seat mile	12.5	¢	16.6	¢	(24.7)
Cost per available seat mile	11.8	¢	15.8	¢	(25.3)
Fuel cost per available seat mile	2.3	¢	6.4	¢	(64.1)
Average passenger trip length (miles)	504		511		(1.4)

Revenues.  Operating revenues decreased $252.0 million, or 26.5%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2009	2008	$ Change	% Change
Passenger revenues	$691,141	$943,570	$(252,429)	(26.8)%
Less: Fuel reimbursement from major partners	123,584	356,445	(232,861)	(65.3)%
Less: Engine overhaul reimbursement from major partners	39,341	36,030	3,311	9.2%
Passenger revenue excluding fuel and engine overhauls reimbursements	$528,216	$551,095	$(22,879)	(4.2)%

Passenger revenues.  Passenger revenues decreased $252.4 million, or 26.8%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $232.9 million or 65.3%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $22.9 million, or 4.2%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the corresponding percentage decrease in ASMs, primarily due to two factors. First, Delta transitioned 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009. Second, operating efficiencies obtained by adding incremental aircraft under our contract flying arrangements, were factored into our contractual rates and our passenger revenues.

Ground handling and other.  Total ground handling and other revenues increased $0.4 million, or 6.0%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income. The increase was primarily due to lease revenue we received on two CRJ200s.

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

	For the three months ended June 30,
					2009	2008
	2009	2008	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$129,042	$366,467	$(237,425)	(64.8)%	2.3	6.4
Salaries, wages and benefits	173,862	180,677	(6,815)	(3.8)%	3.1	3.2
Aircraft maintenance, materials and repairs	116,390	98,307	18,083	18.4%	2.1	1.7
Aircraft rentals	75,958	73,893	2,065	2.8%	1.4	1.3
Depreciation and amortization	54,676	54,931	(255)	(0.5)%	1.0	1.0
Station rentals and landing fees	29,978	33,339	(3,361)	(10.1)%	0.5	0.5
Ground handling services	23,124	26,869	(3,745)	(13.9)%	0.4	0.4
Other airline expense	36,024	43,386	(7,362)	(17.0)%	0.6	0.8
Total operating expenses	639,054	877,869	(238,815)	(27.2)%	11.4	15.3
Interest	21,117	26,221	(5,104)	(19.5)%	0.4	0.5
Total airline expenses	$660,171	$904,090	(243,919)	(27.0)%	11.8	15.8

Fuel.  Fuel costs decreased $237.4 million, or 64.8%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The average cost per gallon of fuel decreased to $1.80 per gallon during the three months ended June 30, 2009 from $3.89 during the three months ended June 30, 2008. In addition to the decrease in the average cost per gallon during the three months ended June 30, 2009, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, Midwest purchased all of its fuel directly from fuel vendors during the three months ended June 30, 2009 and during the month of June 2009, Delta purchased the majority of its fuel directly from fuel vendors, all of which reduced our total fuel costs and passenger revenue. During the three months ended June 30, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	71,872	94,301	(23.8)%
Average price per gallon	$1.80	$3.89	(53.7)%
Fuel expense	$129,042	$366,467	(64.8)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $6.8 million, or 3.8%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The average number of full-time equivalent employees decreased 13.3% to 12,578 for the three months ended June 30, 2009, from 14,510 for the three months ended June 30, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $18.1 million, or 18.4%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$116,390	$98,307	$18,083	18.4%
Less: Engine overhaul reimbursed from major partners	39,341	36,030	3,311	9.2%
Aircraft maintenance excluding reimbursed engine overhauls	$77,049	$62,277	$14,772	23.7%

Aircraft maintenance expense excluding reimbursed engine overhauls, increased $14.8 million, or 23.7%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The increase in aircraft maintenance expenses excluding engine overhauls reimbursed from major partners was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft.

Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines. We record the gross amount of that maintenance as revenue in our consolidated statements of income, and we recognize engine maintenance expense on our CRJ200 regional jet engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the three months ended June 30, 2009, we collected and recorded $2.2 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, compared to $9.4 million during the three months ended June 30, 2008, which the excess is intended to compensate us for the expense of future engine maintenance overhauls. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $2.1 million, or 2.8%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase in aircraft rental expense was primarily due to ASA taking delivery of ten CRJ900s during 2009.  These aircraft were financed through long-term leases with Delta. This increase was partially offset by ASA returning eight ATR-72 turboprops to the lessor.

Depreciation and amortization.  Depreciation and amortization expense decreased $255,000, or 0.5%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.  The decrease was primarily due to the change in depreciable lives on ground equipment from a range of five to seven years to a range of five to ten years. For purposes of the foregoing calculations, the ground equipment was deemed to maintain a residual value of zero percent.  The impact of this change decreased our pre tax income for the three months ended June 30, 2009 by $0.9 million.  This decrease was partially offset by the increase in depreciation due to the addition of four CRJ900s and three CRJ700s that were financed using long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $3.4 million, or 10.1%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rentals and landing fees directly to the airport.

Ground handling service.  Ground handling service expense decreased $3.7 million, or 13.9%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in ground handling service expense was due primarily to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Other airline expenses.  Other airline expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $7.4 million, or 17.0%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in other expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events during the three months ended June 30, 2009.

Interest.  Interest expense decreased $5.1 million, or 19.5%, during the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The decrease in interest expense was substantially due to a decrease in interest rates. At June 30, 2009, we had variable rate notes representing 43.8% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively. At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.

Interest Income. Interest income decreased $2.3 million, or 45.6% during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in interest income was substantially due to a decrease in interest rates. At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively. At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $243.9 million, or 27.0%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2009	2008	$ Change	% Change
Total airline expense	$660,171	$904,090	$(243,919)	(27.0)%
Less: Fuel expense	129,042	366,467	(237,425)	(64.8)%
Less: Engine overhaul reimbursement from major partners	39,341	36,030	3,311	9.2%
Total airline expense excluding fuel and engine overhauls	$491,788	$501,593	$(9,805)	(2.0)%

Excluding fuel and engine overhaul costs, our total airline expenses decreased $9.8 million, or 2.0%, during the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which is primarily due to increases in non-engine overhaul maintenance expenses attributable to the increasing age of our fleet.

Other Income. During the three months ended June 30, 2008, we negotiated the principal terms of a prospective capacity purchase agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet.  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental during the three months ended June 30, 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the three months ended June 30, 2008.

Net Income.  Primarily due to factors described above, net income decreased to $26.2 million, or $0.46 per diluted share, for the three months ended June 30, 2009, compared to $36.4 million, or $0.63 per diluted share, for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 and 2008

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2009		2008		% Change
Revenue passenger miles (000)	8,324,451		8,690,793		(4.2)
Available seat miles (“ASMs”) (000)	10,717,585		11,296,537		(5.1)
Block hours	667,911		707,362		(5.6)
Departures	426,485		443,686		(3.9)
Passengers carried	16,518,573		16,871,066		(2.1)
Passenger load factor	77.7%		76.9%		0.8	pts
Revenue per available seat mile	12.8	¢	16.1	¢	(20.5)
Cost per available seat mile	12.3	¢	15.4	¢	(20.1)
Fuel cost per available seat mile	2.5	¢	5.8	¢	(56.9)
Average passenger trip length (miles)	504		515		(2.1)

Revenues.  Operating revenues decreased $447.4 million, or 24.6%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2009	2008	$ Change	% Change
Passenger revenues	$1,356,023	$1,802,729	$(446,706)	(24.8)%
Less: Fuel reimbursement from major partners	260,136	639,994	(379,858)	(59.4)%
Less: Engine overhaul reimbursement from major partners	55,785	52,032	3,753	7.2%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,040,102	$1,110,703	$(70,601)	(6.4)%

Passenger revenues.  Passenger revenues decreased $446.7 million, or 24.8%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $379.9 million or 59.4%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $70.6 million, or 6.4%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the corresponding decrease in ASMs, primarily due to three factors. First, ASA experienced an abnormally high number of flight cancellations in part due to significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009.  Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200s in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. ASA cancelled approximately 750 flights more than normal as a result of the severe weather and aircraft grounding during the first quarter of 2009. As a result, ASA experienced a negative impact on passenger revenues of approximately $7.6 million. Second, Delta transitioned 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009. Third, operating efficiencies obtained by adding incremental aircraft under our contract flying arrangements, were factored into our contractual rates and our passenger revenues.

Ground handling and other.  Total ground handling and other revenues decreased $0.7 million, or 4.2%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income. The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

Individual expense components are also expressed in the following table on the basis of cents per ASM.

	For the six months ended June 30,
					2009	2008
	2009	2008	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$269,671	$658,855	$(389,184)	(59.1)%	2.5	5.8
Salaries, wages and benefits	350,734	366,572	(15,838)	(4.3)%	3.3	3.3
Aircraft maintenance, materials and repairs	208,549	181,368	27,181	15.0%	1.9	1.6
Aircraft rentals	148,740	147,320	1,420	1.0%	1.4	1.3
Depreciation and amortization	109,260	109,546	(286)	(0.3)%	1.0	1.0
Station rentals and landing fees	62,852	68,226	(5,374)	(7.9)%	0.6	0.6
Ground handling services	48,572	58,887	(10,315)	(17.5)%	0.5	0.5
Other airline expense	72,494	86,895	(14,401)	(16.6)%	0.7	0.8
Total operating expenses	1,270,872	1,677,669	(406,797)	(24.2)%	11.9	14.9
Interest	44,069	56,517	(12,448)	(22.0)%	0.4	0.5
Total airline expenses	$1,314,941	$1,734,186	(419,245)	(24.2)%	12.3	15.4

Fuel.  Fuel costs decreased $389.2 million, or 59.1%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The average cost per gallon of fuel decreased to $1.72 per gallon during the six months ended June 30, 2009 from $3.48 during the six months ended June 30, 2008. In addition to the decrease in the average cost per gallon during the six months ended June 30, 2009, United purchased fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver, Midwest purchased all of its fuel directly from fuel vendors during the six months ended June 30, 2009 and during the month of June 2009, Delta purchased the majority of its fuel directly from fuel vendors, all of which reduced our total fuel costs and related passenger revenue. During the six months ended June 30, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	157,183	189,256	(16.9)%
Average price per gallon	$1.72	$3.48	(50.6)%
Fuel expense	$269,671	$658,855	(59.1)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $15.8 million, or 4.3%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The average number of full-time equivalent employees decreased 12.4% to 13,008 for the six months ended June 30, 2009, from 14,847 for the six months ended June 30, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $27.2 million, or 15.0%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$208,549	$181,368	$27,181	15.0%
Less: Engine overhaul reimbursed from major partners	55,785	52,032	3,753	7.2%
Aircraft maintenance excluding reimbursed engine overhauls	$152,764	$129,336	$23,428	18.1%

Aircraft maintenance expense excluding reimbursed engine overhauls, increased $23.4 million, or 18.1%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  The increase in maintenance excluding engine overhaul costs was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft.

Under the United Express and Midwest Services Agreements, we recognize revenue at a fixed hourly rate for mature engine maintenance on regional jet engines. We record the gross amount of that maintenance as revenue in our consolidated statements of income, and we recognize engine maintenance expense on our CRJ200 engines on an as incurred basis as maintenance expense in our consolidated statements of income. As a result, during the six months ended June 30, 2009, we collected and recorded $5.9 million (pretax) of revenue in excess of our maintenance expense under the United Express Agreement and the Midwest Services Agreement, compared to $17.5 million during the six months ended June 30, 2008, which excess is intended to compensate us for the expense of future engine maintenance overhauls. This decrease is primarily due to the timing of our engine overhauls. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $1.4 million, or 1.0%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase in aircraft rents was primarily due to ASA taking delivery of ten CRJ900s during 2009.  These aircraft were financed through long-term leases. This increase was partially offset by ASA returning eight ATR-72 turboprops to the lessor.

Depreciation and amortization.  Depreciation and amortization expense decreased $286,000, or 0.3%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008.  The decrease was primarily due to the change in depreciable lives on ground equipment from a range of five to seven years to a range of five to ten years. For purposes of the foregoing calculations, the ground equipment was deemed to maintain a residual value of zero percent.  The impact of this change decreased our pre tax income for the six months ended June 30, 2009 by $2.1 million.  This decrease was partially offset by the increase in depreciation due to the addition of four CRJ900s and three CRJ700s that were financed using long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $5.4 million, or 7.9%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the airport.

Ground handling service.  Ground handling service expense decreased $10.3 million, or 17.5%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in ground handling was due primarily to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Other airline expenses.  Other airline expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $14.4 million, or 16.6%, during the six months ended June 30, 2009, compared to the three months ended June 30, 2008. The decrease in other airline expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events during the three months ended June 30, 2009.

Interest.  Interest expense decreased $12.4 million, or 22.0%, during the six months ended June 30, 2009 compared to the six months ended June 30, 2008. The decrease in interest expense was substantially due to a decrease in interest rates. . At June 30, 2009, we had variable rate notes representing 43.8% of our total long-term debt .. The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively. At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.

Interest Income. Interest income decreased $6.3 million, or 53.7% during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The decrease in interest income was substantially due to a decrease in interest rates. At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively. At June 30, 2008, the three-month and six-month LIBOR rates were 2.78% and 3.11%, respectively.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $419.2 million, or 24.2%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2009	2008	$ Change	% Change
Total airline expense	$1,314,941	$1,734,186	$(419,245)	(24.2)%
Less: Fuel expense	269,671	658,855	(389,184)	(59.1)%
Less: Engine overhaul reimbursement from major partners	55,785	52,032	3,753	7.2%
Total airline expense excluding fuel and engine overhauls	$989,485	$1,023,299	$(33,814)	(3.3)%

Excluding fuel and engine overhaul costs, our total airline expenses decreased $33.8 million, or 3.3%, during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage decrease in ASMs, which was primarily due to increases in non-engine overhaul maintenance expenses attributable to the increasing age of our fleet.

Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the six months ended June 30, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

Other Income. During the three months ended June 30, 2008, we negotiated the principal terms of a prospective capacity purchase agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet.  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental in June 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the six months ended June 30, 2008.

Net Income.  Primarily due to factors described above, net income decreased to $35.6 million, or $0.62 per diluted share, for the six months ended June 30, 2009, compared to $65.6 million, or $1.10 per diluted share, for the six months ended June 30, 2008.

Liquidity and Capital Resources

We had working capital of $845.6 million and a current ratio of 3.0:1 at June 30, 2009, compared to working capital of $834.1 million and a current ratio of 3.2:1 at December 31, 2008. The increase in working capital was principally attributable to the $167.3 million of cash provided by operating activities.

The principal sources of cash during the six months ended June 30, 2009 were $167.3 million provided by operating activities, $80.1 million from the proceeds of long-term debt, $18.2 million of proceeds from the sale of equipment, $5.9 million of proceeds from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans and $4.3 million from returns on aircraft deposits.  We invested $123.4 million in flight equipment, made principal payments on long-term debt of $74.8 million, completed net purchases of $24.6 million of marketable securities, purchased $19.6 million in other assets, repurchased $17.5 million of outstanding shares of our common stock, paid $4.5 million in cash dividends, spent $3.2 million for buildings and ground equipment and incurred a tax deficiency of $1.0 million from exercise of common stock options.  These factors resulted in a $7.1 million increase in cash and cash equivalents during the six months ended June 30, 2009.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $588.0 million at June 30, 2009, compared to $568.6 million at December 31, 2008.  The increase in marketable securities was due primarily to cash provided by operating activities.

At June 30, 2009, our total capital mix was 43.6% equity and 56.4% long-term debt, compared to 43.1% equity and 56.9% long-term debt at December 31, 2008.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2009	2010	2011	2012	2013	Thereafter

Firm aircraft commitments	$359,056	$261,045	$98,011	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	3,034,886	143,703	329,211	319,957	320,708	313,120	1,608,187
Interest commitments	623,758	42,519	80,849	75,134	68,583	61,375	295,298
Principal maturities on long-term debt	1,816,739	66,908	138,211	141,928	192,383	140,865	1,136,444
Total commitments and obligations	$5,834,439	$514,175	$646,282	$537,019	$581,674	$515,360	$3,039,929

Purchase Commitments and Options

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate under its United Express Agreement as part of an aircraft transition plan, allowing United to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, we anticipate that the Brasilia turboprop removals under the United Express Agreement will occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s were placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. As of June 30, 2009, SkyWest Airlines had taken delivery of four CRJ900s and three CRJ700s pursuant to that order. SkyWest Airlines is scheduled to take delivery of the remaining 15 aircraft during 2009 and the first quarter of 2010.

On January 9, 2009, we announced that ASA reached an agreement with Delta to operate ten additional CRJ900 regional jet aircraft. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. As of June 30, 2009, ASA had taken delivery of all ten CRJ900s. ASA intends to use the aircraft as replacements for 20 CRJ200s that are scheduled for removal from contract service between April 2010 and August 2010, which is earlier than the existing scheduled termination dates contemplated by the Delta Connection Agreement.

Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $359.1 million through the first quarter of 2010. Additionally, SkyWest Airlines’ agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2009, we had 288 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $3.0 billion at June 30, 2009. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at June 30, 2009.

Long-term Debt Obligations

Our total long-term debt at June 30, 2009 was $1,816.7 million, of which $1,810.9 million related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft and $5.8 million related to our corporate office building. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.6% at June 30, 2009.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of June 30, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 45% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. During June 2009, we started to fly seven CRJ200s for United under a pro-rate agreement.  The average price per gallon of aircraft fuel decreased 53.7% to $1.80 for the three months ended June 30, 2009, from $3.89 for the three months ended June 30, 2008. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $1.5 million and $2.5 million in fuel expense for the three months and six months ended June 30, 2009, respectively.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At June 30, 2009, we had variable rate notes representing 43.8% of our total long-term debt compared to 46.6% of our total long-term debt at December 31, 2008.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.0 million in interest expense and received $1.8 million additional interest income for the three months ended June 30, 2009. Based on this same hypothetical assumption, we would have incurred an additional $4.1 million in interest expense and received $3.6 million additional interest income for the six months ended June 30, 2009. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

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

ITEM 4.                    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2009, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest and ASA. As of June 30, 2009, we had recognized a cumulative total of $32.4 million of revenue associated with funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its Counterclaim.

On March 24, 2008, Delta also filed a Motion to Dismiss the Complaint. A hearing on the Motion was held June 5, 2008. In an order entered June 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

We have evaluated the Delta dispute in accordance with the provisions of Statement of Financial Accounting Standard (“SFAS No.5”), Accounting for Contingencies. Based on the provisions of SFAS No. 5, an estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our condensed consolidated financial statements as of June 30, 2009.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended June 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2009	—	$—	—	3,333,336
May 1 – May 31, 2009	160,080	11.34	160,080	3,173,256
June 1 – June 30, 2009	303,300	10.05	303,300	2,869,956
Total	463,380	$10.50	463,380	2,869,956

(1)        Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors authorized the repurchase of up to 15,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources.  In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”).  The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 15,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan.  As of June 30, 2009, we had spent approximately $246.1 million to purchase and retire approximately 12,130,044 shares of the 15,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.  The Stock Repurchase Plan expires on March 13, 2011.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2009, we held our 2009 Annual Meeting of Shareholders at which our shareholders considered and voted on the items described below:

(a)             The shareholders considered whether to elect the following persons as directors, each to serve until the next annual meeting of shareholders and until his or her respective successor shall have been duly elected and shall qualify:

Name of Nominee	Votes For	Votes Withheld
W. Steve Albrecht	47,710,851	1,615,133
Jerry C. Atkin	47,834,611	1,491,103
J. Ralph Atkin	18,440,846	30,884,868
Margeret S. Billson	48,713,820	611,894
Ian M. Cumming	25,435,818	23,889,896
Henry J. Eyring	48,708,845	616,869
Steven F. Udvar-Hazy	47,649,409	1,676,305
Robert G. Sarver	48,400,718	924,996
James Welch	48,399,237	926,477

(b)         The shareholders also considered a proposal to ratify the appointment of Ernst & Young, LLP as our independent public accountants for the fiscal year ending December 31, 2008.  There were 48,975,442 votes cast in favor of the proposal, 322,421 votes cast against the proposal and 27,851 votes withheld.

(c)          The shareholders also considered a proposal to approve the adoption of the SkyWest, Inc. 2009 Employee Stock Purchase Plan. There were 43,647,150 votes cast in favor of the proposal, 1,032,107 votes cast against the proposal and 20,715 votes withheld.

ITEM 6:                  EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2009.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer