Form 10-Q
period 2009-09-30
SKYWEST INC
filed 2009-11-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2009
Common stock, no par value	55,605,328

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$108,199	$125,892
Marketable securities	695,937	568,567
Restricted cash	10,729	10,728
Income tax receivable	11,549	14,868
Receivables, net	67,069	55,458
Inventories, net	102,950	104,383
Prepaid aircraft rents	225,829	226,474
Deferred tax assets	51,176	76,093
Other current assets	34,369	38,205
Total current assets	1,307,807	1,220,668

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,418,678	3,273,705
Deposits on aircraft	12,642	20,390
Buildings and ground equipment	241,016	239,573
	3,672,336	3,533,668
Less-accumulated depreciation and amortization	(935,273)	(824,293)
Total property and equipment, net	2,737,063	2,709,375

OTHER ASSETS
Intangible assets, net	24,559	26,247
Other assets	78,836	58,001
Total other assets	103,395	84,248
Total assets	$4,148,265	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$138,727	$129,783
Accounts payable	149,789	110,902
Accrued salaries, wages and benefits	67,666	66,553
Accrued aircraft rents	12,200	25,676
Taxes other than income taxes	24,347	16,651
Other current liabilities	38,394	37,039
Total current liabilities	431,123	386,604

OTHER LONG-TERM LIABILITIES	39,561	41,525

LONG-TERM DEBT, net of current maturities	1,706,556	1,681,705

DEFERRED INCOME TAXES PAYABLE	518,756	507,113

DEFERRED AIRCRAFT CREDITS	119,574	121,823

COMMITMENTS AND CONTINGENCIES (Note I)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 74,621,715 and 73,520,292 shares issued, respectively	576,308	562,395
Retained earnings	1,035,128	977,736
Treasury stock, at cost, 19,017,645 and 17,150,580 shares, respectively	(279,619)	(261,174)
Accumulated other comprehensive income (loss)	878	(3,436)
Total stockholders’ equity	1,332,695	1,275,521
Total liabilities and stockholders’ equity	$4,148,265	$4,014,291

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
OPERATING REVENUES:
Passenger	$629,955	$926,193	$1,985,978	$2,728,922
Ground handling and other	7,793	7,919	23,235	24,032
Total operating revenues	637,748	934,112	2,009,213	2,752,954
OPERATING EXPENSES:
Aircraft fuel	61,842	363,735	331,513	1,022,590
Salaries, wages and benefits	175,552	182,103	526,286	548,675
Aircraft maintenance, materials and repairs	119,055	99,294	327,604	280,662
Aircraft rentals	76,189	74,318	224,929	221,638
Depreciation and amortization	55,461	55,141	164,722	164,687
Station rentals and landing fees	27,500	33,923	90,352	102,149
Ground handling services	23,538	25,107	72,109	83,994
Other airline expense	35,358	40,232	107,852	127,126
Total operating expenses	574,495	873,853	1,845,367	2,551,521
OPERATING INCOME	63,253	60,259	163,846	201,433
OTHER INCOME (EXPENSE):
Interest income	1,841	4,627	7,287	16,398
Interest expense	(21,149)	(23,872)	(65,216)	(80,389)
Impairment on marketable securities	—	—	(7,115)	—
Other	1,582	—	1,378	6,308
	(17,726)	(19,245)	(63,666)	(57,683)
INCOME BEFORE INCOME TAXES	45,527	41,014	100,180	143,750
PROVISION FOR INCOME TAXES	16,961	14,858	36,022	52,019
NET INCOME	$28,566	$26,156	$64,158	$91,731

BASIC EARNINGS PER SHARE	$0.51	$0.46	$1.15	$1.58
DILUTED EARNINGS PER SHARE	$0.50	$0.45	$1.13	$1.55
Weighted average common shares:
Basic	55,605	57,027	55,936	58,139
Diluted	56,652	57,682	56,879	59,014

Dividends declared per share	$0.04	$0.03	$0.12	$0.09

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2009	2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$308,981	$348,829

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(684,040)	(1,023,604)
Sales of marketable securities	552,046	976,340
Proceeds from the sale of equipment	18,534	2,549
Acquisition of property and equipment:
Aircraft and rotable spare parts	(212,274)	(86,650)
Buildings and ground equipment	(2,712)	(39,394)
Increase in other assets	(22,224)	(2,978)

NET CASH USED IN INVESTING ACTIVITIES	(350,670)	(173,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	139,580	17,680
Principal payments on long-term debt	(105,785)	(82,221)
Tax (deficiency) benefit from exercise of common stock options	(1,023)	161
Return of deposits on aircraft and rotable spare parts	7,748	226
Net proceeds from issuance of common stock	8,721	14,844
Purchase of treasury stock	(18,445)	(90,807)
Payment of cash dividends	(6,800)	(5,583)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	23,996	(145,700)

Increase (decrease) in cash and cash equivalents	(17,693)	29,392
Cash and cash equivalents at beginning of period	125,892	122,802

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,199	$152,194

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$63,849	$80,971
Income taxes	$2,815	$23,759

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  The results of operations for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Certain reclassifications have been made to the three and nine month periods ended September 30, 2008 condensed consolidated financial statements to conform to current year presentation.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after September 30, 2009, up until the issuance of the condensed consolidated financial statements, which occurred on November 6, 2009.

Note B — New Accounting Pronouncements

Effective July 1, 2009, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became the single official source of authoritative, nongovernmental generally accepted accounting principles (“GAAP”) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.

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

SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. In the event that the contractual rates under those agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the prior period’s approved rates, as adjusted to reflect any contract negotiations which are then ongoing. As of September 30, 2009, SkyWest Airlines and ASA had not finalized the contractual rates under their respective Delta Connection Agreements.  On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements, and notifying SkyWest Airlines and ASA of Delta’s estimate of the average rates to be applied under the agreements.  On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements.  SkyWest Airlines and ASA

continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program.  Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company continues to record revenue under those agreements based on management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three and nine-month periods ended September 30, 2009.

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

On June 10, 2009, SkyWest Airlines and Midwest reached a mutual understanding to terminate the service SkyWest Airlines currently provides under the Airline Services Agreement (the “Midwest Services Agreement”). As a result, SkyWest Airlines has agreed to remove its remaining 12 CRJ200 regional jet aircraft from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. Additionally, SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that is guaranteed by Republic Airways Holdings, Inc. The unsecured note related to certain deferred payments Midwest owed SkyWest Airlines for services provided under the Midwest Services Agreement.  Because of the unique modified payment terms associated with the termination of the Midwest Services Agreement, the Company did not recognize revenue associated with the deferred amounts during the three months ended September 30, 2009. The deferred amounts are scheduled to be paid to SkyWest at the rate of $400,000 per aircraft as each applicable aircraft is removed from service, starting with the aircraft scheduled to be removed in October 2009. Midwest has agreed to continue to pay existing rates and charges to SkyWest as agreed to under the Midwest Services Agreement, as previously amended, until the aircraft are removed from service.

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or Midwest, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements, Midwest’s proposed financial restructuring, settlement of reimbursement disputes with the Company’s major partners and settlement of the Delta rates.

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2009 the Company granted options to purchase 457,397 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2009.

Expected annual dividend rate	1.05%
Risk-free interest rate	1.67%
Average expected life (years)	4.6
Expected volatility of common stock	.351
Forfeiture rate	1.0%
Weighted average fair value of option grants	$4.42

During the nine months ended September 30, 2009, the Company granted 201,204 shares of restricted stock to the Company’s employees under the 2006 Incentive Plan.  The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Additionally, during that nine-month period, the Company granted 26,247 fully-vested shares of common stock to the Company’s directors under the 2006 Incentive Plan.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.24 per share.

The Company records share-based compensation expense only for those options and shares of restricted stock that are expected to vest.  The estimated fair value of the stock options and shares of restricted stock is amortized over the applicable vesting periods.  During the three months ended September 30, 2009 and 2008, the Company recorded pre-tax share-based compensation expense of $1.7 million and $2.9 million, respectively.  During the nine months ended September 30, 2009 and 2008, the Company recorded pre-tax share-based compensation expense of $6.2 million and $8.9 million, respectively.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. The computation of Diluted EPS for the three months ended September 30, 2009 and 2008 excludes options to acquire 4,334,000 and 4,211,000 shares, respectively, as their impact was anti-dilutive.  The computation of Diluted EPS for the nine months ended September 30, 2009 and 2008 excludes options to acquire 4,390,000 and 3,503,000 shares, respectively, as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator
Net Income	$28,566	$26,156	$64,158	$91,731

Denominator
Weighted average number of common shares outstanding	55,605	57,027	55,936	58,139
Effect of outstanding stock compensation	1,047	655	943	875
Weighted average number of shares for diluted net income per common share	56,652	57,682	56,879	59,014

Basic earnings per share	$0.51	$0.46	$1.15	$1.58
Diluted earnings per share	$0.50	$0.45	$1.13	$1.55

Note F — Comprehensive Income

Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s stockholders.  Comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities, net of tax, for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)

Net Income	$28,566	$26,156	$64,158	$91,731
Unrealized appreciation (depreciation) on marketable securities, net of tax	427	(765)	4,315	(901)

Comprehensive income	$28,993	$25,391	$68,473	$90,830

Note G — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	September 30, 2009	December 31, 2008
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.97% to 3.81% through 2012 to 2020, secured by aircraft	$487,402	$529,625
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.97% to 7.52% through 2021, secured by aircraft	569,061	594,999
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	235,824	248,731
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	69,365	74,455
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	454,967	325,834
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	24,424	25,857
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	4,240	5,936
Notes payable to a bank, due in monthly installments interest based on LIBOR through 2012, interest rate at 7.9% secured by building	—	6,051
Long-term debt	$1,845,283	$1,811,488

Less current maturities	(138,727)	(129,783)

Long-term debt, net of current maturities	$1,706,556	$1,681,705

At September 30, 2009, the three-month and six-month LIBOR rates were 0.29% and 0.63%, respectively.   At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively.

As of September 30, 2009, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility expires on March 31, 2010 and has a rate of 4.96%.

Note H — Change in Accounting Estimates

During the first quarter of 2009, the Company changed its estimate of depreciable lives on ground equipment from five to seven years to five to ten years and maintained the residual value of zero percent.  The impact of this change increased the Company’s pre-tax income for the three and nine-month periods ended September 30, 2009 by $1.0 million ($.02 per share Basic EPS and Diluted EPS) and $3.1 million ($.05 per share Basic EPS and Diluted EPS), respectively.  The impact of this change, net of tax, increased the Company’s net income for the three and nine-month periods ended September 30, 2009 by $0.6 million ($.01 per share, Basic EPS and Diluted EPS) and $1.9 million ($.03 per share Basic EPS and Diluted EPS), respectively.

Note I — Commitments and Contingencies

The Company leases 287 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2009 (in thousands):

October through December 2009	$87,580
2010	329,383
2011	320,244
2012	320,708
2013	313,120
Thereafter	1,608,188
$2,979,223

Note J — Fair Value Measurements

The Company holds certain assets that are required to be measured at fair value in accordance with United States GAAP.  The Company determined fair value of these assets based on the following three levels of inputs:

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

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of September 30, 2009, the Company owned $4.5 million of auction rate security instruments. The auction rate security instruments held by the Company at September 30, 2009 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its Consolidated Balance Sheet as of September 30, 2009. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of September 30, 2009, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of September 30, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3

Cash, Cash Equivalents and Restricted Cash	$108,199	$108,199	$—	$—
Marketable Securities	695,937	—	695,937	—
Other Assets	4,512	—	—	4,512
Total Assets Measured at Fair Value	$808,648	$108,199	$695,937	$4,512

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2009	$4,686
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(174)
Transferred out	—
Settlements	—
Balance at September 30, 2009	$4,512

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,961.8 million as of September 30, 2009, as compared to the carrying amount of $1,845.3 million as of September 30, 2009.

Note K — Stock Repurchase

The Company’s Board of Directors has authorized the repurchase of up to 15,000,000 shares of the Company’s common stock in the public market. During the three months ended September 30, 2009, the Company repurchased 93,545 shares of common stock for approximately $1.0 million at a weighted average price per share of $10.46.

Note L — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2009, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of September 30, 2009, the Company had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The Court’s ruling affects the current posture of the case, but does not preclude pursuit of the claim for breach of contract or the claim for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of all amounts withheld by Delta.

On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements.  Under those claims, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007.  Discovery on all of SkyWest’s Airlines’ and ASA’s claims and defenses is in process.   On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part.  Delta asserts that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion.  SkyWest Airlines and ASA filed an opposition to the motion on October 9, 2009.  The motion has not yet been scheduled for oral argument.  The court has not yet ruled on the motion.

SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

For financial reporting purposes the Company accrues an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss related to the preceding dispute in the condensed consolidated financial statements as of September 30, 2009

Note M — Subsequent Events

On October 16, 2009, SkyWest Airlines entered into a series of transactions with United that provide operational funding to United, extend SkyWest Airlines’ existing rights to operate 40 regional jet aircraft under the United Express Agreement until the end of their current lease terms (on average 8.4 years) and create an opportunity for ASA to operate 13 regional jet aircraft as a United Express carrier. The Company anticipates that ASA will begin operating as a United Express carrier starting in the first quarter of 2010, and the 13 United Express regional jets to be flown by ASA will be in operation by May of 2010. The Company also anticipates that ASA will operate these aircraft under a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the existing SkyWest Airlines United Express Agreement.

Also on October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United’s right to defer such payments is scheduled to terminate in ten years.

On November 4, 2009,  SkyWest Airlines entered into a code-share agreement with AirTran Airways, Inc. (“AirTran”).  Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement.  The Company anticipates that SkyWest Airlines will commence AirTran service with two aircraft in December 2009 and will add three additional aircraft in early 2010.  The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

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

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine months ended September 30, 2009 and 2008. Also discussed is our financial position as of September 30, 2009 and December 31, 2008. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2009, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States. As of September 30, 2009, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,400 total daily departures to 209 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of September 30, 2009, we provided ground handling services for approximately 10 other airlines throughout our system. As of September 30, 2009, we operated a combined fleet of 444 aircraft consisting of 250 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (75 assigned to United Air Lines Inc. (“United”), 164 assigned to Delta Air Lines, Inc. (“Delta”), 10 assigned to Midwest Airlines, Inc. (“Midwest”) and one used by SkyWest Airlines as additional maintenance spare aircraft) 109 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (58 assigned to United and 51 assigned to Delta), 31 CRJ900s Regional Jets (the “CRJ900”) (all assigned to Delta), 51 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (40 assigned to United and 11 assigned to Delta), and three 66-seat Avions de Transport 72-210 turboprop aircraft (the “ATR-72 turboprops) (all assigned to Delta). As of September 30, 2009, the three ATR-72 turboprops were no longer in revenue service. We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended September 30, 2009, approximately 56.0% of our aggregate capacity was operated under the Delta code, approximately 42.2% was operated under the United code and approximately 1.8% was operated under the Midwest code.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago.  On June 10, 2009, SkyWest Airlines and Midwest mutually agreed to terminate the service SkyWest Airlines currently provides to Midwest under an Airline Services Agreement executed by SkyWest and Midwest (the “Midwest Services Agreement”). As a result, SkyWest Airlines has agreed to remove its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. As of September 30, 2009, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee, operating more than 1,600 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984. As of September 30, 2009, ASA operated as a Delta Connection carrier in Atlanta and Cincinnati. ASA operates approximately 800 daily flights, all in the Delta Connection system.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended September 30, 2009, contract flying revenue and pro-rate revenue represented approximately 93% and 7%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. As of September 30, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 55% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 45% flown under pro-rate arrangements.  During June 2009, we began flying seven CRJ200s for United under a pro-rate arrangement.

Third Quarter Summary

We had revenues of $637.7 million for the three months ended September 30, 2009, a 31.7% decrease, compared to revenues of $934.1 million for the three months ended September 30, 2008. We had net income of $28.6 million, or $0.50 per diluted share, for the three months ended September 30, 2009, a 9.2% increase in net income, compared to $26.2 million of net income, or $0.45 per diluted share, for the three months ended September 30, 2008.

The significant items affecting our financial performance during the three months ended September 30, 2009 are outlined below:

On June 10, 2009, SkyWest Airlines reached a mutual understanding with Midwest to terminate the service SkyWest Airlines currently provides under the Midwest Services Agreement. As a result, SkyWest Airlines agreed to remove its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010. Additionally, SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that is guaranteed by Republic Airways Holdings, Inc. The unsecured note related to certain deferred payments Midwest owed SkyWest Airlines from services provided under the Midwest Services Agreement.  Because of the unique modified payment terms associated with the termination of the Midwest Service Agreement, we have not recognized revenue associated with the deferred amount.  The deferred amount is scheduled to be paid to SkyWest Airlines at the rate of $400,000 per aircraft as each applicable aircraft is removed from service starting with the aircraft that were removed in October 2009. Midwest has agreed to continue to pay existing rates and charges to SkyWest Airlines as agreed to under the Midwest Services Agreement, as previously amended, until the Midwest Express aircraft are removed from service.

Our maintenance costs increased $19.8 million, or 19.9%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase in maintenance costs was principally due to scheduled maintenance and engine events on our aging CRJ200 and CRJ700 aircraft.

Total available seat miles (“ASMs”) for the three months ended September 30, 2009 increased 5.6%, compared to the three months ended September 30, 2008, primarily as a result of delivery of 14 CRJ900s and six CRJ700s since September 30, 2008. During the three months ended September 30, 2009, we generated approximately 5.9 billion ASMs, compared to approximately 5.6 billion ASMs during the three months ended September 30, 2008.

Outlook

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from operation under the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in an effort to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four 50-seat CRJ200s for four 76-seat CRJ900s in its Delta Connection operations. On November 30, 2007, we announced that SkyWest Airlines placed a firm order for 22 aircraft with Bombardier. As of September 30, 2009, SkyWest Airlines had taken delivery of four CRJ900s and six CRJ700s under that order. SkyWest Airlines is scheduled to take delivery of the remaining 12 aircraft during the remainder of 2009 and the first quarter of 2010.

On January 9, 2009, we announced that ASA reached an agreement with Delta to operate an additional ten CRJ900s. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. As of September 30, 2009, ASA had taken delivery of all of these aircraft. ASA intends to use the aircraft as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between April and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement.

On June 10, 2009, we announced the wind down of the Midwest Services Agreement. As a result, SkyWest Airlines agreed to remove the remaining 12 CRJ200s from Midwest service based on the following schedule:  one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft are scheduled to be removed in November 2009, two aircraft are scheduled to be removed in December 2009 and the last three aircraft are scheduled to be removed in January 2010.  We are pursuing opportunities to place these 12 aircraft into service with other major airline carriers.

SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain of the contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. In the event that the contractual rates under those agreements have not been finalized at quarterly or annual financial statement dates, we record revenues based on the prior period’s approved rates, as adjusted to reflect any contract negotiations which are then ongoing. As of September 30, 2009, SkyWest Airlines and ASA had not finalized the contractual rates under their respective Delta Connection Agreements.  On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements, and notifying SkyWest Airlines and ASA of Delta’s estimate of the average rates to be applied under the agreements.  On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements.  SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program.  Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, we continue to record revenue under those agreements based on management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three and nine-month periods ended September 30, 2009.

On October 16, 2009, SkyWest Airlines entered into a series of transactions with United that provide operational funding to United, extend SkyWest Airlines’ existing rights to operate 40 regional jet aircraft under the United Express Agreement until the end of their current lease terms (on average 8.4 years) and create an opportunity for ASA to operate 13 regional jet aircraft as a United Express carrier. We anticipate that ASA will begin operating as a United Express carrier starting in the first quarter of 2010, and the 13 United Express regional jets to be flown by ASA will be in operation by May of 2010. We also anticipate that ASA will operate these aircraft under a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the existing SkyWest Airlines United Express Agreement.

Also on October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United’s right to defer such payments is scheduled to terminate in ten years.

On November 4, 2009,  SkyWest Airlines entered into a code-share agreement with AirTran Airways, Inc. (“AirTran”).  Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement.  We anticipate that SkyWest Airlines will commence AirTran service with two aircraft in December 2009 and will add three additional aircraft in early 2010.  The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2008.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Three Months Ended September 30, 2009 and 2008

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2009		2008		% Change
Revenue passenger miles (000)	4,835,887		4,435,755		9.0
Available seat miles (“ASMs”) (000)	5,945,686		5,629,121		5.6
Block hours	359,573		348,522		3.2
Departures	230,823		225,253		2.5
Passengers carried	9,477,672		8,738,704		8.5
Passenger load factor	81.3%		78.8%		2.5	pts
Revenue per available seat mile	10.7	¢	16.6	¢	(35.5)
Cost per available seat mile	10.0	¢	15.9	¢	(37.1)
Fuel cost per available seat mile	1.0	¢	6.5	¢	(84.6)
Average passenger trip length (miles)	510		508		0.4

Revenues.  Operating revenues decreased $296.4 million, or 31.7%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2009	2008	$ Change	% Change
Passenger revenues	$629,955	$926,193	$(296,238)	(32.0)%
Less: Fuel reimbursement from major partners	51,599	353,154	(301,555)	(85.4)%
Less: Engine overhaul reimbursement from major partners	32,952	32,632	320	1.0%
Passenger revenue excluding fuel and engine overhaul reimbursements	$545,404	$540,407	$4,997	0.9%

Passenger revenues.  Passenger revenues decreased $296.2 million, or 32.0%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $301.6 million or 85.4%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $5.0 million, or 0.9%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the corresponding percentage increase in ASMs, primarily due to two factors. First, Delta transitioned 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009 which decreased our passenger revenues. Second, operating efficiencies obtained by adding incremental aircraft under our contract flying arrangements, were factored into our contractual rates and our passenger revenues, which resulted in a reduction to our revenue per ASM..

Ground handling and other.  Total ground handling and other revenues decreased $0.1 million, or 1.6%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our condensed consolidated statements of income.

Individual expense components are expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, presentation of information on a cost per ASM basis is intended to identify significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the three months ended September 30,
					2009	2008
	2009	2008	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$61,842	$363,735	$(301,893)	(83.0)%	1.0	6.5
Salaries, wages and benefits	175,552	182,103	(6,551)	(3.6)%	2.9	3.2
Aircraft maintenance, materials and repairs	119,055	99,294	19,761	19.9%	2.0	1.8
Aircraft rentals	76,189	74,318	1,871	2.5%	1.3	1.3
Depreciation and amortization	55,461	55,141	320	0.6%	0.9	1.0
Station rentals and landing fees	27,500	33,923	(6,423)	(18.9)%	0.5	0.6
Ground handling services	23,538	25,107	(1,569)	(6.2)%	0.4	0.4
Other airline expense	35,358	40,232	(4,874)	(12.1)%	0.6	0.7
Total operating expenses	574,495	873,853	(299,358)	(34.3)%	9.6	15.5
Interest expense	21,149	23,872	(2,723)	(11.4)%	0.4	0.4
Total airline expenses	$595,644	$897,725	(302,081)	(33.6)%	10.0	15.9

Fuel.  Fuel costs decreased $301.9 million, or 83.0%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The average cost of fuel decreased to $2.23 per gallon during the three months ended September 30, 2009 from $3.92 per gallon during the three months ended September 30, 2008. In addition to the decrease in the average cost per gallon of fuel, during the three months ended September 30, 2009 United purchased fuel directly from a fuel vendor for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Midwest purchased all of the fuel for our Midwest aircraft directly from Midwest’s fuel vendors and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. These modifications reduced our total fuel costs, as well as our passenger revenues for the three months ended September 30, 2009. During the three months ended September 30, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	27,754	92,903	(70.1)%
Average price per gallon	$2.23	$3.92	(43.1)%
Fuel expense	$61,842	$363,735	(83.0)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $6.6 million, or 3.6%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The average number of full-time equivalent employees decreased 11.3% to 12,227 for the three months ended September 30, 2009, from 13,784 for the three months ended September 30, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $19.8 million, or 19.9%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$119,055	$99,294	$19,761	19.9%
Less: Engine overhaul reimbursed from major partners	32,952	32,632	320	1.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	15,346	2,123	13,223	622.8%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$70,757	$64,539	$6,218	9.6%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate, increased $6.2 million, or 9.6%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  The increase in aircraft maintenance expenses excluding engine overhauls reimbursed from major partners was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft.

Under the United Express and Midwest Services Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis. During the three months ended September 30, 2009, our CRJ200 engine expense under our United Express and Midwest Services Agreements increased $13.2 million. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $1.9 million, or 2.5%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The increase in aircraft rental expense was primarily due to ASA taking delivery of ten CRJ900s during 2009.  These aircraft were financed through long-term leases with Delta. This increase was partially offset by ASA returning nine ATR-72 turboprops to the lessor and terminating the associated leases.

Depreciation and amortization.  Depreciation and amortization expense increased $320,000, or 0.6%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008.  This increase was due primarily to the addition of four CRJ900s and six CRJ700s that were financed using long-term debt. This increase was partially offset by a decrease resulting from a change in depreciable lives on ground equipment from a range of five to seven years to a range of five to ten years. For purposes of the foregoing calculations, the ground equipment was deemed to maintain a residual value of zero.  The impact of this change increased our pre tax income for the three months ended September 30, 2009 by $1.0 million.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $6.4 million, or 18.9%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rentals and landing fees directly to the airport.

Ground handling service.  Ground handling service expense decreased $1.6 million, or 6.2%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in ground handling service expense was due primarily to Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Other airline expenses.  Other airline expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $4.9 million, or 12.1%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in other expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events during the three months ended September 30, 2009 compared to the three months ended September 30, 2009.

Interest.  Interest expense decreased $2.7 million, or 11.4%, during the three months ended September 30, 2009 compared to the three months ended September 30, 2008. The decrease in interest expense was substantially due to a decrease in interest rates. At September 30, 2009, we had variable rate notes representing 42.4% of our total long-term debt. The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At September 30, 2009, the three-month and six-month LIBOR rates were 0.29% and 0.63%, respectively. At September 30, 2008, the three-month and six-month LIBOR rates were 4.05% and 3.98%, respectively.

Interest Income. Interest income decreased $2.8 million, or 60.2% during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The decrease in interest income was substantially due to the decrease in interest rates discussed in the preceding paragraph.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $302.1 million, or 33.6%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2009	2008	$ Change	% Change
Total airline expense	$595,644	$897,725	$(302,081)	(33.6)%
Less: Fuel expense	61,842	363,735	(301,893)	(83.0)%
Less: Engine overhaul reimbursement from major partners	32,952	32,632	320	1.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	15,346	2,123	13,223	622.9%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$485,504	$499,235	$(13,731)	(2.8)%

Excluding fuel, engine overhaul costs that were reimbursed from major partners and CRJ 200 engine overhauls reimbursed at fixed hourly rate, our total airline expenses decreased $13.7 million, or 2.8%, during the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Net Income.  Primarily due to the factors described above, net income increased to $28.6 million, or $0.50 per diluted share, for the three months ended September 30, 2009, compared to $26.2 million, or $0.45 per diluted share, for the three months ended September 30, 2008.

Nine months Ended September 30, 2009 and 2008

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2009		2008		% Change
Revenue passenger miles (000)	13,160,338		13,126,547		0.3
Available seat miles (“ASMs”) (000)	16,663,270		16,925,658		(1.6)
Block hours	1,027,483		1,055,884		(2.7)
Departures	657,308		668,939		(1.7)
Passengers carried	25,996,245		25,609,770		1.5
Passenger load factor	79.0%		77.6%		1.4	pts
Revenue per available seat mile	12.1	¢	16.3	¢	(25.8)
Cost per available seat mile	11.5	¢	15.5	¢	(25.8)
Fuel cost per available seat mile	2.0	¢	6.0	¢	(66.7)
Average passenger trip length (miles)	506		513		(1.4)

Revenues.  Operating revenues decreased $743.7 million, or 27.0%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2009	2008	$ Change	% Change
Passenger revenues	$1,985,978	$2,728,922	$(742,944)	(27.2)%
Less: Fuel reimbursement from major partners	311,735	993,148	(681,413)	(68.6)%
Less: Engine overhaul reimbursement from major partners	88,737	84,517	4,220	5.0%
Passenger revenue excluding fuel and engine overhaul reimbursements	$1,585,506	$1,651,257	$(65,751)	(4.0)%

Passenger revenues.  Passenger revenues decreased $742.9 million, or 27.2%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $681.4 million or 68.6%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $65.8 million, or 4.0%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the corresponding decrease in ASMs, primarily due to three factors. First, ASA experienced an abnormally high number of flight cancellations in part due to significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009.  Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200s in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. ASA cancelled approximately 750 flights more than normal as a result of the severe weather and aircraft grounding during the first quarter of 2009. As a result, ASA experienced a negative impact on passenger revenues of approximately $7.6 million. Second, Delta transitioned 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009. Third, operating efficiencies obtained by adding incremental aircraft under our contract flying arrangements, were factored into our contractual rates and our passenger revenues.

Ground handling and other.  Total ground handling and other revenues decreased $0.8 million, or 3.3%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our condensed consolidated statements of income. The decrease was primarily related to the lower volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

Individual expense components are expressed in the following table on the basis of cents per ASM.

	For the nine months ended September 30,
					2009	2008
	2009	2008	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$331,513	$1,022,590	$(691,077)	(67.6)%	2.0	6.0
Salaries, wages and benefits	526,286	548,675	(22,389)	(4.1)%	3.2	3.2
Aircraft maintenance, materials and repairs	327,604	280,662	46,942	16.7%	2.0	1.7
Aircraft rentals	224,929	221,638	3,291	1.5%	1.3	1.3
Depreciation and amortization	164,722	164,687	35	0.0%	1.0	1.0
Station rentals and landing fees	90,352	102,149	(11,797)	(11.5)%	0.5	0.6
Ground handling services	72,109	83,994	(11,885)	(14.1)%	0.4	0.5
Other airline expense	107,852	127,126	(19,275)	(15.2)%	0.7	0.7
Total operating expenses	1,845,367	2,551,521	(706,154)	(27.7)%	11.1	15.0
Interest	65,216	80,389	(15,173)	(18.9)%	0.4	0.5
Total airline expenses	$1,910,583	$2,631,910	(721,327)	(27.4)%	11.5	15.5

Fuel.  Fuel costs decreased $691.1 million, or 67.6%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The average cost of fuel decreased to $1.79 per gallon during the nine months ended September 30, 2009 from $3.62 during the nine months ended September 30, 2008. In addition to the decrease in the average cost per gallon of fuel during the nine months ended September 30, 2009 United purchased fuel directly from a fuel vendor for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Midwest purchased all of the fuel for our Midwest aircraft directly from Midwest’s fuel vendors and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. These modifications reduced our total fuel costs, as well as our passenger revenues for the nine months ended September 30, 2009. During the nine months ended September 30, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	184,937	282,160	(34.5)%
Average price per gallon	$1.79	$3.62	(50.6)%
Fuel expense	$331,513	$1,022,590	(67.6)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $22.4 million, or 4.1%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The average number of full-time equivalent employees decreased 12.0% to 12,748 for the nine months ended September 30, 2009, from 14,493 for the nine months ended September 30, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $46.9 million, or 16.7%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$327,604	$280,662	$46,942	16.7%
Less: Engine overhaul reimbursed from major partners	88,737	84,517	4,220	5.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	24,425	3,636	20,789	571.8%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$214,442	$192,509	$21,933	11.4%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate, increased $21.9 million, or 11.4%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008.  The increase in maintenance excluding engine overhaul costs was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 aircraft.

Under the United Express and Midwest Services Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the nine months ended September 30, 2009, our CRJ200 engine expense under our United Express and Midwest

Services Agreements increased $20.8 million. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $3.3 million, or 1.5%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The increase in aircraft rents was primarily due to ASA taking delivery of ten CRJ900s during 2009.  These aircraft were financed through long-term leases. This increase was partially offset by ASA returning nine ATR-72 turboprops to the lessor and terminating the associated leases.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $11.8 million, or 11.5%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the airport.

Ground handling service.  Ground handling service expense decreased $11.9 million, or 14.1%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in ground handling was due primarily to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

Other airline expenses.  Other airline expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $19.3 million, or 15.2%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in other airline expenses was primarily due to the decrease in crew simulator training and crew hotel costs. These decreases were due primarily to fewer training events during the nine months ended September 30, 2009.

Interest.  Interest expense decreased $15.2 million, or 18.9%, during the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. The decrease in interest expense was substantially due to a decrease in interest rates.  At September 30, 2009, we had variable rate notes representing 42.4% of our total long-term debt. The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At September 30, 2009, the three-month and six-month LIBOR rates were 0.29% and 0.63%, respectively. At September 30, 2008, the three-month and six-month LIBOR rates were 4.05% and 3.98%, respectively.

Interest Income. Interest income decreased $9.1 million, or 55.6% during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The decrease in interest income was substantially due to the decrease in interest rates discussed in the preceding paragraph.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $721.3 million, or 27.4%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2009	2008	$ Change	% Change
Total airline expense	$1,910,583	$2,631,910	$(721,327)	(27.4)%
Less: Fuel expense	331,513	1,022,590	(691,077)	(67.6)%
Less: Engine overhaul reimbursement from major partners	88,737	84,517	4,220	5.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	24,425	3,636	20,789	571.8%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,465,908	$1,521,167	$(55,259)	(3.6)%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rate, our total airline expenses decreased $55.3 million, or 3.6%, during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was more than the percentage decrease in ASMs, which was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the nine months ended September 30, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

Other Income. During the nine months ended September 30, 2008, we negotiated the principal terms of a prospective capacity purchase agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet.  During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful.  In September 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet.  As a result, we received the break-up fee from Continental in September 2008.  The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the nine months ended September 30, 2008.

Net Income.  Primarily due to factors described above, net income decreased to $64.2 million, or $1.13 per diluted share, for the nine months ended September 30, 2009, compared to $91.7 million, or $1.55 per diluted share, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

We had working capital of $876.7 million and a current ratio of 3.0:1 at September 30, 2009, compared to working capital of $834.1 million and a current ratio of 3.2:1 at December 31, 2008. The increase in working capital was principally attributable to net income generated during the nine months ended September 30, 2009 less cash used to repurchase shares of our common stock and payment of dividends.

The principal sources of cash during the nine months ended September 30, 2009 were $309.0 million provided by operating activities, $139.6 million from the proceeds of long-term debt, $18.5 million of proceeds from the sale of equipment, $8.7 million of proceeds from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans and $7.7 million from returns on aircraft deposits.  We invested $212.3 million in flight equipment, completed net purchases of $132.0 million of marketable securities, made principal payments on long-term debt of $105.8 million, purchased $22.2 million in other assets, repurchased $18.4 million of outstanding shares of our common stock, paid $6.8 million in cash dividends, spent $2.7 million for buildings and ground equipment and incurred a tax deficiency of $1.0 million from exercise of common stock options.  These factors resulted in a $17.7 million decrease in cash and cash equivalents during the nine months ended September 30, 2009.

On October 16, 2009, SkyWest Airlines entered into a secured term loan in amount of $80 million with United. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The term loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement. The maximum deferral amount is $49 million and any deferred amounts accrue a deferral fee of 8%, payable weekly. United’s right to defer such payments is scheduled to terminate in ten years. We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $695.9 million at September 30, 2009, compared to $568.6 million at December 31, 2008.  The increase in marketable securities was due primarily to cash provided by operating activities.

At September 30, 2009, our total capital mix was 43.8% equity and 56.2% long-term debt, compared to 43.1% equity and 56.9% long-term debt at December 31, 2008.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2009	2010	2011	2012	2013	Thereafter

Firm aircraft commitments	$287,862	$189,851	$98,011	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,979,223	87,580	329,383	320,244	320,708	313,120	1,608,188
Interest commitments	621,642	26,718	81,537	75,864	69,599	62,557	305,367
Principal maturities on long-term debt	1,845,283	41,531	140,634	144,478	190,831	144,142	1,183,667
Total commitments and obligations	$5,734,010	$345,680	$649,565	$540,586	$581,138	$519,819	$3,097,222

Purchase Commitments and Options

On October 12, 2007, we announced SkyWest Airlines’ plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate under its United Express Agreement as part of an aircraft transition plan, allowing United to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, we anticipate that the Brasilia turboprop removals under the United Express Agreement will occur in conjunction with deliveries of new regional jet aircraft in order to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s were placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. As of September 30, 2009, SkyWest Airlines had taken delivery of four CRJ900s and six CRJ700s pursuant to that order. SkyWest Airlines is scheduled to take delivery of the remaining 12 aircraft during 2009 and the first quarter of 2010.

Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $287.9 million through the first quarter of 2010. Additionally, SkyWest Airlines’ agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as we agree upon with our major partners.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2009, we had 287 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $3.0 billion at September 30, 2009. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at September 30, 2009.

Long-term Debt Obligations

As of September 30, 2009, we had $1,845.3 million of long term debt obligations related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.5% at September 30, 2009.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of September 30, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 45% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. During June 2009, we started to fly seven CRJ200s for United under a pro-rate agreement.  The average price per gallon of aircraft fuel decreased 43.1% to $2.23 for the three months ended September 30, 2009, from $3.92 for the three months ended September 30, 2008. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $2.4 million and $4.9 million in fuel expense for the three months and nine months ended September 30, 2009, respectively.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At September 30, 2009, we had variable rate notes representing 42.4% of our total long-term debt compared to 46.6% of our total long-term debt at December 31, 2008.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $2.0 million in interest expense and received $1.9 million additional interest income for the three months ended September 30, 2009. Based on this same hypothetical assumption, we would have incurred an additional $6.1 million in interest expense and received $5.5 million additional interest income for the nine months ended September 30, 2009. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

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

ITEM 4.                    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2009.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2009, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta Air Lines

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of September 30, 2009, we had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”) A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The Court’s ruling affects the current posture of the case, but does not preclude pursuit of the claim for breach of contract or the claim for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of all amounts withheld by Delta.

On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements.  Under those theories, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007.  Discovery on all of SkyWest’s Airlines’ and ASA’s claims and defenses are in process.   On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part.  Delta asserts that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion.  An opposition to the motion was filed on October 9, 2009.  The motion has not yet been scheduled for oral argument.  The court has not yet ruled on the motion.

SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.

An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss related to the preceding dispute in the condensed consolidated financial statements as of September 30, 2009

ITEM 1A.  RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the Year Ended December 31, 2008 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risk factors presented below reflect material changes to the risk factors in our Annual Report on Form 10-K for the Year Ended December 31, 2008.  The risk factors below modify and supplement, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the Year Ended December 31, 2008.

We may be negatively impacted by the troubled financial condition of Delta and United.

For the three months ended September 30, 2009 approximately 98.2% of our ASMs were attributable to our code-share agreements with Delta and United. Both Delta and United have incurred significant losses in recent years, which materially weakened their financial condition. Because of their weakened financial condition, there is no assurance that either United or Delta will ultimately succeed or will remain a going concern over the long term. Volatility in fuel prices may negatively impact both Delta’s and United’s results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in jet fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

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

On October 16, 2009, SkyWest Airlines entered into a series of transactions with United that provide operational funding to United, extend SkyWest Airlines’ existing rights to operate 40 regional jet aircraft under the United Express Agreement until the end of their current lease terms and create an opportunity for ASA to operate 13 regional jet aircraft as a United Express carrier. We anticipate that ASA will begin operating as a United Express carrier starting in the first quarter of 2010, and the 13 United Express regional jets to be flown by ASA will be in operation by May of 2010. We also anticipate that ASA will operate these aircraft under a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the existing SkyWest Airlines United Express Agreement.

Also on October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United’s right to defer such payments is scheduled to terminate in ten years.

A default by United under the existing United Express Agreement, the United Express Agreement which we anticipate will be executed between United and ASA or the term loan extended by SkyWest Airlines to United could have a material adverse effect on our financial condition, results of operations, liquidity and the price of our common stock.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

In the second quarter of 2009, there was an outbreak of the H1N1 flu virus which had an adverse impact throughout our network. In 2003, there was an outbreak of Severe Acute Respiratory Syndrome (“SARS”), which had an adverse impact on travel behavior. In addition, in the past there have been concerns about outbreaks or potential outbreaks of other diseases, such as avian flu. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 flu virus) that affects travel behavior could have a material adverse impact on our operating results and financial condition. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operating results and financial condition.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended September 30, 2009:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2009	93,545	$10.46	93,545	2,776,411
August 1 – August 31, 2009	—	—	—	2,776,411
September 1 – September 30, 2009	—	—	—	2,776,411
Total	93,545	$10.46	93,545	2,776,411

(1)        Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors authorized the repurchase of up to 15,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources.  In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”).  The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 15,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan.  As of September 30, 2009, we had spent approximately $247.1 million to purchase and retire approximately 12,223,589 shares of the 15,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.  The Stock Repurchase Plan expires on March 13, 2011.

ITEM 6:                  EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2009.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer