Form 10-K
period 2009-12-31
SKYWEST INC
filed 2010-02-23
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

         Indicate by check mark whether the registrant (1) has filed all documents and reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 30, 2009 was approximately $547,794,710.

         As of February 12, 2010, there were 56,013,914 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

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

  •
  reduced utilization levels of our aircraft under our code-share agreements

  •
  competitive practices in the airline industry, including significant fare-restructuring activities, consolidation of major carriers, leaving fewer potential code-share partners, capacity reductions and other restructurings by major and regional carriers, including Delta Air Lines ("Delta"), United Air Lines, Inc. ("United"), Midwest Airlines, Inc. ("Midwest") and AirTran Airways, Inc. ("AirTran");

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

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ASA, our wholly-owned subsidiaries, we offer scheduled passenger service with approximately 2,300 daily departures to 217 destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express or AirTran under code-share arrangements with Delta, United or AirTran, respectively, with significant presence in Delta and United's key domestic hubs and focus cities. SkyWest Airlines and ASA generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        SkyWest Airlines and ASA have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories—SkyWest Airlines has been flying since 1972 and ASA since 1979. As of December 31, 2009, our consolidated fleet consisted of a total of 449 aircraft, of which 258 were assigned to Delta, 186 were assigned to United, three were assigned to Midwest, and two were assigned to AirTran. We currently operate one type of regional jet aircraft in three different configurations, the 50-seat Bombardier Aerospace ("Bombardier") CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900"), and one type of turboprop aircraft, the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop").

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,500 daily scheduled departures as of December 31, 2009, of which approximately 1,060 were United Express flights, 410 were Delta Connection flights, 20 were Midwest Connect flights and ten were AirTran coded flights. SkyWest Airlines' operations are conducted from hubs located in Chicago (O'Hare), Denver, Los Angeles, Milwaukee, San Francisco and Salt Lake City. SkyWest Airlines' fleet as of December 31, 2009 consisted of 21 CRJ900s, all of which were flown for Delta, 79 CRJ700s, of which 66 were flown for United and 13 for Delta; 138 CRJ200s, of which 81 were flown for United, 52 were flown for Delta, three were flown for Midwest and two were flown for AirTran, and 51 Brasilia turboprops, of which 39 were flown for United and 12 were flown for Delta.

        SkyWest Airlines currently conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement which obligates Delta to compensate SkyWest

Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). In addition, the SkyWest Airlines Delta Connection Agreement provides for us to increase our profitability if we reduce our total costs. SkyWest Airlines' United code-share operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis plus a margin based on performance incentives (the "SkyWest Airlines United Express Agreement"). Under the United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions. On June 10, 2009, SkyWest Airlines and Midwest reached a mutual understanding to terminate the service SkyWest Airlines provided under the Airline Services Agreement (the "Midwest Services Agreement"). As a result, SkyWest Airlines removed its remaining 12 CRJ200 regional jet aircraft out of Midwest service in stages through January 2010.

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009, and added three additional aircraft in January and February of 2010. The AirTran code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

  ASA

        ASA provides regional jet service primarily in the United States primarily from hubs located in Atlanta and Cincinnati. ASA offered more than 780 daily scheduled departures as of December 31, 2009, all of which were Delta Connection flights. ASA's fleet as of December 31, 2009, consisted of ten CRJ900s, 38 CRJ700s, 112 CRJ200s. Under the terms of the Second Amended and Restated Delta Connection Agreement executed by ASA and Delta (the "ASA Delta Connection Agreement"), Delta has agreed to compensate ASA for its direct costs associated with operating Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ASA Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ASA Delta Connection Agreement, excess margins over certain percentages must be returned to or shared with Delta, depending on various conditions.

        On February 10, 2010, ASA and United entered into a United Express Agreement, pursuant to which ASA has agreed to operate 14 CRJ200 aircraft as a United Express carrier (the "ASA United Express Agreement"). On February 11, 2010, ASA began operating as a United Express carrier, and we anticipate that the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010. The ASA United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ASA compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ASA extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ASA among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. ("American Eagle") (owned by American Airlines, Inc. ("American")), Comair, Inc. ("Comair") (owned by Delta), Compass Airlines ("Compass") (owned by Delta), Mesaba Airlines ("Mesaba") (owned by Delta), ExpressJet Holdings, Inc. ("ExpressJet"), Horizon Air

Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc.), Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic") and Trans State Airlines, Inc. Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines and ASA represent the largest regional airline operation in the United States. However, some of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines and ASA. Additionally, regional carriers owned by major airlines, such as American Eagle, Comair, Compass and Mesaba, may have access to greater resources at the parent level than SkyWest Airlines and ASA, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

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

        Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Frontier Airlines, Inc. ("Frontier") and AirTran, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

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

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Denver, Los Angeles and San Francisco as United Express and out of Salt Lake City as Delta Connection and Milwaukee as an AirTran carrier. ASA operates as Delta Connection out of Atlanta and Cincinnati. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual, or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

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

Code-Share Agreements

        SkyWest Airlines and ASA operate under United Express Agreements with United, and SkyWest, SkyWest Airlines and ASA operate under Delta Connection Agreements with Delta. During the fiscal year ended December 31, 2009, SkyWest Airlines operated under the Midwest Services Agreement with Midwest. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran.

        These code-share agreements authorize Delta, United, Midwest and AirTran to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "YX", or "FL") in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express. Midwest Connect or AirTran. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta, United, Midwest and AirTran. As of December 31, 2009, approximately 94% of our passenger revenues related to contract flights, where Delta, United or Midwest controlled scheduling, ticketing, pricing and seat inventories. The remainder of or our passenger revenues as of December 31, 2009 related to pro-rate flights, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta, United or AirTran according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2009, SkyWest Airlines operated 21 CRJ900s, 13 CRJ700s and 52 CRJ200s under the SkyWest Airlines Delta Connection Agreement. Additionally, as of December 31, 2009, SkyWest Airlines operated 12 Brasilia turboprops under the Delta code under a revenue-sharing arrangement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2009, SkyWest Airlines was operating approximately 410 Delta Connection flights per day. Delta is entitled to all passenger, cargo and other revenues associated with each flight.

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

        Among other provisions, the SkyWest Airlines Delta Connection Agreement provides that, beginning with the third anniversary of the execution of the agreement (September 8, 2008), Delta has the right to require that certain contractual rates under that agreement shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent a letter to SkyWest Airlines requiring it to either adjust the rates payable under the SkyWest Airlines Delta Connection Agreement or accept termination of that agreement, Delta's letter also notified SkyWest Airlines of Delta's estimate of the average rates to be applied under the SkyWest Airlines Delta Connection Agreement. On October 28, 2009, SkyWest Airlines notified Delta of its election to adjust the rates payable under the SkyWest Airlines Delta Connection Agreement; however, SkyWest Airlines also notified Delta of its disagreement with Delta's estimated rates and its belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the SkyWest Airlines Delta Connection Agreement. SkyWest Airlines and Delta have exchanged subsequent correspondence, and SkyWest Airlines continues to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program.

        The SkyWest Airlines Delta Connection Agreement provides that, beginning with the fifth anniversary of the execution of the agreement (September 8, 2010), Delta has the right to require that certain contractual rates under that agreement shall not exceed the second lowest of all carriers within the Delta Connection Program.

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

ASA Delta Connection Agreement

        ASA and Delta are parties to the ASA Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2009, ASA operated ten CRJ900s, 38 CRJ700s and 112 CRJ200s for Delta under the ASA Delta Connection Agreement. On January 9, 2009, ASA reached an agreement with Delta to operate an additional ten CRJ900s. The aircraft were previously ordered by Delta and are now being contracted for flying with ASA. As of December 31, 2009, ASA had taken delivery of all of these aircraft. ASA intends to use the aircraft as replacements for 20, 50-seat CRJ200s that are scheduled for removal from contract service between January and August 2010, which is earlier than the existing scheduled termination dates as contained in the Delta Connection Agreement. ASA operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2009, ASA was operating more than 780 Delta Connection flights per day between Atlanta, Cincinnati and designated outlying destinations. Under the ASA Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ASA is guaranteed to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

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

        Among other provisions, the ASA Delta Connection Agreement provides that, beginning with the third anniversary of the execution of the agreement (September 8, 2008), Delta has the right to require that certain contractual rates under that agreement shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent a letter to ASA requiring it to either adjust the rates payable under the ASA Delta Connection Agreement or accept termination of that agreement. Delta's letter also notified ASA of Delta's estimate of the average rates to be applied under the ASA Delta Connection Agreement. On October 28, 2009, ASA notified Delta of its election to adjust the rates payable under the ASA Delta Connection Agreement; however, ASA also notified Delta of its disagreement with Delta's estimated rates and its belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the ASA Delta Connection Agreement. ASA and Delta have exchanged subsequent correspondence, and ASA continues to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program.

        The ASA Delta Connection Agreement provides that, beginning with the fifth anniversary of the execution of the agreement (September 8, 2010), Delta has the right to require that certain contractual rates under that agreement shall not exceed the second lowest of all carriers within the Delta Connection Program.

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

SkyWest, Inc. Delta Connection Agreement

        In December 2007, we expanded our relationship with Delta by entering into a Delta Connection Agreement which awarded us the right to operate 12 CRJ700s, previously operated by Comair. This Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under the ASA Delta Connection Agreement. We have the right to designate either SkyWest Airlines or ASA to operate the 12 aircraft to provide service, primarily to and from Delta's Cincinnati hub through February 2012 (subject to Delta's right to extend the arrangement for up to three additional three-year terms). Under the arrangement, Delta has agreed to pay ASA or SkyWest Airlines, as applicable, a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee for overhead, a one-time start-up payment for each aircraft delivered and incentive payments based upon performance, including on-time arrival performance and completion percentage rates. Additionally, Delta has agreed to reimburse SkyWest Airlines or ASA, as applicable, for certain operating costs under this Delta Connection Agreement.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the United Express Agreement entered into on July 31, 2003. As of December 31, 2009, SkyWest Airlines operated 66 CRJ700s, 81 CRJ200s and 39 Brasilia turboprops under the United Express Agreement, flying a total of approximately 1,060 United Express flights per day between Chicago (O'Hare), Denver, Los Angeles, San Francisco, Portland and Seattle/Tacoma and designated outlying destinations. Generally, under the United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee per passenger, a fixed-fee for overhead and aircraft costs, and a one-time start-up payment for each aircraft delivered. The United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2009, 27 of the 39 Brasilia turboprops and 14 of the 81 CRJ200s were operated under a revenue-sharing arrangement.

        On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate in ten years.

        On October 16, 2009, SkyWest Airlines extended existing rights to operate 40 regional jet aircraft under the United Express Agreement until the end of their current lease terms (on average 8.4 years). The following table is the updated schedule of expirations for the SkyWest Airlines United Express contract aircraft:

Year	Brasilia Turboprops	CRJ200s	CRJ700s
2010	1	2	—
2011	—	4	—
2013	9	11	1
2014	—	—	10
2015	—	10	31
2016	—	—	10
2017	—	2	—
2018	—	7	—
2019	—	2	9
2020	—	—	9
2021	—	15	—
2022	—	8	—
2024	—	6	—

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

ASA United Express Agreement

        On February 10, 2010, ASA and United entered into the ASA United Express Agreement, pursuant to which ASA has agreed to operate 14 CRJ200 aircraft as a United Express carrier. On February 11, 2010, ASA began operating as a United Express carrier, and we anticipate that the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010. The ASA United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

AirTran

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009 and added three additional aircraft in January and February of 2010. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

Midwest Airline Services Agreement

        On June 10, 2009, SkyWest Airlines announced the wind down of the Midwest Services Agreement. As a result, SkyWest Airlines and Midwest terminated the Midwest Services Agreement on December 31, 2009 and SkyWest Airlines removed the remaining 12 CRJ200s out of Midwest service by January 2010.

Markets and Routes

        As of December 31, 2009, SkyWest Airlines and ASA scheduled the following daily flights as Delta Connection carriers: 754 flights to or from Hartsfield- Jackson Atlanta International Airport, 388 flights to or from Salt Lake City International Airport and 22 flights to or from Cincinnati/Northern Kentucky International Airport.

        As of December 31, 2009, SkyWest Airlines scheduled the following daily flights as a United Express carrier: 250 flights to or from Chicago O'Hare International Airport, 320 flights to or from Denver International Airport, 210 flights to or from Los Angeles International Airport, 238 flights to or from San Francisco International Airport and 42 flights to or from other outlying airports.

        As of December 31, 2009, SkyWest Airlines scheduled 20 daily flights as a Midwest Connect carrier to or from Milwaukee International Airport.

        As of December 31, 2009, SkyWest Airlines scheduled 10 daily flights as an AirTran carrier to or from Milwaukee International Airport.

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

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our code-share agreements with Delta and United provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. United purchased fuel directly from a fuel vendor for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Midwest purchased all of the fuel for our Midwest aircraft directly from Midwest's fuel vendors and as of June 1, 2009, Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. During the year ended December 31, 2009, approximately 92.2% of our fuel purchases were associated with our Delta and United code-share agreements and were reimbursed by our major partners. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Employees

        As of December 31, 2009, SkyWest and SkyWest Airlines collectively employed 8,654 full-time equivalent employees consisting of 4,232 pilots and flight attendants, 2,833 customer service personnel, 1,106 mechanics and other maintenance personnel, and 483 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. SkyWest Airlines has never experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

        As of December 31, 2009, ASA employed approximately 3,604 full-time equivalent employees consisting of 2,227 pilots and flight attendants, 240 customer service personnel, 901 mechanics and other maintenance personnel, and 236 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International, ASA's flight attendants are represented by the Association of Flight Attendants—CNA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in July 20, 2011.

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

Safety and Security

        We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ASA have taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code-share partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

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

Seasonality

        Our results of operations for any interim period are not necessarily indicative of those for the entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our pro-rate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

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

        If any of our code-share agreements with Delta or United are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest, SkyWest Airlines and ASA Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by SkyWest, SkyWest Airlines or ASA of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ASA from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ASA, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ASA United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ASA United

Express Agreements due to an uncured breach by SkyWest Airlines or ASA of certain operational and performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals.

        We currently use Delta's and United's systems, facilities and services to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease any of these operations or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to replace these services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta and United could require us to sell or assign to them facilities and inventories, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these airport facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

We may be negatively impacted by the troubled financial condition of Delta and United.

        For the year ended December 31, 2009 approximately 98.1% of our ASMs were attributable to our code-share agreements with Delta and United. Both Delta and United have incurred significant losses in recent years, which materially weakened their financial condition. Because of their weakened financial condition, there is no assurance that either United or Delta will ultimately succeed or will remain a going concern over the long term. Volatility in fuel prices may negatively impact both Delta's and United's results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

        In light of the importance of our code-share agreements with Delta and United to our business, the termination of these agreements could jeopardize our operations. Such events could leave us unable to operate many of our current aircraft, as well as additional aircraft we are obligated to purchase, which would likely result in a material adverse effect on our operations and financial condition.

        The financial condition of Delta and United will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy again, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, more volatile operating margins and more aggressive contractual positions, which could result in additional litigation. We believe that any of these developments could have a negative effect on many aspects of our operations and financial condition.

        On October 16, 2009, SkyWest Airlines entered into a series of transactions with United that provided operational funding to United, extended SkyWest Airlines' existing rights to operate 40 regional jet aircraft under the SkyWest Airlines United Express Agreement until the end of their current lease terms and created an opportunity for ASA to operate 14 regional jet aircraft as a United Express carrier. We anticipate that ASA will begin operating as a United Express carrier starting in the first quarter of 2010, and the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010. We also anticipate that ASA will operate these aircraft under a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the existing SkyWest Airlines United Express Agreement.

        Also on October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing SkyWest Airlines United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate in ten years.

        A default by United under the SkyWest Airlines United Express Agreement, the ASA United Express Agreement, the term loan extended by SkyWest Airlines to United or United's obligation to repay certain amounts deferred pursuant to the financing arrangement we established with United in October 2009, could have a material adverse effect on our financial condition, results of operations, liquidity and the price of our common stock.

The amounts we receive under our code-share agreements may be less than the actual amounts of the corresponding costs we incur.

        Under our code-share agreements with Delta and United, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost (and, with respect to the ASA Delta Connection Agreement, a pre-determined rate of return based upon the actual cost we incur). With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2009, approximately 46% of our costs were pass-through costs and approximately 54% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

The rates we are paid under the Delta Connection Agreements are subject to adjustment and, if adjusted downward beyond our current estimates, our financial results would be negatively affected.

        SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers. As of December 31, 2009, SkyWest Airlines and ASA had not finalized the contractual rates under their respective Delta Connection Agreements. On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta also notified SkyWest Airlines and ASA of Delta's estimate of the average rates to be applied under the Delta Connection Agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and ASA have exchanged subsequent correspondence with Delta, and SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, we have evaluated our method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on our management's understanding of the applicable terms in the Delta Connection Agreements and our management's best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the year ended December 31, 2009. There can be no assurance that the methodology we have used to estimate the average rate which will be established pursuant to the Delta Connection Agreements will ultimately be used for purposes of determining the average rate to which we will be subject. If our disagreement with Delta on this issue is not resolved consistent with management's interpretation, our operating results and financial condition may be negatively impacted.

        The SkyWest Airlines and ASA Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the 2nd lowest of all carriers within the Delta Connection Program.

SkyWest Airlines and ASA are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of December 31, 2009, we had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta's Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

        On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the "Motion to Dismiss"). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The Court's ruling affects the current posture of the case, but does not preclude pursuit of the claim for breach of contract or the claim for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of all amounts withheld by Delta.

        On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those theories, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on all of SkyWest's Airlines' and ASA's claims and defenses is in process. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserts that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta's memorandum in support of its motion. On January 22, 2010, the Court granted Delta's motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and ASA have filed an application seeking an interlocutory appeal of the Court's order and continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court's ruling on the Motion to Dismiss, and their defenses to Delta's counterclaims.

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

Disagreements regarding the interpretation of our code-share agreements with our major partners could have an adverse effect on our operating results and financial condition.

        SkyWest and its subsidiaries have entered into code-share agreements with Delta and United. For the year ended December 31, 2009, more than 98% of our ASMs were attributable to flights we flew under those agreements. We anticipate that, for the foreseeable future, substantially all of our revenues will be generated under existing or future code-share agreements.

        Contractual agreements, such as our code-share agreements, are subject to interpretation and disputes may arise under such agreements if the parties to an agreement apply different interpretations to that agreement. Those disputes may divert management time and resources from the core operation of the business, and may result in litigation, arbitration or other forms of dispute resolution.

        In recent years we have experienced disagreements with our major partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation (see the preceding risk factor entitled SkyWest Airlines and ASA are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta), and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time and financial resources.

        To the extent that we continue to experience disagreements regarding the interpretation of our code-share or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We have a significant amount of contractual obligations.

        As of December 31, 2009, we had a total of approximately $2.0 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2009, we had 284 aircraft under lease, with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.9 billion at December 31, 2009. At a 5.8% discount factor, the present value of these lease obligations was equal to approximately $2.1 billion at December 31, 2009. As of December 31, 2009, we had commitments of approximately $98.0 million to purchase four CRJ700s. We expect to complete these deliveries by the first quarter of 2010. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

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

        Additional growth opportunities within the Delta and United flight systems are limited by various factors. Except as currently contemplated by our existing code-share agreements, we cannot assure that Delta or United will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Furthermore, the troubled financial condition, bankruptcies and restructurings of Delta and United may reduce the growth of regional flying within their flight systems. Given the troubled nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. Additionally, even if Delta and/or United choose to expand our fleet on terms acceptable to us, they may be allowed at any time to subsequently reduce the number of aircraft covered by our code-share agreements. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially adversely affect our operating results and our financial condition.

        Delta, United and/or AirTran may be restricted in increasing their business with us, due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta's scope limitations restrict its partners from operating aircraft with over 76 seats, even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

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

        Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under the SkyWest Airlines Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under the ASA Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under the SkyWest Airlines United Express Agreement, growth is restricted in Chicago (O'Hare International Airport), Denver, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport).

Economic and industry conditions constantly change, and negative economic conditions in the United States and other countries may create challenges for us that could materially and adversely affect our operations and financial condition.

        Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

  •
  disruptions in the credit markets, which have resulted in greater volatility, less liquidity, widening of credit spreads, and decreased availability of financing;

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

  •
  weather and natural disasters.

        The aggregate effect of any, or some combination, of the foregoing economic and industry conditions on our operations or financial condition is virtually impossible to forecast; however, the occurrence of any or all of such conditions in a significant manner could materially and adversely affect our operations and financial condition.

Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

        Our code-share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code-share agreements. Generally, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements. For the year ended December 31, 2009 our block hours decreased approximately 1.0% from the year ended December 31, 2008 and for certain months of the year ended December 31, 2009 the block hours flown under certain of our code-share agreements were lower than the minimum levels set forth in those agreements. However, if our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Continued reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2009, our salary, wage and benefit costs constituted approximately 29.1% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        ASA's pilots, flight attendants and flight controllers are represented by unions, including: The Air Line Pilots Association, International, the Association of Flight Attendants—CNA and the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in July 20, 2011. The contract with ASA's flight controllers became amendable in April 2006, and ASA is currently engaged in negotiations with its flight controllers. Negotiations with unions representing ASA's employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. In addition, there are other ASA employees that are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. We recognize that such efforts will likely continue in the future and may ultimately result in additional ASA employees being represented by one or more unions. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements.

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

        If we are unable to reach labor agreements with any current or future unionized work groups, we may be subject to work interruptions or stoppages, which may adversely affect our ability to conduct our operations and may even allow Delta or United to terminate their respective code-share agreement.

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

        Pursuant to our contract flying arrangements, Delta and United have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 47% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2009, we operated 14 CRJ200s under a pro-rate agreement with United. On November 4, 2009, we entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. As of December 31, 2009, we operated two CRJ 200s with AirTran. We anticipate that SkyWest Airlines will add three additional aircraft in early 2010. Our operating and financial results can be affected by the price and availability of jet fuel. Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to our pro-rate customers by increasing fares. Fuel prices are volatile, and changed since 2007.

The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

        Prompted by the crash of a Colgan aircraft, which killed 50 people near Buffalo, New York, passengers and governmental authorities have raised questions about pilot qualifications, training and fatigue. The Airline Safety and Pilot Training Improvement Act of 2009 was introduced in the United States House of Representatives and, as of the date of this Report, was under consideration by the United States Senate. If adopted in the manner currently proposed, the Airline Safety and Pilot Training Improvement Act of 2009 would add new certification requirements for entry-level commercial pilots, require additional emergency training, improve availability of pilot records and mandate stricter rules to minimize pilot fatigue.

        The Airline Safety and Pilot Training Improvement Act of 2009 would also:

  •
  Require that all airline pilots obtain an Airline Transport Pilot license, which is currently only needed by captains.

  •
  Mandate that the Federal Aviation Administration (FAA) within 90 days set up a new database of pilot records so that airlines will have access to more information before they hire someone for the cockpit.

  •
  Direct the FAA within one year to rewrite the rules for how long pilots can work.

Declining interest rates could have a negative effect on our financial results.

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. However, under our contractual arrangement with our major partners, the majority of the decline in interest expense would be passed through to our major partners and recorded as passenger revenue in the consolidated statement of income. Interest expense decreased $19.7 million, or 18.6%, during the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income decreased $9.7 million, or 46.5% during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in interest income was substantially due to the decrease in interest rates. If interest rates continue to decline, our financial results will be negatively affected.

Our insurance costs have increased and further increases in insurance costs or reductions in coverage could have an adverse impact on us.

        We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of terrorist attacks occurring during recent years, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general.

        The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through August 31, 2010, covering losses to employees, passengers, third parties and aircraft. If the U.S. government ceases to provide such insurance beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase insurance coverage, likely with a narrower scope, from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

        While the price of commercial insurance had declined since the period immediately after the 2001 terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase the cost of obtaining such coverage, we would be adversely affected.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

        In the second quarter of 2009, there was an outbreak of the H1N1 flu virus which had an adverse impact throughout our network. In 2003, there was an outbreak of Severe Acute Respiratory Syndrome ("SARS"), which had an adverse impact on travel behavior. In addition, in the past there have been concerns about outbreaks or potential outbreaks of other diseases, such as avian flu. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 flu virus) that affects travel behavior could have a material adverse impact on our operating results and financial condition. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations and financial condition.

We may be unable to obtain all of the aircraft, engines, parts or related maintenance and support services we require, which could have a material adverse impact on our operations and financial condition.

        We rely on a limited number of aircraft types, and are dependent on Bombardier as the sole manufacturer of our regional jets. For the year ended December 31, 2009, 47.6% of our available seat miles were flown using CRJ200s, 37.6% of our available seat miles were flown using CRJ700s and 11.5% of our available seat miles were flown using CRJ900s. As of December 31, 2009, we had commitments of approximately $98.0 million to purchase four CRJ700s. We expect to complete these deliveries by the first quarter of 2010. Additionally, we have obtained options to acquire another 22 regional jets that can be delivered in 70 to 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as agreed upon by us and our major partners.

        Any significant disruption or delay in the expected delivery schedule of our fleet would adversely affect our business strategy and overall operations and could have a material adverse impact on our operating results or our financial condition. Certain of Bombardier's aerospace workers are represented by unions and have participated in at least one strike in recent history. Any future prolonged strike at Bombardier or delay in Bombardier's production schedule as a result of labor matters could disrupt the delivery of regional jets to us, which could adversely affect our planned fleet growth. We are also dependent on General Electric as the sole manufacturer of our aircraft engines. General Electric also provides parts, repair and overhaul services, and other types of support services on our engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier or General Electric to provide sufficient parts or related maintenance and support services to us on a timely or economical basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines. In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types we operate would have a material adverse effect on our business and operations.

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        Our maintenance costs increased $54.4 million, or 14.3%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The average age of our CRJ200s is approximately 8.3 years. Most of the parts on the CRJ200 fleet are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our maintenance costs are expected to continue to increase on our CRJ200 fleet. Under our SkyWest Airlines United Express Agreement, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in SkyWest Airlines' United Express operations. The ASA United Express Agreement contains similar provisions. The actual cost of maintenance on CRJ200 engines may vary from the agreed upon rates. During the year ended December 31, 2009, our CRJ200 engine expense for aircraft operated under our SkyWest Airlines United Express Agreement increased $29.7 million as compared to the year ended December 31, 2009.

        Because the average age of our CRJ900s and CRJ700s as of December 31, 2009 was approximately 2.1 and 4.8 years, respectively, our CRJ900 and CRJ700 fleets require less maintenance now than we anticipate they will require in the future. We have incurred relatively low maintenance expenses on our CRJ900 and CRJ700 fleets because most of the parts on these aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Those increased costs will have a negative impact on our financial results.

If we incur problems with any of our third-party service providers, our operations could be adversely affected.

        Our reliance upon others to provide essential services on behalf of our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including fuel supply and delivery, aircraft maintenance, services and ground facilities, and software and expect to enter into additional similar agreements in the future. These agreements are generally subject to termination after notice. Any material problems with the efficiency and timeliness of our automated or contract services could have a material adverse effect on our business, financial condition and results of operations.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather or for any other reason, could have a material adverse impact on our operations.

        We currently operate primarily through hubs in Atlanta, Los Angeles, Milwaukee, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ASA. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, Milwaukee and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our, operations and financial performance.

Our investment in a foreign airline may negatively impact our profitability.

        On September 4, 2008, we announced our intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2009, we had invested $20 million for a 16.4% interest in Trip, which is recorded under "Other assets" on our consolidated balance sheet. If Trip meets or exceeds certain financial targets, we are scheduled to make another $10 million investment on March 1, 2010. There is no assurance that Trip will ultimately succeed in its business plan. In the event that Trip incurs operating losses or files for bankruptcy, our investment may have little or no value and our financial results and condition would be negatively impacted.

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

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major carriers, including Delta and United, the slowing U.S. economy and increased hostilities in Iraq, the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S.

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

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways and Frontier among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between Delta and Northwest Airlines, Inc. ("Northwest") in November 2008, America West Airlines and US Airways in September 2005, and American's acquisition of the majority of Trans World Airlines' assets in 2001. Several of the major airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and materially adversely affect our relationship with our code-share partners.

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

        The price of aircraft fuel is unpredictable and was volatile during much of 2007, 2008 and 2009. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decreases will likely have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2009, we had 55,609,015 shares outstanding. In addition, as of December 31, 2009, we had equity-based incentive plans under which 1,453,234 shares are reserved for issuance and an employee stock purchase plan under which 2,847,093 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2009, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	84	166	50	1,500	530	8.3
CRJ700s	61	56	70	1,600	530	4.8
CRJ900s	11	20	90	1,500	530	2.1
Brasilia Turboprops	9	42	30	300	300	12.5

        SkyWest Airlines has firm orders to acquire four new CRJ700s. In addition, gross committed expenditures for these four aircraft and related equipment, including estimated amounts for contractual price escalations will be approximately $98.0 million through the first quarter of 2010. SkyWest Airlines and ASA have also obtained combined options for another 22 Bombardier Regional Jets that can be delivered in either 70 or 90-seat configurations.

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

	During the fiscal year ending December 31,
	2010	2011	2012	2013
Additional aircraft deliveries
Additional CRJ200s	0	0	0	0
Additional CRJ700s	4	0	0	0
Additional CRJ900s	0	0	0	0

	As of December 31,
	2010	2011	2012	2013
Expected fleet size
Total Bombardier Regional Jets	386	382	368	368
Total Brasilia Turboprops	42	28	26	17
Total Combined Fleet	428	410	394	385

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

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2009, SkyWest Airlines operated 51 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

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

  •
  SkyWest Airlines leases a 70,000 square-foot hangar and office facility in Milwaukee, Wisconsin.

  •
  SkyWest Airlines owns a 57,000 square-foot maintenance facility and a 28,000 square-foot office facility in Chicago, Illinois.

  •
  SkyWest Airlines owns a 55,000 square-foot hangar and a 46,000 square-foot office facility in Colorado Springs, Colorado.

  •
  SkyWest Airlines leases ticket counters, check-in and boarding and other facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with SkyWest Airlines personnel. Other airlines, including Delta, United and AirTran, provide ticket handling and/or ground support services for SkyWest Airlines in 94 of the 159 airports SkyWest Airlines serves.

  •
  We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square feet, respectively.

ASA Facilities

  •
  ASA leases from the City of Atlanta Department of Aviation an aircraft hangar facility consisting of 203,170 square-foot of building space, a 15,015 square-foot ground service equipment maintenance facility, aircraft parking, employee parking, a newly-constructed 18,110 square-foot training facility and 71,209 square feet of newly-renovated office space which is utilized ASA's corporate headquarters. The lease agreement for the Aircraft Hanger Complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  ASA leases from Macon-Bib County Industrial Authority an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,425 square-foot aircraft hangar facility and 41,140 square feet of training and office space. The lease agreement has a sixteen-year term and is scheduled to expire on April 1, 2018. ASA has subleased the hangar complex to an unrelated aircraft maintenance provider; however ASA remains obligated for payment and other obligations of the lessee under the lease agreement.

  •
  ASA leases from the City of Baton Rouge/Parish of East Baton Rouge an aircraft hangar Complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square feet of office support space. ASA has the right to occupy the Baton Rouge Aircraft Hangar Complex rent-free until 2022.

  •
  ASA leases a 33,000 square-foot warehouse facility located at the Hartsfield-Jackson Atlanta International Airport. The lease agreement has a ten-year term and is scheduled to expire on June 30, 2010.

  •
  ASA leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Cincinnati, Ohio; Columbia, South Carolina and Fort Walton Beach, Florida.

  •
  ASA leases from the City of Atlanta Department of Aviation 13 gates and other premises of the Central Passenger Terminal Complex (CPTC) located on Concourse C at Hartsfield-Jackson Atlanta International Airport. The CPTC lease agreement has a twenty-year term and is scheduled to expire on September 20, 2010.

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

  •
  ASA leases ticket counter, check-in, boarding and support facilities in the passenger terminal areas in the majority of the airports it serves and staffs those facilities with ASA personnel. Other airlines, including Delta, provide ticket handling and/or ground support services for ASA in 88 of the 104 airports ASA serves.

        Our management deems SkyWest Airlines' and ASA's current facilities as being suitable and necessary to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2009, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

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

        On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the "Motion to Dismiss"). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13,

2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The Court's ruling affects the current posture of the case, but does not preclude pursuit of the claim for breach of contract or the claim for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of all amounts withheld by Delta.

        On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those theories, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on all of SkyWest's Airlines' and ASA's claims and defenses is in process. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserts that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta's memorandum in support of its motion. On January 22, 2010, the Court granted Delta's motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and ASA have filed an application seeking an interlocutory appeal of the Court's order and continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court's ruling on the Motion to Dismiss, and their defenses to Delta's counterclaims.

        For financial reporting purposes we accrue an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss related to the preceding dispute in the consolidated financial statements as of December 31, 2009.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 11, 2010, there were approximately 997 stockholders of record. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2009		2008
Quarter	High	Low	High	Low
First	$19.05	$8.19	$26.64	$20.43
Second	15.47	9.66	21.77	12.65
Third	18.04	10.28	20.64	11.45
Fourth	18.02	13.97	18.60	11.52

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2009 and 2008, our Board of Directors declared regular quarterly dividends of $0.04 and $0.03 per share, respectively.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,740,695	$20.37	4,300,327

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2009, included in Item 8 of this Report, for additional information regarding these plans.

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

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2009, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of passenger airlines, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
Company Name / Index	Base Period Dec04	Dec05	Dec06	Dec07	Dec08	Dec09
SkyWest, Inc.	100	134.64	128.46	135.85	94.84	87.31
NASDAQ Composite	100	102.20	112.68	124.56	74.70	108.56
Peer Group	100	113.16	168.72	147.82	91.88	84.74

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market. The members of the Peer Group are: Air France-KLM-ADR; Air T, Inc.; Air Transport Services Group; Allegiant Travel Co.; Baltia Air Lines, Inc.; British Airways PLC-ADR; Deutsche Lufthansa AG-ADR; Great Lakes Aviation Ltd.; Hawaiian Holdings, Inc.; Japan Airlines Corp-ADR; JetBlue Airways Corp.; Mesa Air Group, Inc.; Pinnacle Airlines Corp.; Republic Airways Holdings Inc.; Ryanair Holdings PLC-ADR; SkyWest, Inc.; and UAL Corp.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2009	2008	2007	2006	2005(2)
Operating revenues	$2,613,614	$3,496,249	$3,374,332	$3,114,656	$1,964,048
Operating income	212,195	255,231	344,524	339,160	220,408
Net income	83,658	112,929	159,192	145,806	112,267
Net income per common share:
Basic	$1.50	$1.95	$2.54	$2.33	$1.94
Diluted	1.47	1.93	2.49	2.30	1.90
Weighted average shares:
Basic	55,854	57,790	62,710	62,474	57,851
Diluted	56,814	58,633	64,044	63,382	58,933
Total assets	$4,310,802	$4,014,291	$3,990,525	$3,731,419	$3,320,646
Current assets	1,254,099	1,220,668	1,210,139	1,095,454	693,632
Current liabilities	449,835	386,604	398,219	408,431	615,917
Long-term debt, net of current maturities	1,816,318	1,681,705	1,732,748	1,675,626	1,422,758
Stockholders' equity	1,352,219	1,275,521	1,246,007	1,178,293	913,198
Return on average equity(1)	6.4%	9.0%	13.1%	13.9%	13.2%
Cash dividends declared per common share	$0.16	$0.13	$0.12	$0.12	$0.12

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

Selected Operating Data

	Year Ended December 31,
	2009		2008		2007		2006		2005
Block hours	1,363,257		1,376,815		1,438,818		1,298,769		866,975
Departures	870,761		872,288		904,795		857,631		623,307
Passengers carried	34,544,772		33,461,819		34,392,755		31,465,552		20,343,975
Revenue passenger miles (000)	17,448,958		17,101,910		17,892,282		15,819,191		9,538,906
Available seat miles (000)	22,142,650		22,020,250		22,968,768		20,209,888		12,718,973
Revenue per available seat mile	11.8	¢	15.9	¢	14.7	¢	15.4	¢	15.4	¢
Cost per available seat mile	11.2	¢	15.2	¢	13.7	¢	14.3	¢	14.1	¢
Average passenger trip length	505		511		520		503		469
Number of operating aircraft at end of year	449		442		436		410		380

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2009, 2008 and 2007. Also discussed is our financial position as of the end of December 31, 2009 and 2008. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ASA, we operate the largest regional airline in the United States. As of December 31, 2009, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,300 total daily departures to 217 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of December 31, 2009, we provided ground handling services for approximately 11 other airlines throughout our system. As of December 31, 2009, we operated a combined fleet of 449 aircraft consisting of 250 CRJ200 (81 assigned to United, 164 assigned to Delta, three assigned to Midwest and two assigned to AirTran, 117 CRJ700 (66 assigned to United and 51 assigned to Delta), 31 CRJ900s (all assigned to Delta) and 51 Brasilia turboprop (39 assigned to United and 12 assigned to Delta). We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the year ended December 31, 2009, approximately 55.8% of our aggregate capacity was operated under the Delta code, approximately 42.4% was operated under the United code, approximately 1.7% was operated under the Midwest code and approximately 0.1% under the AirTran code.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. On June 10, 2009, SkyWest Airlines and Midwest mutually agreed to terminate the service SkyWest Airlines provided to Midwest under the Midwest Services Agreement. As a result, SkyWest Airlines removed its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft were removed in November 2009, two aircraft were removed in December 2009 and the last three aircraft were removed in January 2010. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009 and added three additional aircraft in January and February of 2010. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

        As of December 31, 2009, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and a Midwest Connect carrier in Milwaukee and an AirTran carrier in Milwaukee, operating more than 1,500 total daily flights.

        ASA has been a code-share partner with Delta in Atlanta since 1984. As of December 31, 2009, ASA operated as a Delta Connection carrier in Atlanta and Cincinnati. ASA operates approximately 780 daily flights, all in the Delta Connection system.

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

        On February 10, 2010, ASA and United entered into the ASA United Express Agreement, pursuant to which ASA has agreed to operate 14 CRJ200 aircraft as a United Express carrier. On February 11, 2010, ASA began operating as a United Express carrier, and we anticipate that the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010. The ASA United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2009, contract flying revenue and pro-rate revenue represented approximately 94% and 6%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the year ended December 31, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 53% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 47% flown under pro-rate arrangements. For the year ended December 31, 2009, approximately 96% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 4% flown under pro-rate arrangements. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009 and added three additional aircraft in January and February of 2010.

Financial Highlights

        We had revenues of $2.6 billion for the year ended December 31, 2009, a 25.2% decrease, compared to revenues of $3.5 billion for the year ended December 31, 2008. We had net income of $83.7 million, or $1.47 per diluted share, for the year ended December 31, 2009, a decrease of 25.9%, compared to $112.9 million of net income, or $1.93 per diluted share, for the year ended December 31, 2008.

        The significant items affecting our financial performance during 2009 are outlined below:

        On June 10, 2009, SkyWest Airlines reached a mutual understanding with Midwest to terminate the service SkyWest Airlines provided under the Midwest Services Agreement. As a result, SkyWest Airlines removed its remaining 12 CRJ200s from Midwest service based on the following schedule: one aircraft was removed in each of June 2009 and July 2009, three aircraft were removed in October 2009, two aircraft were removed in November 2009, two aircraft were removed in December 2009 and the last three aircraft were removed in January 2010. Additionally, SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest. The $4.0 million payment was recorded as revenue by SkyWest Airlines during the three months ended December 31, 2009.

        We review our investment securities on an ongoing basis for the presence of other-than-temporary-impairment ("OTTI") with formal reviews performed quarterly. OTTI losses on individual equity investment securities are recognized as a realized loss through earnings when fair value is significantly below cost, the decline in fair value has existed for an extended period of time, and recovery is not expected in the near term. OTTI losses on individual perpetual preferred securities are recognized as a realized loss through earnings when a decline in the cash flows has occurred or the rating of the security has been downgraded below investment grade. As a result of an ongoing valuation review of our investment securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the year ended December 31, 2009 for certain investment securities deemed to have other-than-temporary impairment.

        On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements, and notifying SkyWest Airlines and ASA of Delta's estimate of the average rates to be applied under the agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the dispute for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management's understanding of the applicable terms in the Delta Connection Agreements and management's best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the year ended December 31, 2009.

        ASA experienced significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200 regional jet aircraft in order to perform engine safety inspections in accordance with the manufacturer's recommendations. ASA cancelled approximately 750 scheduled flights as a result of the severe weather and aircraft grounding during the quarter. As a result, ASA experienced a negative impact on revenues of approximately $7.6 million.

        Our maintenance costs increased $54.4 million, or 14.3%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase was primarily related to the timing of engine overhaul events. During the year ended December 31, 2009, our CRJ200 engine expense under our United Express and Midwest Services Agreements increased $29.7 million. The remainder of the increase in maintenance costs was principally due to scheduled maintenance and engine overhaul events on our aging CRJ200 and CRJ700 aircraft.

Outlook

        On October 12, 2007, we announced SkyWest Airlines' plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines intends to operate for United Express, as part of an aircraft transition plan. We believe this transition plan will allow United Express to remove 23 30-seat Brasilia turboprops from operation under the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Generally, the turboprop removals are intended to occur in conjunction with deliveries of new regional jet aircraft in an effort to facilitate a smooth transition in existing markets. Additionally, SkyWest Airlines exchanged four 50-seat CRJ200s for four 76-seat CRJ900s in its Delta Connection operations. On November 30, 2007, we announced that SkyWest Airlines placed a firm order for 22 aircraft with Bombardier. As of December 31, 2009, SkyWest Airlines had taken delivery of four CRJ900s and 14 CRJ700s under that order. SkyWest Airlines is scheduled to take delivery of the remaining four aircraft during the first quarter of 2010.

        On October 16, 2009, SkyWest Airlines entered into a series of transactions with United that provided operational funding to United, extended SkyWest Airlines' existing rights to operate 40 regional jet aircraft under the United Express Agreement until the end of their current lease terms (on average 8.4 years) and created an opportunity for ASA to operate 14 regional jet aircraft as a United Express carrier. We anticipate that ASA will begin operating as a United Express carrier starting in the first quarter of 2010, and the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010. We also anticipate that ASA will operate these aircraft under a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        Also on October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and airport slot rights held by United. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the SkyWest Airlines United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate in ten years.

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009 and added three additional aircraft in January and February of 2010. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2009, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the lower of prior period's approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented in accordance with revenue recognition guidelines. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated over the estimated useful life of the engine. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under the SkyWest Airlines United Express Agreement. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions.

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while ASA's aircraft are primarily debt-financed on a long-term basis. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets.

Impairment of Long-Lived and Intangible Assets

        As of December 31, 2009, we had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2009, we had approximately $24.0 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of ASA. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2009, we had recorded $9.7 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired. Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2009. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

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

Fair value

        We hold certain assets that are required to be measured at fair value in accordance with United States GAAP. We determined fair value of these assets based on the following three levels of inputs:

Level 1 —	Quoted prices in active markets for identical assets or liabilities.
Level 2 —	Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of our marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.
Level 3 —	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

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

2009 Compared to 2008

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2009		2008		% Change
Revenue passenger miles (000)	17,448,958		17,101,910		2.0
Available seat miles ("ASMs") (000)	22,142,650		22,020,250		0.6
Block hours	1,363,257		1,376,815		(1.0)
Departures	870,761		872,288		(0.2)
Passengers carried	34,544,772		33,461,819		3.2
Passenger load factor	78.8%		77.7%		1.1	pts
Revenue per available seat mile	11.8	¢	15.9	¢	(25.8)
Cost per available seat mile	11.2	¢	15.2	¢	(26.3)
Fuel cost per available seat mile	1.8	¢	5.5	¢	(67.3)
Average passenger trip length (miles)	505		511		(1.2)

        Revenues.    Operating revenues decreased $882.6 million, or 25.2%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2009	2008	$ Change	% Change
Passenger revenues	$2,582,238	$3,466,287	$(884,049)	(25.5)%
Less: Fuel reimbursement from major partners	360,309	1,185,201	(824,892)	(69.6)%
Less: Engine overhaul reimbursement from major partners	112,556	120,101	(7,545)	(6.3)%

Passenger revenue excluding fuel and engine overhaul reimbursements	$2,109,373	$2,160,985	$(51,612)	(2.4)%

        Passenger revenues.    Passenger revenues decreased $884.0 million, or 25.5%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $824.9 million or 69.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $51.6 million, or 2.4%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The percentage decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the percentage increase in ASMs, primarily due to three factors. First, ASA experienced an abnormally high number of flight cancellations in part due to significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200s in order to perform engine safety inspections in accordance with the manufacturer's recommendations. ASA cancelled approximately 750 scheduled flights as a result of the severe weather and aircraft grounding during the first quarter of 2009. As a result, ASA experienced a negative impact on passenger revenues of approximately $7.6 million. Second, Delta transitioned ground handling services at 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009. Revenue earned under ground handling contracts where we provide ground handling services for our own aircraft is presented in the "Passenger revenue" line in our consolidated statements of income. Third, on October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements Delta's letter also notified SkyWest Airlines and ASA of Delta's estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and ASA and Delta have exchanged subsequent correspondence, and SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management's understanding of the applicable terms in the Delta Connection Agreements and management's best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the year ended December 31, 2009.

        Ground handling and other.    Total ground handling and other revenues increased $1.4 million, or 4.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the "Ground handling and other" line in our consolidated statements of income. The increase was primarily related to the higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

        Individual expense components for the periods indicated are expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. ASMs reflect both the number of aircraft in an airline's fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation in this Item 7 is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Year Ended December 31,
	2009	2008	$ Change	% Change
					2009 Cents Per ASM	2008 Cents Per ASM
	Amount	Amount	Amount	Percent
Aircraft fuel	$390,739	$1,220,618	$(829,879)	(68.0)%	1.8	5.5
Salaries, wages and benefits	698,326	724,094	(25,768)	(3.6)%	3.2	3.3
Aircraft maintenance, materials and repairs	436,039	381,653	54,386	14.3%	2.0	1.7
Aircraft rentals	300,773	295,784	4,989	1.7%	1.3	1.4
Depreciation and amortization	221,548	220,195	1,353	0.6%	1.0	1.0
Station rentals and landing fees	116,312	132,017	(15,705)	(11.9)%	0.5	0.6
Ground handling services	95,805	106,135	(10,330)	(9.7)%	0.4	0.5
Other airline expense	141,877	160,522	(18,645)	(11.6)%	0.6	0.7

Total operating expenses	2,401,419	3,241,018	(839,599)	(25.9)%	10.8	14.7
Interest	86,330	106,064	(19,734)	(18.6)%	0.4	0.5

Total airline expenses	$2,487,749	$3,347,082	(859,333)	(25.7)%	11.2	15.2

        Fuel.    Fuel costs decreased $829.9 million, or 68.0%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The average cost of fuel decreased to $1.87 per gallon during the year ended December 31, 2009, from $3.33 during the year ended December 31, 2008. In addition to the decrease in the average cost per gallon of fuel during the year ended December 31, 2009, United purchased fuel directly from a fuel vendor for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Midwest purchased all of the fuel for our Midwest aircraft directly from Midwest's fuel vendors and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. These modifications reduced our total fuel costs, as well as our passenger revenues for the year ended December 31, 2009. During the year ended December 31, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	Year Ended December 31,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	209,254	366,540	(42.9)%
Average price per gallon	$1.87	$3.33	(43.8)%
Fuel expense	$390,739	$1,220,618	(68.0)%

        Salaries wages and employee benefits.    Salaries, wages and employee benefits decreased $25.8 million, or 3.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The average number of full-time equivalent employees decreased 11.7% to 12,642 for the year ended December 31, 2009, from 14,315 for the year ended December 31, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

        Aircraft maintenance, materials and repairs.    Maintenance costs increased $54.4 million, or 14.3%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2009	2008	$ Change	% Change
Aircraft maintenance, materials and repairs	$436,039	$381,653	$54,386	14.3%
Less: Engine overhaul reimbursed from major partners	112,556	120,101	(7,545)	(6.3)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	34,176	4,462	29,714	665.9%

Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$289,307	$257,090	$32,217	12.5%

        Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate, increased $32.2 million, or 12.5%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase in maintenance excluding engine overhaul costs was principally due to scheduled maintenance events on our aging CRJ200 and CRJ700 fleets.

        Under the SkyWest Airlines United Express Agreement (and pursuant to the Midwest Services Agreement prior to its termination on January 1, 2010), we recognize revenue in our consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31, 2009, our CRJ200 engine expense under our SkyWest Airlines United Express and Midwest Services Agreements increased $29.7 million. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

        Aircraft rentals.    Aircraft rentals increased $5.0 million, or 1.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase in aircraft rents was primarily due to ASA taking delivery of ten CRJ900s during 2009. These aircraft were financed through long-term leases. This increase was partially offset by ASA returning 12 ATR-72 turboprops to the lessor and terminating the associated leases.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $15.7 million, or 11.9%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the airport.

        Ground handling service.    Ground handling service expense decreased $10.3 million, or 9.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in ground handling was primarily due to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.

        Other airline expenses.    Other airline expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $18.6 million, or 11.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in other airline expenses was primarily due to the decrease in crew simulator training and crew hotel costs.

        Interest.    Interest expense decreased $19.7 million, or 18.6%, during the year ended December 31, 2009 compared to the year ended December 31, 2008. The decrease in interest expense was substantially due to a decrease in interest rates. At December 31, 2009, we had variable rate notes representing 38.6% of our total long-term debt. The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At December 31, 2009, the three-month and six-month LIBOR rates were 0.25% and 0.43%, respectively. At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively.

        Interest income.    Interest income decreased $9.7 million, or 46.5% during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in interest income was substantially due to the decrease in interest rates discussed in the preceding paragraph.

        Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) decreased $859.3 million, or 25.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest, SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2009	2008	$ Change	% Change
Total airline expense	$2,487,749	$3,347,082	$(859,333)	(25.7)%
Less: Fuel expense	390,739	1,220,618	(829,879)	(68.0)%
Less: Engine overhaul reimbursement from major partners	112,556	120,101	(7,545)	(6.3)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	34,176	4,462	29,714	665.9%

Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,950,278	$2,001,901	$(51,623)	(2.6)%

        Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $51.6 million, or 2.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was more than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from increased stage lengths flown by our regional jets.

        Impairment of marketable securities.    As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the year ended December 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

        Other income.    During the year ended December 31, 2008, we negotiated the principal terms of a prospective capacity purchase agreement with Continental, which was intended to become effective if we had successfully completed our proposed acquisition of the outstanding shares of capital stock of ExpressJet. During the course of those negotiations, Continental agreed it would pay us a break-up fee under certain circumstances in the event our efforts to acquire ExpressJet were not successful. In June 2008, ExpressJet reached terms directly with Continental on a new capacity purchase agreement, and accordingly, we were precluded from completing the acquisition of ExpressJet. As a result, we received the break-up fee from Continental in June 2008. The break-up fee, net of our direct transaction costs, was $6.3 million (pre-tax) and was recorded as other income during the year ended December 31, 2008.

        Income taxes.    The provision for income taxes, as a percentage of income before taxes, increased to 36.5% in 2009 from 35.9% in 2008. The lower 2008 rate includes the impact of a decrease to the effective state income tax rate as the result of state tax law changes in Utah and other states. The state effective tax rate also decreased slightly from 2008 to 2009 minimizing the increase of the effective tax rate from 2008 to 2009.

        Net Income.    Primarily due to factors described above, net income decreased to $83.7 million, or $1.47 per diluted share, for the year ended December 31, 2009, compared to $112.9 million, or $1.93 per diluted share, for the year ended December 31, 2008.

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

        Passenger revenues.    Passenger revenues increased $124.2 million, or 3.7%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in passenger revenues was primarily due to an increase in fuel and engine overhaul reimbursements from our major partners. The fuel reimbursement from our major partners increased $150.6 million, or 14.6%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $78.6 million, or 3.5%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. In June 2008, SkyWest Airlines was notified that Midwest was in the process of organizing a financial restructuring. SkyWest Airlines subsequently reached agreement with Midwest to reduce the number of aircraft operating under the Midwest Services Agreement from 21 aircraft to 12 aircraft. As part of the modified agreement, SkyWest Airlines agreed to defer a portion of Midwest's weekly payment obligations from July 1, 2008 through November 30, 2008. The amount SkyWest Airlines agreed to defer, plus certain amounts Midwest owed SkyWest Airlines at June 30, 2008, were initially scheduled for repayment starting on August 31, 2009; however, in June 2009, SkyWest Airlines and Midwest reached a mutual understanding to terminate the Midwest Services Agreement, remove the remaining SkyWest Airlines aircraft from Midwest service and further restructure Midwest's payment obligation to SkyWest Airlines SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that is guaranteed by Republic Airways Holdings, Inc. The unsecured note related to certain deferred payments Midwest owed SkyWest Airlines from services provided under the Midwest Services Agreement.

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

        Individual expense components are expressed in the following table on the basis of cents per ASM for the periods indicated. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. The size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation in this Item 7 is on a cost per ASM basis to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	Year ended December 31,
	2008	2007	$ Change	% Change
	Amount	Amount	Amount	Percent	2008 Cents Per ASM	2007 Cents Per ASM
Aircraft fuel	$1,220,618	$1,062,079	$158,539	14.9%	5.5	4.6
Salaries, wages and benefits	724,094	726,947	(2,853)	(0.4)%	3.3	3.2
Aircraft maintenance, materials and repairs	381,653	297,960	83,693	28.1%	1.7	1.3
Aircraft rentals	295,784	294,443	1,341	0.5%	1.4	1.3
Depreciation and amortization	220,195	208,944	11,251	5.4%	1.0	0.9
Station rentals and landing fees	132,017	135,757	(3,740)	(2.8)%	0.6	0.6
Ground handling services	106,135	140,374	(34,239)	(24.4)%	0.5	0.6
Other	160,522	163,304	(2,782)	(1.7)%	0.7	0.7

Total operating expenses	3,241,018	3,029,808	211,210	7.0%	14.7	13.2
Interest	106,064	126,320	(20,256)	(16.0)%	0.5	0.5

Total airline expenses	$3,347,082	$3,156,128	190,954	6.1%	15.2	13.7

        Fuel.    Fuel costs increased $158.5 million, or 14.9% during the year ended December 31, 2008, compared to the year ended December 31, 2007. The average cost per gallon of fuel increased to $3.33 per gallon during the year ended December 31, 2008, from $2.41 during the year ended December 31, 2007. The increase in the average cost per gallon during the year ended December 31, 2008 was mitigated by United purchasing fuel directly from a fuel vendor for our United Express aircraft operated out of Chicago, San Francisco, Los Angeles and Denver. Midwest also purchased all of its fuel directly from fuel vendors, which reduced our total fuel costs and related passenger revenue. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

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

        Under the SkyWest Airlines United Express and Midwest Services Agreements, we recognized revenue in our consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31,2008, our CRJ200 engine expense under our SkyWest Airlines United Express and Midwest Services Agreements increased $1.8 million. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

        Aircraft rentals.    Aircraft rentals increased $1.3 million or 0.5% during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in aircraft rentals was primarily due to the addition of two used CRJ700s that were financed through long-term leases.

        Depreciation and amortization.    Depreciation and amortization expense increased $11.3 million , or 5.4%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. The increase in depreciation and amortization was primarily due to the addition of four CRJ200 and three CRJ900s that were financed using long-term debt.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $3.7 million , or 2.8%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. Our station rentals and landing fee costs can be impacted based upon the volume of passengers carried and the number of departures. The decrease in station rentals and landing fees expense was primarily due to a 2.7% decrease in passengers carried and a 3.6% decrease in departures during the year ended December 31, 2008.

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

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $191.0 million, or 6.1%, during the year ended December 31, 2008, compared to the year ended December 31, 2007. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest, SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2008	2007	$ Change	% Change
Total airline expense	$3,347,082	$3,156,128	$190,954	6.1%
Less: Fuel expense	1,220,618	1,062,079	158,539	14.9%
Less: Engine overhaul reimbursement from major partners	120,101	67,961	52,140	76.7%

Total airline expense excluding fuel and engine overhauls	$2,006,363	$2,026,088	$(19,725)	(1.0)%

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

        Income taxes.    The provision for income taxes, as a percentage of income before taxes, decreased to 35.9% in 2008 from 36.4% in 2007. The lower 2008 rate includes the impact of a decrease to the effective state income tax rate as the result of state tax law changes in Utah and other states. The impact of the decreased effective tax rate was partially offset by the decrease in tax exempt interest income in 2008 from 2007.

        Net Income.    Primarily due to the factors described above, net income decreased to $112.9 million, or $1.93 per diluted share, for the year ended December 31, 2008, compared to $159.2 million, or $2.49 per diluted share, for the year ended December 31, 2007.

Liquidity and Capital Resources

        We had working capital of $804.3 million and a current ratio of 2.8:1 at December 31, 2009, compared to working capital of $834.1 million and a current ratio of 3.2:1 at December 31, 2008. The decrease was principally attributable to $80.0 million we loaned to United in October 2009. We also agreed to defer $49.0 million otherwise payable to SkyWest Airlines under the SkyWest Airlines United Express Agreement, offset by cash generated from operating activities. The principal sources of cash during the year ended December 31, 2009 were $389.5 million provided by operating activities, $300.7 million of proceeds from the issuance of long-term debt, $18.7 million from the sale of property and equipment, $16.1 million from returns on aircraft deposits, $8.8 million from the sale of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans and $0.7 million from repayment of the United note receivable. We invested $82.1 million in marketable securities, invested $419.0 million in flight equipment, made principal payments on long-term debt of $147.3 million, repurchased $18.4 million of outstanding shares of our common stock, invested $2.6 million in buildings and ground equipment, paid $9.1 million in cash dividends, invested $25.5 million in other assets and issued a note receivable of $80.0 million to United. These factors resulted in a $49.5 million decrease in cash and cash equivalents during the year ended December 31, 2009.

        Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $645.3 million at December 31, 2009, compared to $568.6 million at December 31, 2008. The increase in marketable securities was due primarily to cash generated from operations in 2009 that was invested in marketable securities.

        At December 31, 2009, our total capital mix was 42.7% equity and 57.3% debt, compared to 43.1% equity and 56.9% debt at December 31, 2008.

        As of December 31, 2009, SkyWest Airlines had a $25 million line of credit. As of December 31, 2009 and 2008, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2010 and has a fixed interest rate of 4.96%.

        As of December 31, 2009, we had $49.7 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2009 and 2008, we classified $10.7 million as restricted cash, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2010	2011	2012	2013	2014	Thereafter
Firm aircraft commitments	$98,011	$98,011	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,893,033	329,512	320,526	320,998	313,418	302,013	1,306,566
Interest commitments	633,001	83,969	78,418	72,399	65,611	59,595	273,009
Principal maturities on long-term debt	1,964,889	148,571	152,747	199,446	153,117	158,750	1,152,258

Total commitments and obligations	$5,588,934	$660,063	$551,691	$592,843	$532,146	$520,358	$2,731,833

Purchase Commitments and Options

        On October 12, 2007, we announced SkyWest Airlines' plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines has placed into operation under the SkyWest Airlines United Express Agreement as part of an aircraft transition plan, allowing United to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement and add 66-seat regional jet aircraft for United Express flying. Additionally, SkyWest Airlines exchanged four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s were placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. As of December 31, 2009, SkyWest Airlines had taken delivery of four CRJ900s and 14 CRJ700s pursuant to that order. SkyWest Airlines is scheduled to take delivery of the remaining four aircraft during the first quarter of 2010.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $98.0 million through the first quarter of 2010. Additionally, SkyWest Airlines' agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as SkyWest Airlines agrees upon with its major partners.

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

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2009, we had 284 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.9 billion at December 31, 2009. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.1 billion at December 31, 2009.

Long-term Debt Obligations

        As of December 31, 2009, we had $1,964.9 million of long term debt obligations related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.3% at December 31, 2009.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the obligations of ASA under the ASA Delta Connection Agreement.

New Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") ASC 810 (originally issued as Statement of Financial Accounting Standards ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010. We do not believe the adoption of ASC 810 will have a significant impact on our financial position, results of operations or cash flows.

        On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables ("EITF 08-1"). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled Revenue Arrangements with Multiple Deliverables. EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. We are currently evaluating the impact of EITF 08-1 on our financial position, results of operations and cash flows.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the year ended December 31, 2009, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 47% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements and approximately 4% of our CRJ200s flown in the United system were flown under pro-rate arrangements. As of December 31, 2009, we operated 14 CRJ 200s under a pro-rate agreement with United and two CRJ200s with AirTran. The average price per gallon of aircraft fuel decreased 43.8% to $1.87 for the year ended December 31, 2009, from $3.33 for the year ended December 31, 2008. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $7.5 million in fuel expense for the year ended December 31, 2009.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2009, we had variable rate notes representing 38.6% of our total long-term debt compared to 46.6% of our long-term debt at December 31, 2008. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $8.0 million in interest expense and received $7.4 million in additional interest income for the year ended December 31, 2009 and we would have incurred an additional $8.8 million in interest expense and received $6.7 million in additional interest income for the year ended December 31, 2008. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of income. Also for illustrative purposes only, we have likewise estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $8.0 million less in interest expense and received $7.4 less in interest income for the year ended December 31, 2009, and we would have recognized $8.8 million less in interest expense and received $6.7 less in interest income for the year ended December 31, 2008. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of income.

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. Due primarily to instability in credit markets over the past two years, we sold a portion of these investments. As of December 31, 2009, we had investments valued at a total of $4.3 million which were classified as Other assets on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 6 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 22, 2010

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2009	December 31, 2008
CURRENT ASSETS:
Cash and cash equivalents	$76,414	$125,892
Marketable securities	645,301	568,567
Restricted cash	10,730	10,728
Income tax receivable	12,608	14,868
Receivables, net	111,902	55,458
Inventories, net	89,876	104,383
Prepaid aircraft rents	237,350	226,474
Deferred tax assets	45,197	76,093
Other current assets	24,721	38,205

Total current assets	1,254,099	1,220,668

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,612,658	3,273,705
Deposits on aircraft	4,247	20,390
Buildings and ground equipment	240,438	239,573

	3,857,343	3,533,668
Less-accumulated depreciation and amortization	(977,637)	(824,293)

Total property and equipment, net	2,879,706	2,709,375

OTHER ASSETS
Intangible assets, net	23,997	26,247
Other assets	153,000	58,001

Total other assets	176,997	84,248

Total assets	$4,310,802	$4,014,291

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2009	December 31, 2008
CURRENT LIABILITIES:
Current maturities of long-term debt	$148,571	$129,783
Accounts payable	165,825	110,902
Accrued salaries, wages and benefits	67,377	66,553
Accrued aircraft rents	17,661	25,676
Taxes other than income taxes	17,476	16,651
Other current liabilities	32,925	37,039

Total current liabilities	449,835	386,604

OTHER LONG TERM LIABILITIES	38,540	41,525

LONG TERM DEBT, net of current maturities	1,816,318	1,681,705

DEFERRED INCOME TAXES PAYABLE	536,540	507,113

DEFERRED AIRCRAFT CREDITS	117,350	121,823

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 74,626,660 and 73,520,292 shares issued, respectively	578,153	562,395
Retained earnings	1,052,375	977,736
Treasury stock, at cost, 19,017,645 and 17,150,580 shares, respectively	(279,619)	(261,174)
Accumulated other comprehensive income (loss) (Note 1)	1,310	(3,436)

Total stockholders' equity	1,352,219	1,275,521

Total liabilities and stockholders' equity	$4,310,802	$4,014,291

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
OPERATING REVENUES:
Passenger	$2,582,238	$3,466,287	$3,342,131
Ground handling and other	31,376	29,962	32,201

Total operating revenues	2,613,614	3,496,249	3,374,332

OPERATING EXPENSES:
Aircraft fuel	390,739	1,220,618	1,062,079
Salaries, wages and benefits	698,326	724,094	726,947
Aircraft maintenance, materials and repairs	436,039	381,653	297,960
Aircraft rentals	300,773	295,784	294,443
Depreciation and amortization	221,548	220,195	208,944
Station rentals and landing fees	116,312	132,017	135,757
Ground handling services	95,805	106,135	140,374
Other, net	141,877	160,522	163,304

Total operating expenses	2,401,419	3,241,018	3,029,808

OPERATING INCOME	212,195	255,231	344,524

OTHER INCOME (EXPENSE):
Interest income	11,121	20,776	31,650
Interest expense	(86,330)	(106,064)	(126,320)
Impairment on marketable securities	(7,115)	—	—
Other	1,862	6,240	467

Total other expense, net	(80,462)	(79,048)	(94,203)
INCOME BEFORE INCOME TAXES	131,733	176,183	250,321
PROVISION FOR INCOME TAXES	48,075	63,254	91,129

NET INCOME	$83,658	$112,929	$159,192

BASIC EARNINGS PER SHARE	$1.50	$1.95	$2.54

DILUTED EARNINGS PER SHARE	$1.47	$1.93	$2.49

Weighted average common shares:
Basic	55,854	57,790	62,710
Diluted	56,814	58,633	64,044

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND

COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2006	70,753	$491,405	$720,784	(6,794)	$(32,551)	$(1,345)	$1,178,293
Comprehensive income:
Net income	—	—	159,192	—	—	—	159,192
Net unrealized appreciation on marketable securities net of tax of $304	—	—	—	—	—	475	475

Total comprehensive income							159,667
Exercise of common stock options	1,066	19,572	—	—	—	—	19,572
Sale of common stock under employee stock purchase plan	454	9,378	—	—	—	—	9,378
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	13,121	—	—	—	—	13,121
Tax benefit from exercise of common stock options	—	69	—	—	—	—	69
Treasury stock purchases	—	—	—	(5,000)	(125,991)	—	(125,991)
Cash dividends declared ($0.12 per share)	—	—	(8,102)	—	—	—	(8,102)

Balance at December 31, 2007	72,273	$533,545	$871,874	(11,794)	$(158,542)	$(870)	$1,246,007
Comprehensive income:
Net income	—	—	112,929	—	—	—	112,929
Net unrealized depreciation on marketable securities net of tax of $1,573	—	—	—	—	—	(2,566)	(2,566)

Total comprehensive income							110,363
Exercise of common stock options	439	6,135	—	—	—	—	6,135
Sale of common stock under employee stock purchase plan	808	11,227	—	—	—	—	11,227
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	11,489	—	—	—	—	11,489
Tax deficiency from exercise of common stock options	—	(1)	—	—	—	—	(1)
Treasury stock purchases	—	—	—	(5,357)	(102,632)	—	(102,632)
Cash dividends declared ($0.13 per share)	—	—	(7,067)	—	—	—	(7,067)

Balance at December 31, 2008	73,520	$562,395	$977,736	(17,151)	$(261,174)	$(3,436)	$1,275,521
Comprehensive income:
Net income	—	—	83,658	—	—	—	83,658
Proportionate share of other companies foreign currency translation adjustment, net of tax $596	—	—	—	—	—	972	972
Net unrealized appreciation on marketable securities net of tax of $2,158	—	—	—	—	—	3,774	3,774

Total comprehensive income							88,404
Exercise of common stock options and issuance of restricted stock	271	215	—	—	—	—	215
Sale of common stock under employee stock purchase plan	836	8,572	—	—	—	—	8,572
Stock based compensation expense related to the issuance of stock options	—	7,944	—	—	—	—	7,944
Tax deficiency from exercise of common stock options	—	(973)	—	—	—	—	(973)
Treasury stock purchases	—	—	—	(1,867)	(18,445)	—	(18,445)
Cash dividends declared ($0.16 per share)	—	—	(9,019)	—	—	—	(9,019)

Balance at December 31, 2009	74,627	$578,153	$1,052,375	(19,018)	$(279,619)	$1,310	$1,352,219

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$83,658	$112,929	$159,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221,548	220,195	208,944
Stock based compensation expense	7,944	11,489	13,121
Loss (gain) on sale of property and equipment	(77)	68	(467)
Undistributed earnings of other companies	(1,785)	—	—
Impairment on marketable securities	7,115	—	—
Net increase in deferred income taxes	59,350	55,541	106,112
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(2)	3,977	1,704
Decrease (increase) in receivables	(56,444)	25,758	(51,785)
Decrease (increase) in income tax receivable	2,260	8,246	(21,295)
Decrease (increase) in inventories	14,507	1,355	(20,578)
Decrease (increase) in other current assets and prepaid aircraft rents	10,608	4,437	(145)
Increase (decrease) in deferred aircraft credits	(3,658)	(5,140)	21,163
Increase (decrease) in accounts payable and accrued aircraft rents	46,908	(23,666)	(20,660)
Increase (decrease) in other current liabilities	(2,432)	354	710

NET CASH PROVIDED BY OPERATING ACTIVITIES	389,500	415,543	396,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(854,715)	(1,305,015)	(1,370,189)
Sales of marketable securities	772,616	1,254,574	1,067,815
Issuance of United Air Lines note receivable	(80,000)	—	—
Payments received on note receivable from United Air Lines	667	—	—
Proceeds from the sale of property and equipment	18,662	4,580	11,290
Acquisition of property and equipment:
Aircraft and rotable spare parts	(419,028)	(194,189)	(298,519)
Deposits on aircraft	—	—	(32,326)
Buildings and ground equipment	(2,556)	(37,627)	(37,547)
Increase in other assets	(25,458)	(6,559)	(2,783)

NET CASH USED IN INVESTING ACTIVITIES	(589,812)	(284,236)	(662,259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	300,716	80,361	177,792
Principal payments on long-term debt	(147,315)	(119,823)	(110,973)
Return of deposits on aircraft and rotable spare parts	16,143	3,458	11,697
Tax benefit from exercise of common stock options	—	9	177
Net proceeds from issuance of common stock	8,787	17,361	28,950
Purchase of treasury stock	(18,445)	(102,632)	(125,991)
Payment of cash dividends	(9,052)	(6,951)	(8,061)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	150,834	(128,217)	(26,409)

Increase (decrease) in cash and cash equivalents	(49,478)	3,090	(292,652)
Cash and cash equivalents at beginning of year	125,892	122,802	415,454

CASH AND CASH EQUIVALENTS AT END OF YEAR	$76,414	$125,892	$122,802

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$90,572	$111,717	$112,547
Income taxes	$2,896	$23,876	$1,420

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its wholly-owned subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and Atlantic Southeast Airlines, Inc. ("ASA"), operates the largest regional airline in the United States. As of December 31, 2009, SkyWest and ASA offered scheduled passenger and air freight service with approximately 2,300 total daily departures to 217 different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for approximately eight other airlines throughout its system. As of December 31, 2009, the Company operated a fleet of 449 aircraft consisting of 250 50-seat Bombardier CRJ200 Regional Jet aircraft ("CRJ200s") (81 assigned to United Air Lines, Inc. ("United"), 164 assigned to Delta Air Lines, Inc. ("Delta"), three assigned to Midwest Airlines, Inc. ("Midwest") and two assigned to AirTran, 117 70-seat Bombardier CRJ 700 Regional Jet aircraft ("CRJ700s") (66 assigned to United and 51 assigned to Delta), 31 70-90-seat Bombardier CRJ900 Regional Jet aircraft ("CRJ900") (all assigned to Delta) and 51 Embraer Brasilia EMB-120 turboprops ("Brasilia Turboprops") (39 assigned to United and 12 assigned to Delta) For the year ended December 31, 2009, approximately 55.8% of the Company's capacity was operated under the Delta code, approximately 42.4% was operated under the United code, approximately 1.7% was operated under the Midwest code and approximately 0.1% was operated under the AirTran code.

        SkyWest Airlines has been a partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In December 2007, SkyWest Airlines and Midwest entered into the Midwest Services Agreement. Effective January 1, 2010, SkyWest Airlines terminated its agreement with Midwest. In December 2009, SkyWest Airlines entered into a flying agreement with AirTran. SkyWest Airlines currently serves markets from AirTran's hub in Milwaukee. As of December 31, 2009, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, a Midwest Connect carrier and an AirTran carrier in Milwaukee operating more than 1,500 total daily flights.

        ASA has been a code-share partner with Delta in Atlanta since 1984. ASA expanded its operations as a Delta Connection carrier to also include Cincinnati and Salt Lake City in September 2002 and April 2003, respectively. As of December 31, 2009, ASA operated approximately 780 daily flights, all in the Delta Connection system.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its wholly-owned subsidiaries, SkyWest Airlines and ASA, with all inter-company transactions and balances having been eliminated.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2009, up until the issuance of the consolidated financial statements, which occurred on February 22, 2010.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $10.7 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2009 and 2008.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation or depreciation reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2009 and 2008 was as follows (in thousands):

	2009		2008
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$—	$—	$24,855	$22,790
Bond and bond funds	647,965	648,498	546,003	542,733
Asset backed securities	1,051	1,062	5,330	5,277

	649,016	649,560	576,188	570,800
Unrealized gain (loss)	544	—	(5,388)	—

Total	$649,560	$649,560	$570,800	$570,800

        Marketable securities had the following maturities as of December 31, 2009 (in thousands):

Maturities	Amount
Year 2010	$303,072
Years 2011 through 2014	76,685
Years 2015 through 2019	15,458
Thereafter	254,345

        The Company has classified $645.3 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $4.3 million of investments as non-current and has identified

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2009 (see Note 6).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2009 and 2008 was $6.6 million and $5.5 million, respectively. These allowances are based on management estimates, which are subject to change.

Property and Equipment

        Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Residual Value
Aircraft and rotable spares	10 - 18 years	0 - 30%
Ground equipment	5 - 10 years	0%
Office equipment	5 - 7 years	0%
Leasehold improvements	15 years or life of the lease	0%
Buildings	20 - 39.5 years	0%

Change in Accounting Estimates

        During the first quarter of 2009, the Company changed its estimate of depreciable lives on ground equipment from five to seven years to five to ten years and maintained the residual value of zero percent. The impact of this change increased the Company's pre-tax income for the year ended December, 31 2009 by $4.0 million ($.07 per share Basic EPS and Diluted EPS), respectively. The impact of this change, net of tax, increased the Company's net income for the year ended December 31, 2009 by $2.5 million ($.05 per share Basic EPS and $.04 per share Diluted EPS), respectively.

Impairment of Long Lived and Intangible Assets

        As of December 31, 2009, the Company had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2009, the Company had approximately $24.0 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

outstanding capital stock of ASA. The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of ASA. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2009 and 2008, the Company had $9.7 million and $7.5 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether the book value of its aircraft is impaired. Based on the results of the evaluations, the Company's management concluded no impairment was necessary as of December 31, 2009.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2009, 2008 and 2007, the Company capitalized interest costs of approximately $843,000, $1.4 million, and $0, respectively.

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

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United and AirTran, revenue is considered earned when the flight is completed. Revenue is recognized under the Company's pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

        The Delta Connection Agreements executed by SkyWest Airlines and ASA provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

occurrence of certain events. Delta's termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ASA Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and each 5th year thereafter. In the Delta Connection Agreements, the fixed-fee rates are specifically defined through 2009. The parties agreed that on or after a specified date in 2010 the parties would reset such rates to reflect SkyWest Airlines' actual costs in 2010 (with a similar process on each 5th year thereafter). In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

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

        SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta. In the event that the contractual rates under those agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period's approved rates, as adjusted to reflect any contract negotiations and our estimate of rates that will be implemented in accordance with revenue recognition guidelines. Among other provisions, those Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements Delta's letter also notified SkyWest Airlines and ASA of Delta's estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Connection Agreements. SkyWest Airlines and ASA and Delta have exchanged subsequent correspondence, and SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management's understanding of the applicable terms in the Delta Connection Agreements and management's best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the year ended December 31, 2009.

        The SkyWest Airlines and the ASA Delta Connection Agreements provides that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the 2nd lowest of all carriers within the Delta Connection Program.

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA (See Note 5 for additional details).

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

        On June 10, 2009, SkyWest Airlines and Midwest reached a mutual understanding to terminate the service SkyWest Airlines provided under the Midwest Services Agreement. As a result, SkyWest Airlines removed its remaining 12 CRJ200 regional jet aircraft from Midwest in stages through January 2010. Additionally, SkyWest Airlines agreed to cancel an unsecured note from Midwest in the amount of approximately $9.3 million in exchange for a $4.0 million payment from Midwest that was collected and recorded as revenue by SkyWest Airlines.

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009 and added three additional aircraft in January and February of 2010. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

        Under the Company's code-share agreements with Delta, United and Midwest, the Company earns revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2009, 2008 and 2007 were $490.1 million, $496.5 million and $516.9 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of income. Under the SkyWest Inc. Delta Connection Agreement and the SkyWest Airlines United Express Agreement, the Company receives a reimbursement for direct costs associated with placing each additional aircraft into service. The reimbursement is applicable to incremental costs specific to placing each additional aircraft into service. The Company recognizes the revenue associated with these reimbursement payments once the aircraft is placed into service.

        The Company's passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United or AirTran, contract modifications resulting from contract re-negotiations, the Company's ability to earn incentive payments contemplated under the Company's code-share agreements, settlement of reimbursement disputes with the Company's major partners and settlement of the Delta rates.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the years ended December 31, 2009, 2008 and 2007, 4,356,000, 3,665,000 and 529,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Numerator for earnings per share	$83,658	$112,929	$159,192
Denominator:
Denominator for basic earnings per-share weighted average shares	55,854	57,790	62,710
Dilution due to stock options and restricted stock	960	843	1,334

Denominator for diluted earnings per-share weighted average shares	56,814	58,633	64,044
Basic earnings per-share	$1.50	$1.95	$2.54
Diluted earnings per-share	$1.47	$1.93	$2.49

Comprehensive Income

        Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. Also, comprehensive income consisted of net income plus changes in unrealized appreciation on marketable securities and unrealized loss on foreign currency translation adjustment related to the Company's equity investment in Trip Linhas Aereas (see note 8), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net Income	$83,658	$112,929	$159,192
Proportionate share of other companies foreign currency translation adjustment, net of tax	972	—	—
Unrealized appreciation (depreciation) on marketable securities, net of tax	3,774	(2,566)	475

Comprehensive income	$88,404	$110,363	$159,667

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2009. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $2,095.6 million as of December 31, 2009, as compared to the carrying amount of $1,964.9 million as of December 31, 2009. The Company's fair value of long-term debt as of December 31, 2008 was $1,913.5 million as compared to the carrying amount of $1,811.5 million as of December 31, 2008.

Segment Reporting

        The accounting guidance requires disclosures related to components of a company for which separate financial information is available that is evaluated regularly by the Company's chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that the Company has only one reportable segment in accordance with accounting guidance because the Company's business consists of scheduled regional airline service.

New Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued ASC 810 (originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R). Among other items, ASC 810 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities. ASC 810 is effective for calendar year companies beginning on January 1, 2010. The Company does not believe the adoption of ASC 810 will have a significant impact on its financial position, results of operations, cash flows, or disclosures.

        On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables ("EITF 08-1"). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled Revenue Arrangements with Multiple Deliverables. EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

        The Company retrospectively adopted the provisions of ASC 260 Earnings per Share (formerly FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Transactions Are Participating Securities) on April 1, 2009. ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described. This provision of ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The adoption of this provision of ASC 260 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

(2) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2009 and 2008 (in thousands):

	December 31, 2009	December 31, 2008
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.46% to 3.51% through 2012 to 2020, secured by aircraft	$469,663	$529,625
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.73% to 7.52% through 2010 to 2021, secured by aircraft	557,293	594,999
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	231,002	248,731
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	67,963	74,455
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	611,829	325,834
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	23,939	25,857
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	3,200	5,936
Notes payable to a bank, due in monthly installments interest based on LIBOR, interest rate at 7.9% secured by building	—	6,051

Long-term debt	$1,964,889	$1,811,488

Less current maturities	(148,571)	(129,783)

Long-term debt, net of current maturities	$1,816,318	$1,681,705

        At December 31, 2009, the three-month and six-month LIBOR rates were 0.25% and 0.43%, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(2) Long-term Debt (Continued)

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2009 were as follows (in thousands):

2010	$148,571
2011	152,747
2012	199,446
2013	153,117
2014	158,750
Thereafter	1,152,258

$1,964,889

        As of December 31, 2009 and 2008, SkyWest Airlines had a $25 million line of credit. As of December 31, 2009 and 2008, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2010 and has a fixed interest rate of 4.96%.

        As of December 31, 2009, the Company had $49.7 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        During 2009, the Company issued $300.7 million of long-term debt related to the purchase of 14 new CRJ 700s and one CRJ900.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2009, the Company was in compliance with all debt covenants. Management believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet the present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

(3) Note Receivable

        On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan is secured by certain ground equipment and certain airport slot rights held by United. As of December 31, 2009, the Company has classified $71.3 million as non-current and has identified the note receivable as "Other assets" in its Consolidated Balance Sheet. The Company has also classified $8.0 million as current and has identified the note receivable as "Receivables, net" in its Consolidated Balance Sheet.

        SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement for a maximum period of 30 days. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. As of December 31, 2009, $49 million was deferred for 30 days. United's right to defer such payments continues through October 16, 2019 subject to certain conditions. As of December 31, 2009, the Company has classified $49.0 million as current and has identified the deferred amount as "Receivables, net" in its Consolidated Balance Sheet.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(4) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2009	2008	2007
Current tax provision (benefit):
Federal	$(11,309)	$5,360	$(14,355)
State	110	(85)	(736)

	(11,199)	5,275	(15,091)

Deferred tax provision:
Federal	54,942	53,748	99,026
State	4,332	4,231	7,194

	59,274	57,979	106,220

Provision for income taxes	$48,075	$63,254	$91,129

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2009	2008	2007
Computed "expected" provision for income taxes at the statutory rates	$45,884	$60,324	$87,612
Increase (decrease) in income taxes resulting from:
State income taxes, net of Federal income tax benefit	3,741	5,032	6,268
Other, net	(1,550)	(2,102)	(2,751)

Provision for income taxes	$48,075	$63,254	$91,129

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(4) Income Taxes (Continued)

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2009	2008
Deferred tax assets:
Accrued benefits	$22,729	$22,423
Net operating loss carryforward	39,368	23,300
AMT credit carryforward	23,379	30,180
Deferred aircraft credits	38,283	46,831
Accrued reserves and other	14,881	14,463

Total deferred tax assets	138,640	137,197

Deferred tax liabilities:
Accelerated depreciation	(629,586)	(568,217)
Maintenance and other	(397)	—

Total deferred tax liabilities	(629,983)	(568,217)

Net deferred tax liability	$(491,343)	$(431,020)

        The Company's deferred tax liabilities were primarily generated through accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with the Job Creation and Worker Assistance Act of 2002.

        At December 31, 2009, the Company had federal net operating losses of approximately $82.1 million and state net operating losses of approximately $408.1 million which will start to expire in 2026 and 2010 respectively. As of December 31, 2009, the Company also had an alternative minimum tax credit of approximately $23.4 million which does not expire.

(5) Commitments and Contingencies

Lease Obligations

        The Company leases 284 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(5) Commitments and Contingencies (Continued)

minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2009 (in thousands):

Year ending December 31,
2010	$329,512
2011	320,526
2012	320,998
2013	313,418
2014	302,013
Thereafter	1,306,566

$2,893,033

        The majority of the Company's leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not considered at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying the accounting guidance. Management believes that the Company's maximum exposure under these leases is the remaining lease payments.

        Total rental expense for non-cancelable aircraft operating leases was approximately $300.8 million, $295.8 million and $294.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. The minimum rental expense for airport station rents was approximately $47.7 million, $59.4 million and $61.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Purchase Commitments and Options

        On October 12, 2007, the Company announced SkyWest Airlines' plans to acquire 22 additional regional jet aircraft through 2010, 18 of which SkyWest Airlines has begun operating under its United Express Agreement as part of an aircraft transition plan, allowing United to remove 23 30-seat Brasilia turboprops from the contract reimbursement model contemplated by the United Express Agreement

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(5) Commitments and Contingencies (Continued)

and add 66-seat regional jet aircraft for United Express flying. Additionally, SkyWest Airlines exchanged four CRJ200s for four CRJ900s in its Delta Connection operations. These four 50-seat CRJ200s were placed into service under other capacity purchase agreements. In November 2007, SkyWest Airlines placed a firm order with Bombardier for the 22 new aircraft. As of December 31, 2009, SkyWest Airlines had taken delivery of four CRJ900s and 14 CRJ700s pursuant to that order. SkyWest Airlines is scheduled to take delivery of the remaining four aircraft during the first quarter of 2010.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $98.0 million through the first quarter of 2010. Additionally, SkyWest Airlines' agreement with Bombardier includes options for another 22 aircraft that can be delivered in either 70 or 90-seat configurations. Delivery dates for these aircraft remain subject to final determination as the Company agrees upon with the Company's major partners.

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2009, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

ASA and SkyWest Airlines v. Delta

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of December 31, 2009, the Company had recognized a cumulative total of $32.4 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta's Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

        On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the "Motion to Dismiss"). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(5) Commitments and Contingencies (Continued)

alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The Court's ruling affects the current posture of the case, but does not preclude pursuit of the claim for breach of contract or the claim for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of all amounts withheld by Delta.

        On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those claims, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on all of SkyWest's Airlines' and ASA's claims and defenses is in process. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserts that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta's memorandum in support of its motion. SkyWest Airlines and ASA filed an opposition to the motion on October 9, 2009. On January 22, 2010, the Court granted Delta's motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and ASA have filed an application seeking interlocutory appeal of the Court's order and continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court's ruling on the Motion to Dismiss, and their defenses to Delta's counterclaims.

        For financial reporting purposes the Company accrues an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company had not recorded a loss related to the preceding dispute as of December 31, 2009.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $47,000 as of December 31, 2009 and 2008. For the years ended December 31, 2009, 2008 and 2007, the Company's contractual relationships with Delta and United combined accounted for approximately 97.3%, 94.1% and 93.3%, respectively of the Company's total revenues.

Employees

        As of December 31, 2009 the Company and SkyWest Airlines collectively employed 8,654 full-time equivalent employees consisting of 4,232 pilots and flight attendants, 2,833 customer service personnel, 1,106 mechanics and other maintenance personnel, and 483 administration and support personnel. None of these employees are currently represented by a union. The Company is aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and the Company anticipates that such efforts will continue in the future.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(5) Commitments and Contingencies (Continued)

        As of December 31, 2009, ASA employed approximately 3,604 full-time equivalent employees consisting of 2,227 pilots and flight attendants, 240 customer service personnel, 901 mechanics and other maintenance personnel, and 236 administration and support personnel. Three of ASA's employee groups are represented by unions. ASA's pilots are represented by the Air Line Pilots Association International ("ALPA"), ASA's flight attendants are represented by the Association of Flight Attendants—CWA, and ASA's flight controllers are represented by the Professional Airline Flight Control Association. ASA's collective bargaining agreement with its pilots will become amendable on November 20, 2010. ASA's collective bargaining agreement with its flight attendants will become amendable in July 20, 2011.The collective bargaining agreements between ASA and its flight controllers became amendable in April 2006 and ASA is currently engaged in negotiations with its flight controllers.

(6) Fair Value Measurements

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

        As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2009. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        As of December 31, 2009, the Company owned $4.3 million of auction rate security instruments. The auction rate security instruments held by the Company at December 31, 2009 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as "Other assets" in its Consolidated Balance Sheet as of December 31, 2009. The Company has classified these securities as non current due to the Company's belief that the market for these securities may take in excess of twelve months to fully recover. As of December 31, 2009, the Company continued to record interest on

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(6) Fair Value Measurements (Continued)

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

        As of December 31, 2009, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents and Restricted Cash	$87,144	$87,144	$—	$—
Marketable Securities	645,301	—	645,301	—
Other Assets	4,259	—	—	4,259

Total Assets Measured at Fair Value	$736,704	$87,144	$645,301	$4,259

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing consolidated financial statements, these securities were categorized as Level 3 securities.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2009 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities
Balance at January 1, 2009	$4,686
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(427)
Transferred out	—
Settlements	—

Balance at December 31, 2009	$4,259

(7) Investment Securities

        The Company reviews investment securities on an ongoing basis for the presence of other-than-temporary-impairment ("OTTI") with formal reviews performed quarterly. OTTI losses on individual equity investment securities are recognized as a realized loss through earnings when fair value is significantly below cost, the decline in fair value has existed for an extended period of time,

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(7) Investment Securities (Continued)

and recovery is not expected in the near term. OTTI losses on individual perpetual preferred securities are recognized as a realized loss through earnings when a decline in the cash flows has occurred or the rating of the security has been downgraded below investment grade.

        This accounting guidance requires the Company to take into consideration current market conditions, fair value in relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, volatility of earnings, current analysts' evaluations, all available information relevant to the securities, the Company's ability and intent to hold investments until a recovery of fair value, which may be maturity, and other factors when evaluating for the existence of OTTI in the Company's securities portfolio.

        As a result of an ongoing valuation review of the Company's marketable securities portfolio, the Company recognized a pre-tax charge of approximately $7.1 million during the year ended December 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

(8) Investment in Other Companies

        On September 4, 2008, the Company announced its intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2009, the Company's investment balance was $23.4 million for a 16.4% interest in Trip, which is recorded as an "Other asset" on the Company's consolidated balance sheet. If Trip meets or exceeds certain financial targets, the Company is scheduled to make another $10 million investment on March 1, 2010. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip's earnings on a one-quarter lag. The Company's allocated portion of Trip's earnings during the year ended December 31, 2009 was $1.8 million.

(9) Capital Transactions

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series without shareholder approval. No shares of preferred stock are presently outstanding. The Company's Board of Directors is authorized, without any further action by the shareholders of the Company, to (i) divide the preferred stock into series; (ii) designate each such series; (iii) fix and determine dividend rights; (iv) determine the price, terms and conditions on which shares of preferred stock may be redeemed; (v) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation; (vi) determine any sinking fund provisions; and (vii) establish any conversion privileges.

Stock Compensation

        Effective January 1, 2001, the Company adopted two stock option plans: the Executive Stock Incentive Plan (the "Executive Plan") and the 2001 Allshare Stock Option Plan (the "Allshare Plan"). These plans replaced the Company's Combined Incentive and Non-Statutory Stock Option Plans (the "Prior Plans"). There are no additional shares of common stock available for issuance under these plans. However, as of December 31, 2009, options to purchase approximately 360,000 shares of the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(9) Capital Transactions (Continued)

Company's common stock remained outstanding under the Prior Plans and 3,025,949 shares of the Company's common stock remained outstanding under the Executive Plan and the Allshare Plan.

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

        The fair value of stock options has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2009, the Company granted 457,397 stock options to employees under the 2006 Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Expected annual dividend rate	1.05%	0.47%	0.45%
Risk-free interest rate	1.67%	2.39%	4.77%
Average expected life (years)	4.6	4.3	4.5
Expected volatility of common stock	0.351	0.264	0.272
Forfeiture rate	1.0%	4.4%	4.7%
Weighted average fair value of option grants	$4.42	$6.32	$8.06

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2009, the Company granted 201,204 shares of restricted stock to the Company's employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2009 was $15.24 per share. Additionally, the Company granted 26,247 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(9) Capital Transactions (Continued)

$15.24. The following table summarizes the restricted stock activity as of December 31, 2009, 2008 and 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2006	312,751	$23.80
Granted	311,211	26.84
Vested	(1,579)	24.07
Cancelled	(87,948)	25.30

Non-vested shares outstanding at December 31, 2007	534,435	$25.35
Granted	296,245	25.77
Vested	(5,848)	24.79
Cancelled	(69,705)	25.60

Non-vested shares outstanding at December 31, 2008	755,127	$25.50
Granted	227,451	15.24
Vested	(260,575)	22.94
Cancelled	(35,417)	24.10

Non-vested shares outstanding at December 31, 2009	686,586	$23.13

        During the year ended December 31, 2009, 2008 and 2007, the Company recorded equity-based compensation expense of $7.9 million, $11.5 million and $13.1 million, respectively.

        As of December 31, 2009, the Company had $6.6 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.6 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(9) Capital Transactions (Continued)

following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2009, 2008 and 2007:

	2009				2008		2007
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,470,734	$20.90	4.4 years	$—	4,681,915	$20.01	5,504,572	$19.36
Granted	457,397	15.24			357,716	25.70	382,467	26.87
Exercised	(13,011)	14.64			(420,670)	14.27	(1,048,072)	18.67
Cancelled	(174,425)	19.66			(148,227)	23.38	(157,052)	22.51

Outstanding at end of year	4,740,695	20.37	3.8 years	—	4,470,734	20.90	4,681,915	20.01

Exercisable at December 31, 2009	3,652,528	20.00	3.3 years	—	3,550,283	19.71
Exercisable at December 31, 2008	3,550,283	19.71	4.2 years	—	2,518,685	20.35

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2009, 2008 and 2007 was $38,000, $2.4 million and $8.7 million, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	920,451	$7.02
Granted	457,397	4.42
Vested	(274,906)	6.80
Cancelled	(14,775)	7.08

Non-vested shares at end of year	1,088,167	$5.98

        The following table summarizes information about the Company's stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	754,995	4.9 years	$13.43	296,294	$10.64
$16 to $21	2,139,786	4.0 years	18.10	2,134,810	18.09
$22 to $28	1,845,914	2.9 years	25.83	1,221,424	25.60

$10 to $28	4,740,695	3.8 years	20.37	3,652,528	20.00

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(9) Capital Transactions (Continued)

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

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $11.8 million, $9.3 million and $9.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

ASA Retirement Plan

        ASA sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "ASA Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the ASA Plan. Employees may elect to make contributions to the ASA Plan however, ASA limits the amount of company match at 6% of each participant's total compensation, except for those with 10 or more years of service whose company match is limited to 8% of total compensation. Additionally, ASA matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. ASA's contribution to the ASA Plan was $4.7 million, $4.6 million and $4.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

Employee Stock Purchase Plans

        In May 2009, the Company's Board of Directors approved the SkyWest, Inc. 2009 Employee Stock Purchase Plan (the "2009 Stock Purchase Plan"). All employees who have completed 90 days of employment with the Company or one of its subsidiaries are eligible to participate, except employees who own five percent or more of the Company's common stock. The 2009 Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a 5% discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a 5% discount based on the end of the period price. Employees can terminate their participation in the 2009 Stock Purchase Plan at anytime upon written notice.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(10) Retirement Plans and Employee Stock Purchase Plans (Continued)

        In February 1996, the Company's Board of Directors approved the SkyWest, Inc. 1995 Employee Stock Purchase Plan (the "1995 Stock Purchase Plan"). The 1995 Stock Purchase Plan enabled employees to purchase shares of the Company's common stock at a 15% discount, through payroll deductions. There are no additional shares of common stock available for issuance under this plan.

        The following table summarizes purchases made under the 2009 and 1995 Employee Stock Purchase Plans:

	Year Ended December 31,
	2009	2008	2007
Number of share purchased	835,469	807,797	454,162
Average price of shares purchased	$10.26	$13.90	$20.65

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the year ended December 31, 2009. The 1995 Stock Purchase Plan was a compensatory plan under the accounting guidance because the shares were purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. During the years ended December 31, 2008 and 2007, the Company recorded compensation expense of $3.0 million and $2.8 million related to 1995 Stock Purchase Plan, respectively. The fair value of the shares purchased under the Stock Purchase Plan was determined using the Black-Scholes option pricing model with the following assumptions:

	2008	2007
Expected annual dividend rate	0.80%	0.47%
Risk-free interest rate	2.51%	5.07%
Average expected life (months)	6	6
Expected volatility of common stock	0.264	0.272

(11) Stock Repurchase

        The Company's Board of Directors authorized the repurchase of up to 15,000,000 shares of the Company's common stock in the public market. During the years ended December 31, 2009 and 2008, the Company repurchased 1.9 and 5.4 million shares of common stock for approximately $18.4 million and $102.6 million at a weighted average price per share of $9.88 and $19.16, respectively.

(12) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 2) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and five Brasilia turboprop aircraft operated by the Company. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2009 and 2008 was $22.1 million and $11.7 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009

(13) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2009 and 2008 is as follows (in thousands, except per share data):

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$672,642	$698,823	$637,748	$604,401	$2,613,614
Operating income (000)	40,824	59,769	63,253	48,349	212,195
Net income (000)	9,372	26,219	28,566	19,501	83,658
Net income per common share:
Basic	$0.17	$0.47	$0.51	$0.35	$1.50
Diluted	0.16	0.46	0.50	0.34	1.47
Weighted average common shares:
Basic:	56,546	55,657	55,605	55,606	55,854
Diluted:	57,427	56,558	56,652	56,621	56,814

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$868,023	$950,820	$934,112	$743,294	$3,496,249
Operating income (000)	68,222	72,951	60,259	53,799	255,231
Net income (000)	29,140	36,434	26,156	21,199	112,929
Net income per common share:
Basic	$0.49	$0.63	$0.46	$0.37	$1.95
Diluted	0.47	0.63	0.45	0.37	1.93
Weighted average common shares:
Basic:	60,013	57,377	57,027	56,744	57,790
Diluted:	61,351	58,009	57,682	57,488	58,633

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

        Our management assessed the effectiveness our internal control over financial reporting as of December 31, 2009. Our management's assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Our management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, our management determined that, as of December 31, 2009, we maintained effective internal control over financial reporting. Ernst & Young LLP, the independent registered public accounting firm who audited our consolidated financial statements included in this Report, has issued a report on our internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009 of SkyWest, Inc. and subsidiaries and our report dated February 22, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 22, 2010

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2010 Annual Meeting of Shareholders scheduled for May 4, 2010. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2009, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2009 and 2008, Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007, Consolidated Statements of Cash Flows for the year ended December 31, 2009, 2008 and 2007, Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(2)
4.1	Specimen of Common Stock Certificate	(3)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.3	United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(6)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(7)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)
10.6(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(5)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(9)
10.8	SkyWest Inc. 2007 Employee Stock Purchase Plan	(10)
10.8(a)	First Amendment to SkyWest, Inc. 2007 Employee Stock Purchase Plan	(13)
10.9	SkyWest Inc. Executive Stock Incentive Plan	(11)
10.10	SkyWest Inc. Allshare Stock Option Plan	(11)
10.11	Airline Services Agreement dated December 20, 2007 by and between SkyWest Airlines, Inc. and Midwest Airlines, Inc	(12)
10.12	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2009	(13)
10.12(a)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(13)
10.13	SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)
10.13(a)	First Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)
10.13(b)	Second Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)
10.14	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(13)
21.1	Subsidiaries of the Registrant	(1)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(2)
Incorporated by reference to a Registration Statement on Form S-3, File No. 33-74290

(3)
Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

(4)
Incorporated by reference to Registrant's Form 8-K/A filed on February 12, 2007

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

(10)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(11)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(12)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 28, 2008.

(13)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 23, 2009.

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 22, 2010 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 22, 2010

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2009:
Allowance for inventory obsolescence	$5,533	$1,082	—	$6,615
Allowance for doubtful accounts receivable	47	—	—	47

	$5,580	$1,082	—	$6,662

Year Ended December 31, 2008:
Allowance for inventory obsolescence	$4,681	$852	—	$5,533
Allowance for doubtful accounts receivable	47	—	—	47

	$4,728	$852	—	$5,580

Year Ended December 31, 2007:
Allowance for inventory obsolescence	$3,605	$1,076	—	$4,681
Allowance for doubtful accounts receivable	47	—	—	47

	$3,652	$1,076	—	$4,728

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2009, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2010.

SKYWEST, INC.
By:	/s/ BRADFORD R. RICH Bradford R. Rich Executive Vice President and Chief Financial Officer

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer	February 22, 2010
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President and Chief Financial Officer	February 22, 2010
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 22, 2010
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 22, 2010
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 22, 2010
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 22, 2010
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 22, 2010
/s/ HENRY J. EYRING Henry J. Eyring	Director	February 22, 2010
/s/ JAMES L. WELCH James L. Welch	Director	February 22, 2010
/s/ MICHAEL K. YOUNG Michael K. Young	Director	February 22, 2010