Form 10-Q
period 2010-03-31
SKYWEST INC
filed 2010-05-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2010
Common stock, no par value	55,936,136

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$64,441	$76,414
Marketable securities	654,511	645,301
Restricted cash	10,730	10,730
Income tax receivable	12,531	12,608
Receivables, net	104,756	111,902
Inventories, net	90,469	89,876
Prepaid aircraft rents	282,960	237,350
Deferred tax assets	44,504	45,197
Other current assets	15,885	24,721
Total current assets	1,280,787	1,254,099

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,711,730	3,612,658
Deposits on aircraft	—	4,247
Buildings and ground equipment	241,948	240,438
	3,953,678	3,857,343
Less-accumulated depreciation and amortization	(1,027,293)	(977,637)
Total property and equipment, net	2,926,385	2,879,706

OTHER ASSETS
Intangible assets, net	23,434	23,997
Other assets	168,403	153,000
Total other assets	191,837	176,997
Total assets	$4,399,009	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$153,565	$148,571
Accounts payable	175,529	165,825
Accrued salaries, wages and benefits	66,861	67,377
Accrued aircraft rents	8,065	17,661
Taxes other than income taxes	21,015	17,476
Other current liabilities	39,450	32,925
Total current liabilities	464,485	449,835

OTHER LONG-TERM LIABILITIES	39,779	38,540

LONG-TERM DEBT, net of current maturities	1,865,898	1,816,318

DEFERRED INCOME TAXES PAYABLE	546,645	536,540

DEFERRED AIRCRAFT CREDITS	114,996	117,350

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,034,096 and 74,626,660 shares issued, respectively	581,503	578,153
Retained earnings	1,065,134	1,052,375
Treasury stock, at cost, 19,100,933 and 19,017,645 shares, respectively	(280,793)	(279,619)
Accumulated other comprehensive income	1,362	1,310
Total stockholders’ equity	1,367,206	1,352,219
Total liabilities and stockholders’ equity	$4,399,009	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
OPERATING REVENUES:
Passenger	$623,112	$664,883
Ground handling and other	9,131	7,759
Total operating revenues	632,243	672,642
OPERATING EXPENSES:
Aircraft fuel	73,514	140,629
Salaries, wages and benefits	178,563	176,872
Aircraft maintenance, materials and repairs	106,755	92,158
Aircraft rentals	76,459	72,782
Depreciation and amortization	58,146	54,584
Station rentals and landing fees	28,885	32,874
Ground handling services	29,444	25,448
Other, net	38,056	36,471
Total operating expenses	589,822	631,818
OPERATING INCOME	42,421	40,824
OTHER INCOME (EXPENSE):
Interest income	3,970	2,722
Interest expense	(21,585)	(22,951)
Impairment of marketable securities	—	(7,115)
Other	(255)	(319)
Total other expense, net	(17,870)	(27,663)
INCOME BEFORE INCOME TAXES	24,551	13,161
PROVISION FOR INCOME TAXES	9,537	3,789
NET INCOME	$15,014	$9,372
BASIC EARNINGS PER SHARE	$0.27	$0.17
DILUTED EARNINGS PER SHARE	$0.26	$0.16
Weighted average common shares:
Basic	55,855	56,546
Diluted	56,864	57,427

Dividends declared per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,461	$67,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(117,311)	(130,781)
Sales of marketable securities	107,910	145,555
Proceeds from the sale of equipment	75	16,142
Payments received on note receivable from United Air Lines	2,001	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(106,158)	(40,715)
Buildings and ground equipment	(1,758)	(470)
Increase in other assets	(17,051)	(23,242)

NET CASH USED IN INVESTING ACTIVITIES	(132,292)	(33,511)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	81,698	20,986
Principal payments on long-term debt	(27,124)	(35,482)
Return of deposits on aircraft and rotable spare parts	4,247	1,078
Net proceeds from issuance of common stock	2,466	5,905
Purchase of treasury stock	(1,174)	(12,602)
Payment of cash dividends	(2,255)	(2,284)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	57,858	(22,399)

Increase (decrease) in cash and cash equivalents	(11,973)	11,434
Cash and cash equivalents at beginning of period	76,414	125,892

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$64,441	$137,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$15,558	$17,396
Income taxes	$180	$110

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the condensed consolidated financial statements, which occurred on May 7, 2010.

Note B — New Accounting Pronouncements

On September 23, 2009, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force Issue No. 08-1, Revenue Arrangements with Multiple Deliverables (“EITF 08-1”). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled Revenue Arrangements with Multiple Deliverables. EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. The Company is currently evaluating the impact of EITF 08-1 on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to ASC Topic 820, Fair Value Measurements and Disclosures.  This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.   ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company has adopted this ASU in full with respect to the interim period ended March 31, 2010.  See Note I to these condensed consolidated financial statements, set forth below.

Note C — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) and AirTran Airways, Inc. (“AirTran”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

SkyWest Airlines and ASA have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ASA provide contract flight services for Delta.  The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ASA, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ASA from performance for certain periods, and (iii) the right to terminate each of the Delta Connection

Agreements if SkyWest Airlines or ASA fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ASA Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and each 5th year thereafter. In the Delta Connection Agreements, the fixed-fee rates are specifically defined through 2009. The parties agreed that on or after a specified date in 2010 the parties would reset such rates to reflect SkyWest Airlines’ actual costs in 2010 (with a similar process on each 5th year thereafter). In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ASA have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ASA also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the ASA Delta Connection Agreement, Delta has agreed to compensate ASA for its direct costs associated with operating the Delta Connection flights, plus, if ASA completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ASA’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the ASA Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. Among other provisions, the Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta’s letters also notified SkyWest Airlines and ASA of Delta’s estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and ASA, on one hand, and Delta, on the other hand, have exchanged subsequent correspondence, and SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management’s understanding of the applicable terms in the Delta Connection Agreements and management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three months ended March 31, 2010.

The SkyWest Airlines and the ASA Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA (See Note K for additional details).

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

On February 10, 2010, ASA and United entered into a United Express Agreement, pursuant to which ASA agreed to operate 14 Bombardier CRJ200 (“CRJ200”) regional jet aircraft  as a United Express carrier.  On February 11, 2010, ASA began operating as a United Express carrier, and the Company anticipates that the 14 United Express regional jets to be flown by ASA will be in operation by May of 2010.  The ASA United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operates five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009, two aircraft in January 2010 and one aircraft in February 2010. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or AirTran, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements, settlement of reimbursement disputes with the Company’s major partners and settlement of the Delta rates.

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the three months ended March 31, 2010 the Company granted options to purchase 320,458 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2010.

Expected annual dividend rate	1.10%
Risk-free interest rate	1.88%
Average expected life (years)	4.6
Expected volatility of common stock	.402
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.78

During the three months ended March 31, 2010, the Company granted 220,779 restricted stock units to the Company’s employees under the 2006 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the three months ended March 31, 2010, the Company granted 27,605 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $14.49 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2010 and 2009, the Company recorded pre-tax share-based compensation expense of $2.0 million and $2.6 million, respectively.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2010 and 2009 options to acquire 4,401,000 and 4,569,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2010	2009
Numerator
Net Income	$15,014	$9,372

Denominator
Weighted average number of common shares outstanding	55,855	56,546
Effect of outstanding share-based compensation	1,009	881
Weighted average number of shares for diluted net income per common share	56,864	57,427

Basic earnings per share	$0.27	$0.17
Diluted earnings per share	$0.26	$0.16

Note F — Comprehensive Income

Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with shareholders. Also, comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company’s equity investment in Trip Linhas Aereas (“Trip”), net of tax, for the periods indicated (in thousands):

	Three months ended March 31,
	2010	2009

Net Income	$15,014	$9,372
Proportionate share of other companies foreign currency translation adjustment, net of tax	267	(180)
Unrealized appreciation (depreciation) on marketable securities, net of tax	(214)	4,219

Comprehensive income	$15,067	$13,411

Note G — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	March 31, 2010	December 31, 2009
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.43% to 3.81% through 2012 to 2020, secured by aircraft	$462,562	$469,663
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.43% to 7.52% through 2021, secured by aircraft	549,920	557,293
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	226,755	231,002
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	66,018	67,963
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2020, secured by aircraft	687,905	611,829
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	23,449	23,939
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	2,854	3,200
Long-term debt	$2,019,463	$1,964,889

Less current maturities	(153,565)	(148,571)

Long-term debt, net of current maturities	$1,865,898	$1,816,318

At March 31, 2010, the three-month and six-month LIBOR rates were 0.29% and 0.44%, respectively.   At December 31, 2009, the three-month and six-month LIBOR rates were 0.25% and 0.43%, respectively.

As of March 31, 2010, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility is scheduled to expire on March 31, 2011 and has a rate of 4.50%.

During the three months ended March 31, 2010, the Company issued $81.7 million of long-term debt related to the purchase of four new CRJ700s.

Note H — Commitments and Contingencies

The Company leases 282 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2010 (in thousands):

April through December 2010	$191,653
2011	328,539
2012	323,948
2013	313,418
2014	302,012
Thereafter	1,306,568
$2,766,138

Note I — Fair Value Measurements

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

As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of March 31, 2010, the Company owned $4.2 million of auction rate security instruments. The auction rate security instruments held by the Company at March 31, 2010 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its Consolidated Balance Sheet as of March 31, 2010. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of March 31, 2010, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of March 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$653,523	$—	$653,523	$—
Asset backed securities	988	—	988	—
	654,511	—	654,511	—

Cash, Cash Equivalents and Restricted Cash	75,171	75,171	—	—
Other Assets (a)	4,248	—	—	4,248
Total Assets Measured at Fair Value	$733,930	$75,171	$654,511	$4,248

(a)          Auction rate securities included in “Other assets” in the unaudited Condensed Consolidated Balance Sheet

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three months ended March 31, 2010.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2010	$4,259
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(11)
Transferred out	—
Settlements	—
Balance at March 31, 2010	$4,248

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,088.1 million as of March 31, 2010, as compared to the carrying amount of $2,019.5 million as of March 31, 2010.

Note J — Investment in Other Companies

During the three months ended March 31, 2010, the Company invested an additional $10 million in Trip. As of March 31, 2010, the Company’s investment balance in Trip was $33.5 million which represents a 20% ownership interest and is recorded as an “Other asset” on the Company’s consolidated balance sheet. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip’s earnings on a one-quarter lag. The Company’s portion of Trip’s loss for the three months ended March 31, 2010 was $280,000.

Note K — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2010, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position taken by the Company, the Company’s financial results would be negatively impacted.

ASA and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of March 31, 2010, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed

On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those claims, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on SkyWest Airlines’ and ASA’s claims and defenses has not yet been completed. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserted that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion. SkyWest Airlines and ASA opposed the motion.  On January 22, 2010, the Court granted Delta’s motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.  The Court’s rulings affect the current posture of the case, but do not preclude pursuit of the claims for breach of contract or for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of the majority of the amounts withheld by Delta.

For financial reporting purposes the Company accrues an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company had not recorded a loss related to the preceding dispute as of March 31, 2010.

ITEM 2:               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2010 and 2009. Also discussed is our financial position as of March 31, 2010 and December 31, 2009. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2010, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“ASA”), we operate the largest regional airline in the United States. As of March 31, 2010, SkyWest Airlines and ASA offered scheduled passenger and air freight service with more than 2,600 total daily departures to 226 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of March 31, 2010, we provided ground handling services for approximately 11 other airlines throughout our system. As of March 31, 2010, we operated a combined fleet of 454 aircraft consisting of 252 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (91 assigned to United Air Lines, Inc. (“United”), 156 assigned to Delta Air Lines, Inc. (“Delta”) and  five assigned to Air Tran Airways, Inc. (“AirTran”)) 121 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (70 assigned to United and 51 assigned to Delta), 31 CRJ900s (all assigned to Delta) and 50 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (39 assigned to United and 11 assigned to Delta). We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended March 31, 2010, approximately 50.7% of our aggregate capacity was operated under the Delta code, approximately 48.5% was operated under the United code and approximately 0.8% under the AirTran code.

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

As of March 31, 2010, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,700 total daily flights.

ASA has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of March 31, 2010, ASA operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington Dulles, operating approximately 900 daily flights.

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

On February 10, 2010, ASA and United entered into a United Express Agreement, pursuant to which ASA has agreed to operate 14 CRJ200 aircraft as a United Express carrier. On February 11, 2010, ASA began operating as a United Express carrier, and we anticipate that the 14 United Express regional jets to be flown by ASA will all be in operation by May of 2010. The ASA United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2010, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended March 31, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 26% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 74% flown under pro-rate arrangements. For the three months ended March 31, 2010, approximately 89% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 11% flown under pro-rate arrangements. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate five CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service with two aircraft in December 2009, two additional aircraft in January 2010 and one aircraft in February 2010.

First Quarter Summary

We had revenues of $632.2 million for the three months ended March 31, 2010, a 6.0% decrease, compared to revenues of $672.6 million for the three months ended March 31, 2009. We had net income of $15.0 million, or $0.26 per diluted share, for the three months ended March 31, 2010, an increase of 60.2%, compared to $9.4 million of net income, or $0.16 per diluted share, for the three months ended March 31, 2009.

The significant items affecting our financial performance during the three months ended March 31, 2010 are outlined below:

Our maintenance costs increased $14.6 million, or 15.8%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase was primarily related to the timing of engine overhaul events. During the three months ended March 31, 2010, our CRJ200 engine expense under our United Express Agreements increased $11.6 million compared to the three months ended March 31, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the number of scheduled engine maintenance events experienced during the three months ended March 31, 2010 will likely continue each quarter through the first quarter of 2012.

On October 23, 2009, Delta sent letters to SkyWest Airlines and ASA requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements, and notifying SkyWest Airlines and ASA of Delta’s estimate of the average rates to be applied under the agreements. On October 28, 2009, SkyWest Airlines and ASA notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and ASA continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and ASA have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, we have evaluated the dispute for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management’s understanding of the applicable terms in the Delta Connection Agreements and management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three months ended March 31, 2010.

Total available seat miles (“ASMs”) for the three months ended March 31, 2010 increased 9.9%, compared to the three months ended March 31, 2009, primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s and ASA taking delivery of ten CRJ900s since January 1, 2009. During the three months ended March 31, 2010, we generated 5.6 billion ASMs, compared to 5.1 billion ASMs during the three months ended March 31, 2009.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2009, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Three Months Ended March 31, 2010 and 2009

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2010		2009		% Change
Revenue passenger miles (000)	4,348,176		3,849,527		13.0
Available seat miles (“ASMs”) (000)	5,640,970		5,134,723		9.9
Block hours	344,153		324,797		6.0
Departures	222,240		205,880		7.9
Passengers carried	8,717,803		7,633,909		14.2
Passenger load factor	77.1%		75.0%		2.1	Pts
Revenue per available seat mile	11.2	¢	13.1	¢	(14.5)
Cost per available seat mile	10.8	¢	12.8	¢	(15.6)
Cost per available seat mile excluding fuel	9.5	¢	10.1		(5.9)
Fuel cost per available seat mile	1.3	¢	2.7	¢	(51.9)
Average passenger trip length (miles)	499		504		(1.0)

Revenues.  Operating revenues decreased $40.4 million, or 6.0%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2010	2009	$ Change	% Change
Passenger revenues	$623,112	$664,883	$(41,771)	(6.3)%
Less: Fuel reimbursement from major partners	55,155	136,552	(81,397)	(59.6)%
Less: Engine overhaul reimbursement from major partners	25,737	16,444	9,293	56.5%
Passenger revenue excluding fuel and engine overhauls reimbursements	$542,220	$511,887	$30,333	5.9%

Passenger revenues.  Passenger revenues decreased $41.8 million, or 6.3%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $81.4 million or 59.6%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $30.3 million, or 5.9%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to two factors. First, ASA experienced an abnormally high number of flight cancellations during the three months ended March 31, 2009.  ASA incurred significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, ASA grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. ASA cancelled approximately 750 more flights than normal as a result of the severe weather and the aircraft grounding during the quarter. As a result of the abnormally high number of cancellations, ASA experienced a negative impact on passenger revenues of approximately $7.6 million. Second, our block hour production increased 6.0% during the three months end March 31, 2010, compared to the three months ended March 31, 2009.The increase in block hours is primarily due to SkyWest Airlines taking delivery of 18 CRJ 700s since January 1, 2009.

Ground handling and other.  Total ground handling and other revenues increased $1.4 million, or 17.7%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Revenue earned under ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income. The increase was primarily related to the higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

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

	For the three months ended March 31,
					2010	2009
	2010	2009	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$73,514	$140,629	$(67,115)	(47.7)%	1.3	2.7
Salaries, wages and benefits	178,563	176,872	1,691	1.0%	3.2	3.5
Aircraft maintenance, materials and repairs	106,755	92,158	14,597	15.8%	1.9	1.8
Aircraft rentals	76,459	72,782	3,677	5.1%	1.3	1.4
Depreciation and amortization	58,146	54,584	3,562	6.5%	1.0	1.1
Station rentals and landing fees	28,885	32,874	(3,989)	(12.1)%	0.5	0.6
Ground handling services	29,444	25,448	3,996	15.7%	0.5	0.5
Other	38,056	36,471	1,585	4.3%	0.7	0.7
Total operating expenses	589,822	631,818	(41,996)	(6.6)%	10.4	12.3
Interest	21,585	22,951	(1,366)	(6.0)%	0.4	0.5
Total airline expenses	$611,407	$654,769	(43,362)	(6.6)%	10.8	12.8

Fuel.  Fuel costs decreased $67.1 million, or 47.7%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The average cost per gallon of fuel increased to $2.52 per gallon during the three months ended March 31, 2010, from $1.65 during the three months ended March 31, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009.  United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	29,210	85,311	(65.8)%
Average price per gallon	$2.52	$1.65	52.7%
Fuel expense	$73,514	$140,629	(47.7)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $1.7 million, or 1.0%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The average number of full-time equivalent employees decreased 5.9% to 12,448 for the three months ended March 31, 2010, from 13,224 for the three months ended March 31, 2009. The decrease in number of employees was primarily due to a reduction in our customer service employees resulting from Delta transitioning 23 stations from SkyWest Airlines and ASA to other ground handlers during the second quarter of 2009.  Although our decrease in full-time equivalent employees was primarily due to a reduction in customer service agents, we experienced an increase of 6.0% in block hours, which resulted in an increase in crew related salaries, wages and employee benefits.  The net impact resulted in a 1.0% increase in salaries, wages and employee benefits

Aircraft maintenance, materials and repairs.  Maintenance costs increased $14.6 million, or 15.8%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$106,755	$92,158	$14,597	15.8%
Less: Engine overhaul reimbursed from major partners	25,737	16,444	9,293	56.5%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	15,327	3,769	11,558	306.7%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$65,691	$71,945	$(6,254)	(8.7)%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, decreased $6.3 million, or 8.7%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in maintenance excluding engine overhaul costs was principally due to timing of scheduled maintenance events.

Under the SkyWest Airlines and ASA United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the three months ended March 31, 2010, our CRJ200 engine expense under our SkyWest Airlines United Express Agreements increased $11.6 million compared to the three months ended March 31, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the number of scheduled engine maintenance events experienced during the three months ended March 31, 2010 will likely continue each quarter through the first quarter of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $3.7 million, or 5.1%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in aircraft rents was primarily due to ASA taking delivery of ten CRJ900s during 2009. These aircraft were financed through long-term leases. This increase was partially offset by ASA returning 12 ATR-72 turboprops to the lessor and terminating the associated leases in 2009.

Depreciation and amortization.  Depreciation and amortization expense increased $3.6 million, or 6.5%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009.  The increase in depreciation expense was primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since January 1, 2009. These aircraft were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $4.0 million, or 12.1%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $4.0 million, or 15.7%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in ground handling was due primarily to 16 new pro-rate stations SkyWest Airlines outsourced to other ground handlers since March 31, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $1.6 million, or 4.3%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in other expenses was primarily due to the increase in ASMs during the three-month period.

Interest.  Interest expense decreased $1.4 million, or 6.0%, during the three months ended March 31, 2010 compared to the three months ended March 31, 2009. The decrease in interest expense was substantially due to a decrease in interest rates. At March 31, 2010, we had variable rate notes representing 36.8% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At March 31, 2010, the three-month and six-month LIBOR rates were 0.29% and 0.44%, respectively. At March 31, 2009, the three-month and six-month LIBOR rates were 1.19% and 1.74%, respectively.

Interest Income. Interest income increased $1.2 million, or 45.8% during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable by United to SkyWest Airlines under the SkyWest Airlines United Express Agreement.  This amount accrues a deferral fee of 8% which is included in interest income.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $43.4 million, or 6.6%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ASA Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2010	2009	$ Change	% Change
Total airline expense	$611,407	$654,769	$(43,362)	(6.6)%
Less: Fuel expense	73,514	140,629	(67,115)	(47.7)%
Less: Engine overhaul reimbursement from major partners	25,737	16,444	9,293	56.5%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	15,327	3,769	11,558	306.7%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$496,829	$493,927	$2,902	0.6%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $2.9 million, or 0.6%, during the three months ended March 31, 2010, compared to the three months ended March 31, 2009. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from operating larger regional jets.

Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the three months ended March 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment.

Net Income.  Primarily due to factors described above, net income increased to $15.0 million, or $0.26 per diluted share, for the three months ended March 31, 2010, compared to $9.4 million, or $0.16 per diluted share, for the three months ended March 31, 2009.

Liquidity and Capital Resources

We had working capital of $816.3 million and a current ratio of 2.8:1 at March 31, 2010, compared to working capital of $804.3 million and a current ratio of 2.8:1 at December 31, 2009. The increase in working capital was principally attributable to the $62.5 million of cash provided by operating activities.

The principal sources of cash during the three months ended March 31, 2010 were $62.5 million provided by operating activities, $81.7 million from the proceeds of long-term debt, $4.2 million from returns on aircraft deposits, $2.5 million from the issuance of common stock in connection with the exercise of stock options under our stock option and employee stock purchase plans, $2.0 million from repayment of the United note receivable and $0.1 million from the sale of equipment.  We invested $106.2 million in flight equipment, made principal payments on long-term debt of $27.1 million, purchased $17.1 million of other assets, made net purchases of $9.4 million of marketable securities, paid $2.3 million in cash dividends, spent $1.8 million for buildings and ground equipment and repurchased $1.2 million of outstanding shares of our common stock.  These factors resulted in a $12.0 million decrease in cash and cash equivalents during the three months ended March 31, 2010.

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

Our position in marketable securities, consisting primarily of bonds, bond funds and commercial paper, increased to $654.5 million at March 31, 2010, compared to $645.3 million at December 31, 2009.  The increase in marketable securities was principally attributable to the $62.5 million of cash provided by operating activities.

At March 31, 2010, our total capital mix was 42.3% equity and 57.7% long-term debt, compared to 42.7% equity and 57.3%

long-term debt at December 31, 2009.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2010	2011	2012	2013	2014	Thereafter

Operating lease payments for aircraft and facility obligations	$2,766,138	$191,653	$328,539	$323,948	$313,418	$302,012	$1,306,568
Interest commitments	647,191	69,881	81,367	75,266	68,416	62,281	289,980
Principal maturities on long-term debt	2,019,463	123,329	156,650	203,541	157,413	163,256	1,215,274
Total commitments and obligations	$5,432,792	$384,863	$566,556	$602,755	$539,247	$527,549	$2,811,822

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2010, we had 282 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.8 billion at March 31, 2010. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at March 31, 2010.

Long-term Debt Obligations

As of March 31, 2010, we had $2,019.5 million of long term debt obligations related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.3% at March 31, 2010.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which occasionally results in cancelled flights during the winter months.

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 74% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements and approximately 11% of our CRJ200s flown in the United system were flown under pro-rate arrangements. As of March 31, 2010, we operated 18 CRJ 200s under a pro-rate agreement with United and five CRJ200s with AirTran. The average price per gallon of aircraft fuel increased 3.3% to $2.52 for the three months ended March 31, 2010, from $2.44 for the three months ended December 31, 2009. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $4.6 million in fuel expense for the three months ended March 31, 2010.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2010, we had variable rate notes representing 36.8% of our total long-term debt compared to 38.6% of our long-term debt at December 31, 2009. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.9 million in interest expense and received $1.8 million in additional interest income for the three months ended March 31, 2010. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of income. Also for illustrative purposes only, we have likewise estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.9 million less in interest expense and received $1.8 million less in interest income for the three months ended March 31, 2010. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of income.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2010, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position we have taken in that matter, our financial results would be negatively impacted.

ASA and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and ASA of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and ASA. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and ASA to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and ASA during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and ASA. As of March 31, 2010, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and ASA filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and ASA on March 24, 2008. Delta’s Counterclaim alleges that ASA and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed

On July 31, 2009, SkyWest Airlines and ASA filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those claims, SkyWest Airlines and ASA seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and ASA are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on SkyWest Airlines’ and ASA’s claims and defenses has not yet been completed. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserted that the claims added by SkyWest Airlines and ASA in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion. SkyWest Airlines and ASA opposed the motion.  On January 22, 2010, the Court granted Delta’s motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and ASA continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.  The Court’s rulings affect the current posture of the case, but do not preclude pursuit of the claims for breach of contract or for declaratory relief, under which SkyWest Airlines and ASA continue to seek recovery of the majority of the amounts withheld by Delta.

For financial reporting purposes we accrue an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we had not recorded a loss related to the preceding dispute as of March 31, 2010.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2010	—	$—	—	2,776,411
February 1 - February 28, 2010	83,288	14.09	83,288	2,693,123
March 1 - March 31, 2010	—	—	—	2,693,123
Total	83,288	$14.09	83,288	2,693,123

(1)        Under resolutions adopted in February 2007, November 2007 and May 2008, our Board of Directors had authorized the repurchase of up to 15,000,000 shares of our common stock as of March 31, 2010. Purchases are made at management’s discretion based on market conditions and our financial resources.  In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”).  The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 15,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan.  As of March 31, 2010, we had spent approximately $248.2 million to purchase and retire approximately 12,306,877 shares of the 15,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.  The Stock Repurchase Plan expires on March 13, 2011.  Subsequent to March 31, 2010, our Board of Directors adopted a resolution authorizing the repurchase of an additional 5,000,000 shares of our common stock.

ITEM 6:                  EXHIBITS

10.5         SkyWest, Inc. 2010 Long-Term Incentive Plan

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1         Certification of Chief Executive Officer

32.2         Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer