Form 10-Q
period 2010-06-30
SKYWEST INC
filed 2010-08-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2010
Common stock, no par value	56,140,416

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$59,180	$76,414
Marketable securities	680,439	645,301
Restricted cash	6,481	10,730
Income tax receivable	14,588	12,608
Receivables, net	110,805	111,902
Inventories, net	90,088	89,876
Prepaid aircraft rents	272,563	237,350
Deferred tax assets	46,341	45,197
Other current assets	19,926	24,721
Total current assets	1,300,411	1,254,099

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,715,535	3,612,658
Deposits on aircraft	—	4,247
Buildings and ground equipment	244,122	240,438
	3,959,657	3,857,343
Less-accumulated depreciation and amortization	(1,075,214)	(977,637)
Total property and equipment, net	2,884,443	2,879,706

OTHER ASSETS
Intangible assets, net	22,872	23,997
Other assets	159,244	153,000
Total other assets	182,116	176,997
Total assets	$4,366,970	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$154,590	$148,571
Accounts payable	163,799	165,825
Accrued salaries, wages and benefits	67,896	67,377
Accrued aircraft rents	10,692	17,661
Taxes other than income taxes	20,407	17,476
Other current liabilities	33,084	32,925
Total current liabilities	450,468	449,835

OTHER LONG-TERM LIABILITIES	39,165	38,540

LONG-TERM DEBT, net of current maturities	1,817,952	1,816,318

DEFERRED INCOME TAXES PAYABLE	561,870	536,540

DEFERRED AIRCRAFT CREDITS	112,613	117,350

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,037,249 and 74,626,660 shares issued, respectively	583,053	578,153
Retained earnings	1,081,535	1,052,375
Treasury stock, at cost, 19,101,368 and 19,017,645 shares, respectively	(280,798)	(279,619)
Accumulated other comprehensive income	1,112	1,310
Total stockholders’ equity	1,384,902	1,352,219
Total liabilities and stockholders’ equity	$4,366,970	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Passenger	$642,201	$691,141	$1,265,313	$1,356,023
Ground handling and other	7,558	7,682	16,689	15,442
Total operating revenues	649,759	698,823	1,282,002	1,371,465
OPERATING EXPENSES:
Aircraft fuel	85,513	129,042	159,027	269,671
Salaries, wages and benefits	173,716	173,862	352,278	350,734
Aircraft maintenance, materials and repairs	111,366	116,390	218,121	208,549
Aircraft rentals	75,642	75,958	152,101	148,740
Depreciation and amortization	58,383	54,676	116,529	109,260
Station rentals and landing fees	30,551	29,978	59,436	62,852
Ground handling services	26,945	23,124	56,389	48,572
Other airline expense	38,355	36,024	76,411	72,494
Total operating expenses	600,471	639,054	1,190,292	1,270,872
OPERATING INCOME	49,288	59,769	91,710	100,593
OTHER INCOME (EXPENSE):
Interest income	4,142	2,724	8,112	5,446
Interest expense	(21,659)	(21,117)	(43,244)	(44,069)
Impairment on marketable securities	—	—	—	(7,115)
Other	(1,131)	116	(1,385)	(203)
	(18,648)	(18,277)	(36,517)	(45,941)
INCOME BEFORE INCOME TAXES	30,640	41,492	55,193	54,652
PROVISION FOR INCOME TAXES	11,985	15,273	21,522	19,061
NET INCOME	$18,655	$26,219	$33,671	$35,591

BASIC EARNINGS PER SHARE	$0.33	$0.47	$0.60	$0.63
DILUTED EARNINGS PER SHARE	$0.33	$0.46	$0.59	$0.62
Weighted average common shares:
Basic	55,936	55,657	55,895	56,102
Diluted	56,718	56,558	56,791	56,993

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$141,140	$167,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(390,615)	(362,079)
Sales of marketable securities	355,195	337,451
Payments received on note receivable from United Air Lines	4,000	—
Proceeds from the sale of equipment	114	18,195
Acquisition of property and equipment:
Aircraft and rotable spare parts	(119,010)	(123,416)
Buildings and ground equipment	(4,172)	(3,182)
Increase in other assets	(12,600)	(19,622)

NET CASH USED IN INVESTING ACTIVITIES	(167,088)	(152,653)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	81,698	80,061
Principal payments on long-term debt	(74,045)	(74,810)
Tax deficiency from exercise of common stock options	—	(1,024)
Return of deposits on aircraft and rotable spare parts	4,247	4,313
Net proceeds from issuance of common stock	2,504	5,907
Purchase of treasury stock	(1,179)	(17,467)
Payment of cash dividends	(4,511)	(4,540)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,714	(7,560)

Increase (decrease) in cash and cash equivalents	(17,234)	7,093
Cash and cash equivalents at beginning of period	76,414	125,892

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,180	$132,985

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$42,698	$48,286
Income taxes	$495	$2,121

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

SkyWest Airlines and Atlantic Southeast have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and Atlantic Southeast provide contract flight services for Delta.  The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or Atlantic Southeast, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or Atlantic Southeast from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or Atlantic Southeast fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and Atlantic Southeast Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and each 5th year thereafter. In the Delta Connection Agreements, the fixed-fee rates are specifically defined through 2009. The parties agreed that on or after a specified date in 2010 the parties would reset such rates to reflect SkyWest Airlines’ actual costs in 2010 (with a similar process on each 5th year thereafter). In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and Atlantic Southeast have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and Atlantic Southeast also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the Atlantic Southeast Delta Connection Agreement, Delta has agreed to compensate Atlantic Southeast for its direct costs associated with operating the Delta Connection flights, plus, if Atlantic Southeast completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, Atlantic Southeast’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the Atlantic Southeast Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. Among other provisions, the Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta’s letters also notified SkyWest Airlines and Atlantic Southeast of Delta’s estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast, on one hand, and Delta, on the other hand, have exchanged subsequent correspondence, and SkyWest Airlines and Atlantic Southeast continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and Atlantic Southeast have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management’s understanding of the applicable terms in the Delta Connection Agreements and management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three and six months ended June 30, 2010.

The SkyWest Airlines and the Atlantic Southeast Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (See Note K for additional details).

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 14 Bombardier CRJ200 (“CRJ200”) regional jet aircraft  as a United Express carrier.  On February 11, 2010, Atlantic Southeast began operating as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.  As of June 30, 2010, Atlantic Southeast was operating 14 CRJ 200s as a United Express carrier.

On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service in December 2009. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

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

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the six months ended June 30, 2010 the Company granted options to purchase 320,458 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2010.

Expected annual dividend rate	1.10%
Risk-free interest rate	1.88%
Average expected life (years)	4.6
Expected volatility of common stock	.402
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.78

During the six months ended June 30, 2010, the Company granted 220,779 restricted stock units to the Company’s employees under the 2006 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a share of the Company’s common stock. Additionally, during the six months ended June 30, 2010, the Company granted 27,605 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $14.49 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2010 and 2009, the Company recorded pre-tax share-based compensation expense of $1.5 million and $1.9 million, respectively. During the six months ended June 30, 2010 and 2009, the Company recorded pre-tax share-based compensation expense of $3.5 million and $4.5 million, respectively.

Note E — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended June 30, 2010 and 2009 options to acquire 4,495,000 and 4,525,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2010 and 2009 options to acquire 4,448,000 and 4,547,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Numerator
Net Income	$18,655	$26,219	$33,671	$35,591

Denominator
Weighted average number of common shares outstanding	55,936	55,657	55,895	56,102
Effect of outstanding share-based awards	782	901	896	891
Weighted average number of shares for diluted earnings per common share	56,718	56,558	56,791	56,993

Basic earnings per share	$0.33	$0.47	$0.60	$0.63
Diluted earnings per share	$0.33	$0.46	$0.59	$0.62

Note F — Comprehensive Income

Comprehensive income includes charges and credits to stockholders’ equity that are not the result of transactions with stockholders. Also, comprehensive income consists of net income plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company’s equity investment in Trip Linhas Aereas (“Trip”), net of tax, for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net Income	$18,655	$26,219	$33,671	$35,591
Proportionate share of other companies foreign currency translation adjustment, net of tax	(65)	(57)	82	(237)
Unrealized appreciation (depreciation) on marketable securities, net of tax	(185)	(94)	(280)	4,124

Comprehensive income	$18,405	$26,068	$33,473	$39,478

Note G — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	June 30, 2010	December 31, 2009
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.35% to 3.81% through 2012 to 2020, secured by aircraft	$443,894	$469,663
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.69% to 7.52% through 2021, secured by aircraft	537,881	557,293
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	221,843	231,002
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	64,574	67,963
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2020, secured by aircraft	679,595	611,829
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	22,960	23,939
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	1,795	3,200
Long-term debt	$1,972,542	$1,964,889

Less current maturities	(154,590)	(148,571)

Long-term debt, net of current maturities	$1,817,952	$1,816,318

At June 30, 2010, the three-month and six-month LIBOR rates were 0.53% and 0.75%, respectively.   At December 31, 2009, the three-month and six-month LIBOR rates were 0.25% and 0.43%, respectively.

As of June 30, 2010, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility is scheduled to expire on March 31, 2011 and has a rate of 4.50%.

Note H — Commitments and Contingencies

The Company leases 283 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2010 (in thousands):

July through December 2010	$129,999
2011	330,001
2012	324,348
2013	313,388
2014	301,993
Thereafter	1,306,557
$2,706,286

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

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of June 30, 2010, the Company owned $4.3 million of auction rate security instruments. The auction rate security instruments held by the Company at June 30, 2010 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its unaudited Condensed Consolidated Balance Sheet as of June 30, 2010. The Company has classified these securities as non-current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of June 30, 2010, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of June 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$673,434	$—	$673,434	$—
Commercial paper	6,105	—	6,105	—
Asset backed securities	900	—	900	—
	680,439	—	680,439	—

Cash, Cash Equivalents and Restricted Cash	65,661	65,661	—	—
Other Assets (a)	4,260	—	—	4,260
Total Assets Measured at Fair Value	$750,360	$65,661	$680,439	$4,260

(a)          Auction rate securities included in “Other assets” in the unaudited Consolidated Balance Sheet

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

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three and six months ended June 30, 2010.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2010	$4,259
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	1
Transferred out	—
Settlements	—
Balance at June 30, 2010	$4,260

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,102.0 million as of June 30, 2010, as compared to the carrying amount of $1,972.5 million as of June 30, 2010.

Note J — Investment in Other Companies

In September  2008, the Company entered into an agreement to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas (“Trip”). During the six months ended June 30, 2010, the Company invested an additional $10 million in Trip. As of June 30, 2010, the Company’s investment balance in Trip was $32.1 million which represents a 20% ownership interest and is recorded as an “Other asset” on the Company’s consolidated balance sheet. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip’s earnings on a one-quarter lag. The Company’s portion of Trip’s loss for the three and six months ended June 30, 2010 was $1.1million and $1.4 million, respectively.

Note K — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2010, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position taken by the Company, the Company’s financial results would be negatively impacted.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation (summarized below) and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed

On July 31, 2009, SkyWest Airlines and Atlantic Southeast filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those claims, SkyWest Airlines and Atlantic Southeast seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and Atlantic Southeast are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on SkyWest Airlines’ and Atlantic Southeast’s claims and defenses has not yet been completed. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserted that the claims added by SkyWest Airlines and Atlantic Southeast in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion. SkyWest Airlines and Atlantic Southeast opposed the motion.  On January 22, 2010, the Court granted Delta’s motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.  The Court’s rulings affect the current posture of the case, but do not preclude pursuit of the claims for breach of contract or for declaratory relief, under which SkyWest Airlines and Atlantic Southeast continue to seek recovery of the majority of the amounts withheld by Delta.

For financial reporting purposes the Company accrues an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company had not recorded a loss related to the preceding dispute as of June 30, 2010.

Note L — Subsequent Event

On August 3, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ExpressJet Holdings, Inc. (“ExpressJet”) and Express Delaware Merger Co., a wholly-owned subsidiary of Atlantic Southeast, pursuant to which Atlantic Southeast would acquire all of the outstanding shares of ExpressJet.  The Merger Agreement provides for the merger of Express Delaware Merger Co. and ExpressJet, with ExpressJet becoming a wholly-owned subsidiary of Atlantic Southeast.  If the proposed merger is completed as contemplated by the Merger Agreement, the ExpressJet stockholders will receive $6.75 in cash for each outstanding share of ExpressJet common stock, and the net acquisition price for the ExpressJet stock would be approximately $133 million.  In connection with the proposed transaction, the Company has negotiated the terms of an amended capacity purchase agreement between ExpressJet and Continental Airlines, Inc., which the Company anticipates will become effective if the proposed transaction is completed.  Completion of the transaction is subject to approval by ExpressJet’s stockholders, regulatory approvals and other customary closing conditions and is currently expected to occur during the fourth quarter of 2010.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2010 and 2009. Also discussed is our financial position as of June 30, 2010 and December 31, 2009. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six-month periods ended June 30, 2010, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and Atlantic Southeast, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”), we operate the largest regional airline in the United States. As of June 30, 2010, SkyWest Airlines and Atlantic Southeast offered scheduled passenger and air freight service with more than 2,800 total daily departures to 226 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of June 30, 2010, we provided ground handling services for approximately 11 other airlines throughout our system. As of June 30, 2010, we operated a combined fleet of 452 aircraft consisting of 252 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (97 assigned to United Air Lines, Inc. (“United”), 150 assigned to Delta Air Lines, Inc. (“Delta”), four assigned to Air Tran Airways, Inc. (“AirTran”) and one  used by SkyWest Airlines as an additional maintenance spare aircraft) 121 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (70 assigned to United and 51 assigned to Delta), 31 76-seat Bombardier CRJ900 Regional Jets (the “CRJ900”) (all assigned to Delta) and 48 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (36 assigned to United and 12 assigned to Delta). We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended June 30, 2010, approximately 48.7% of our aggregate capacity was operated under the Delta code, approximately 50.5% was operated under the United code and approximately 0.8% under the AirTran code.

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

As of June 30, 2010, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,850 total daily flights.

Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of June 30, 2010, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C.  (Dulles International Airport), operating approximately 950 daily flights.

We provide a substantial majority of the regional airline service for Delta in Atlanta and Salt Lake City. In connection with our acquisition of Atlantic Southeast in September 2005, we established new, separate, but substantially similar, long-term fixed-fee Delta Connection Agreements with Delta for both SkyWest Airlines and Atlantic Southeast. We also obtained the right to use 29 gates in the Hartsfield-Jackson International Airport located in Atlanta, from which we currently provide service to Delta. Pursuant to the terms of the Delta Connection Agreement executed by Atlantic Southeast and Delta, Delta has also agreed that if Delta solicits requests for proposals to fly Delta Connection regional aircraft, Atlantic Southeast will be permitted to bid to maintain the same percentage of total Delta Connection regional jet flights that it operated during 2007, and, if Atlantic Southeast does not achieve the winning bid for the proposed flying, Atlantic Southeast will be permitted to match the terms of the winning bid to the extent necessary for Atlantic Southeast to maintain the same percentage of Delta Connection regional jet flights that it operated during 2007.

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 14 CRJ200 aircraft as a United Express carrier. As of June 30, 2010, all 14 CRJ200s were operating under the Atlantic Southeast United Express Agreement.  The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended June 30, 2010, contract flying revenue and pro-rate revenue represented approximately 88% and 12%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended June 30, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 27% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 73% flown under pro-rate arrangements. For the three months ended June 30, 2010, approximately 89% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 11% flown under pro-rate arrangements. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines has agreed to operate four CRJ200s for AirTran under a pro-rate arrangement.

Second Quarter Summary

We had revenues of $649.8 million for the three months ended June 30, 2010, a 7.0% decrease, compared to revenues of $698.8 million for the three months ended June 30, 2009. We had net income of $18.7 million, or $0.33 per diluted share, for the three months ended June 30, 2010, a decrease of 28.8%, compared to $26.2 million of net income, or $0.46 per diluted share, for the three months ended June 30, 2009.

The significant items affecting our financial performance during the three months ended June 30, 2010 are outlined below:

Our maintenance costs decreased $5.0 million, or 4.3%, during the three months ended June 30, 2010, compared to the three months ended June, 2009. The decrease was primarily related to the timing of engine overhaul events on engines operated under our Delta Connection Agreements. Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income. Our Delta engine expense decreased $24.2 million. The decrease in the Delta engine expense was partly offset by an increase in our CRJ 200 engine overhauls reimbursed at a fixed hourly rate.  During the three months ended June 30, 2010, our CRJ 200 engine overhauls reimbursed at a fixed hourly rate increased $16.4 million compared to the three months ended June 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the number of scheduled engine maintenance events we experienced during the three months ended June 30, 2010 will likely continue each quarter through the first quarter of 2012.

Under the Delta Connection Agreements, Delta has the right to require that certain contractual rates under those agreements shall not exceed the average of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements, and notifying SkyWest Airlines and Atlantic Southeast of Delta’s estimate of the average rates to be applied under the agreements. On October 28, 2009, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the average rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and Atlantic Southeast have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, we have evaluated the dispute for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management’s understanding of the applicable terms in the Delta Connection Agreements and management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three months ended June 30, 2010.

During the three months ended June 30, 2010, we announced that Atlantic Southeast reached an agreement with Delta to operate an additional four CRJ700s. We anticipate sourcing these aircraft through the used lease market.   We anticipate placing these aircraft in service during the three months ended September 30, 2010.

Total available seat miles (“ASMs”) for the three months ended June 30, 2010 increased 6.4%, compared to the three months ended June 30, 2009, primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. During the three months ended June 30, 2010, we generated 5.9 billion ASMs, compared to 5.6 billion ASMs during the three months ended June 30, 2009.

Recent Developments

On August 3, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ExpressJet Holdings, Inc. (“ExpressJet”) and Express Delaware Merger Co., a wholly-owned subsidiary of Atlantic Southeast, pursuant to which Atlantic Southeast would acquire all of the outstanding shares of ExpressJet.  The Merger Agreement provides for the merger of Express Delaware Merger Co. and ExpressJet, with ExpressJet becoming a wholly-owned subsidiary of Atlantic Southeast.  If the proposed merger is completed as contemplated by the Merger Agreement, the ExpressJet stockholders will receive $6.75 in cash for each outstanding share of ExpressJet common stock, and the net acquisition price for the ExpressJet stock would be approximately $133 million.  In connection with the proposed transaction, we have negotiated the terms of an amended capacity purchase agreement between ExpressJet and Continental Airlines, Inc., which we anticipate will become effective if the proposed transaction is completed.  Completion of the transaction is subject to approval by ExpressJet’s stockholders, regulatory approvals and other customary closing conditions and is currently expected to occur during the fourth quarter of 2010.

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

Results of Operations

Three Months Ended June 30, 2010 and 2009

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2010		2009		% Change
Revenue passenger miles (000)	4,796,858		4,474,923		7.2
Available seat miles (“ASMs”) (000)	5,941,063		5,582,862		6.4
Block hours	357,645		343,113		4.2
Departures	236,826		220,605		7.4
Passengers carried	9,697,145		8,884,664		9.1
Passenger load factor	80.7%		80.2%		0.5	Pts
Revenue per available seat mile	10.9	¢	12.5	¢	(12.8)
Cost per available seat mile	10.5	¢	11.8	¢	(11.0)
Cost per available seat mile excluding fuel	9.1	¢	9.5		(4.2)
Fuel cost per available seat mile	1.4	¢	2.3	¢	(39.1)
Average passenger trip length (miles)	495		504		(1.8)

Revenues.  Operating revenues decreased $49.1 million, or 7.0%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2010	2009	$ Change	% Change
Passenger revenues	$642,201	$691,141	$(48,940)	(7.1)%
Less: Fuel reimbursement from major partners	65,309	123,584	(58,275)	(47.2)%
Less: Engine overhaul reimbursement from major partners	15,097	39,341	(24,244)	(61.6)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$561,795	$528,216	$33,579	6.4%

Passenger revenues.  Passenger revenues decreased $48.9 million, or 7.1%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $58.3 million or 47.2%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $33.6 million, or 6.4%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was generally consistent with the increase in ASMs. The increase in ASMs was primarily due to SkyWest Airlines taking delivery of 18 CRJ 700s since April 1, 2009.

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

	For the three months ended June 30,
					2010	2009
	2010	2009	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$85,513	$129,042	$(43,529)	(33.7)%	1.4	2.3
Salaries, wages and benefits	173,716	173,862	(146)	(0.1)%	2.9	3.1
Aircraft maintenance, materials and repairs	111,366	116,390	(5,024)	(4.3)%	1.9	2.1
Aircraft rentals	75,642	75,958	(316)	(0.4)%	1.3	1.4
Depreciation and amortization	58,383	54,676	3,707	6.8%	1.0	1.0
Station rentals and landing fees	30,551	29,978	573	1.9%	0.5	0.5
Ground handling services	26,945	23,124	3,821	16.5%	0.5	0.4
Other	38,355	36,024	2,331	6.5%	0.6	0.6
Total operating expenses	600,471	639,054	(38,583)	(6.0)%	10.1	11.4
Interest	21,659	21,117	542	2.6%	0.4	0.4
Total airline expenses	$622,130	$660,171	(38,041)	(5.8)%	10.5	11.8

Fuel.  Fuel costs decreased $43.5 million, or 33.7%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The average cost per gallon of fuel increased to $2.58 per gallon during the three months ended June 30, 2010, from $1.80 per gallon during the three months ended June 30, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009.  United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	33,170	71,872	(53.8)%
Average price per gallon	$2.58	$1.80	43.3%
Fuel expense	$85,513	$129,042	(33.7)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $0.1 million, or 0.1%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The average number of full-time equivalent employees decreased 0.3% to 12,535 for the three months ended June 30, 2010, from 12,578 for the three months ended June 30, 2009. The decrease in number of employees was primarily due to a reduction in our customer service employees resulting from Delta transitioning 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009.  Although our decrease in full-time equivalent employees was primarily due to a reduction in customer service agents, we experienced an increase of 4.2% in block hours, which resulted in an increase in crew-related salaries, wages and employee benefits.  The net impact resulted in a 0.1% decrease in salaries, wages and employee benefits.

Aircraft maintenance, materials and repairs.  Maintenance costs decreased $5.0 million, or 4.3%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$111,366	$116,390	$(5,024)	(4.3)%
Less: Engine overhaul reimbursed from major partners	15,097	39,341	(24,244)	(61.6)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	21,660	5,310	16,350	307.9%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$74,609	$71,739	$2,870	4.0%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $2.9 million, or 4.0%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in maintenance expense excluding engine overhaul costs, was principally due to the timing of scheduled maintenance events and our aging fleet.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the three months ended June 30, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements increased $16.4 million compared to the three months ended June 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the average quarterly number of scheduled engine maintenance events we experienced during the three months ended June 30, 2010 will likely continue each quarter through the remaining quarters of 2010 and the first quarter of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.

Depreciation and amortization.  Depreciation and amortization expense increased $3.7 million, or 6.8%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009.  The increase in depreciation expense was primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense increased $0.6 million, or 1.9%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in station rentals and landing fees expense was primarily due to an increase in the number of departures.

Ground handling service.  Ground handling service expense increased $3.8 million, or 16.5%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in ground handling was due primarily to 16 new pro-rate stations SkyWest Airlines outsourced to other ground handlers since April 1, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $2.3 million, or 6.5%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in other expenses was primarily due to the increase in ASMs during the three months ended June 30, 2010.

Interest.  Interest expense increased $0.5 million, or 2.6%, during the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase in interest expense was primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Interest Income. Interest income increased $1.4 million, or 52.1% during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable by United to SkyWest Airlines under the SkyWest Airlines United Express Agreement.  This amount accrues a deferral fee of 8% which is included in interest income.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $38.0 million, or 5.8%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2010	2009	$ Change	% Change
Total airline expense	$622,130	$660,171	$(38,041)	(5.8)%
Less: Fuel expense	85,513	129,042	(43,529)	(33.7)%
Less: Engine overhaul reimbursement from major partners	15,097	39,341	(24,244)	61.6%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	21,660	5,310	16,350	307.9%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$499,860	$486,478	$13,382	2.8%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $13.4 million, or 2.8%, during the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from operating larger regional jets.

Net Income.  Primarily due to factors described above, net income decreased to $18.7 million, or $0.33 per diluted share, for the three months ended June 30, 2010, compared to $26.2 million, or $0.46 per diluted share, for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 and 2009

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2010		2009		% Change
Revenue passenger miles (000)	9,145,034		8,324,451		9.9
Available seat miles (000)	11,582,033		10,717,585		8.1
Block hours	701,797		667,911		5.1
Departures	459,066		426,485		7.6
Passengers carried	18,419,314		16,518,573		11.5
Passenger load factor	79.0%		77.7%		1.3	Pts
Revenue per available seat mile	11.1	¢	12.8	¢	(13.3)
Cost per available seat mile	10.7	¢	12.3	¢	(13.0)
Cost per available seat mile excluding fuel	9.3	¢	9.8		(5.1)
Fuel cost per available seat mile	1.4	¢	2.5	¢	(44.0)
Average passenger trip length (miles)	496		504		(1.6)

Revenues.  Operating revenues decreased $89.5 million, or 6.5%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2010	2009	$ Change	% Change
Passenger revenues	$1,265,313	$1,356,023	$(90,710)	(6.7)%
Less: Fuel reimbursement from major partners	120,464	260,136	(139,672)	(53.7)%
Less: Engine overhaul reimbursement from major partners	40,834	55,785	(14,951)	(26.8)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,104,015	$1,040,102	$63,913	6.1%

Passenger revenues.  Passenger revenues decreased $90.7 million, or 6.7%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $139.7 million or 53.7%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $63.9 million, or 6.1%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to two factors. First, Atlantic Southeast experienced an abnormally high number of flight cancellations, primarily due to weather problems in its Atlanta hub, during the six months ended June 30, 2009.  Additionally, on March 31, 2009, as a result of an internal audit, Atlantic Southeast grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. Atlantic Southeast cancelled approximately 750 more flights than normal as a result of the severe weather and the aircraft grounding during the quarter. As a result of the abnormally high number of cancellations, Atlantic Southeast experienced a negative impact on passenger revenues of approximately $7.6 million. Second, our block hour production increased 5.1% during the six months end June 30, 2010, compared to the six months ended June 30, 2009.The increase in block hours is primarily due to SkyWest Airlines taking delivery of 18 CRJ 700s since April 1, 2009.

Ground handling and other.  Total ground handling and other revenues increased $1.2 million, or 8.1%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Revenue earned under ground handling contracts where we provide ground handling services for other airlines is presented in the “Ground handling and other” line in our consolidated statements of income. The increase was primarily related to the higher volume of flights serviced under ground handling contracts with United and Delta, whereby we perform ground handling services for several other regional airlines.

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

	For the six months ended June 30,
					2010	2009
	2010	2009	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$159,027	$269,671	$(110,644)	(41.0)%	1.4	2.5
Salaries, wages and benefits	352,278	350,734	1,544	0.4%	3.0	3.3
Aircraft maintenance, materials and repairs	218,121	208,549	9,572	4.6%	1.9	1.9
Aircraft rentals	152,101	148,740	3,361	2.3%	1.3	1.4
Depreciation and amortization	116,529	109,260	7,269	6.7%	1.0	1.0
Station rentals and landing fees	59,436	62,852	(3,416)	(5.4)%	0.5	0.6
Ground handling services	56,389	48,572	7,817	16.1%	0.5	0.5
Other	76,411	72,494	3,917	5.4%	0.7	0.7
Total operating expenses	1,190,292	1,270,872	(80,580)	(6.3)%	10.3	11.9
Interest	43,244	44,069	(825)	(1.9)%	0.4	0.4
Total airline expenses	$1,233,536	$1,314,941	(81,405)	(6.2)%	10.7	12.3

Fuel.  Fuel costs decreased $110.6 million, or 41.0%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The average cost per gallon of fuel increased to $2.55 per gallon during the six months ended June 30, 2010, from $1.72 during the six months ended June 30, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009.  United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. The

following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	62,381	157,183	(60.3)%
Average price per gallon	$2.55	$1.72	48.3%
Fuel expense	$159,027	$269,671	(41.0)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $1.5 million, or 0.4%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The average number of full-time equivalent employees decreased 4.0% to 12,491 for the six months ended June 30, 2010, from 13,008 for the six months ended June 30, 2009. The decrease in number of employees was primarily due to a reduction in our customer service employees resulting from Delta transitioning 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009.  Although our decrease in full-time equivalent employees was primarily due to a reduction in customer service agents, we experienced an increase of 5.1% in block hours, which resulted in an increase in crew related salaries, wages and employee benefits.  The net impact resulted in a 0.4% increase in salaries, wages and employee benefits

Aircraft maintenance, materials and repairs.  Maintenance costs increased $9.6 million, or 4.6%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$218,121	$208,549	$9,572	4.6%
Less: Engine overhaul reimbursed from major partners	40,834	55,785	(14,951)	(26.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	36,987	9,078	27,909	307.4%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$140,300	$143,686	$(3,386)	(2.4)%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, decreased $3.4 million, or 2.4%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease in maintenance excluding engine overhaul costs was principally due to timing of scheduled maintenance events.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the six months ended June 30, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements increased $27.9 million compared to the six months ended June 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the average quarterly number of scheduled engine maintenance events experienced during the quarters ended March 31, 2010 and June 30, 2010 will likely continue each quarter through the remaining quarters of 2010 and the first quarter of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $3.4 million, or 2.3%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in aircraft rents was primarily due to Atlantic Southeast taking delivery of ten CRJ900s during 2009. These aircraft were financed through long-term leases.

Depreciation and amortization.  Depreciation and amortization expense increased $7.3 million, or 6.7%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The increase in depreciation expense was primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $3.4 million, or 5.4%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $7.8 million, or 16.1%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in ground handling was due primarily to 16 new pro-rate stations SkyWest Airlines outsourced to other ground handlers since April 1, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $3.9 million, or 5.4%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in other expenses was primarily due to the increase in ASMs during the six-month period.

Interest.  Interest expense decreased $0.8 million, or 1.9%, during the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The decrease in interest expense was substantially due to a decrease in interest rates. At June 30, 2010, we had variable rate notes representing 36.5% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At June 30, 2010, the three-month and six-month LIBOR rates were 0.53% and 0.75%, respectively. At June 30, 2009, the three-month and six-month LIBOR rates were 0.60% and 1.11%, respectively. The decrease in interest rates was partly offset by SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Interest Income. Interest income increased $2.7 million, or 49.0% during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable by United to SkyWest Airlines under the SkyWest Airlines United Express Agreement.  This amount accrues a deferral fee of 8% which is included in interest income.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $81.4 million, or 6.2%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2010	2009	$ Change	% Change
Total airline expense	$1,233,536	$1,314,941	$(81,405)	(6.2)%
Less: Fuel expense	159,027	269,671	(110,644)	(41.0)%
Less: Engine overhaul reimbursement from major partners	40,834	55,785	(14,951)	(26.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	36,987	9,078	27,909	307.4%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$996,688	$980,407	$16,281	1.7%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $16.3 million, or 1.7%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from operating larger regional jets.

Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the six months ended June 30, 2009 for certain marketable securities deemed to have other-than-temporary impairment. We did not experience a corresponding charge during the six months ended June 30, 2010.

Net Income.  Primarily due to factors described above, net income decreased to $33.7 million, or $0.59 per diluted share, for the six months ended June 30, 2010, compared to $35.6 million, or $0.62 per diluted share, for the six months ended June 30, 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2010 and 2009 and total cash  and marketable securities position as of June 30, 2010 and December 31, 2009 (in thousands).

	For the six months ended June 30,
	2010	2009	$ Change	% Change
Net cash provided by operating activities	$141,140	$167,306	$(26,166)	(15.6)%
Net cash used in investing activities	(167,088)	(152,653)	(14,435)	(9.5)%
Net cash provided by (used in) financing activities	8,714	(7,560)	16,274	215.3%

	June 30, 2010	December 31, 2010	$ Change	% Change

Cash and cash equivalents	$59,180	$76,414	$(17,234)	(22.6)%
Restricted cash	6,481	10,730	(4,249)	(39.6)%
Marketable securities	680,439	645,301	35,138	5.4%
Total	$746,100	$732,445	$13,655	1.9%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $26.2 million or 15.6%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009.  The decrease was primarily due to changes in accounts payable.  During the six month ended June 30, 2010 accounts payable decreased $2.0 million as compared to an increase in accounts payable of $43.4 million during the six months ended June 30, 2009. The increase in the change in accounts payable was due primarily to the timing of our payments of the engine overhaul expenses.

Cash Flows from Investing Activities.

Net cash used in investing activities increased $14.4 million or 9.5%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase was partly due to an increase in net purchases of marketable securities.  During the six months ended June 30, 2010 we made net purchases of marketable securities of $35.4 million as compared to net purchases of marketable securities of $24.6 million during the six months ended June 30, 2009. The proceeds from the sale of equipment decreased $18.0 million during the six months ended June 30, 2010.  The decrease in proceeds from the sale of equipment was principally due to the sale of three aircraft during the six months ended June 30, 2009. These increases were partly offset by two factors. First, during the six months ended June 30, 2010, we collected $4 million of a note receivable from United.  Second, our aircraft and rotable spare parts purchased decreased $4.4 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Cash Flows from Financing Activities.

Net cash provided by financing activities increased $16.3 million or 215.3%, during the six months ended June 30, 2010, compared to the six months ended June 30, 2009. The increase was primarily due to a reduction in the amount of cash we used to purchase of treasury stock.  During the six months ended June 30, 2010 we made purchases of treasury stock of $1.2 million, as compared to purchases of treasury stock of $17.5 million during the six months ended June 30, 2009.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2010, our total capital mix was 43.2% equity and 56.8% long-term debt, compared to 42.7% equity and 57.3% long-term debt at December 31, 2009.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2010	2011	2012	2013	2014	Thereafter

Operating lease payments for aircraft and facility obligations	$2,706,286	$129,999	$330,001	$324,348	$313,388	$301,993	$1,306,557
Interest commitments	625,356	42,740	82,544	76,265	69,318	63,029	291,460
Principal maturities on long-term debt	1,972,542	76,957	156,650	202,991	157,413	163,256	1,215,275
Total commitments and obligations	$5,304,184	$249,696	$569,195	$603,604	$540,119	$528,278	$2,813,292

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2010, we had 283 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.7 billion at June 30, 2010. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.9 billion at June 30, 2010.

Long-term Debt Obligations

As of June 30, 2010, we had $1,972.5 million of long term debt obligations related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.3% at June 30, 2010.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of June 30, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 73% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of June 30, 2010, we operated 18 CRJ200s for United under a pro-rate agreement and four CRJ200s under a pro-rate agreement with AirTran.  The average price per gallon of aircraft fuel increased 43.3% to $2.58 for the three months ended June 30, 2010, from $1.80 for the three months ended June 30, 2009.  The average price per gallon of aircraft fuel increased 48.3% to $2.55 for the six months ended June 30, 2010, from $1.72 for the six months ended June 30, 2009. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $5.0 million and $9.6 million in fuel expense for the three and six month periods ended June 30, 2010, respectively.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At June 30, 2010, we had variable rate notes representing 36.5% of our total long-term debt compared to 38.6% of our total long-term debt at December 31, 2009.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $1.8 million in interest expense and received $1.8 million additional interest income for the three months ended June 30, 2010. Based on this same hypothetical assumption, we would have incurred an additional $3.7 million in interest expense and received $3.6 million additional interest income for the six months ended June 30, 2010. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

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

ITEM 4.               CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2010, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position we have taken in that matter, our financial results would be negatively impacted.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is subject of litigation (summarized below) and  is not reasonably assured.  On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed

On July 31, 2009, SkyWest Airlines and Atlantic Southeast filed an Amended Complaint in the lawsuit adding claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Delta Connection Agreements. Under those claims, SkyWest Airlines and Atlantic Southeast seek recovery of all of the approximately $25 million withheld by Delta during December 2007. SkyWest Airlines and Atlantic Southeast are also seeking recovery of additional amounts withheld by Delta subsequent to December 2007. Discovery on SkyWest Airlines’ and Atlantic Southeast’s claims and defenses has not yet been completed. On September 4, 2009, Delta filed a motion to dismiss the Amended Complaint in part. Delta asserted that the claims added by SkyWest Airlines and Atlantic Southeast in the Amended Complaint should be dismissed based on legal arguments set forth in Delta’s memorandum in support of its motion. SkyWest Airlines and Atlantic Southeast opposed the motion.  On January 22, 2010, the Court granted Delta’s motion in part, dismissing the claims under Georgia law for voluntary payment and mutual departure from the strict terms of the Connection Agreements. SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the Amended Complaint, to the extent permitted by the Court’s ruling on the Motion to Dismiss, and their defenses to Delta’s counterclaims.  The Court’s rulings affect the current posture of the case, but do not preclude pursuit of the claims for breach of contract or for declaratory relief, under which SkyWest Airlines and Atlantic Southeast continue to seek recovery of the majority of the amounts withheld by Delta.

For financial reporting purposes we accrue an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we had not recorded a loss related to the preceding dispute as of June 30, 2010.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 15,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2010	435	$11.65	435	7,692,688
May 1 – May 31, 2010	—	—	—	7,692,688
June 1 – June 30, 2010	—	—	—	7,692,688
Total	435	$11.65	435	7,692,688

(1)       Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources.  In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”).  The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan.  As of June 30, 2010, we had spent approximately $248.2 million to purchase and retire approximately 12,307,312 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date.  The Stock Repurchase Plan expires on March 13, 2011.

ITEM 6:             EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2010.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and in his capacity as Principal Financial and Accounting Officer)