Form 10-Q
period 2010-09-30
SKYWEST INC
filed 2010-11-05
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2010
Common stock, no par value	55,041,666

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2010	December 31, 2009
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$82,774	$76,414
Marketable securities	793,954	645,301
Restricted cash	6,481	10,730
Income tax receivable	20,463	12,608
Receivables, net	103,429	111,902
Inventories, net	92,606	89,876
Prepaid aircraft rents	242,089	237,350
Deferred tax assets	49,235	45,197
Other current assets	24,657	24,721
Total current assets	1,415,688	1,254,099

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,726,282	3,612,658
Deposits on aircraft	—	4,247
Buildings and ground equipment	247,011	240,438
	3,973,293	3,857,343
Less-accumulated depreciation and amortization	(1,125,175)	(977,637)
Total property and equipment, net	2,848,118	2,879,706

OTHER ASSETS
Intangible assets, net	22,310	23,997
Other assets	110,048	153,000
Total other assets	132,358	176,997
Total assets	$4,396,164	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2010	2009
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$155,592	$148,571
Accounts payable	170,147	165,825
Accrued salaries, wages and benefits	72,938	67,377
Accrued aircraft rents	8,938	17,661
Taxes other than income taxes	22,754	17,476
Other current liabilities	38,011	32,925
Total current liabilities	468,380	449,835

OTHER LONG-TERM LIABILITIES	42,883	38,540

LONG-TERM DEBT, net of current maturities	1,787,439	1,816,318

DEFERRED INCOME TAXES PAYABLE	585,080	536,540

DEFERRED AIRCRAFT CREDITS	110,268	117,350

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,242,728 and 74,626,660 shares issued, respectively	588,145	578,153
Retained earnings	1,104,771	1,052,375
Treasury stock, at cost, 19,957,539 and 19,017,645 shares, respectively	(292,137)	(279,619)
Accumulated other comprehensive income	1,335	1,310
Total stockholders’ equity	1,402,114	1,352,219
Total liabilities and stockholders’ equity	$4,396,164	$4,310,802

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
OPERATING REVENUES:
Passenger	$676,932	$629,955	$1,942,244	$1,985,978
Ground handling and other	9,926	7,793	26,617	23,235
Total operating revenues	686,858	637,748	1,968,861	2,009,213
OPERATING EXPENSES:
Aircraft fuel	87,289	61,842	246,316	331,513
Salaries, wages and benefits	185,362	175,552	537,640	526,286
Aircraft maintenance, materials and repairs	120,863	119,055	338,984	327,604
Aircraft rentals	77,583	76,189	229,684	224,929
Depreciation and amortization	58,771	55,461	175,300	164,722
Station rentals and landing fees	31,769	27,500	91,205	90,352
Ground handling services	26,723	23,538	83,112	72,109
Other airline expense	40,216	35,358	116,629	107,852
Total operating expenses	628,576	574,495	1,818,870	1,845,367
OPERATING INCOME	58,282	63,253	149,991	163,846
OTHER INCOME (EXPENSE):
Interest income	2,810	1,841	10,922	7,287
Interest expense	(21,640)	(21,149)	(64,883)	(65,216)
Impairment on marketable securities	—	—	—	(7,115)
Other	(203)	1,582	(1,590)	1,378
	(19,033)	(17,726)	(55,551)	(63,666)
INCOME BEFORE INCOME TAXES	39,249	45,527	94,440	100,180
PROVISION FOR INCOME TAXES	13,775	16,961	35,296	36,022
NET INCOME	$25,474	$28,566	$59,144	$64,158

BASIC EARNINGS PER SHARE	$0.46	$0.51	$1.06	$1.15
DILUTED EARNINGS PER SHARE	$0.45	$0.50	$1.04	$1.13
Weighted average common shares:
Basic	55,901	55,605	55,897	55,936
Diluted	56,804	56,652	56,795	56,879

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months Ended September 30
	2010	2009

NET CASH PROVIDED BY OPERATING ACTIVITIES	$280,115	$308,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(636,887)	(684,040)
Sales of marketable securities	488,051	552,046
Payments received on note receivable from United Air Lines	79,333	—
Proceeds from the sale of equipment	138	18,534
Acquisition of property and equipment:
Aircraft and rotable spare parts	(137,190)	(212,274)
Buildings and ground equipment	(7,216)	(2,712)
Increase in other assets	(27,981)	(22,224)

NET CASH USED IN INVESTING ACTIVITIES	(241,752)	(350,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	81,698	139,580
Principal payments on long-term debt	(103,556)	(105,785)
Tax deficiency from exercise of common stock options	—	(1,023)
Return of deposits on aircraft and rotable spare parts	4,247	7,748
Net proceeds from issuance of common stock	4,888	8,721
Purchase of treasury stock	(12,518)	(18,445)
Payment of cash dividends	(6,762)	(6,800)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(32,003)	23,996

Increase (decrease) in cash and cash equivalents	6,360	(17,693)
Cash and cash equivalents at beginning of period	76,414	125,892

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,774	$108,199

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$59,295	$63,849
Income taxes	$382	$2,815

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its wholly-owned subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

Note B — Merger and Related Matters

On August 3, 2010, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ExpressJet Holdings, Inc. (“ExpressJet”) and Express Delaware Merger Co., a wholly-owned subsidiary of Atlantic Southeast (“Express Merger Co.”), pursuant to which Atlantic Southeast proposes to acquire ExpressJet.  The Merger Agreement provides for the merger of Express Merger Co. and ExpressJet, with ExpressJet becoming a wholly-owned subsidiary of Atlantic Southeast (the “Merger”).  If the Merger is completed as contemplated by the Merger Agreement, the ExpressJet stockholders will receive $6.75 in cash for each outstanding share of ExpressJet common stock, and the net acquisition price for all of the issued and outstanding shares of ExpressJet common stock (after giving effect to shares of ExpressJet common stock presently owned by Atlantic Southeast) would be approximately $133 million.  In connection with the proposed transaction, the Company has negotiated the terms of an amended capacity purchase agreement between ExpressJet and Continental Airlines, Inc., which the Company anticipates will become effective if the Merger is completed.  Completion of the Merger is subject to approval by ExpressJet’s stockholders, regulatory approvals and other customary closing conditions, and is currently expected to occur during the fourth quarter of 2010.

Note C — New Accounting Pronouncements

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

Note D — Passenger and Ground Handling Revenue

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

The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program. On September 8, 2010, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta’s letters also notified SkyWest Airlines and Atlantic Southeast of Delta’s estimate of the second lowest rates to be applied under those agreements. On September 10, 2010, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast, on one hand, and Delta, on the other hand, have exchanged subsequent correspondence, and SkyWest Airlines and Atlantic Southeast continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the second lowest rates of the carriers within the Delta Connection Program. Because SkyWest Airlines and Atlantic Southeast have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, the Company has evaluated the method for calculating the average rates and the second lowest rates of the carriers within the Delta Connection Program under the revenue recognition accounting guidance. The Company has recorded revenue under those agreements based on management’s understanding of the applicable terms in the Delta Connection Agreements and management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three and nine months ended September 30, 2010.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (See Note M for additional details).

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 14 Bombardier CRJ200 (“CRJ200”) regional jet aircraft  as a United Express carrier.  On February 11, 2010, Atlantic Southeast began operating as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.  During the three months ended September 30, 2010, Atlantic Southeast agreed to add two CRJ200s to the United Express Agreement on a short term basis. As of September 30, 2010, Atlantic Southeast was operating 16 CRJ 200s as a United Express carrier.

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

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United or AirTran, consummation of the proposed Merger contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements, settlement of reimbursement disputes with the Company’s major partners and settlement of the Delta rates.

Note E — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2010 the Company granted options to purchase 320,458 shares of common stock under the SkyWest, Inc. 2006 Long-Term Incentive Plan (the “2006 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2010.

Expected annual dividend rate	1.10%
Risk-free interest rate	1.88%
Average expected life (years)	4.6
Expected volatility of common stock	.402
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.78

During the nine months ended September 30, 2010, the Company granted 220,779 restricted stock units to employees of the Company and its subsidiaries under the 2006 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a share of the Company’s common stock. Additionally, during the nine months ended September 30, 2010, the Company granted 27,605 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $14.49 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended September 30, 2010 and 2009, the Company recorded pre-tax share-based compensation expense of $1.5 million and $1.7 million, respectively. During the nine months ended September 30, 2010 and 2009, the Company recorded pre-tax share-based compensation expense of $5.0 million and $6.2 million, respectively.

Note F — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended September 30, 2010 and 2009 options to acquire 4,315,000 and 4,334,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2010 and 2009 options to acquire 4,403,000 and 4,390,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Numerator
Net Income	$25,474	$28,566	$59,144	$64,158

Denominator
Weighted average number of common shares outstanding	55,901	55,605	55,897	55,936
Effect of outstanding share-based awards	903	1,047	898	943
Weighted average number of shares for diluted earnings per common share	56,804	56,652	56,795	56,879

Basic earnings per share	$0.46	$0.51	$1.06	$1.15
Diluted earnings per share	$0.45	$0.50	$1.04	$1.13

Note G — Comprehensive Income

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

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Net Income	$25,474	$28,566	$59,144	$64,158
Proportionate share of other companies foreign currency translation adjustment, net of tax	95	934	177	697
Unrealized appreciation (depreciation) on marketable securities, net of tax	129	(507)	(151)	3,618

Comprehensive income	$25,698	$28,993	$59,170	$68,473

Note H — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	September 30, 2010	December 31, 2009
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.35% to 3.81% through 2012 to 2020, secured by aircraft	$436,637	$469,663
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.69% to 7.52% through 2021, secured by aircraft	530,383	557,293
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	217,543	231,002
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	62,573	67,963
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2020, secured by aircraft	671,987	611,829
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	22,467	23,939
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	1,441	3,200
Long-term debt	$1,943,031	$1,964,889

Less current maturities	(155,592)	(148,571)

Long-term debt, net of current maturities	$1,787,439	$1,816,318

At September 30, 2010, the three-month and six-month LIBOR rates were 0.29% and 0.46%, respectively.   At December 31, 2009, the three-month and six-month LIBOR rates were 0.25% and 0.43%, respectively.

Note I — Commitments and Contingencies

As of September 30, 2010, the Company leased 293 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2010 (in thousands):

October through December 2010	$85,625
2011	348,336
2012	341,329
2013	328,746
2014	316,141
Thereafter	1,368,105
$2,788,282

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

As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of September 30, 2010, the Company owned $4.3 million of auction rate security instruments. The auction rate security instruments held by the Company at September 30, 2010 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its unaudited Condensed Consolidated Balance Sheet as of September 30, 2010. The Company has classified these securities as non-current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of September 30, 2010, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of September 30, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond	$790,652	$—	$790,652	$—
Commercial paper	2,500	—	2,500	—
Asset backed securities	802	—	802	—
	793,954	—	793,954	—

Cash, Cash Equivalents and Restricted Cash	89,255	89,255	—	—
Other Assets (a)	4,289	—	—	4,289
Total Assets Measured at Fair Value	$887,498	$89,255	$793,954	$4,289

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

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three and nine months ended September 30, 2010.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2010	$4,259
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	30
Transferred out	—
Settlements	—
Balance at September 30, 2010	$4,289

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,105.0 million as of September 30, 2010, as compared to the carrying amount of $1,943.0 million as of September 30, 2010.

Note K — Investment in Other Companies

In September  2008, the Company entered into an agreement to acquire a 20% interest in Trip. During the nine months ended September 30, 2010, the Company invested an additional $10 million in Trip. As of September 30, 2010, the Company’s investment balance in Trip was $32.1 million, which represents a 20% ownership interest and is recorded as an “Other asset” on the Company’s consolidated balance sheet. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip’s earnings on a one-quarter lag. The Company’s portion of Trip’s loss for the three and nine months ended September 30, 2010 was $0.2 million and $1.6 million, respectively.

On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). The Company’s investment in Air Mekong  is recorded as an “Other asset” on the Company’s consolidated balance sheet.  The Company anticipates accounting for the investment using the equity method of accounting and intends to reflect its equity interest in Air Mekong’s earnings on a one-quarter lag.

Note L — Note Receivable

On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan.

Note M — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2010, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which, if not resolved consistent with the position taken by the Company, would negatively impact the Company’s financial results.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation (summarized below) and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed.

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

ExpressJet Stockholder Litigation

Between August 5, 2010 and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the “Texas State Actions”) were filed by individual ExpressJet stockholders in the District Court of Harris County, Texas against ExpressJet and its directors.  Many of the petitions also name the Company, Atlantic Southeast and/or Express Merger Co. (together, the “SkyWest Defendants”) as defendants in the litigation.

The petitions filed in the Texas State Actions generally allege that the ExpressJet director defendants breached their fiduciary duties in connection with the negotiations and approval of the Merger Agreement and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties.  The Texas State Actions seek, among other things, an injunction enjoining the Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement which may be completed.  On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the “189th District Court).  On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court.  On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the “Consolidated Texas State Action”).

On September 20, 2010, a putative stockholder class action (the “Texas Federal Action” and, together with the Consolidated Texas State Action, the “Actions”) was commenced in the United States District Court for the Southern District of Texas, Houston Division.  The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions, but also includes allegations related to the ExpressJet preliminary proxy statement filed with the U. S. Securities and Exchange Commission on September 3, 2010.

On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the “MOU”) containing the terms of an agreement in principle to resolve the Actions.  The MOU provides that, in consideration for the settlement of the Actions, ExpressJet will make certain disclosures in the definitive proxy statement to be sent to the ExpressJet stockholders soliciting approval of the Merger.  In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU.  In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the merger.  If approved by the parties and the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the Merger.  The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action.  The settlement of the Consolidated Texas State Action is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the Merger.

For financial reporting purposes the Company accrues an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied with respect to the matters described above, the Company did not record a loss related such matters as of September 30, 2010.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2010 and 2009. Also discussed is our financial position as of September 30, 2010 and December 31, 2009. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2010, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our proposed acquisition of ExpressJet Holdings, Inc. (“ExpressJet”) pursuant to the terms of an Agreement and Plan of Merger, dated August 3, 2010, among SkyWest, Express Delaware Merger Co. (“Express Merger Co.”) and ExpressJet (the “Merger Agreement”), our future financial and operating results, our plans for SkyWest Airlines, Inc. (“SkyWest Airlines”) and Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”), our objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and Atlantic Southeast, we operate the largest regional airline in the United States. As of September 30, 2010, SkyWest Airlines and Atlantic Southeast offered scheduled passenger and air freight service with more than 2,800 total daily departures to 225 destinations in the United States, Canada, Mexico and the Caribbean. Additionally, as of September 30, 2010, we provided ground handling services for approximately 11 other airlines throughout our system. As of September 30, 2010, we had a combined fleet of 466 aircraft consisting of 258 50-seat Bombardier Aerospace (“Bombardier”) CRJ 200 Regional Jets (the “CRJ200”) (99 assigned to United Air Lines, Inc. (“United”), 150 assigned to Delta Air Lines, Inc. (“Delta”), four assigned to Air Tran Airways, Inc. (“AirTran”), three  used by SkyWest Airlines as additional maintenance spare aircraft  and two subleased to an un-affiliated entity) 125 70-seat Bombardier CRJ700 Regional Jets (the “CRJ700”)  (70 assigned to United and 55 assigned to Delta), 35 76-seat Bombardier CRJ900 Regional Jets (the “CRJ900”) (31 assigned to Delta and four subleased to an affiliated entity) and 48 30-seat Embraer Brasilia EMB-120 turboprop aircraft (the “Brasilia turboprop”) (35 assigned to United and 13 assigned to Delta). We believe our success in attracting multiple contractual relationships with our major airline partners is attributable to our delivery of high-quality customer service with an all cabin-class fleet at a competitive cost structure. For the three months ended September 30, 2010, approximately 49.7% of our aggregate capacity was operated under the United code, approximately 49.5% was operated under the Delta code and approximately 0.8% under the AirTran code.

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

As of September 30, 2010, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,750 total daily flights.

Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of September 30, 2010, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C.  (Dulles International Airport), operating approximately 900 daily flights.

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 14 CRJ200 aircraft as a United Express carrier. As of September 30, 2010, 16 CRJ200s were operating under the Atlantic Southeast United Express Agreement.  The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended September 30, 2010, contract flying revenue and pro-rate revenue represented approximately 88% and 12%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended September 30, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 36% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 64% flown under pro-rate arrangements. For the three months ended September 30, 2010, approximately 89% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 11% flown under pro-rate arrangements. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the AirTran code-share agreement, SkyWest Airlines has agreed to operate four CRJ200s for AirTran under a pro-rate arrangement.

Third Quarter Summary

We had revenues of $686.9 million for the three months ended September 30, 2010, a 7.7% increase, compared to revenues of $637.7 million for the three months ended September 30, 2009. We had net income of $25.5 million, or $0.45 per diluted share, for the three months ended September 30, 2010, a decrease of 10.8%, compared to $28.6 million of net income, or $0.50 per diluted share, for the three months ended September 30, 2009.

The significant items affecting our financial performance during the three months ended September 30, 2010 are summarized below:

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

The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (which is September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On September 8, 2010, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta’s letters also notified SkyWest Airlines and Atlantic Southeast of Delta’s estimate of the second lowest rates to be applied under those agreements. On September 10, 2010, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta’s estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast, on one hand, and Delta, on the other hand, have exchanged subsequent correspondence, and SkyWest Airlines and Atlantic Southeast continue to negotiate with Delta in an effort to determine an appropriate methodology for calculating the second lowest rates of the carriers within the Delta Connection program. Because SkyWest Airlines and Atlantic Southeast have not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements, we have evaluated the method for calculating the average rates and the second lowest rates of the carriers within the Delta Connection Program under the revenue recognition accounting guidance. We have recorded revenue under those agreements based on our management’s understanding of the applicable terms in the Delta Connection Agreements and our management’s best estimate of the revenue that will ultimately be realized upon settlement of the contractual rates with Delta with respect to the three months ended September 30, 2010.  As a result of the average rate and second lowest rate provisions, our passenger revenues decreased $4.9 million during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the three months ended September 30, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our Airtran code-share agreement increased $2.1 million compared to the three months ended September 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the average quarterly number of scheduled engine maintenance events we experienced during the three months ended September 30, 2010 will likely continue each quarter through 2010, 2011 and the first quarter of 2012.

Total available seat miles (“ASMs”) for the three months ended September 30, 2010 increased 6.4%, compared to the three months ended September 30, 2009, primarily due to SkyWest Airlines’ acceptance of 18 new CRJ700s since April 1, 2009 and its incremental placement of those aircraft into service over that period.  During the three months ended September 30, 2010, we generated 6.3 billion ASMs, compared to 5.9 billion ASMs during the three months ended September 30, 2009.

On August 3, 2010, we entered into the Merger Agreement with ExpressJet and Express Merger Co., a wholly-owned subsidiary of Atlantic Southeast.  The Merger Agreement provides for the merger of Express Merger Co. and ExpressJet, with ExpressJet becoming a wholly-owned subsidiary of Atlantic Southeast (the “Merger”).  If the Merger is completed as contemplated by the Merger Agreement, the ExpressJet stockholders will receive $6.75 in cash for each outstanding share of ExpressJet common stock, and the net acquisition price for all of the issued and outstanding shares of ExpressJet common stock (after giving effect to shares of ExpressJet common stock presently owned by Atlantic Southeast) would be approximately $133 million.  In connection with the proposed transaction, we have negotiated the terms of an amended capacity purchase agreement between ExpressJet and Continental Airlines, Inc., which we anticipate will become effective if the Merger is completed.  Completion of the Merger is subject to approval by ExpressJet’s stockholders, regulatory approvals and other customary closing conditions, and is currently expected to occur during the fourth quarter of 2010.

On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan.

On September 29, 2010, we invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”).  We anticipate accounting for the investment using the equity method of accounting and intend to reflect our equity interest in Air Mekong’s earnings on a one-quarter lag.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2009, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2009.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, share-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Three Months Ended September 30, 2010 and 2009

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2010		2009		% Change
Revenue passenger miles (000)	5,110,239		4,835,887		5.7
Available seat miles (“ASMs”) (000)	6,327,561		5,945,686		6.4
Block hours	379,129		359,573		5.4
Departures	249,783		230,823		8.2
Passengers carried	10,261,536		9,477,672		8.3
Passenger load factor	80.8%		81.3%		(0.5	) Pts
Revenue per available seat mile	10.9	¢	10.7	¢	1.9
Cost per available seat mile	10.3	¢	10.0	¢	3 .0
Cost per available seat mile excluding fuel	8.9	¢	9.0	¢	(1.1)
Fuel cost per available seat mile	1.4	¢	1.0	¢	40.0
Average passenger trip length (miles)	498		510		(2.4)

Revenues.  Operating revenues increased $49.1 million, or 7.7%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2010	2009	$ Change	% Change
Passenger revenues	$676,932	$629,955	$46,977	7.5%
Less: Fuel reimbursement from major partners	66,166	51,599	14,567	28.2%
Less: Engine overhaul reimbursement from major partners	28,729	32,952	(4,223)	(12.8)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$582,037	$545,404	$36,633	6.7%

Passenger revenues.  Passenger revenues increased $47.0 million, or 7.5%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in passenger revenues was due to an increase in fuel reimbursements from our major partners. The fuel reimbursement from our major partners increased $14.6 million or 28.2%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $36.6 million, or 6.7%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was generally consistent with the increase in ASMs. The increase in ASMs was primarily due to SkyWest Airlines acceptance of 18 new CRJ 700s since April 1, 2009 and its incremental placement of those aircraft into service over that period.

Ground handling and other.  Total ground handling and other revenues increased $2.1 million, or 27.4%, during the three months ended September 30, 2010, compared to the three  months ended September 30, 2009. The increase is primarily related to aircraft rental revenue to other airlines.  During the three months ended September 30, 2010, we  obtained leases for four CRJ900s and subleased the aircraft to Air Mekong.

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation of the following information on a cost per ASM basis is to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the three months ended September 30,
					2010	2009
	2010	2009	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$87,289	$61,842	$25,447	41.1%	1.4	1.0
Salaries, wages and benefits	185,362	175,552	9,810	5.6%	2.9	2.9
Aircraft maintenance, materials and repairs	120,863	119,055	1,808	1.5%	1.9	2.0
Aircraft rentals	77,583	76,189	1,394	1.8%	1.3	1.3
Depreciation and amortization	58,771	55,461	3,310	6.0%	0.9	0.9
Station rentals and landing fees	31,769	27,500	4,269	15.5%	0.5	0.5
Ground handling services	26,723	23,538	3,185	13.5%	0.4	0.4
Other	40,216	35,358	4,858	13.7%	0.6	0.6
Total operating expenses	628,576	574,495	54,081	9.4%	9.9	9.6
Interest	21,640	21,149	491	2.3%	0.4	0.4
Total airline expenses	$650,216	$595,644	54,572	9.2%	10.3	10.0

Fuel.  Fuel costs increased $25.4 million, or 41.1%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The average cost per gallon of fuel increased to $2.55 per gallon during the three months ended September 30, 2010, from $2.23 per gallon during the three months ended September 30, 2009. Commencing on June 1, 2009, Delta purchased the majority of the fuel for our Delta Connection aircraft.  United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	34,211	27,754	23.3%
Average price per gallon	$2.55	$2.23	14.3%
Fuel expense	$87,289	$61,842	41.1%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $9.8 million, or 5.6%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The average number of full-time equivalent employees increased 3.9% to 12,704 for the three months ended September 30, 2010, from 12,227 for the three months ended September 30, 2009.  The increase in the number of employees, and corresponding increase in crew-related salaries, wages and employee benefits, was primarily due to the increase in block hours and ASMs.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $1.8 million, or 1.5%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$120,863	$119,055	$1,808	1.5%
Less: Engine overhaul reimbursed from major partners	28,729	32,952	(4,223)	(12.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	17,470	15,346	2,124	13.8%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$74,664	$70,757	$3,907	5.5%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $3.9 million, or 5.5%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in maintenance expense excluding engine overhaul costs, was principally due to the increase in block hours.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the three months ended September 30, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement increased $2.1 million compared to the three months ended September 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the average quarterly number of scheduled engine maintenance events we experienced during the three months ended September 30, 2010 will likely continue each quarter through 2010 and 2011 and the first quarter of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $1.4 million, or 1.8%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  During the three months ended September 30, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong.

Depreciation and amortization.  Depreciation and amortization expense increased $3.3 million, or 6.0%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009.  The increase in depreciation expense was primarily due to SkyWest Airlines taking delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense increased $4.3 million, or 15.5%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in station rentals and landing fees expense was primarily due to an increase in the number of departures during the three months ended September 30, 2010 compared to the corresponding period of 2009.

Ground handling service.  Ground handling service expense increased $3.2 million, or 13.5%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in ground handling expense was due primarily to the expense SkyWest Airlines incurred in connection with outsourcing ten  new pro-rate stations to other ground handlers since October 1, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $4.9 million, or 13.7%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in other expenses was primarily due to the increase in ASMs during the three months ended September 30, 2010.

Interest.  Interest expense increased $0.5 million, or 2.3%, during the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase in interest expense was primarily due to SkyWest Airlines taking incremental delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Interest Income. Interest income increased $1.0 million, or 52.6% during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United during the fourth quarter of 2009 in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable by United to SkyWest Airlines under the SkyWest Airlines United Express Agreement.  This amount accrued a deferral fee of 8% which was included in interest income.  On August 11, 2010, United repaid the $80 million term loan.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $54.6 million, or 9.2%, during the three months ended September 30, 2010, compared to the three months ended September 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2010	2009	$ Change	% Change
Total airline expense	$650,216	$595,644	$54,572	9.2%
Less: Fuel expense	87,289	61,842	25,447	41.1%
Less: Engine overhaul reimbursement from major partners	28,729	32,952	(4,223)	(12.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	17,470	15,346	2,124	13.8%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$516,728	$485,504	$31,224	6.4%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $31.2 million, or 6.4%, during the three months ended September 30, 2010, compared to the three months ended

September 30, 2009. The percentage increase in total airline expenses, excluding fuel and engine overhauls, is generally consistent with the percentage increase in ASMs.

Net Income.  Primarily due to factors described above, net income decreased to $25.5 million, or $0.45 per diluted share, for the three months ended September 30, 2010, compared to $28.6 million, or $0.50 per diluted share, for the three months ended September 30, 2009.

Nine months Ended September 30, 2010 and 2009

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2010		2009		% Change
Revenue passenger miles (000)	14,255,267		13,160,338		8.3
Available seat miles (000)	17,909,594		16,663,270		7.5
Block hours	1,080,926		1,027,483		5.2
Departures	708,849		657,308		7.8
Passengers carried	28,680,837		25,996,245		10.3
Passenger load factor	79.6%		79.0%		0.6	Pts
Revenue per available seat mile	11.0	¢	12.1	¢	(9.1)
Cost per available seat mile	10.5	¢	11.5	¢	(8.7)
Cost per available seat mile excluding fuel	9.1	¢	9.5	¢	(4.2)
Fuel cost per available seat mile	1.4	¢	2.0	¢	(30.0)
Average passenger trip length (miles)	497		506		(1.8)

Revenues.  Operating revenues decreased $40.4 million, or 2.0%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2010	2009	$ Change	% Change
Passenger revenues	$1,942,244	$1,985,978	$(43,734)	(2.2)%
Less: Fuel reimbursement from major partners	186,630	311,735	(125,105)	(40.1)%
Less: Engine overhaul reimbursement from major partners	69,563	88,737	(19,174)	(21.6)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,686,051	$1,585,506	$100,545	6.3%

Passenger revenues.  Passenger revenues decreased $43.7 million, or 2.2%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $125.1 million, or 40.1%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $100.5 million, or 6.3%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to two factors. First, Atlantic Southeast experienced an abnormally high number of flight cancellations, primarily due to weather problems in its Atlanta hub, during the nine months ended September 30, 2009.  Additionally, on March 31, 2009, as a result of an internal audit, Atlantic Southeast grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer’s recommendations. Consequently, Atlantic Southeast cancelled approximately 750 more flights than normal as a result of the severe weather and the aircraft grounding during the three months ended March 31, 2009, which contributed to a decline in passenger revenue of approximately $7.6 million for the nine months ended September 30, 2010, compared to the corresponding period of 2009. Second, our block hour production increased 5.2% during the nine months end September 30, 2010, compared to the nine months ended September 30, 2009.The increase in block hours was primarily due to SkyWest Airlines taking incremental delivery of 18 CRJ 700s since April 1, 2009.

Ground handling and other.  Total ground handling and other revenues increased $3.4 million, or 14.6%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase was primarily related to aircraft rental revenue to other airlines.  During the nine months ended September 30, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong.

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation of the following information on a cost per ASM basis is to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the nine months ended September 30,
					2010	2009
	2010	2009	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$246,316	$331,513	$(85,197)	(25.7)%	1.4	2.0
Salaries, wages and benefits	537,640	526,286	11,354	2.2%	3.0	3.2
Aircraft maintenance, materials and repairs	338,984	327,604	11,380	3.5%	1.9	2.0
Aircraft rentals	229,684	224,929	4,755	2.1%	1.3	1.3
Depreciation and amortization	175,300	164,722	10,578	6.4%	1.0	1.0
Station rentals and landing fees	91,205	90,352	853	0.9%	0.5	0.5
Ground handling services	83,112	72,109	11,003	15.3%	0.4	0.4
Other	116,629	107,852	8,777	8.1%	0.6	0.7
Total operating expenses	1,818,870	1,845,367	(26,497)	(1.4)%	10.1	11.1
Interest	64,883	65,216	(333)	(0.5)%	0.4	0.4
Total airline expenses	$1,883,753	$1,910,583	(26,830)	(1.4)%	10.5	11.5

Fuel.  Fuel costs decreased $85.2 million, or 25.7%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The average cost per gallon of fuel increased to $2.55 per gallon during the nine months ended September 30, 2010, from $1.79 during the nine months ended September 30, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009.  United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	96,592	184,937	(47.8)%
Average price per gallon	$2.55	$1.79	42.5%
Fuel expense	$246,316	$331,513	(25.7)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $11.4 million, or 2.2%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The average number of full-time equivalent employees decreased 1.5% to 12,562 for the nine months ended September 30, 2010, from 12,748 for the nine months ended September 30, 2009. The decrease in number of employees was primarily due to a reduction in our customer service employees resulting from Delta transitioning 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009.  Although our decrease in full-time equivalent employees was primarily due to a reduction in customer service agents, we experienced an increase of 5.2% in block hours, which contributed to an increase in crew-related salaries, wages and employee benefits.  The net impact resulted in a 2.2% increase in salaries, wages and employee benefits for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $11.4 million, or 3.5%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$338,984	$327,604	$11,380	3.5%
Less: Engine overhaul reimbursed from major partners	69,563	88,737	(19,174)	(21.6)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	54,457	24,425	30,032	123.0%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$214,964	$214,442	$522	0.2%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $0.5 million, or 0.2%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in maintenance excluding engine overhaul costs was principally due to an increase in block hours offset by the timing of scheduled maintenance events.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our condensed consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our condensed consolidated statement of income on an as-incurred basis as maintenance expense. During the nine months ended September 30, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement increased $30.0 million compared to the nine months ended September 30, 2009.  The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events.  We anticipate the average quarterly number of scheduled engine maintenance events experienced during the quarter ended March 31, 2010, June 30, 2010 and September 30, 2010 will likely continue each quarter through 2010 and 2011 and the first quarter of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our condensed consolidated statements of income.

Aircraft rentals.  Aircraft rentals increased $4.8 million, or 2.1%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in aircraft rents was primarily due to Atlantic Southeast taking delivery of ten CRJ900s during 2009. These aircraft were financed through long-term leases.

Depreciation and amortization.  Depreciation and amortization expense increased $10.6 million, or 6.4%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The increase in depreciation expense was primarily due to SkyWest Airlines taking incremental delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Ground handling service.  Ground handling service expense increased $11.0 million, or 15.3%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in ground handling expense was due primarily to 16 new pro-rate stations SkyWest Airlines outsourced to other ground handlers since January 1, 2009.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $8.8 million, or 8.1%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in other expenses was primarily due to the increase in ASMs during the nine-month period.

Interest.  Interest expense decreased $0.3 million, or 0.5%, during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The decrease in interest expense was substantially due to a decrease in interest rates. At September 30, 2010, we had variable rate notes representing 36.3% of our total long-term debt . The majority of our variable rate notes are based on the three-month and six-month LIBOR rates. At September 30, 2010, the three-month and six-month LIBOR rates were 0.29% and 0.46%, respectively. At December 31, 2008, the three-month and six-month LIBOR rates were 1.43% and 1.75%, respectively. The decrease in interest rates was partly offset by SkyWest Airlines taking incremental delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

Interest Income. Interest income increased $3.6 million, or 49.9% during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United during the fourth quarter of 2009 in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable by United to SkyWest Airlines under the SkyWest Airlines United Express Agreement.  This amount accrued a deferral fee of 8% which was included in interest income. On August 11, 2010, United repaid the $80 million term loan.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $26.8 million, or 1.4%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2010	2009	$ Change	% Change
Total airline expense	$1,883,753	$1,910,583	$(26,830)	(1.4)%
Less: Fuel expense	246,316	331,513	(85,197)	(25.7)%
Less: Engine overhaul reimbursement from major partners	69,563	88,737	(19,174)	(21.6)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	54,457	24,425	30,032	123.0%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,513,417	$1,465,908	$47,509	3.2%

Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $47.5 million, or 3.2%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from operating larger regional jets.

Impairment of marketable securities.  As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the nine months ended September 30, 2009 for certain marketable securities deemed to have other-than-temporary impairment. We did not experience a corresponding charge during the nine months ended September 30, 2010.

Net Income.  Primarily due to factors described above, net income decreased to $59.1 million, or $1.04 per diluted share, for the nine months ended September 30, 2010, compared to $64.2 million, or $1.13 per diluted share, for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 and total cash  and marketable securities position as of September 30, 2010 and December 31, 2009 (in thousands).

	For the nine months ended September 30,
	2010	2009	$ Change	% Change
Net cash provided by operating activities	$280,115	$308,981	$(28,866)	(9.3)%
Net cash used in investing activities	(241,752)	(350,670)	108,918	31.1%
Net cash provided by (used in) financing activities	(32,003)	23,996	(55,999)	(233.4)%

	September 30, 2010	December 31, 2009	$ Change	% Change

Cash and cash equivalents	$82,774	$76,414	$6,360	8.3%
Restricted cash	6,481	10,730	(4,249)	(39.6)%
Marketable securities	793,954	645,301	148,653	23.0%
Total	$883,209	$732,445	$150,764	20.6%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $28.9 million or 9.3%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The decrease was primarily due to changes in accounts payable.  During the nine month ended September 30, 2010 accounts payable increased $4.3 million as compared to an increase in accounts payable of $38.9 million during the nine months ended September 30, 2009. The increase in the change in accounts payable was due primarily to the timing of our payments of engine overhaul expenses.

Cash Flows from Investing Activities.

Net cash used in investing activities decreased $108.9 million or 31.1%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The majority of the decrease was due to the collection of scheduled payments and full repayment of our term loan to United.  During the nine months ended September 30, 2010, we collected $79.3 million in outstanding principal payments from United. Second, our aircraft and rotable spare parts purchased decreased $75.1 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The decrease in aircraft and rotable spares was primarily due to the acquisition of seven CRJ 700s during the nine months ended September 30, 2009 compared to the acquisition of four CRJ 700s during the nine months September 30, 2010. The increase in aircraft and rotable spare parts was offset by net purchases of marketable securities.  During the nine months ended September 30, 2010 we made net purchases of marketable securities of $148.8 million as compared to net purchases of marketable securities of $132.0 million during the nine months ended September 30, 2009. The proceeds from the sale of equipment decreased $18.4 million during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.  The decrease in proceeds from the sale of equipment was principally due to the sale of three aircraft during the nine months ended September 30, 2009.

Cash Flows from Financing Activities.

Net cash provided by (used in) financing activities decreased $56.0 million or 233.4%, during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The decrease was primarily related to a decrease in proceeds from the issuance of long-term debt.  During the nine months ended September 30, 2010 we received proceeds from long-term debt of $81.7 million, as compared to the proceeds of $139.6  million during the nine months ended September 30, 2009. During the nine months ended September 30, 2010, we financed four CRJ 700s with long-term debt.  During the nine months ended September 30, 2009, we financed seven CRJ 700s with long-term debt.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2010, our total capital mix was 44.0% equity and 56.0% long-term debt, compared to 42.7% equity and 57.3% long-term debt at December 31, 2009.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	October-Dec 2010	2011	2012	2013	2014	Thereafter

Operating lease payments for aircraft and facility obligations	$2,788,282	$85,625	$348,336	$341,329	$328,746	$316,141	$1,368,105
Interest commitments	608,187	26,121	82,415	76,170	69,237	62,959	291,285
Principal maturities on long-term debt	1,943,031	47,445	156,650	202,991	157,413	163,256	1,215,276
Total commitments and obligations	$5,339,500	$159,191	$587,401	$620,490	$555,396	$542,356	$2,874,666

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2010, we had 293 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.8 billion at September 30, 2010. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at September 30, 2010.

Long-term Debt Obligations

As of September 30, 2010, we had $1,943.0 million of long term debt obligations related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.4% at September 30, 2010.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of September 30, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 64% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of September 30, 2010, we operated 18 CRJ200s for United under a pro-rate agreement and four CRJ200s under a pro-rate agreement with AirTran.  The average price per gallon of aircraft fuel increased 14.3% to $2.55 for the three months ended September 30, 2010, from $2.23 for the three months ended September 30, 2009.  The average price per gallon of aircraft fuel increased 42.5% to $2.55 for the nine months ended September 30, 2010, from $1.79 for the nine months ended September 30, 2009. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $5.2 million and $14.9 million in fuel expense for the three and nine-month periods ended September 30, 2010, respectively.

Interest Rates

Our earnings are affected by changes in interest rates based on the amounts of variable rate long-term debt and the amount of cash and securities we hold during any given period.  The interest rates applicable to variable rate notes may rise and increase the amount of interest expense.  We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline.  At September 30, 2010, we had variable rate notes representing 36.3% of our total long-term debt compared to 38.6% of our total long-term debt at December 31, 2009.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities.  Based on this hypothetical assumption, we would have incurred an additional $1.8 million in interest expense and received $2.0 million additional interest income for the three months ended September 30, 2010. Based on this same hypothetical assumption, we would have incurred an additional $5.5 million in interest expense and received $5.6 million additional interest income for the nine months ended September 30, 2010. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in the consolidated statement of income.

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

ITEM 4.               CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2010, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is subject of litigation (summarized below) and  is therefore not reasonably assured.  On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim.

On March 24, 2008, Delta filed a Motion to Dismiss the Complaint (the “Motion to Dismiss”). A hearing on the Motion to Dismiss was held September 5, 2008. In an order entered September 13, 2008, the Court granted in part and denied in part the Motion to Dismiss. The Court denied the Motion to Dismiss with respect to the breach of contract claim contained in the Complaint. The Court denied in part the Motion to Dismiss with respect to the action for declaratory judgment contained in the Complaint, and granted in part the Motion to Dismiss to the extent the Complaint seeks to read alternative or supplemental obligations created by prior conduct into the Delta Connection Agreements. The Court granted the Motion to Dismiss with respect to claims for estoppel, unilateral mistake, and mutual mistake contained in the Complaint. The breach of contract claims and declaratory relief claims were not dismissed.

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

ExpressJet Stockholder Litigation

Between August 5, 2010 and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the “Texas State Actions”) were filed by individual ExpressJet stockholders in the District Court of Harris County, Texas against ExpressJet and its directors.  Many of the petitions also name SkyWest, Atlantic Southeast and/or Express Merger Co. (together, the “SkyWest Defendants”) as defendants in the litigation.

The petitions filed in the Texas State Actions generally allege that the ExpressJet director defendants breached their fiduciary duties in connection with the negotiations and approval of the Merger Agreement and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties.  The Texas State Actions seek, among other things, an injunction enjoining the Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement which may be completed.  On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the “189th District Court).  On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court.  On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the “Consolidated Texas State Action”).

On September 20, 2010, a putative stockholder class action (the “Texas Federal Action” and, together with the Consolidated Texas State Action, the “Actions”) was commenced in the United States District Court for the Southern District of Texas, Houston Division.  The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions, but also includes allegations related to the ExpressJet preliminary proxy statement filed with the U. S. Securities and Exchange Commission on September 3, 2010.

On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the “MOU”) containing the terms of an agreement in principle to resolve the Actions.  The MOU provides that, in consideration for the settlement of the Actions, ExpressJet will make certain disclosures in the definitive proxy statement to be sent to the ExpressJet stockholders soliciting approval of the Merger.  In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU.  In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the merger.  If approved by the parties and the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the Merger.  The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action.  The settlement of the Consolidated Texas State Actions is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the Merger.

For financial reporting purposes we accrue an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we did not record a loss related to the preceding matters as of September 30, 2010.

ITEM 1A.  RISK FACTORS

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risk factor presented below reflects a material addition to the Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.  The risk factor set forth below supplements, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on  Form 10-K for the year ended December 31, 2009.

The proposed merger between Atlantic Southeast and ExpressJet presents certain risks to our business and operations.

On August 3, 2010, we entered into the Merger Agreement with ExpressJet and Express Merger Co., pursuant to which Atlantic Southeast would acquire all of the outstanding shares of ExpressJet common stock.  The Merger Agreement provides for the merger of Express Delaware Merger Co. and ExpressJet, with ExpressJet becoming a wholly-owned subsidiary of Atlantic Southeast.   Completion of the transaction is subject to approval by ExpressJet’s stockholders, regulatory approvals and other customary closing conditions.  The announcement of our intention to complete the Merger presents certain risks to our business and operations prior to the closing of the Merger, including, among other things, risks that:

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise beneficial business opportunities;
•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;
•	management’s attention and other company resources may be focused on the proposed Merger instead of on day-to-day management activities, including pursuing other beneficial opportunities; and
•	the Merger may not be completed, which may have an adverse effect on our stock price and future business and financial results.

In addition, if the Merger is completed, of which we can provide no assurance, we will be subject to additional risks, including, among other things, risks that:

•	we may be unable to successfully integrate Atlantic Southeast’s business and workforce with those of ExpressJet;
•	conditions, terms, obligations or restrictions imposed on us by regulatory authorities prior to granting regulatory clearance for the Merger may affect the combined company’s business and operations;
•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;
•	we may be unable to successfully manage the expanded business and monitor new operations and associated increased costs and complexity;

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2010	—	$—	—	7,692,688
August 1 – August 31, 2010	340,700	12.80	340,700	7,351,988
September 1 – September 30, 2010	515,471	13.54	515,471	6,836,517
Total	856,171	$13.24	856,171	6,836,517

(1)         Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of September 30, 2010, we had spent approximately $259.5 million to purchase and retire approximately 13,163,483 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on March 13, 2011.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2010.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer On behalf of the Registrant and in his capacity as Principal Financial and Accounting Officer)