Form 10-K
period 2010-12-31
SKYWEST INC
filed 2011-02-25
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 30, 2010 was approximately $662,770,767.

         As of February 17, 2011, there were 53,908,621 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

        Unless otherwise indicated, "SkyWest," "we," "us," "our" and similar terms refer to SkyWest, Inc.; "SkyWest Airlines" refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.; "Atlantic Southeast" refers to our wholly-owned subsidiary, Atlantic Southeast Airlines, Inc.; and"ExpressJet" refers to ExpressJet Airlines, Inc., a subsidiary of Atlantic Southeast

 Cautionary Statement Concerning Forward-Looking Statements

        Certain of the statements contained in this Annual Report on Form 10-K should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "hope," "likely," and "continue" and similar terms used in connection with statements regarding our outlook, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines, Atlantic Southeast and ExpressJet, the anticipated benefits of our acquisition of ExpressJet, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

  •
  our ability to achieve potential benefits from our acquisition of ExpressJet;

  •
  global and national economic conditions;

  •
  relations with our employees, including organized labor groups at Atlantic Southeast and ExpressJet and the impact of labor negotiations and agreements with our unionized and non-unionized employees;

  •
  the impact of increasing fuel prices on the airline industry;

  •
  ongoing litigation with Delta;

  •
  our ability to attract and retain code-share partners;

  •
  changes in our code-share relationships;

  •
  the cyclical nature of the airline industry;

  •
  competitive practices in the airline industry, including significant fare-restructuring activities, consolidation of major carriers (which leaves fewer potential code-share partners), capacity reductions and other restructurings by major and regional carriers, including Delta Air Lines ("Delta"), United Air Lines, Inc. ("United") Continental Airlines, Inc. ("Continental"), and AirTran Airways, Inc. ("AirTran");

  •
  increasing labor costs;

  •
  security related and insurance costs;

  •
  weather conditions;

  •
  government legislation and regulation;

  •
  reduced utilization levels of our aircraft under our code-share agreements;

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

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines, Atlantic Southeast and ExpressJet, we offer scheduled passenger service with approximately 4,000 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, Continental Express or AirTran under code-share arrangements with Delta, United, Continental or AirTran, respectively, with significant presence in Delta's, United's and Continental's key domestic hubs and focus cities. SkyWest Airlines, Atlantic Southeast and ExpressJet generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        On November 12, 2010, we completed the acquisition of ExpressJet via the merger of Express Delaware Merger Co., a wholly-owned subsidiary of Atlantic Southeast (the "Merger Subsidiary"), with and into ExpressJet Holdings, Inc., the parent company of ExpressJet ("ExpressJet Holdings"), with ExpressJet Holdings continuing as the surviving company in the merger and becoming a wholly-owned subsidiary of Atlantic Southeast (the "ExpressJet Merger").

        At the effective time of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares of ExpressJet Holdings common stock owned by ExpressJet Holdings as treasury stock or shares of ExpressJet Holdings common stock owned by SkyWest, Merger Subsidiary or any other wholly-owned subsidiary of SkyWest) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $131.6 million. After taking into effect the number of shares acquired by SkyWest, Merger Subsidiary and any other wholly-owned subsidiaries of SkyWest prior to the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

        SkyWest Airlines, Atlantic Southeast and ExpressJet have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972, Atlantic Southeast since 1979 and ExpressJet since 1986. As of December 31, 2010, our consolidated fleet consisted of a total of 710 aircraft, of which 246 were assigned to Delta, 242 were assigned to United, 206 were assigned to Continental, four were subleased to other affiliated entities, four were assigned to AirTran, three were assigned to ExpressJet's charter operations, three were designated as spare maintenance aircraft and two were subleased to other un-affiliated entities. We currently operate two types of regional jet aircraft: the Bombardier Aerospace ("Bombardier") regional jet, which comes in three different configurations (the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200")), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900") and the 50-seat Embraer ERJ-145 regional jet ("ERJ145"). We also operate the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop").

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,700 daily scheduled departures as of December 31, 2010, of which approximately 1,180 were United Express flights, 490 were Delta Connection flights and 30 were AirTran-coded flights. SkyWest Airlines' operations are conducted from hubs located in Chicago (O'Hare), Denver, Los Angeles, Milwaukee, San Francisco and Salt Lake City. SkyWest Airlines' fleet as of December 31, 2010 consisted of 21 CRJ900s, all of which were flown for Delta, 83 CRJ700s, of which 70 were flown for United and 13 for Delta; 142 CRJ200s, of which 83 were flown for United, 52 were flown for Delta, four were flown for AirTran, and three were used as spare maintenance aircraft, and 48 Brasilia turboprops, of which 38 were flown for United and 10 were flown for Delta.

        SkyWest Airlines currently conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). SkyWest Airlines' United code-share operations are conducted under a United Express Agreement pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives (the "SkyWest Airlines United Express Agreement"). Under the SkyWest Airlines United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions.

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement. The AirTran code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.

  Atlantic Southeast

        Atlantic Southeast provides regional jet service principally in the United States, primarily from hubs located in Atlanta, Cincinnati, Chicago (O'Hare) and Washington Dulles. Atlantic Southeast offered more than 900 daily scheduled departures as of December 31, 2010, of which approximately 800 were Delta Connection flights and 100 were United Express flights. Atlantic Southeast's fleet as of December 31, 2010, consisted of ten CRJ900s (all of which were flown for Delta), 42 CRJ700s (all of which were flown for Delta) and 114 CRJ200s (98 of which were flown for Delta and 16 of which were flown for United). Under the terms of a Second Amended and Restated Delta Connection Agreement executed by Atlantic Southeast and Delta (the "Atlantic Southeast Delta Connection Agreement"), Delta has agreed to compensate Atlantic Southeast for its direct costs associated with operating Delta Connection flights, plus, if Atlantic Southeast completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the Atlantic Southeast Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the Atlantic Southeast Delta Connection Agreement, excess margins over certain percentages must be returned to or shared with Delta, depending on various conditions. Atlantic Southeast's United code-share operations are conducted under a United Express Agreement pursuant to which Atlantic Southeast is paid primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives (the "Atlantic Southeast United Express Agreement"). Under the Atlantic Southeast United Express Agreement, excess margins over certain percentages must be returned or shared with United, depending on various conditions.

  ExpressJet

        ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O'Hare) and Washington Dulles. ExpressJet offered more than 1,300 daily scheduled departures as of December 31, 2010, of which approximately 1,050 were Continental Express flights and 250 were United Express flights. ExpressJet's fleet as of December 31, 2010 consisted of 244 ERJ145s 206 of which were flown for Continental, 35 of which were flown for United and three of which were used for charter operations. ExpressJet's Continental and United code-share operations are conducted under a Capacity Purchase Agreement executed between ExpressJet and Continental ("Continental CPA") and a United Express Agreement executed between ExpressJet and United ("ExpressJet United Express Agreement") pursuant to which ExpressJet is paid by Continental or United, as applicable, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines, Atlantic Southeast and ExpressJet compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines, Atlantic Southeast and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines, Atlantic Southeast and ExpressJet among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation, American Eagle Airlines, Inc. ("American Eagle") (owned by American Airlines, Inc. ("American")), Comair, Inc. ("Comair") (owned by Delta), Compass Airlines ("Compass"), Mesaba Airlines ("Mesaba"), Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc. ("Alaska Airlines")), Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic") and Trans State Airlines, Inc.("Trans State") Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines, Atlantic Southeast and ExpressJet represent the largest regional airline operation in the United States. However, some of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines, Atlantic Southeast and ExpressJet, individually or collectively. Additionally, regional carriers owned by major airlines, such as American Eagle and Comair, may have access to greater resources, through their parent companies, than SkyWest Airlines, Atlantic Southeast and ExpressJet, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines, Atlantic Southeast and ExpressJet. Nevertheless, the per passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta or United, or one or more other code-share partners we may secure in the future, experience a prolonged decline in passenger load or are harmed by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines, Atlantic Southeast and ExpressJet, as applicable, or cancel flights in order to reduce their costs.

Industry Overview

  Majors, Low Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Delta, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

        Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue"), Republic and AirTran, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

        Regional airlines, such as SkyWest Airlines, Atlantic Southeast, ExpressJet, Mesa, Pinnacle, Compass, Mesaba, Trans State and Republic typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including American Eagle, Comair, and Horizon, are wholly-owned subsidiaries of major airlines.

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

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Washington Dulles,

Denver, Los Angeles and San Francisco as United Express, out of Salt Lake City as Delta Connection and out of Milwaukee as an AirTran carrier. Atlantic Southeast operates primarily as Delta Connection out of Atlanta and Cincinnati and as United Express out of Chicago (O'Hare) and Washington Dulles. ExpressJet operates primarily as Continental Express out of Houston, Cleveland, Newark and Denver, and as United Express out of Chicago (O'Hare) and Washington Dulles. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

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

Code-Share Agreements

        SkyWest Airlines, Atlantic Southeast and ExpressJet operate under United Express Agreements with United. SkyWest, SkyWest Airlines and Atlantic Southeast operate under Delta Connection Agreements with Delta, ExpressJet operates under the Continental CPA with Continental and SkyWest Airlines operates under a code-share agreement with AirTran.

        These code-share agreements authorize Delta, United, Continental and AirTran to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "CO", or "FL") in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express Continental Express or AirTran. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta, United, Continental and AirTran. As of December 31, 2010, approximately 89% of our passenger revenues related to contract flights, where Delta, United or Continental controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues as of December 31, 2010 related to pro-rate flights, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta, United or AirTran according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2010, SkyWest Airlines operated 21 CRJ900s, 13 CRJ700s and 52 CRJ200s under the SkyWest Airlines Delta Connection Agreement. Additionally, as of December 31, 2010, SkyWest Airlines operated 10 Brasilia turboprops under the Delta code under a revenue-sharing arrangement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2010, SkyWest Airlines was operating approximately 490 Delta Connection flights per day. Generally, Delta is entitled to all passenger, cargo and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the SkyWest Airlines Delta Connection Agreement, SkyWest Airlines is scheduled to receive from Delta on a weekly basis (i) specified fixed rate payments for each completed flight, which are intended to pay for certain costs related to the Delta Connection flights, plus (ii) a fixed dollar payment per completed flight block hour, subject to annual escalation at an agreed rate. Costs directly reimbursed by Delta under the SkyWest Airlines Delta Connection Agreement include costs primarily related to fuel, aircraft engine maintenance and ownership.

        Among other provisions, the SkyWest Airlines Delta Connection Agreement also provides that, beginning with the third anniversary of the execution of the agreement (September 8, 2008), Delta has the right to require that certain contractual rates under that agreement shall not exceed the average rate of all carriers within the Delta Connection Program. On November 19, 2010, SkyWest Airlines reached an agreement with Delta related to the average rate provisions to be applied under the SkyWest Airlines Delta Connection Agreement.

        The SkyWest Airlines Delta Connection Agreement provides that, beginning with the fifth anniversary of the execution of the agreement (September 8, 2010), Delta has the right to require that certain contractual rates under that agreement shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, SkyWest Airlines reached an agreement with Delta related to the second lowest rate provisions to be applied under the SkyWest Airlines Delta Connection Agreement. As a result of that agreement, SkyWest Airlines and Delta have established the contractual rates which will apply under the SkyWest Airlines Delta Connection Agreement through December 31, 2015.

        The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances, including:

  •
  if SkyWest Airlines or Delta commits a material breach of the SkyWest Airlines Delta Connection Agreement, subject to 30-day notice and cure rights;

  •
  if SkyWest Airlines fails to conduct all flight operations and maintain all aircraft under the SkyWest Airlines Delta Connection Agreement in compliance in all material respects with applicable government regulations;

  •
  if SkyWest Airlines fails to satisfy certain performance and safety requirements;

  •
  if, under certain circumstances, Delta has a right to terminate the Atlantic Southeast Delta Connection Agreement;

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if SkyWest Airlines fails to maintain competitive base rate costs (provided that SkyWest Airlines has the right to adjust its rates prior to any such termination).

Atlantic Southeast Delta Connection Agreement

        Atlantic Southeast and Delta are parties to the Atlantic Southeast Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2010, Atlantic Southeast operated ten CRJ900s, 42 CRJ700s and 98 CRJ200s for Delta under the Atlantic Southeast Delta Connection Agreement. As of December 31, 2010, Atlantic Southeast was operating more than 800 Delta Connection flights per day between Atlanta or Cincinnati and outlying destinations. Under the Atlantic Southeast Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, Atlantic Southeast is entitled to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

        In exchange for providing the designated number of flights and performing Atlantic Southeast's other obligations under the Atlantic Southeast Delta Connection Agreement, Atlantic Southeast is scheduled to receive from Delta on a weekly basis (i) specified fixed rate payments for each completed flight, which are intended to pay for certain direct costs related to Delta Connection flights plus (ii) if Atlantic Southeast completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs (not including fuel costs) related to the Delta Connection flights. Costs directly reimbursed by Delta under the Atlantic Southeast Delta Connection Agreement include costs related to fuel, ground handling, and aircraft engine maintenance and ownership. The Atlantic Southeast Delta Connection Agreement also provides for incentive compensation based upon Atlantic Southeast's performance, including on-time arrival performance and completion percentage rates.

        Among other provisions, the Atlantic Southeast Delta Connection Agreement provides that, beginning with the third anniversary of the execution of the agreement (September 8, 2008), Delta has the right to require that certain contractual rates under that agreement shall not exceed the average rate of all carriers within the Delta Connection Program. On November 19, 2010, Atlantic Southeast reached an agreement with Delta related to the average rate provisions to be applied under the Atlantic Southeast Delta Connection Agreement.

        The Atlantic Southeast Delta Connection Agreement provides that, beginning with the fifth anniversary of the execution of the agreement (September 8, 2010), Delta has the right to require that certain contractual rates under that agreement shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, Atlantic Southeast reached an agreement with Delta related to the second lowest rate provisions to be applied under the Atlantic Southeast Delta Connection Agreement. As a result of that agreement, Atlantic Southeast and Delta have established the contractual rates which will apply under the Atlantic Southeast Delta Connection Agreement through December 31, 2015.

        The Atlantic Southeast Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The Atlantic Southeast Delta Connection Agreement is subject to early termination in various circumstances including:

  •
  if Atlantic Southeast or Delta commits a material breach of the Atlantic Southeast Delta Connection Agreement, subject to 30-day notice and cure rights;

  •
  if Atlantic Southeast fails to conduct all flight operations and maintain all aircraft under the Atlantic Southeast Delta Connection Agreement in compliance in all material respects with applicable government regulations;

  •
  if Atlantic Southeast fails to satisfy certain performance and safety requirements;

  •
  if, under certain circumstances, Delta has a right to terminate the SkyWest Airlines Delta Connection Agreement;

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if Atlantic Southeast fails to maintain competitive base rate costs (provided that Atlantic Southeast has the right to adjust its rates prior to any such termination).

SkyWest, Inc. Delta Connection Agreement

        In December 2006, we entered into a Delta Connection Agreement which awarded us the right to operate 12 CRJ700s, previously operated by Comair. This Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under the Atlantic Southeast Delta Connection Agreement. We have the right to designate either SkyWest Airlines or Atlantic Southeast to operate the 12 aircraft to provide service, primarily to and from Delta's Cincinnati hub through February 2012 (subject to Delta's right to extend the arrangement for up to three additional three-year terms). Under the arrangement, Delta has agreed to pay Atlantic Southeast or SkyWest Airlines, as applicable, a fixed-fee per completed block hour, a fixed-fee per completed departure, a fixed-fee for overhead, a one-time start-up payment for each aircraft delivered and incentive payments based upon performance, including on-time arrival performance and completion percentage rates. Additionally, Delta has agreed to reimburse SkyWest Airlines or Atlantic Southeast, as applicable, for certain operating costs under this Delta Connection Agreement.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the SkyWest Airlines United Express Agreement entered into on July 31, 2003. As of December 31, 2010, SkyWest Airlines operated 70 CRJ700s, 83 CRJ200s and 38 Brasilia turboprops under the SkyWest Airlines United Express Agreement, flying a total of approximately 1,180 United Express flights per day between Chicago (O'Hare), Denver, Los Angeles, San Francisco, Washington Dulles and designated outlying destinations. Generally, under the SkyWest Airlines United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates.

Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2010, 29 of the 38 Brasilia turboprops and 18 of the 83 CRJ200s SkyWest Airlines operated under the SkyWest Airlines United Express Agreement were operated under a revenue-sharing arrangement.

        On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan. SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing SkyWest Airlines United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate in 2019.

        On October 16, 2009, SkyWest Airlines and United agreed to extend the right of SkyWest Airlines to operate 40 regional jet aircraft under the SkyWest Airlines United Express Agreement until the end of their respective lease terms (on average 8.4 years).

        United has the option, upon twelve months prior notice, of extending the SkyWest Airlines United Express Agreement for five years. The SkyWest Airlines United Express Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or United fails to fulfill an obligation under the SkyWest Airlines United Express Agreement for a period of 60 days after written notice to cure;

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

Atlantic Southeast United Express Agreement

        On February 10, 2010, Atlantic Southeast and United entered into the Atlantic Southeast United Express Agreement, pursuant to which Atlantic Southeast operated 16 CRJ200 aircraft as a United Express carrier as of December 31, 2010. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

ExpressJet Continental CPA

        Effective November 12, 2010, ExpressJet entered into the Continental CPA, whereby ExpressJet agreed to provide regional airline service in the Continental flight system.

        The Continental CPA provides for a ten-year term, subject to early termination by Continental or ExpressJet upon the occurrence of certain events. Continental's termination rights include the right to terminate the Continental CPA if ExpressJet's performance falls below identified standards (and such failure is not cured within 60 days following receipt of notice), upon the occurrence of a labor strike lasting for 15 days and material defaults under certain lease agreements relating to aircraft operated by ExpressJet under the Continental CPA (provided that such material default is not cured within 60 days following receipt of notice). ExpressJet's termination rights include the right to terminate the Continental CPA if Continental fails to make payment of $500,000 or more due to ExpressJet under the Continental CPA and such failure is not cured within five business days following receipt of notice.

        Under the terms of the Continental CPA, ExpressJet operates 206 aircraft in the Continental flight system. All of the aircraft are leased to ExpressJet by Continental pursuant to sublease or lease agreements. Upon the expiration of the Continental CPA, ExpressJet is obligated to return the subleased or leased aircraft to Continental.

        Under the terms of the Continental CPA, Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. The parties to the Continental CPA have made customary representations, warranties and covenants, and the agreement contains other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

ExpressJet United Express Agreement

        ExpressJet and United are parties to the ExpressJet United Express Agreement entered into on December 1, 2009. As of December 31, 2010, ExpressJet operated 35 ERJ-145s under the United Express Agreement. Generally, under the ExpressJet United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing ExpressJet's' obligations under the ExpressJet United Express Agreement, ExpressJet receives from United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, fixed fee per completed departure, fixed fee per passenger and a fixed fee for overhead and aircraft costs. The ExpressJet United Express Agreement provides for incentives based upon ExpressJet's performance, including on-time arrival performance and completion percentage rates. Additionally, certain of ExpressJet's operating costs are reimbursed by United, including fuel costs.

        The ExpressJet United Express Agreement expires in three tranches: the agreement expires with respect to 13 aircraft on April 4, 2011, 11 aircraft on April 30, 2012 and 11 aircraft on April 30, 2013. The ExpressJet United Express Agreement also contains a renewal option, at United's election, for additional periods up to a total term of five years. Under the agreement, United must notify ExpressJet of its intention to renew each group of aircraft not less than six months prior to the end of the term for such aircraft.

SkyWest Airlines AirTran code-share agreement

        On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement; either party may terminate the agreement upon 120 days written notice.

Markets and Routes

        As of December 31, 2010, SkyWest Airlines and Atlantic Southeast scheduled the following daily flights as Delta Connection carriers: 644 flights to or from Hartsfield—Jackson Atlanta International Airport, 392 flights to or from Salt Lake City International Airport, 90 flights to or from Minneapolis International Airport, 52 flights to or from Memphis International Airport, 48 flights to or from

Detroit International Airport and 20 flights to or from Cincinnati/Northern Kentucky International Airport.

        As of December 31, 2010, SkyWest Airlines, Atlantic Southeast and ExpressJet scheduled the following daily flights as a United Express carrier: 460 flights to or from Chicago O'Hare International Airport, 376 flights to or from Denver International Airport, 256 flights to or from Los Angeles International Airport, 276 flights to or from San Francisco International Airport, 122 flights to or from Washington Dulles and 64 flights to or from other outlying airports.

        As of December 31, 2010, ExpressJet scheduled the following daily flights as a Continental Express carrier: 620 flights to or from Houston International Airport, 168 flights to or from Cleveland International Airport and 296 flights to or from Newark International Airport.

        As of December 31, 2010, SkyWest Airlines scheduled 56 daily flights as an AirTran carrier to or from Milwaukee International Airport.

        Our flight schedules are structured to facilitate the connection of our passengers with flights of our major partners at the airports we serve.

Training and Aircraft Maintenance

        SkyWest Airlines, Atlantic Southeast and ExpressJet employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines, Atlantic Southeast and ExpressJet crew members and maintenance personnel at their respective training facilities. SkyWest Airlines, Atlantic Southeast and ExpressJet also contract with third party vendors for non-routine airframe and engine maintenance.

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. However, our code-share agreements with Delta, United and Continental provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. United purchased fuel directly from fuel vendors for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Continental purchased all of the fuel for our Continental aircraft directly from Continental's fuel vendors; and as of June 1, 2009, Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. During the year ended December 31, 2010, approximately 76% of our fuel purchases were associated with our Delta and United code-share agreements and were reimbursed or paid directly by our major partners and approximately 24% of our fuel purchases were associated with our pro-rate operations. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Railway Labor Act

        Our relations with labor unions in the U.S. are governed by the Railway Labor Act. Under the Railway Labor Act, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the "NMB") an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB's usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

        Under the Railway Labor Act, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self help," unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in "self help." "Self help" includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent "self help" by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

        As of December 31, 2010, we had 18,378 full-time equivalent employees. Approximately 40% of these employees were represented by unions, including the following employee groups.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,500	Air Line Pilots Association International	Amendable November 2011
Atlantic Southeast Flight Attendants	960	Association of Flight Attendants—CNA	Amendable July 2012
Atlantic Southeast Flight Controllers	70	Professional Airline Flight Control Association	Amendable June 2014
Atlantic Southeast Mechanics	500	International Association of Machinists and Aerospace Workers	Union representation approved. Negotiations have not started.
Atlantic Southeast Stock Clerks	60	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.
ExpressJet Pilots	2,200	Air Line Pilots Association International	Amendable December 2010
ExpressJet Flight Attendants	1,100	International Association of Machinists and Aerospace Workers	Amendable August 2011
ExpressJet Mechanics	900	International Brotherhood of Teamsters	Amendable August 2009
ExpressJet Dispatchers	100	Transport Workers Union of America	Amendable July 2014
ExpressJet Production Workers	20	Union of Industrial Production Workers	N/A
ExpressJet Stock Clerks	80	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.

        Labor unions periodically engage in organizing efforts to represent various groups of our employees, including at our airline subsidiaries, that are not represented for collective bargaining purposes.

        The successful integration of ExpressJet into Atlantic Southeast and achievement of the anticipated benefits of our acquisition of ExpressJet depend significantly on integrating Atlantic Southeast's and

ExpressJet's employee groups and on maintaining productive employee relations. The integration of ExpressJet and Atlantic Southeast workforces will be challenging. Completing the integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delays or expenses or other challenges to integrating the workforces could impact the anticipated synergies from the combination of Atlantic Southeast and ExpressJet and affect our financial performance.

        As of December 31, 2010, SkyWest and SkyWest Airlines collectively employed 9,067 full-time equivalent employees consisting of 4,475 pilots and flight attendants, 2,956 customer service personnel, 1,146 mechanics and other maintenance personnel, and 490 administration and support personnel. None of these employees are currently represented by a union. We are aware, however, that collective bargaining group organization efforts among SkyWest Airlines' employees occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

Government Regulation

        All interstate air carriers, including SkyWest Airlines, Atlantic Southeast and ExpressJet, are subject to regulation by the U.S. Department of Transportation (the "DOT"), the U.S. Federal Aviation Administration (the "FAA") and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other ways, certifications, which are necessary for the continued operations of SkyWest Airlines, Atlantic Southeast and ExpressJet, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

        We believe SkyWest Airlines, Atlantic Southeast and ExpressJet are operating in compliance with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines, Atlantic Southeast and ExpressJet are subject. SkyWest Airlines', Atlantic Southeast's and ExpressJet's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest Airlines, Atlantic Southeast and ExpressJet do not currently operate at any airports where landing slots are restricted.

        All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines, Atlantic Southeast and ExpressJet are also subject to certain other federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines, Atlantic Southeast and ExpressJet are in compliance in all material respects with these laws and regulations.

Environmental Matters

        SkyWest, SkyWest Airlines, Atlantic Southeast and ExpressJet are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Safety and Security

        We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines, Atlantic Southeast and ExpressJet have taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code-share partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

        SkyWest, SkyWest Airlines, Atlantic Southeast and ExpressJet maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverages for loss or damage to our flight equipment, and workers' compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

 Risks Related to Our Operations

We are highly dependent on Delta, United and Continental.

        If any of our code-share agreements with Delta, United or Continental are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and may require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest, SkyWest Airlines and Atlantic Southeast Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by SkyWest, SkyWest Airlines or Atlantic Southeast of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or Atlantic Southeast from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or Atlantic Southeast, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines, Atlantic Southeast and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines, Atlantic Southeast and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines, Atlantic Southeast or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. The current terms of the Continental CPA are subject to certain early termination provisions and subsequent renewals. Continental may terminate the Continental CPA due to an uncured breach by ExpressJet of certain operational and performance provisions, including measures and standards related to flight completions and on-time arrivals.

        We currently use the systems, facilities and services of Delta, United and Continental to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta, United or Continental were to cease any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta, United or Continental personnel or for any other reason, we may not be able to replace those systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta, United and Continental could require us to sell or assign to them facilities and assets, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

We may be negatively impacted if Delta, United or Continental experiences significant financial difficulties in the future.

        For the year ended December 31, 2010 approximately 99.3% of our ASMs were attributable to our code-share agreements with Delta, United and Continental. Both Delta and United have incurred significant losses in recent years, which materially weakened their financial condition. Volatility in fuel prices may negatively impact Delta's, United's and Continental's results of operations and financial condition. Among other risks, Delta, United and Continental are vulnerable both to unexpected events

(such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta, United or Continental will be able to operate successfully under these financial conditions.

        In light of the importance of our code-share agreements with Delta, United and Continental to our business, a default by Delta, United or Continental under any of these agreements, or the termination of these agreements could jeopardize our operations. Such events could leave us unable to operate many of our current aircraft, as well as additional aircraft we are obligated to purchase, which would likely result in a material adverse effect on our operations and financial condition.

        The financial condition of Delta, United and Continental will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta, Continental and/or United could file for bankruptcy, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta, United and Continental have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, more volatile operating margins and more aggressive contractual positions, which could result in additional litigation. We believe that any of these developments could have a negative effect on many aspects of our operations and financial condition.

        On October 16, 2009, SkyWest Airlines agreed to defer receipt of certain amounts otherwise payable by United under the existing SkyWest Airlines United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate on October 16, 2019. United's failure to repay the amounts deferred pursuant to the foregoing financing arrangement could have a material adverse effect on our operations and financial condition.

Our ability to realize all of the anticipated benefits of the ExpressJet Merger will depend on the successful integration of the operations of Atlantic Southeast and ExpressJet.

        Many of the potential synergies of the ExpressJet Merger will only result from the successful integration of the operations of Atlantic Southeast and ExpressJet, both of which operated as independent airlines prior to the ExpressJet Merger. The integration of Atlantic Southeast and ExpressJet will require our management to devote significant attention and resources to combining both airlines' business practices and operations. We may also incur significant costs, and devote significant management time, in our efforts to obtain a single operating certificate for the combined operations of Atlantic Southeast and ExpressJet. There is no assurance that we will be able to achieve a single operating certificate for the combined operations of the two airlines. This integration process could result in the loss of key employees, diversion of management attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with passengers and employees or our ability to achieve the anticipated benefits of the ExpressJet acquisition, or could reduce our earnings or otherwise adversely affect our business and financial results.

The integration of the Atlantic Southeast and ExpressJet workforces will present significant challenges, including the possibility of labor-related disagreements that may adversely affect our operations.

        The successful integration of Atlantic Southeast and ExpressJet and achievement of the anticipated benefits of the ExpressJet Merger largely depend upon the successful combination of Atlantic Southeast's and ExpressJet's employee groups and on maintaining productive employee relations. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delays, expenses or other challenges to integrating the workforces could impact the anticipated synergies from the combination of Atlantic Southeast and ExpressJet and affect the operations and financial performance of the combined airline.

The amounts we receive under our code-share agreements may be less than the corresponding costs we incur.

        Under our code-share agreements with Delta, United and Continental, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2010, approximately 31% of our costs were pass-through costs and approximately 69% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

        SkyWest Airlines and Atlantic Southeast have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and Atlantic Southeast provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, SkyWest Airlines and Atlantic Southeast reached agreements with Delta related to the second lowest rate provisions to be applied under their respective Delta Connection Agreements. As a result, SkyWest Airlines and Atlantic Southeast have established the contractual rates which will apply under those agreements through December 31, 2015.

        There can be no assurance that the agreed-upon rates will be higher than the costs SkyWest Airlines and Atlantic Southeast will incur to provide the services required under their respective Delta Connection Agreement. The new rates and future rate adjustments could negatively affect our financial position and operating results.

SkyWest Airlines and Atlantic Southeast are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations, or "IROP" expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Delta seeks unspecified damages in its counterclaim. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is subject of litigation and is not reasonably assured. The current status of the litigation with Delta is summarized below in Item 3. Legal Proceedings.

        There can be no assurance that the dispute between SkyWest Airlines and Atlantic Southeast, on the one hand, and Delta, on the other hand, will be resolved consistent with the position taken by SkyWest Airlines and Atlantic Southeast. If the dispute is not resolved consistent with the position taken by SkyWest Airlines and Atlantic Southeast our financial results would be negatively impacted. The litigation may have other negative effects on our relationship with Delta and our operations under the existing Delta Connection Agreements.

Disagreements regarding the interpretation of our code-share agreements with our major partners could have an adverse effect on our operating results and financial condition.

        SkyWest, SkyWest Airlines, Atlantic Southeast and ExpressJet have entered into code-share agreements with Delta, United and Continental. For the year ended December 31, 2010, more than 99% of our ASMs were attributable to flights we flew under those agreements. We anticipate that, for the foreseeable future, substantially all of our revenues will be generated under existing or future code-share agreements.

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

        In recent years we have experienced disagreements with our major partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation (see the preceding risk factor entitled SkyWest Airlines and Atlantic Southeast are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta), and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time and financial resources.

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

        As of December 31, 2010, we had a total of approximately $1.9 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2010, we had 539 aircraft under lease, with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.7 billion at December 31, 2010. At a 6.2% discount factor, the present value of these lease obligations was equal to approximately $2.0 billion at December 31, 2010. As of December 31, 2010, we had commitments of approximately $193.5 million to purchase four new CRJ700s and lease eight used CRJ700s. We expect to complete these deliveries by the fourth quarter of 2011. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

We may be limited from expanding our flying within the Delta, United and Continental flight systems, and there are constraints on our ability to provide airline services to airlines other than Delta, United and Continental.

        Additional growth opportunities within the Delta, United and Continental flight systems are limited by various factors. Except as currently contemplated by our existing code-share agreements, we cannot assure that Delta, United or Continental will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Furthermore, the troubled financial condition and prior bankruptcies and restructurings of Delta and United may reduce the growth of regional flying within their flight systems. Given the troubled nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. Additionally, even if Delta, United and/or Continental choose to expand our fleet on terms acceptable to us, they may be allowed at any time to subsequently reduce the number of aircraft covered by our code-share agreements. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially and adversely affect our operating results and our financial condition.

        Delta, United, Continental and AirTran may be restricted in increasing their business with us, due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta's scope limitations restrict its partners from operating aircraft with over 76 seats, even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

        Our business model depends on major airlines, including Delta, United, Continental and AirTran electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American and Alaska Airlines, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta, United or Continental to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

        Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under the SkyWest Airlines Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under the Atlantic Southeast Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under the SkyWest Airlines United Express Agreement, growth is restricted in Chicago (O'Hare International Airport), Denver, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport). Due to the fluctuations in our schedules, which are established primarily by our major partners, there may be times that the number of flights we fly to and from a particular airport may exceed the limitations set forth in one or more of our code-share agreements. The breach of those limitations could constitute a breach of the applicable code-share agreement, which could have a material adverse effect on our operations.

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

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2010, our salary, wage and benefit costs constituted approximately 28.9% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        Approximately 40% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The Railway Labor Act generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the Railway Labor Act have been exhausted.

        SkyWest Airlines' employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines' employees being represented by one or more unions. Moreover, one or more unions representing Atlantic Southeast and ExpressJet employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines' employees. One or more unions representing Atlantic Southeast or ExpressJet employees may also assert that SkyWest Airlines' employees should be subject to Atlantic Southeast or ExpressJet collective bargaining agreements. If SkyWest Airlines' employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines' employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

        If we are unable to reach labor agreements with any current or future unionized work groups, we may be subject to work interruptions or stoppages, which may adversely affect our ability to conduct our operations and may even allow Delta, United or Continental to terminate their respective code-share agreement.

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

        Pursuant to our contract flying arrangements, Delta, United and Continental have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 64% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2010, we operated 18 CRJ200s under a pro-rate agreement with United and four CRJ200s under a pro-rate arrangement with AirTran. Our operating and financial results with respect to these pro-rate arrangements can be affected by the price and availability of jet fuel and in the event we are unable to pass on increased fuel prices to our pro-rate customers by increasing fares our financial performance would be adversely impacted.

The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

        Prompted by the crash of a Colgan aircraft, which killed 50 people near Buffalo, New York, passengers and governmental authorities have raised questions about pilot qualifications, training and fatigue. The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") was signed into law by President Barack Obama in August of 2010. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

        The Improvement Act also:

  •
  Requires that all airline pilots obtain an Airline Transport Pilot license, which is currently only required for captains.

  •
  Mandates that the Federal Aviation Administration (FAA) set up a new database of pilot records, including records to be provided by airlines and other sources, so that airlines will have access to more information before they hire pilots.

  •
  Requires the FAA to issue new regulations governing the airlines' obligations to submit pilot records and the requirements for airlines to obtain access for information in the database before the database portion of the Improvement Act becomes effective.

  •
  Directs the FAA to rewrite the rules for how long pilots are allowed to work and how much rest they must have before working.

        The implementation of the Improvements Act (and associated regulations) may increase our compliance and FAA reporting obligations, have a negative effect on pilot scheduling, work hours or other aspects of our operations, and negatively impact our operations and financial condition.

Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

        Our code-share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code-share agreements. Generally, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements, however, in recent years our major partners have reduced our utilization to levels which, at times, have been lower than the levels required by our code-share agreements. If our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major partners may change routes and frequencies of flights, which can shorten flight trip lengths. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code-share agreements would adversely impact our financial results.

Declining interest rates could have a negative effect on our financial results.

        Our earnings are affected by changes in interest rates due to the amount of our variable rate long-term debt and the amount of cash and securities we hold. Under our contractual arrangements with our major partners, we are directly reimbursed for interest expense on aircraft as a pass-through cost. The pass-through interest expense is recorded as passenger revenue in our consolidated statement of income. Thus, a decline in interest expense associated with contract aircraft would be passed through to our major partners. Interest expense increased $0.2 million, or 0.2%, during the year ended December 31, 2010 compared to the year ended December 31, 2009. The increase in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income increased $3.3 million, or 29.3% during the year ended December 31, 2010, compared to the year ended December 31, 2009. Interest income is not a component of our contractual arrangement with our major partners. If interest rates were to decline, our major partners would receive the principal benefit of the interest expense decline, since interest expense is generally passed through to our major partners, however, if declining interest rates reduce our interest income, our financial results will be negatively affected.

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

        The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through December 31, 2011, covering losses to employees, passengers, third parties and aircraft. If the U.S. government ceases to provide such insurance beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase insurance coverage, likely with a narrower scope, from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

        We rely on a limited number of aircraft types, and are dependent on Bombardier and Embraer as the sole manufacturers of our aircraft. For the year ended December 31, 2010, 41.5% of our available seat miles were flown using CRJ200s, 38.1% of our available seat miles were flown using CRJ700s and 11.4% of our available seat miles were flown using CRJ900s. As of December 31, 2010, we had commitments of approximately $193.5 million to purchase four new CRJ700s and lease eight used CRJ700s. We expect to complete these deliveries by fourth quarter of 2011.

        Any significant disruption or delay in the expected delivery schedule of our fleet would adversely affect our business strategy and overall operations and could have a material adverse impact on our operating results or our financial condition. Certain of Bombardier's aerospace workers are represented by unions and have participated in at least one strike in recent history. Any future prolonged strike at Bombardier or delay in Bombardier's production schedule as a result of labor matters could disrupt the delivery of regional jets to us, which could adversely affect our planned fleet growth. We are also dependent on General Electric and Rolls Royce as the sole manufacturers of our aircraft engines. General Electric and Rolls Royce also provide parts, repair and overhaul services, and other types of support services on our engines. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer, General Electric and/or Rolls Royce to provide sufficient parts or related maintenance and support services to us on a timely or economical basis, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines. In addition, the issuance of FAA directives restricting or prohibiting the use of Bombardier aircraft types we operate would have a material adverse effect on our business and operations.

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        Our maintenance costs increased $51.4 million, or 11.8%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The average age of our CRJ200s and our ERJ145s is approximately 9.2 years and 9.0 years, respectively. Most of the parts on the CRJ200 and ERJ145 fleets are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our maintenance costs are expected to continue to increase on our CRJ200 and ERJ145 fleets. Under our SkyWest Airlines and Atlantic Southeast United Express Agreements, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in SkyWest Airlines' and Atlantic Southeast's' United Express operations. The actual cost of maintenance on CRJ200 engines may vary from the agreed upon rates. During the year ended December 31, 2010, our CRJ200 engine expense for aircraft operated under our SkyWest Airlines and Atlantic Southeast United Express Agreements increased $41.5 million as compared to the year ended December 31, 2009.

        Because the average age of our CRJ900s and CRJ700s as of December 31, 2010 was approximately 3.1 and 5.7 years, respectively, our CRJ900 and CRJ700 fleets require less maintenance now than we anticipate they will require in the future. We have incurred relatively low maintenance expenses on our CRJ900 and CRJ700 fleets because most of the parts on these aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Those increased costs will have a negative impact on our financial results.

If we incur problems with any of our third-party service providers, our operations could be adversely affected.

        Our reliance upon others to provide essential services to support our operations may limit our ability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including fuel supply and delivery, aircraft maintenance, services and ground facilities, and software and expect to enter into additional similar agreements in the future. These agreements are generally subject to termination after notice. Any material problems with the efficiency and timeliness of our automated or contract services could have a material adverse effect on our business, financial condition and results of operations.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather or for any other reason, could have a material adverse impact on our operations.

        We currently operate primarily through hubs in Atlanta, Los Angeles, Milwaukee, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky, Houston, Washington, D.C., Newark, Cleveland and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including Atlantic Southeast. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, Milwaukee and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our, operations and financial performance.

We are increasingly dependent on technology, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

        We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. The performance and reliability of our technology are critical to our ability to compete effectively. Technology initiatives will continue to require significant capital investments in order to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex technology systems of each of Atlantic Southeast and ExpressJet. If we are unable to manage these challenges effectively, our business and operations could be negatively affected.

        In addition, any internal technological error or failure or large scale external interruption in the technology infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of technology could impact our customer service and result in increased costs. Like most companies, our technology systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues. While we have in place, and continue to invest in, technology security initiatives and disaster recovery plans, these measures may not be adequate or implemented properly to prevent a business disruption and mitigate the resulting adverse financial consequences.

Our investment in foreign airlines may negatively impact our profitability.

        On September 4, 2008, we announced our intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2010, we had an investment balance of $35.0 million in Trip, which represents a 20% interest in Trip. On September 29, 2010, the Company acquired a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"), for $7 million. Our investments in Trip and Air Mekong are recorded as "Other assets" on our consolidated balance sheet. There is no assurance that either Trip or Air Mekong will ultimately succeed in its respective business plan. In the event that Trip or Air Mekong incurs operating losses or files for bankruptcy, our investment may have little or no value and our financial results and condition would be negatively impacted.

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

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major carriers, including Delta, United and Continental, the slowing U.S. economy and increased hostilities in Iraq, the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways and Frontier among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between United and Continental in October 2010, Delta and Northwest Airlines, Inc. ("Northwest") in November 2008 and America West Airlines and US Airways in September 2005, as well as the announced merger of Southwest and AirTran. We understand that several airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our code-share partners.

        As a result of industry consolidations, one or more major airlines may change their strategy regarding the use of their wholly-owned regional carriers and the use of third party regional carriers such as SkyWest Airlines, Atlantic Southeast and ExpressJet. The major airlines may also make other strategic changes such as changing or consolidating hub locations. If our major partners were to make changes such as these in their strategy and operations, our operations and financial results could be adversely impacted.

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

        The price of aircraft fuel is unpredictable and was volatile during much of 2008 and 2009 and, to a lesser degree, 2010. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. In the long run, such decreases will likely have an adverse effect on the number of flights such partner will ask us to provide and the revenues associated with such flights. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

We are subject to significant governmental regulation.

        All interstate air carriers, including SkyWest Airlines, Atlantic Southeast and ExpressJet, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2010, we had 54,172,971 shares outstanding. In addition, as of December 31, 2010, we had equity-based incentive plans under which 4,419,708 shares are reserved for issuance and an employee stock purchase plan under which 2,643,208 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

  None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2010, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	86	172	50	1,500	530	9.2
CRJ700s	65	60	70	1,600	530	5.7
CRJ900s	11	24	90	1,500	530	3.1
ERJ145s	0	244	50	1,500	530	9.0
Brasilia Turboprops	9	39	30	300	300	13.5

        On January 4, 2011, we announced SkyWest Airlines' plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Additionally, we have announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Airlines. SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $193.5 million through 2011.

        The following table outlines the number of Bombardier Regional Jets that SkyWest Airlines, Atlantic Southeast and ExpressJet are scheduled to receive during each of the periods set forth below and the expected size and composition of our combined fleet following the receipt of these aircraft.

The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of each lease.

	During the fiscal year ending December 31,
	2011	2012	2013	2014
Additional aircraft deliveries
Additional CRJ200s	0	0	0	0
Additional CRJ700s	17	0	0	0
Additional CRJ900s	0	0	0	0

	As of December 31,
	2011	2012	2013	2014
Expected fleet size
Total Bombardier Regional Jets	428	392	382	372
Total Embraer Regional Jets	228	217	198	172
Total Brasilia Turboprops	33	28	16	9
Total Combined Fleet	689	637	596	553

  Bombardier and Embraer Regional Jets

        The Bombardier and Embraer Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, as well as a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier and Embraer Regional Jets is comparable to larger aircraft operated by the major airlines, and they have a range of approximately 1,600 miles; however, because of their smaller size and efficient design, the per-flight cost of operating a Bombardier or Embraer Regional Jet is generally less than that of a 120-seat or larger jet aircraft.

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2010, SkyWest Airlines operated 48 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

Ground Facilities

        SkyWest, SkyWest Airlines, Atlantic Southeast and ExpressJet own or lease the following principal properties:

SkyWest Facilities

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

Atlantic Southeast Facilities

  •
  Atlantic Southeast leases from the City of Atlanta Department of Aviation an aircraft hangar facility consisting of 203,170 square-feet of building space, a 15,015 square-foot ground service equipment maintenance facility, aircraft parking, employee parking, a newly constructed 18,110 square-foot training facility and 71,209 square feet of newly renovated office space which is utilized as Atlantic Southeast's corporate headquarters. The lease agreement for the Aircraft Hanger Complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  Atlantic Southeast leases from Macon-Bib County Industrial Authority an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,425 square-foot aircraft hangar facility and 41,140 square feet of training and office space. The lease agreement has a sixteen-year term and is scheduled to expire on April 1, 2018. Atlantic Southeast has subleased the hangar complex to an unrelated aircraft maintenance provider; however Atlantic Southeast remains obligated for payment and other obligations of the lessee under the lease agreement.

  •
  Atlantic Southeast leases from the City of Baton Rouge/Parish of East Baton Rouge an aircraft hangar Complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square feet of office support space. Atlantic Southeast has the right to occupy the Baton Rouge Aircraft Hangar Complex rent-free until 2022.

  •
  Atlantic Southeast leases from the City of Columbia, South Carolina an aircraft hangar complex located at the Columbia Metropolitan Airport in Lexington County. The complex includes a 35,350 square-foot hangar, utility and office facility, and 321,098 square feet of ramp and parking space adjoining the hangar. The lease agreement has a five year term and is scheduled to expire on June 30, 2015.

  •
  Atlantic Southeast leases from the City of Atlanta Department of Aviation 34 gates and other premises of the Central Passenger Terminal Complex (CPTC) located on Concourse C and Concourse D at Hartsfield-Jackson Atlanta International Airport. On September 20, 2010 the CPTC lease agreement was extended for a seven year term and is currently scheduled to expire on September 20, 2017.

  •
  Atlantic Southeast leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Chattanooga, Tennessee and Washington, D.C. (Dulles International Airport).

ExpressJet Facilities

  •
  ExpressJet leases a 42,000 square foot office facility in Houston, Texas, which it has used as its administrative headquarters. ExpressJet also leases a second building in Houston, Texas, that consists of 68,000 square feet, of which 18,000 square feet is used for executive and administrative staff and 50,000 square feet is used by one of ExpressJet's wholly-owned subsidiaries for production and warehouse space. To reduce overhead expenses, we moved executive and administrative staff from this second building to the headquarters building and are working to sublease the space. Additionally, ExpressJet leases a 57,000 square foot training center located in Houston, Texas.

  •
  ExpressJet currently operate six major maintenance facilities in Houston, Cleveland, Newark, Knoxville, Shreveport and Richmond, as well as four satellite line maintenance facilities in other cities. Additionally, XJT Mexico, Inc., a wholly owned subsidiary of ExpressJet, owns three buildings consisting of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space in Saltillo, Mexico that is leased to another of ExpressJet's wholly-owned subsidiaries, Saltillo Jet Center S. de R.L. de C.V., for use in its aircraft painting business.

  •
  ExpressJet leases all of its airport passenger facilities either directly with the airport authorities or in some cases, through arrangements with Continental, on a net-rental basis. ExpressJet's largest operational centers are located at Houston's George Bush Intercontinental Airport, which is approximately 155,000 square feet consisting of various passenger loading bridges and hardstand positions; Cleveland's Hopkins International Airport, which is approximately 106,000 square feet consisting of passenger loading bridges, hardstand positions and overflow gates; and Newark Liberty International Airport, which consists of passenger loading bridges and ERJ compatible gates. In addition, at each of Continental's three domestic hubs and various other locations, our passenger and baggage handling space is provided by Continental on varying terms depending on the prevailing practice at each location.

Our management deems the current facilities of SkyWest, SkyWest Airlines, Atlantic Southeast and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2010, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

Atlantic Southeast and SkyWest Airlines v. Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds we believe are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of June 30, 2008, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation (summarized below) and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim. Discovery in that action was not yet complete. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County, Georgia Superior Court, and filed a new complaint in the Georgia State Court of Fulton County. The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.

        During the fourth quarter of 2010, we began preliminary settlement discussions with Delta related to the dispute. Notwithstanding the legal merits of the case, we offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; a result of our settlement offer, we recorded a bad debt allowance of $5.9 million as of December 31, 2010. SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in their Complaint pending in the Georgia State Court of Fulton County.

ExpressJet Stockholder Litigation

        Between August 5, 2010, and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the "Texas State Actions") were filed by individual ExpressJet Holdings stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name SkyWest, Atlantic Southeast and/or Merger Subsidiary (together, the "SkyWest Defendants") as defendants in the litigation.

        The petitions filed in the Texas State Actions generally allege that the ExpressJet Holdings director defendants breached their fiduciary duties in connection with the negotiations and approval of the definitive merger agreement which sets forth the terms and conditions of the ExpressJet Merger (the "Merger Agreement"), and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the ExpressJet Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the "189th District Court). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the "Consolidated Texas State Action").

        On September 20, 2010, a putative stockholder class action (the "Texas Federal Action" and, together with the Consolidated Texas State Action, the "Actions") was commenced in the United States District Court for the Southern District of Texas, Houston Division. The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions, but also includes allegations related to the ExpressJet Holdings preliminary proxy statement filed with the U. S. Securities and Exchange Commission on September 3, 2010.

        On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the "MOU") containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet Holdings made certain disclosures in the definitive proxy statement that was sent to the ExpressJet Holdings stockholders soliciting approval of the ExpressJet Merger. In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet Holdings stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the ExpressJet Merger. The court has scheduled a hearing for April 14, 2011 to consider whether the negotiated settlement should be approved. If approved by the parties and the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the ExpressJet Merger. The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action. The settlement of the Consolidated Texas State Actions is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the ExpressJet Merger.

        For financial reporting purposes we accrue an estimated loss if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we did not record a loss related to the preceding matter as of December 31, 2010.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 17, 2011, there were approximately 949 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2010		2009
Quarter	High	Low	High	Low
First	17.28	13.86	$19.05	$8.19
Second	15.49	12.17	15.47	9.66
Third	14.05	11.48	18.04	10.28
Fourth	16.72	13.73	18.02	13.97

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2010 and 2009, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2010.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,586,979	$19.96	7,062,916

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2010, included in Item 8 of this Report, for additional information regarding these plans.

Issuer Purchases of Equity Securities

        Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended December 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2010	243,829	$14.20	243,829	6,592,688
November 1 - November 30, 2010	515,058	15.90	515,058	6,077,630
December 1 - December 31, 2010	355,156	16.44	355,156	5,722,474

Total	1,114,043	$15.70	1,114,043	5,722,474

(1)
Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management's discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the "Stock Repurchase Plan"). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of December 31, 2010, we had spent approximately $277.0 million to purchase and retire approximately 14,277,526 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on March 13, 2011.

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

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2010, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
	Base Period Dec05
Company Name / Index		Dec06	Dec07	Dec08	Dec09	Dec10
SkyWest, Inc.	100	95.41	100.90	70.44	64.85	60.56
NASDAQ Composite	100	111.74	124.67	73.77	107.12	125.93
Peer Group	100	106.13	69.92	49.08	50.74	61.65

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange. The members of the Peer Group are: AirTran Holdings, Inc.; Alaska Air Group, Inc.: Allegiant Travel Co.; AMR Corp/DE; Delta Air Lines, Inc.; Great Lakes Aviation, LTD.; Hawaiian Holdings, Inc.; JetBlue Airways, Corp.; Pinnacle Airlines, Corp.; Republic Airways, Holdings Inc.; SkyWest, Inc. Southwest Airlines, United Continental Holdings, Inc.; and US Airways Group, Inc .

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2010(2)	2009	2008	2007	2006
Operating revenues	$2,765,145	$2,613,614	$3,496,249	$3,374,332	$3,114,656
Operating income	201,826	212,195	255,231	344,524	339,160
Net income	96,350	83,658	112,929	159,192	145,806
Net income per common share:
Basic	$1.73	$1.50	$1.95	$2.54	$2.33
Diluted	$1.70	1.47	1.93	2.49	2.30
Weighted average shares:
Basic	55,610	55,854	57,790	62,710	62,474
Diluted	56,526	56,814	58,633	64,044	63,382
Total assets	$4,446,510	$4,310,802	$4,014,291	$3,990,525	$3,731,419
Current assets	1,369,565	1,254,099	1,220,668	1,210,139	1,095,454
Current liabilities	562,640	449,835	386,604	398,219	408,431
Long-term debt, net of current maturities	1,738,936	1,816,318	1,681,705	1,732,748	1,675,626
Stockholders' equity	1,420,923	1,352,219	1,275,521	1,246,007	1,178,293
Return on average equity(1)	6.9%	6.4%	9.0%	13.1%	13.9%
Cash dividends declared per common share	$0.16	$0.16	$0.13	$0.12	$0.12

(1)
Calculated by dividing net income by the average of beginning and ending stockholders' equity for the year.

(2)
On November 12, 2010, we completed the ExpressJet Merger for $136.5 million in cash. Our 2010 consolidated operating revenues contain 50 days of additional revenue and expenses generated subsequent to the ExpressJet Merger.

Selected Operating Data

	Year Ended December 31,
	2010	2009	2008	2007	2006
Block hours	1,547,562	1,363,257	1,376,815	1,438,818	1,298,769
Departures	1,001,766	870,761	872,288	904,795	857,631
Passengers carried	40,411,089	34,544,772	33,461,819	34,392,755	31,465,552
Revenue passenger miles (000)	20,227,220	17,448,958	17,101,910	17,892,282	15,819,191
Available seat miles (000)	25,503,845	22,142,650	22,020,250	22,968,768	20,209,888
Revenue per available seat mile	10.8¢	11.8¢	15.9¢	14.7¢	15.4¢
Cost per available seat mile	10.4¢	11.2¢	15.2¢	13.7¢	14.3¢
Average passenger trip length	501	505	511	520	503
Number of operating aircraft at end of year	704	449	442	436	410

        The following terms used in this section and elsewhere in this Report have the meanings indicated below:

        "Revenue passenger miles" represents the number of miles flown by revenue passengers.

        "Available seat miles" represents the number of seats available for passengers multiplied by the number of miles those seats are flown.

        "Revenue per available seat mile" represents passenger revenue divided by available seat miles.

        "Cost per available seat mile" represents operating expenses plus interest divided by available seat miles.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2010, 2009 and 2008. Also discussed is our financial position as of December 31, 2010 and 2009. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines, Atlantic Southeast and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2010, SkyWest Airlines, Atlantic Southeast and ExpressJet offered scheduled passenger and air freight service with more than 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2010, we operated a combined fleet of 710 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	150	—	55	31	10	246
United	99	35	70	—	38	242
Continental	—	206	—	—	—	206
AirTran	4	—	—	—	—	4
Maintenance Spare	3	—	—	—	—	3
Charter	—	3	—	—	—	3
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4

Total	258	244	125	35	48	710

        For the year ended December 31, 2010, approximately 47.5% of our aggregate capacity was operated under the United Express Agreements, approximately 46.5% was operated under the Delta Agreements, approximately 5.3% was operated under the Continental CPA and approximately 0.7% was operated under the AirTran code-share agreement.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In 2009, SkyWest Airlines entered into a code-share agreement with AirTran. As of December 31, 2010, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,700 total daily flights.

        Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of December 31, 2010, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C. (Dulles International Airport), operating approximately 900 daily flights.

        On November 12, 2010, we completed the ExpressJet Merger. At the effective time of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares of ExpressJet Holdings common stock owned by ExpressJet Holdings as treasury stock or shares of ExpressJet Holdings common stock owned by SkyWest or any of its subsidiaries was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $131.6 million. After taking into effect the number of shares acquired by SkyWest and its subsidiaries prior to the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

        ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O'Hare) and Washington Dulles. ExpressJet offered more than 1,300 daily scheduled departures as of December 31, 2010, of which approximately 1,050 were Continental Express flights and 250 were United Express flights. ExpressJet's fleet as of December 31, 2010 consisted of 244 ERJ145s, 206 of which were flown for Continental, 35 were flown for United and three were used in charter operations. ExpressJet's Continental and United code-share operations are conducted under the Continental CPA and the ExpressJet United Express Agreement, pursuant to which ExpressJet is paid by Continental or United, as applicable, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives.

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2010, contract flying revenue and pro-rate revenue represented approximately 89% and 11%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the year ended December 31, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 36% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 64% flown under pro-rate arrangements. For the year ended December 31, 2010, approximately 89% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 11% flown under pro-rate arrangements. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the AirTran code-share agreement, SkyWest Airlines has agreed to operate four CRJ200s for AirTran under a pro-rate arrangement.

 Financial Highlights

        We had revenues of $2.8 billion for the year ended December 31, 2010, a 5.8% increase, compared to revenues of $2.6 billion for the year ended December 31, 2009. We had net income of $96.4 million, or $1.70 per diluted share, for the year ended December 31, 2010, an increase of 15.2%, compared to $83.7 million of net income, or $1.47 per diluted share, for the year ended December 31, 2009.

        The significant items affecting our financial performance during the year ended December 31, 2010 are summarized below:

        Under the Delta Connection Agreements, Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta's letters also notified SkyWest Airlines and Atlantic Southeast of Delta's estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast, on one hand, and Delta, on the other hand, exchanged subsequent correspondence, and in November 2010, the parties reached an agreement related to the average rate provisions applied under the Delta Connection Agreements.

        The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program. On September 8, 2010, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta's letters also notified SkyWest Airlines and Atlantic Southeast of Delta's estimate of the second lowest rates to be applied under those agreements. On September 10, 2010, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of finalizing contractual rates payable under the Delta Connection Agreements from September 8, 2008 through December 31, 2010, we recorded $10.3 million in additional revenue during the quarter ended December 31, 2010.

        Under the terms of the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and Atlantic Southeast for initiatives that directly result in pass through cost savings. Delta has agreed to share such savings on an equal basis for a twelve-month period. During the quarter ended December 31, 2010, Delta paid to SkyWest Airlines and Atlantic Southeast approximately $6.9 million in cost savings revenue.

        On November 12, 2010, we completed the ExpressJet Merger. At the effective time of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares of ExpressJet Holdings common stock owned by ExpressJet Holdings as treasury stock or shares of ExpressJet Holdings common stock owned by SkyWest or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the Merger, the aggregate value of the ExpressJet Merger consideration was $131.6 million. After taking into effect the number of shares acquired by SkyWest and its subsidiaries, the aggregate value of the ExpressJet Merger consideration was $136.5 million. As part of the ExpressJet Merger, we recorded a purchase accounting gain of $15.6 million. This amount represents the difference between the consideration paid and the net fair value of ExpressJet Holdings' tangible and intangible assets acquired and liabilities assumed. The fair value of the assets and liabilities acquired were more than purchase price.

        Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement increased $41.5 million compared to the year ended December 31, 2009. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the average quarterly number of scheduled engine maintenance events we experienced during the year ended December 31, 2010 will likely continue each quarter through 2011 and the first quarter of 2012.

        Total available seat miles ("ASMs") for the year ended December 31, 2010 increased 15.2%, compared to the year ended December 31, 2009, primarily due to the ExpressJet Merger, as well as SkyWest Airlines' acceptance of 18 new CRJ700s since April 1, 2009, and its incremental placement of those aircraft into service over that period. During the year ended December 31, 2010, we generated 25.5 billion ASMs, compared to 22.1 billion ASMs during the year ended December 31, 2009.

        On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan.

        On September 29, 2010, we invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"). We anticipate accounting for the investment using the equity method of accounting and intend to reflect our equity interest in Air Mekong's earnings on a one-quarter lag.

Outlook

        On January 4, 2011, we announced SkyWest Airlines' plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Additionally, we have announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Airlines. SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2010, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the lower of the prior period's approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented in accordance with revenue recognition guidelines. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated to the next estimated overhaul event or to the remaining useful life, whichever is shorter. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under the SkyWest Airlines United Express Agreement. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third-party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while Atlantic Southeast's aircraft are primarily debt-financed on a long-term basis and the majority of ExpressJet's aircraft are leased from Continental for a nominal amount. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets.

Impairment of Long-Lived and Intangible Assets

        As of December 31, 2010, we had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2010, we had approximately $21.7 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2010, we had recorded $12.0 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired. Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2010. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

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

2010 Compared to 2009

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2010		2009		% Change
Revenue passenger miles (000)	20,227,220		17,448,958		15.9%
Available seat miles ("ASMs") (000)	25,503,845		22,142,650		15.2%
Block hours	1,547,562		1,363,257		13.5%
Departures	1,001,766		870,761		15.0%
Passengers carried	40,411,089		34,544,772		17.0%
Passenger load factor	79.3%		78.8%		0.50	pts
Revenue per available seat mile	10.8	¢	11.8	¢	(8.5)%
Cost per available seat mile	10.4	¢	11.2	¢	(7.1)%
Fuel cost per available seat mile	1.3	¢	1.8	¢	(27.8)%
Average passenger trip length (miles)	501		505		(0.8)%

        Revenues.    Operating revenues increased $151.5 million, or 5.8%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2010	2009	$ Change	% Change
Passenger revenues	$2,724,276	$2,582,238	$142,038	5.5%
Less: Fuel reimbursement from major partners	258,523	360,309	(101,786)	(28.2)%
Less: Engine overhaul reimbursement from major partners	106,241	112,556	(6,315)	(5.6)%

Passenger revenue excluding fuel and engine overhauls reimbursements	$2,359,512	$2,109,373	$250,139	11.9%

        Passenger revenues.    Passenger revenues increased $142.0 million, or 5.5%, during the year ended December, 31 2010, compared to the year ended December 31, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $250.1 million, or 11.9%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to four factors. First, Atlantic Southeast experienced an abnormally high number of flight cancellations, primarily due to weather problems in its Atlanta hub, during the year ended December 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, Atlantic Southeast grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer's recommendations. Consequently, Atlantic Southeast cancelled approximately 750 more flights than normal as a result of the severe weather and the aircraft grounding during the three months ended March 31, 2009.Those calculations contributed to an increase in passenger revenue of approximately $7.6 million for the year ended December 31, 2010, compared to 2009. Second, our block hour production increased 13.5% during the year end December 31, 2010, compared to the year ended December 31, 2009.The increase in block hours was primarily due to SkyWest Airlines taking incremental delivery of 18 CRJ 700s since April 1, 2009 and the completion of ExpressJet Merger on November 12, 2010. Third, during the three months ended December 31, 2010, SkyWest Airlines and Atlantic Southeast finalized certain contractual rates from September 8, 2008 through December 31, 2010 with Delta. As a result, we recorded $10.3 million in additional revenue as a result of the finalization of contractual rates during the quarter ended December 31, 2010. Fourth, under the terms of the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and Atlantic Southeast for initiatives that directly result in pass through cost savings. Delta agreed to share such savings with SkyWest Airlines and Atlantic Southeast on an equal basis for a twelve-month period. During the three months ended December 31, 2010, Delta paid, and SkyWest Airlines and Atlantic Southeast recognized, approximately $6.9 million in cost savings revenue.

        Ground handling and other.    Total ground handling and other revenues increased $9.5 million, or 30.3%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily related to aircraft rental revenue to other airlines. During the year ended December 31, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong. In addition, ExpressJet had approximately $4.3 million in ground handling and other revenue during 2010.

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

	For the year ended December 31,
	2010	2009	$ Change	% Change
					2010 Cents Per ASM	2009 Cents Per ASM
	Amount	Amount	Amount	Percent
Aircraft fuel	$340,074	$390,739	$(50,665)	(13.0)%	1.3	1.8
Salaries, wages and benefits	764,933	698,326	66,607	9.5%	3.0	3.2
Aircraft maintenance, materials and repairs	487,466	436,039	51,427	11.8%	1.9	2.0
Aircraft rentals	311,909	300,773	11,136	3.7%	1.2	1.3
Depreciation and amortization	236,499	221,548	14,951	6.7%	0.9	1.0
Station rentals and landing fees	129,537	116,312	13,225	11.4%	0.5	0.5
Ground handling services	110,649	95,805	14,844	15.5%	0.4	0.4
Acquisition related costs	8,815	—	8,815	N/A	0.1	—
Other	173,437	141,877	31,560	22.2%	0.7	0.6

Total operating expenses	2,563,319	2,401,419	161,900	6.7%	10.0	10.8
Interest	86,517	86,330	187	0.2%	0.4	0.4

Total airline expenses	$2,649,836	$2,487,749	162,087	6.5%	10.4	11.2

        Fuel.    Fuel costs decreased $50.7 million, or13.0%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The average cost per gallon of fuel increased to $2.74 per gallon during the year ended December 31, 2010, from $1.87 during the year ended December 31, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009. United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. Continental also purchases the majority of the fuel under the ExpressJet Continental CPA. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	124,094	209,254	(40.7)%
Average price per gallon	$2.74	$1.87	46.5%
Fuel expense	$340,074	$390,739	(13.0)%

        Salaries Wages and Employee Benefits.    Salaries, wages and employee benefits increased $66.6 million, or 9.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily related to the completion of the ExpressJet Merger on November 12, 2010 and the related increase in production. The average number of full-time equivalent employees increased 5.7% to 13,363 for the year ended December 31, 2010, from 12,642 for the year ended December 31, 2009, due primarily to the completion of the ExpressJet Merger..

        Aircraft maintenance, materials and repairs.    Maintenance costs increased $51.4 million, or 11.8%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2010	2009	$ Change	% Change
Aircraft maintenance, materials and repairs	$487,466	$436,039	$51,427	11.8%
Less: Engine overhaul reimbursed from major partners	106,241	112,556	(6,315)	(5.6)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	75,706	34,176	41,530	121.5%

Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$305,519	$289,307	$16,212	5.6%

        Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $16.2 million, or 5.6%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in maintenance excluding engine overhaul costs was principally due to the completion of the ExpressJet Merger.

        Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31, 2010, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement increased $41.5 million compared to the year ended December 31, 2009. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the average number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue each quarter through 2011 and the first quarter of 2012.

        Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental CPA, we are also reimbursed for actual engine cost by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of income.

        Aircraft rentals.    Aircraft rentals increased $11.1 million, or 3.7%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily due to the following two factors: First, during the year ended December 31, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong. Second, we completed the ExpressJet Merger on November 12, 2010. ExpressJet incurred approximately $3.6 million in aircraft rental expense since the completion of the ExpressJet Merger.

        Depreciation and amortization.    Depreciation and amortization expense increased $15.0 million, or 6.7%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in depreciation expense was primarily due to SkyWest Airlines taking incremental delivery of 18 new CRJ700s since April 1, 2009. These aircraft were financed through long-term debt.

        Station rentals and landing fees.    Station rentals and landing fees expense increased $13.2 million, or 11.4%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in station rentals and landing fees expense was primarily due to the acquisition of ExpressJet on November 12, 2010 and related additional station rent.

        Ground handling service.    Ground handling service expense increased $14.8 million, or 15.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in ground handling expense was due primarily to 16 new pro-rate stations SkyWest Airlines outsourced to other ground handlers since January 1, 2009.

        Acquisition-related costs.    During the year ended December 31, 2010, we incurred $8.8 million of direct severance, legal and advisor fees associated with the ExpressJet Merger.

        Other expenses.    Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $31.6 million, or 22.2%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in other expenses was primarily due to the completion of the ExpressJet Merger on November 12, 2010.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $162.1 million, or 6.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2010	2009	$ Change	% Change
Total airline expense	$2,649,836	$2,487,749	$162,087	(6.5)%
Less: Fuel expense	340,074	390,739	(50,665)	(13.0)%
Less: Engine overhaul reimbursement from major partners	106,241	112,556	(6,315)	(5.6)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	75,706	34,176	41,530	121.5%

Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,127,815	$1,950,278	$177,537	9.1%

        Excluding fuel and engine overhaul costs and CRJ 200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $177.5 million, or 9.1%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The percentage increase in total airline expenses excluding fuel and engine overhauls, was less than the percentage increase in ASMs, which was primarily due to the increased operating efficiencies obtained from operating larger regional jets.

        Impairment of marketable securities.    As a result of an ongoing valuation review of our marketable securities portfolio, we recognized a pre-tax charge of approximately $7.1 million during the year ended December 31, 2009 for certain marketable securities deemed to have other-than-temporary impairment. We did not experience a corresponding charge during the year ended December 31, 2010.

        Interest Income.    Interest income increased $3.3 million, or 29.3% during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in interest income was due primarily to the secured term loan SkyWest Airlines extended to United during the fourth quarter of 2009 in the amount of $80 million. The term loan bore interest at a rate of 11%, with a ten-year amortization period. SkyWest Airlines also agreed to defer $49 million otherwise payable to SkyWest Airlines under the SkyWest Airlines United Express Agreement. This amount accrues a deferral fee of 8% which is reported in our consolidated statement of income as interest income. On August 11, 2010, United repaid the $80 million term loan together with accrued interest.

        Purchase Accounting Gain.    On November 12, 2010, we completed the ExpressJet Merger. As a result of the ExpressJet Merger, we recorded a purchase accounting gain of $15.6 million. This amount represents the difference between the consideration paid and the estimated net fair value of the tangible and intangible assets acquired and liabilities assumed. The estimated net fair value of the assets and liabilities acquired was more than the purchase price.

        Income Taxes.    The provision for income taxes, as a percentage of income before taxes, decreased to 34.0% in 2010 from 36.5% in 2009. The reduction of 2.5% reflects the impact of a purchase accounting gain that does not have a tax effect, resulting in a decrease in the rate of approximately 4.5%. This decrease was offset by an increase of approximately 2.0% resulting from a decrease in tax exempt interest income and an increase in expenses not deductible for tax purposes. We currently expects our 2011 effective tax rate to be approximately 38.5%.

        Net Income.    Primarily due to factors described above, net income increased to $96.4 million, or $1.70 per diluted share, for the year ended December 31, 2010, compared to $83.7 million, or $1.47 per diluted share, for the year ended December 31, 2009.

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

        Revenues.    Operating revenues decreased $882.6 million, or 25.2%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenues. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2009	2008	$ Change	% Change
Passenger revenues	$2,582,238	$3,466,287	$(884,049)	(25.5)%
Less: Fuel reimbursement from major partners	360,309	1,185,201	(824,892)	(69.6)%
Less: Engine overhaul reimbursement from major partners	112,556	120,101	(7,545)	(6.3)%

Passenger revenue excluding fuel and engine overhaul reimbursements	$2,109,373	$2,160,985	$(51,612)	(2.4)%

        Passenger revenues.    Passenger revenues decreased $884.0 million, or 25.5%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in passenger revenues was primarily due to a decrease in fuel reimbursements from our major partners. The fuel reimbursement from our major partners decreased $824.9 million or 69.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, decreased $51.6 million, or 2.4%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The percentage decrease in passenger revenues, excluding fuel and engine overhaul reimbursements, was more than the percentage increase in ASMs, primarily due to three factors. First, Atlantic Southeast experienced an abnormally high number of flight cancellations in part due to significant weather related cancellations in its Atlanta hub during the three months ended March 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, Atlantic Southeast grounded 60 CRJ200s in order to perform engine safety inspections in accordance with the manufacturer's recommendations. Atlantic Southeast cancelled approximately 750 scheduled flights as a result of the severe weather and aircraft grounding during the first quarter of 2009. As a result, Atlantic Southeast experienced a negative impact on passenger revenues of approximately $7.6 million. Second, Delta transitioned ground handling services at 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009. Revenue earned under ground handling contracts where we provide ground handling services for our own aircraft is presented in the "Passenger revenue" line in our consolidated statements of income. Third, on October 23, 2009, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements Delta's letter also notified SkyWest Airlines and Atlantic Southeast of Delta's estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. Because SkyWest Airlines and Atlantic Southeast had not reached an agreement with Delta regarding the final contractual rates to be established under the Delta Connection Agreements as of December 31, 2009, we evaluated the method for calculating the average rate of the carriers within the Delta Connection Program under the revenue recognition accounting guidance and recorded revenue under those agreements based on management's understanding of the applicable terms in the Delta Connection Agreements and management's best estimate of the revenue that would ultimately be realized upon settlement of the contractual rates with Delta with respect to the year ended December 31, 2009. SkyWest Airlines and Atlantic Southeast reached an agreement with Delta related to the average rate provisions in November 2010.

        Ground handling and other.    Total ground handling and other revenues increased $1.4 million, or 4.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. Revenue earned under other ground handling contracts where we provide ground handling services for other airlines is presented in the "Ground handling and other" line in our consolidated statements of income. The increase was primarily related to the higher volume of flights serviced under ground handling contracts with United and Delta during 2009, whereby we performed ground handling services for several other regional airlines.

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

        Fuel.    Fuel costs decreased $829.9 million, or 68.0%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The average cost of fuel decreased to $1.87 per gallon during the year ended December 31, 2009, from $3.33 during the year ended December 31, 2008. In addition to the decrease in the average cost per gallon of fuel during the year ended December 31, 2009, United purchased fuel directly from a fuel vendor for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Midwest Airlines, Inc. ("Midwest") purchased all of the fuel for our Midwest aircraft directly from Midwest's fuel vendors and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. These modifications reduced our total fuel costs, as well as our passenger revenues for the year ended December 31, 2009. During the year ended December 31, 2008, we purchased the fuel for all of our Delta Connection flights. The following table summarizes the gallons of fuel we purchased directly, and the percentage change in fuel price per gallon on our fuel expense, for the periods indicated:

	Year Ended December 31,
(in thousands, except per gallon amounts)	2009	2008	% Change
Fuel gallons purchased	209,254	366,540	(42.9)%
Average price per gallon	$1.87	$3.33	(43.8)%
Fuel expense	$390,739	$1,220,618	(68.0)%

        Salaries wages and employee benefits.    Salaries, wages and employee benefits decreased $25.8 million, or 3.6%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The average number of full-time equivalent employees decreased 11.7% to 12,642 for the year ended December 31, 2009, from 14,315 for the year ended December 31, 2008. The decrease in number of employees was significantly due to a reduction in our customer service employees resulting from United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009.

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

        Under the SkyWest Airlines United Express Agreement (and pursuant to a Services Agreement with Midwest prior to its termination on January 1, 2010), we recognize revenue in our consolidated statement of income at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31, 2009, our CRJ200 engine expense under our SkyWest Airlines United Express Agreement and the Midwest Services Agreement increased $29.7 million. Under our Delta Connection Agreements we were reimbursed for engine overhaul costs by Delta. Such reimbursements are reflected as passenger revenue in our consolidated statements of income.

        Aircraft rentals.    Aircraft rentals increased $5.0 million, or 1.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The increase in aircraft rents was primarily due to Atlantic Southeast taking delivery of ten CRJ900s during 2009. These aircraft were financed through long-term leases. This increase was partially offset by Atlantic Southeast returning 12 ATR-72 turboprops to the lessor and terminating the associated leases.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $15.7 million, or 11.9%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the airport.

        Ground handling service.    Ground handling service expense decreased $10.3 million, or 9.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. The decrease in ground handling was primarily due to United transitioning 16 stations from SkyWest Airlines to other ground handlers during the second quarter of 2008 and Delta transitioning 23 stations from SkyWest Airlines and Atlantic Southeast to other ground handlers during the second quarter of 2009.

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

        Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) decreased $859.3 million, or 25.7%, during the year ended December 31, 2009, compared to the year ended December 31, 2008. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest, SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

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

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the year ended December 31, 2010 and 2009 and total cash and marketable securities position as of December 31, 2010 and December 31, 2009 (in thousands).

	For the year ended December 31,
	2010	2009	$ Change	% Change
Net cash provided by operating activities	$347,089	$362,865	$(15,776)	(4.3)%
Net cash used in investing activities	(177,376)	(563,177)	385,801	68.5%
Net cash provided by (used in) financing activities	(133,789)	150,834	(284,623)	(188.7)%

	December 31, 2010	December 31, 2009	$ Change	% Change
Cash and cash equivalents	$112,338	$76,414	$35,924	47.0%
Restricted cash	21,775	10,730	11,045	102.9%
Marketable securities	670,739	645,301	25,438	3.9%

Total	$804,852	$732,445	$72,407	9.9%

Cash Flows from Operating Activities.

        Net cash provided by operating activities decreased $15.8 million or 4.3%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease was primarily due to changes in accounts payable. During the year ended December 31, 2010, accounts payable and accrued aircraft rents increased $6.3 million as compared to an increase in accounts payable and accrued aircraft rents of $46.9 million during the year ended December 31, 2009. The decrease in the change in accounts payable was due primarily to the timing of our payments of engine overhaul expenses.

Cash Flows from Investing Activities.

        Net cash used in investing activities decreased $385.8 million or 68.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. Our aircraft and rotable spare parts purchased decreased $250.9 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009. The decrease in aircraft and rotable spares was primarily due to the acquisition of 14 CRJ 700s during the year ended December 31, 2009 compared to the acquisition of only four CRJ 700s during the year ended December 31, 2010. We also completed the ExpressJet Merger on November 12, 2010. Net of cash acquired, we paid $54.0 million. In addition, the decrease was due to the collection of scheduled payments and full repayment of our term loan to United. During the year ended December 31, 2010, we collected $79.3 million in outstanding principal payments from United.

Cash Flows from Financing Activities.

        Net cash provided by (used in) financing activities decreased $284.6 million or 188.7%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The decrease was primarily related to a decrease in proceeds from the issuance of long-term debt. During the year ended December 31, 2010 we received proceeds from long-term debt of $81.7 million, as compared to the proceeds of $300.7 million during the year ended December 31, 2009. During the year ended December 31, 2010, we financed four CRJ 700s with long-term debt. During the year ended December 31, 2009, we financed 14 CRJ 700s with long-term debt. In addition, during the year ended December 31, 2010 our principal payments on long term debt increased $38.3 million. During the three months ended December 31, 2010, we repaid $34.6 million of outstanding ExpressJet debt.

Liquidity and Capital Resources

        We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

        At December 31, 2010, our total capital mix was 45.0% equity and 55.0% long-term debt, compared to 42.7% equity and 57.3% long-term debt at December 31, 2009.

        As of December 31, 2010, SkyWest Airlines had a $25 million line of credit. As of December 31, 2010 and 2009, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2011 and has a fixed interest rate of 4.50%.

        As of December 31, 2010, we had $58.0 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2010 and 2009, we classified $21.8 million and $10.7 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2011	2012	2013	2014	2015	Thereafter
Firm aircraft commitments	$193,536	$193,536	$—	$—	$—	$—	$—
Operating lease payments for aircraft and facility obligations	2,739,732	373,166	352,082	331,451	316,067	283,421	1,083,545
Interest commitments	582,014	82,171	76,202	69,279	62,995	56,378	234,989
Principal maturities on long-term debt	1,897,975	159,039	202,991	157,413	163,256	170,283	1,044,993

Total commitments and obligations	$5,413,257	$807,912	$631,275	$558,143	$542,318	$510,082	$2,363,527

Purchase Commitments and Options

        On January 4, 2011, we announced SkyWest Airlines' plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Additionally, we have announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Airlines. SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $193.5 million through 2011.

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

        At present, we intend to satisfy our 2010 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2010, we had 539 aircraft under lease with remaining terms ranging from one to

17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.7 billion at December 31, 2010. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at December 31, 2010.

Long-term Debt Obligations

        As of December 31, 2010, we had $1,898.0 million of long term debt obligations, primarily related to the acquisition of Brasilia turboprop, CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the Brasilia turboprop and CRJ aircraft was approximately 4.4% at December 31, 2010.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the obligations of Atlantic Southeast under the Atlantic Southeast Delta Connection Agreement and SkyWest and Atlantic Southeast have guaranteed the obligations of ExpressJet under the Continental CPA.

New Accounting Standards

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements, an amendment to Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for us for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. We adopted this guidance beginning with the interim period ended March 31, 2010. See Note 7 of the notes to our consolidated financial statements set forth in Item 8 of this Report.

        On September 23, 2009, the Financial Accounting Standards Board ("FASB") ratified Accounting Standards Update ("ASU") No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), Revenue Arrangements with Multiple Deliverables. ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011; however, it will be effective only for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has been evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures. Based on our research to date, we do not believe the adoption of ASU No. 2009-13 will have a significant impact on our current accounting practices; however, we do expect to be required to provide additional financial disclosures due to the full adoption of the standard beginning in the first quarter of 2011.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United and Continental have agreed to bear the economic risk of fuel price fluctuations on our contracted United Express and Continental Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2010, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 64% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2010, we operated 18 CRJ200s for United under a pro-rate agreement and four CRJ200s under a pro-rate agreement with AirTran. The average price per gallon of aircraft fuel increased 46.5% to $2.74 for the year ended December 31, 2010, from $1.87 for the year ended December 31, 2009. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $20.3 million in fuel expense for the year ended December 31, 2010.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2010, we had variable rate notes representing 36.0% of our total long-term debt compared to 38.6% of our long-term debt at December 31, 2009. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $7.2 million in interest expense and received $7.7 million in additional interest income for the year ended December 31, 2010, and we would have incurred an additional $8.0 million in interest expense and received $7.4 million in additional interest income for the year ended December 31, 2009. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of income. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of income.

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United or Continental, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft rental rates.

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. Due primarily to instability in credit markets over the past three years, we sold a portion of these investments. As of December 31, 2010, we had investments valued at a total of $4.0 million which were classified as Other assets on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 7 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2011

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2010	December 31, 2009
CURRENT ASSETS:
Cash and cash equivalents	$112,338	$76,414
Marketable securities	670,739	645,301
Restricted cash	21,775	10,730
Income tax receivable	3,356	12,608
Receivables, net	110,207	111,902
Inventories, net	106,572	89,876
Prepaid aircraft rents	256,168	237,350
Deferred tax assets	56,102	45,197
Other current assets	32,308	24,721

Total current assets	1,369,565	1,254,099

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,836,550	3,612,658
Deposits on aircraft	400	4,247
Buildings and ground equipment	278,665	240,438

	4,115,615	3,857,343
Less-accumulated depreciation and amortization	(1,172,796)	(977,637)

Total property and equipment, net	2,942,819	2,879,706

OTHER ASSETS
Intangible assets, net	21,747	23,997
Other assets	112,379	153,000

Total other assets	134,126	176,997

Total assets	4,446,510	$4,310,802

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2010	December 31, 2009
CURRENT LIABILITIES:
Current maturities of long-term debt	$159,039	$148,571
Accounts payable	206,490	165,825
Accrued salaries, wages and benefits	112,728	67,377
Accrued aircraft rents	16,780	17,661
Taxes other than income taxes	25,146	17,476
Other current liabilities	42,457	32,925

Total current liabilities	562,640	449,835

OTHER LONG TERM LIABILITIES	46,325	38,540

LONG TERM DEBT, net of current maturities	1,738,936	1,816,318

DEFERRED INCOME TAXES PAYABLE	569,847	536,540

DEFERRED AIRCRAFT CREDITS	107,839	117,350

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,244,553 and 74,626,660 shares issued, respectively	589,610	578,153
Retained earnings	1,139,739	1,052,375
Treasury stock, at cost, 21,071,582 and 19,017,645 shares, respectively	(309,628)	(279,619)
Accumulated other comprehensive income (Note 1)	1,202	1,310

Total stockholders' equity	1,420,923	1,352,219

Total liabilities and stockholders' equity	4,446,510	$4,310,802

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
OPERATING REVENUES:
Passenger	$2,724,276	$2,582,238	$3,466,287
Ground handling and other	40,869	31,376	29,962

Total operating revenues	2,765,145	2,613,614	3,496,249

OPERATING EXPENSES:
Salaries, wages and benefits	764,933	698,326	724,094
Aircraft maintenance, materials and repairs	487,466	436,039	381,653
Aircraft fuel	340,074	390,739	1,220,618
Aircraft rentals	311,909	300,773	295,784
Depreciation and amortization	236,499	221,548	220,195
Station rentals and landing fees	129,537	116,312	132,017
Ground handling services	110,649	95,805	106,135
Acquisition related costs	8,815	—	—
Other, net	173,437	141,877	160,522

Total operating expenses	2,563,319	2,401,419	3,241,018

OPERATING INCOME	201,826	212,195	255,231

OTHER INCOME (EXPENSE):
Interest income	14,376	11,121	20,776
Interest expense	(86,517)	(86,330)	(106,064)
Impairment on marketable securities	—	(7,115)	—
Purchase accounting gain	15,586	—	—
Other	630	1,862	6,240

Total other expense, net	(55,925)	(80,462)	(79,048)
INCOME BEFORE INCOME TAXES	145,901	131,733	176,183
PROVISION FOR INCOME TAXES	49,551	48,075	63,254

NET INCOME	$96,350	$83,658	$112,929

BASIC EARNINGS PER SHARE	$1.73	$1.50	$1.95

DILUTED EARNINGS PER SHARE	$1.70	$1.47	$1.93

Weighted average common shares:
Basic	55,610	55,854	57,790
Diluted	56,526	56,814	58,633

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2007	72,273	$533,545	$871,874	(11,794)	$(158,542)	$(870)	$1,246,007
Comprehensive income:
Net income	—	—	112,929	—	—	—	112,929
Net unrealized depreciation on marketable securities net of tax of $1,573	—	—	—	—	—	(2,566)	(2,566)

Total comprehensive income							110,363
Exercise of common stock options	439	6,135	—	—	—	—	6,135
Sale of common stock under employee stock purchase plan	808	11,227	—	—	—	—	11,227
Stock based compensation expense related to the issuance of stock options and the employee stock purchase plan	—	11,489	—	—	—	—	11,489
Tax deficiency from exercise of common stock options	—	(1)	—	—	—	—	(1)
Treasury stock purchases	—	—	—	(5,357)	(102,632)	—	(102,632)
Cash dividends declared ($0.13 per share)	—	—	(7,067)	—	—	—	(7,067)

Balance at December 31, 2008	73,520	$562,395	$977,736	(17,151)	$(261,174)	$(3,436)	$1,275,521
Comprehensive income:
Net income	—	—	83,658	—	—	—	83,658
Proportionate share of other companies foreign currency translation adjustment, net of tax $596	—	—	—	—	—	972	972
Net unrealized appreciation on marketable securities net of tax of $2,158	—	—	—	—	—	3,774	3,774

Total comprehensive income							88,404
Exercise of common stock options and issuance of restricted stock	271	215	—	—	—	—	215
Sale of common stock under employee stock purchase plan	836	8,572	—	—	—	—	8,572
Stock based compensation expense related to the issuance of stock options	—	7,944	—	—	—	—	7,944
Tax deficiency from exercise of common stock options	—	(973)	—	—	—	—	(973)
Treasury stock purchases	—	—	—	(1,867)	(18,445)	—	(18,445)
Cash dividends declared ($0.16 per share)	—	—	(9,019)	—	—	—	(9,019)

Balance at December 31, 2009	74,627	$578,153	$1,052,375	(19,018)	$(279,619)	$1,310	$1,352,219
Net income	—	—	96,350	—	—	—	96,350
Proportionate share of other companies foreign currency translation adjustment, net of tax $390	—	—	—	—	—	637	637
Net unrealized depreciation on marketable securities net of tax of $457	—	—	—	—	—	(745)	(745)

Total comprehensive income	—	—	—	—	—	—	96,242
Exercise of common stock options and issuance of restricted stock	261	83	—	—	—	—	83
Sale of common stock under employee stock purchase plan	357	4,824	—	—	—	—	4,824
Stock based compensation expense related to the issuance of stock options	—	6,428	—	—	—	—	6,428
Tax benefit from exercise of common stock options	—	122	—	—	—	—	122
Treasury stock purchases	—	—	—	(2,054)	(30,009)	—	(30,009)
Cash dividends declared ($0.16 per share)	—	—	(8,986)	—	—	—	(8,986)

Balance at December 31, 2010	75,245	589,610	1,1139,739	(21,072)	(309,628)	1,202	1,420,923

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$96,350	$83,658	$112,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,499	221,548	220,195
Stock based compensation expense	6,428	7,944	11,489
Loss (gain) on sale of property and equipment	(16)	(77)	68
Undistributed earnings of other companies	(635)	(1,785)	—
Brasilia engine overhauls	(19,050)	(26,635)	(24,574)
Purchase accounting gain	(15,586)	—	—
Impairment on marketable securities	—	7,115	—
Net increase in deferred income taxes	58,525	59,350	55,541
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	4,971	(2)	3,977
Decrease (increase) in receivables	2,818	(56,444)	25,758
Decrease in income tax receivable	9,746	2,260	8,246
Decrease (increase) in inventories	(2,071)	14,507	1,355
Decrease (increase) in other current assets and prepaid aircraft rents	(19,532)	10,608	4,437
Decrease in deferred aircraft credits	(8,756)	(3,658)	(5,140)
Increase (decrease) in accounts payable and accrued aircraft rents	6,289	46,908	(23,666)
Increase (decrease) in other current liabilities	(8,891)	(2,432)	354

NET CASH PROVIDED BY OPERATING ACTIVITIES	347,089	362,865	390,969

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,073,479)	(854,715)	(1,305,015)
Sales of marketable securities	1,047,553	772,616	1,254,574
Issuance of United Air Lines note receivable	—	(80,000)	—
Purchase of ExpressJet, net of cash acquired	(54,018)	—	—
Payments received on note receivable from United Air Lines	79,333	667	—
Proceeds from the sale of property and equipment	147	18,662	4,580
Acquisition of property and equipment:
Aircraft and rotable spare parts	(141,474)	(392,393)	(169,615)
Deposits on aircraft	(400)	—	—
Buildings and ground equipment	(9,391)	(2,556)	(37,627)
Increase in other assets	(25,647)	(25,458)	(6,559)

NET CASH USED IN INVESTING ACTIVITIES	(177,376)	(563,177)	(259,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	81,698	300,716	80,361
Principal payments on long-term debt	(185,632)	(147,315)	(119,823)
Return of deposits on aircraft and rotable spare parts	4,247	16,143	3,458
Tax benefit from exercise of common stock options	—	—	9
Net proceeds from issuance of common stock	4,907	8,787	17,361
Purchase of treasury stock	(30,009)	(18,445)	(102,632)
Payment of cash dividends	(9,000)	(9,052)	(6,951)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(133,789)	150,834	(128,217)

Increase (decrease) in cash and cash equivalents	35,924	(49,478)	3,090
Cash and cash equivalents at beginning of year	76,414	125,892	122,802

CASH AND CASH EQUIVALENTS AT END OF YEAR	112,338	$76,414	$125,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of capitalized amounts	$85,931	$90,572	$111,717
Income taxes	$(16,895)	$2,896	$23,876

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") Atlantic Southeast Airlines, Inc. ("Atlantic Southeast") and ExpressJet Airlines Inc. ("ExpressJet"), operates the largest regional airline in the United States. As of December 31, 2010, SkyWest, Atlantic Southeast and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2010, the Company had combined fleet of 710 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	150	—	55	31	10	246
United	99	35	70	—	38	242
Continental	—	206	—	—	—	206
AirTran	4	—	—	—	—	4
Maintenance Spare	3	—	—	—	—	3
Charter	—	3	—	—	—	3
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4

Total	258	244	125	35	48	710

        For the year ended December 31, 2010, approximately 47.5% of the Company's aggregate capacity was operated under United Express Agreements executed by SkyWest Airlines, Atlantic Southeast and ExpressJet with United, approximately 46.5% was operated under Delta Connection Agreements executed by SkyWest Airlines and Atlantic Southeast with Delta, approximately 5.3% was operated under a capacity purchase agreement (the "Continental CPA") executed between ExpressJet and Continental and approximately 0.7%% was operated pursuant to a code-share agreement executed between SkyWest Airlines and AirTran Airways, Inc. ("AirTran").

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. As of December 31, 2010, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,700 total daily flights.

        Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of December 31, 2010, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C. (Dulles International Airport), operating approximately 900 daily flights.

        On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 16 Bombardier Aerospace ("Bombardier") CRJ200 Regional Jets ("CRJ200s") as a United Express carrier. As of December 31, 2010, Atlantic

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Southeast was operating those 16 CRJ200s under the Atlantic Southeast United Express Agreement. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        On November 12, 2010, the Company completed the acquisition of ExpressJet via the merger of Express Delaware Merger Co., a wholly-owned subsidiary of Atlantic Southeast ("Merger Subsidiary"), with and into ExpressJet Holdings, Inc., the parent company of ExpressJet ("ExpressJet Holdings"), with ExpressJet Holdings continuing as the surviving company in the merger and becoming a wholly-owned subsidiary of Atlantic Southeast (the "ExpressJet Merger").

        At the effective time of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares of ExpressJet Holdings common stock owned by ExpressJet Holdings as treasury stock or shares of ExpressJet Holdings common stock owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $131.6 million. After taking into effect the number of shares acquired by the Company, Merger Subsidiary and any other subsidiaries of the Company prior to the effective time of the ExpressJet Merger, the aggregate value of the Merger consideration was $136.5 million.

        ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O'Hare) and Washington D.C. (Dulles International Airport). ExpressJet offered more than 1,300 daily scheduled departures as of December 31, 2010, of which approximately 1,050 were Continental Express flights and 250 were United Express flights. ExpressJet's fleet as of December 31, 2010 consisted of 244 Embraer ERJ-145 regional jets ("ERJ145"), 206 of which were flown for Continental, 35 of which were flown for United and three of which were flown in charter operations. ExpressJet's Continental and United code-share operations are conducted under a Capacity Purchase Agreement executed between ExpressJet and Continental ("Continental CPA") and a United Express Agreement executed between ExpressJet and United ("the ExpressJet United Express Agreement") pursuant to which ExpressJet is paid by Continental or United, as applicable, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines, Atlantic Southeast and ExpressJet, with all inter-company transactions and balances having been eliminated.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2010, up until the filing of our annual report with the U.S. Securities and Exchange Commission.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Reclassification

        Certain reclassifications have been made to the Company's December 31, 2009 and 2008 consolidated financial statements to conform to the presentation of the Company's December 31, 2010 consolidated financial statements.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $21.8 million and $10.7 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2010 and 2009, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2010 and 2009 was as follows (in thousands):

	2010		2009
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$5,002	$4,998	$—	$—
Bond and bond funds	669,786	669,025	647,965	648,498
Asset backed securities	692	718	1,051	1,062

	675,480	674,741	649,016	649,560
Unrealized appreciation (depreciation)	(739)	—	544	—

Total	674,741	674,741	$649,560	$649,560

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Marketable securities had the following maturities as of December 31, 2010 (in thousands):

Maturities	Amount
Year 2011	$296,051
Years 2012 through 2015	216,249
Years 2016 through 2020	2,710
Thereafter	159,731

        As of December 31, 2010, the Company had classified $670.7 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $4.0 million of investments as non-current and has identified them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2010 (see Note 7).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2010 and 2009 was $7.5 million and $6.6 million, respectively. These allowances are based on management estimates, which are subject to change.

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

Change in Accounting Estimates

        During the first quarter of 2009, the Company changed its estimate of depreciable lives on ground equipment from five to seven years to five to ten years and maintained the residual value of zero percent. The impact of this change increased the Company's pre-tax income for the year ended December, 31 2010 and 2009 by $2.9 million and $4.0 million, respectively. The impact of this change, net of tax, increased the Company's net income for the year ended December 31, 2010 and December 31, 2009 by $1.7 million and $2.5 million ($.03 and $.05 per share Basic EPS and $.03 and $.04 per share Diluted EPS), respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Impairment of Long Lived and Intangible Assets

        As of December 31, 2010, the Company had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2010, the Company had approximately $21.7 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Atlantic Southeast. The Company recorded an intangible asset of approximately $33.7 million relating to the acquisition of Atlantic Southeast. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2010 and 2009, the Company had $12.0 million and $9.7 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis (at least annually), the Company evaluates whether the book value of its aircraft is impaired. Based on the results of the evaluations, the Company's management concluded no impairment was necessary as of December 31, 2010.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2010, 2009 and 2008, the Company capitalized interest costs of approximately $5,000, $843,000, and $1.4 million, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jet ("CRJ700s")and ERJ145 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Brasilia Turboprop engine overhauls wherein the overhaul costs are capitalized and depreciated to the next estimated overhaul event. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia Turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the shorter of the remaining useful life or the respective lease return dates.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United, Continental and AirTran, revenue is considered earned when the flight is completed. Revenue is recognized under the Company's pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

Delta Connection Agreements

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

        Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the Atlantic Southeast Delta Connection Agreement, Delta has agreed to compensate Atlantic Southeast for its direct costs associated with operating the Delta Connection flights, plus, if Atlantic Southeast completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, Atlantic Southeast's Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the Atlantic Southeast Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

        In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period's approved rates, as adjusted to reflect any contract negotiations and the Company's estimate of rates that will be implemented in accordance with revenue recognition

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

guidelines. Among other provisions, the Delta Connection Agreements provide that, beginning with the third anniversary of the execution of the agreements (September 8, 2008), Delta has the right to require that certain contractual rates under those agreements shall not exceed the average rate of all carriers within the Delta Connection Program. On October 23, 2009, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta's letters also notified SkyWest Airlines and Atlantic Southeast of Delta's estimate of the average rates to be applied under those agreements. On October 28, 2009, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast, on one hand, and Delta, on the other hand, exchanged subsequent correspondence, and in November 2010, the parties reached an agreement related to the average rate provisions applied under the Delta Connection Agreements.

        The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program. On September 8, 2010, Delta sent letters to SkyWest Airlines and Atlantic Southeast requiring them to either adjust the rates payable under their respective Delta Connection Agreements or accept termination of those agreements. Delta's letters also notified SkyWest Airlines and Atlantic Southeast of Delta's estimate of the second lowest rates to be applied under those agreements. On September 10, 2010, SkyWest Airlines and Atlantic Southeast notified Delta of their election to adjust the rates payable under the Delta Connection Agreements; however, they also notified Delta of their disagreement with Delta's estimated rates and their belief that the methodology Delta used to calculate its estimated rates is inconsistent with the terms of the Delta Connection Agreements. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast Airlines reached an agreement with Delta on contractual rates satisfying the 2010 rate reset provision and the second-lowest rate provision and agreed to rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second-lowest rates of all carriers within the Delta Connection Program through December 31, 2015. As a result of finalizing contractual rates payable under the Delta Connection Agreements from September 8, 2008 through December 31, 2010, the Company recorded $10.3 million in additional revenue during the quarter ended December 31, 2010.

        Under the terms of the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and Atlantic Southeast for initiatives that directly result in pass through cost savings. Delta shall share such savings on an equal basis for a twelve month period. During the quarter ended December 31, 2010, Delta paid and SkyWest and Atlantic Southeast recognized approximately $6.9 million in cost savings revenue.

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (See Note 6 for additional details).

United Express Agreements

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

        On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 16CRJ200s as a United Express carrier. On February 11, 2010, Atlantic Southeast began operating as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement. During the three months ended December 31, 2010, Atlantic Southeast agreed to add two CRJ200s to the United Express Agreement on a short term basis. As of December 31, 2010, Atlantic Southeast was operating 16 CRJ 200s as a United Express carrier.

AirTran Code-Share Agreement

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

ExpressJet Capacity Purchase Agreements

        Effective November 12, 2010, ExpressJet entered into the Continental CPA, whereby ExpressJet agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

        ExpressJet and United are parties to the ExpressJet United Express Agreement, which sets forth the principal terms and conditions governing ExpressJet's United Express operations. Under the terms of the United Express Agreement, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

Other Revenue Items

        Under the Company's code-share agreements with Delta, United and Continental, the Company earns revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2010, 2009 and 2008 were $492.7 million, $490.1 million and $496.5 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of income. Under the SkyWest Inc. Delta Connection Agreement and the SkyWest Airlines United Express Agreement, the Company receives a reimbursement for direct costs associated with placing each additional aircraft into service. The reimbursement is applicable to incremental costs specific to placing each additional aircraft into service. The Company recognizes the revenue associated with these reimbursement payments once the aircraft is placed into service.

        The Company's passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United, Continental or AirTran, integration of ExpressJet's operations as contemplated by the ExpressJet Merger contract modifications resulting from contract re-negotiations, the Company's ability to earn incentive payments contemplated under the Company's code-share agreements and settlement of reimbursement disputes with the Company's major partners.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income Per Common Share

        Basic net income per common share ("Basic EPS") excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the years ended December 31, 2010, 2009 and 2008, 4,183,000, 4,356,000 and 3,665,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Numerator for earnings per share	$96,350	$83,658	$112,929
Denominator:
Denominator for basic earnings per-share weighted average shares	55,610	55,854	57,790
Dilution due to stock options and restricted stock	916	960	843

Denominator for diluted earnings per-share weighted average shares	56,526	56,814	58,633
Basic earnings per-share	$1.73	$1.50	$1.95
Diluted earnings per-share	$1.70	$1.47	$1.93

Comprehensive Income

        Comprehensive income includes charges and credits to stockholders' equity that are not the result of transactions with shareholders. Also, comprehensive income consisted of net income plus changes in unrealized appreciation (depreciation) on marketable securities and on the Company's proportionate

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

share of the foreign currency translation adjustment related to the Company's equity investment in Trip Linhas Aereas ("Trip") (see note 8), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net Income	$96,350	$83,658	$112,929
Proportionate share of other companies foreign currency translation adjustment, net of tax	637	972	—
Unrealized appreciation (depreciation) on marketable securities, net of tax	(745)	3,774	(2,566)

Comprehensive income	96,242	$88,404	$110,363

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2010. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,962.6 million as of December 31, 2010, as compared to the carrying amount of $1,898.0 million as of December 31, 2010. The Company's fair value of long-term debt as of December 31, 2009 was $2,095.6 million as compared to the carrying amount of $1,964.9 million as of December 31, 2009.

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

New Accounting Standards

        In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements an amendment to Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. This amendment requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

transfers, (ii) disclose separately the reasons for any transfers in and out of Level 3, and (iii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. ASU No. 2010-06 is effective for the Company for interim and annual reporting periods beginning after December 15, 2009, with one new disclosure effective after December 15, 2010. The Company adopted this guidance in full beginning with the interim period ended March 31, 2010. See Note 7.

        On September 23, 2009, the Financial Accounting Standards Board ("FASB") ratified Accounting Standards Update ("ASU") No. 2009-13 (formerly referred to as Emerging Issues Task Force Issue No. 08-1), Revenue Arrangements with Multiple Deliverables. ASU No. 2009-13 requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. ASU No. 2009-13 will be effective for annual reporting periods beginning January 1, 2011; however, it will be effective only for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The Company has been evaluating the impact of ASU No. 2009-13 on its financial position, results of operations, cash flows, and disclosures. Based on the Company's research to date, it does not believe the adoption of ASU No. 2009-13 will have a significant impact on its current accounting; however, the Company does expect to be required to provide additional financial disclosures due to the full adoption of the standard beginning in the first quarter of 2011.

(2) ExpressJet Merger

        On November 12, 2010, the Company completed its acquisition of ExpressJet . As a result of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares owned by ExpressJet Holdings as treasury stock or shares owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the Merger consideration was $131.6 million. After taking in effect the number of shares acquired by the Company and its subsidiaries prior to the effective time, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

        In connection with the ExpressJet Merger, ExpressJet and Continental entered into the Continental CPA, whereby ExpressJet agreed to provide regional airline services in the Continental flight system. The Continental CPA became effective on November 12, 2010.

        The Company accounted for the ExpressJet Merger in accordance with FASB ASC Topic 805, Business Combinations, whereby the tangible assets acquired and liabilities assumed from ExpressJet Holdings are recorded based on their estimated fair values as of the closing date. The revenues of ExpressJet represented 4% of the Company's total revenues for the year ended December 31, 2010. The following table reflects the aggregate consideration and estimated fair values of the tangible assets acquired and liabilities assumed (including the attribution of ExpressJet Holdings liabilities to the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(2) ExpressJet Merger (Continued)

purchase price, since those liabilities remained the obligation of ExpressJet Holdings post-closing) based on a preliminary valuation performed by a third party valuation advisor (in thousands):

Current assets, net	$133,397
Property, plant and equipment	128,744
Other non-current assets	35,061
Current liabilities	(141,974)
Long-term liabilities	(3,173)
Purchase accounting gain	(15,586)

Total consideration	$136,469
Less cash acquired	(82,452)

Net cash paid	$54,017

        The Company is currently in the process of completing a valuation of the assets acquired and liabilities assumed in connection with the ExpressJet Merger, based on the results of a valuation performed by a third party valuation advisor and any final purchase adjustments are not expected to be material to the Company's consolidated financial statements. As of December 31, 2010, the Company had not identified any intangible assets as a result of the ExpressJet Merger.

        As part of the ExpressJet Merger, the Company recorded a purchase accounting gain of $15.6 million. This amount represents the difference between the consideration paid and the net fair value of ExpressJet Holdings' assets acquired and liabilities assumed. The net fair value of the assets and liabilities acquired in the ExpressJet Merger was more than the consideration paid.

        The following unaudited pro forma combined results of operations give effect to the ExpressJet Merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent the Company's consolidated results of operations had the ExpressJet Merger occurred on the dates assumed, nor are these results necessarily indicative of the Company's future consolidated results of operations. The Company expects to realize benefits from integrating the operations of Atlantic Southeast and ExpressJet, as discussed above, and to incur certain one-time cash costs. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

	Years ended December 31,
	2010	2009
Revenue	$3,476,415	$3,301,872
Net Income	$59,264	$87,125
Basic earnings per share	$1.07	$1.56
Diluted earnings per share	$1.05	$1.53

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(3) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010	December 31, 2009
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.10% to 3.81% through 2012 to 2020, secured by aircraft	$418,109	$469,663
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.74% to 7.52% through 2011 to 2021, secured by aircraft	518,070	557,293
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	212,504	231,002
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	61,087	67,963
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	663,487	611,829
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	21,969	23,939
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	360	3,200
Notes payable to a financing company, due in semi-annual installments interest based on LIBOR secured by flight simulator equipment	2,389	—

Long-term debt	1,897,975	$1,964,889

Less current maturities	(159,039)	(148,571)

Long-term debt, net of current maturities	1,738,936	$1,816,318

        At December 31, 2010, the three-month and six-month LIBOR rates were 0.30% and 0.46%, respectively.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2010 were as follows (in thousands):

2011	$159,039
2012	202,991
2013	157,413
2014	163,256
2015	170,283
Thereafter	1,044,993

$1,897,975

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(3) Long-term Debt (Continued)

        As of December 31, 2010 and 2009, SkyWest Airlines had a $25 million line of credit. As of December 31, 2010 and 2009 SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2011 and has a fixed interest rate of 4.50%.

        As of December 31, 2010, the Company had $58.0 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        During 2010, the Company issued $81.7 million of long-term debt related to the purchase of four new CRJ 700s.

        Certain of the Company's long-term debt arrangements contain limitations on, among other things, the sale or lease of assets and ratio of long-term debt to tangible net worth. As of December 31, 2010, the Company was in compliance with all debt covenants. Management believes that in the absence of unusual circumstances, the working capital available to the Company will be sufficient to meet the present financial requirements, including expansion, capital expenditures, lease payments and debt service obligations for at least the next 12 months.

(4) Note Receivable

        On October 16, 2009, SkyWest Airlines extended to United a secured term loan in the amount of $80 million. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and certain airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan together with accrued interest.

        SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement for a maximum period of 30 days. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. As of December 31, 2010, $49 million was deferred for 30 days. United's right to defer such payments continues through October 16, 2019, subject to certain conditions. As of December 31, 2010, the Company had classified $49.0 million as current and has identified the deferred amount as "Receivables, net" in its consolidated balance sheet.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(5) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2010	2009	2008
Current tax provision (benefit):
Federal	$(1,600)	$(11,309)	$5,360
State	451	110	(85)

	(1,149)	(11,199)	5,275

Deferred tax provision:
Federal	46,994	54,942	53,748
State	3,706	4,332	4,231

	50,700	59,274	57,979

Provision for income taxes	49,551	$48,075	$63,254

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income before provision for income taxes (in thousands):

	Year ended December 31,
	2010	2009	2008
Computed "expected" provision for income taxes at the statutory rates	$52,888	$45,884	$60,324
Increase (decrease) in income taxes resulting from:
Purchase accounting gain	(5,455)	—	—
State income taxes, net of Federal income tax benefit	3,485	3,741	5,032
Other, net	(1,367)	(1,550)	(2,102)

Provision for income taxes	49,551	$48,075	$63,254

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(5) Income Taxes (Continued)

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2010	2009
Deferred tax assets:
Intangible Asset	$37,779	$—
Accrued benefits	30,316	22,729
Net operating loss carryforward	70,861	39,368
AMT credit carryforward	15,882	23,379
Deferred aircraft credits	42,282	38,283
Accrued reserves and other	22,707	14,881

Total deferred tax assets	219,827	138,640

Deferred tax liabilities:
Accelerated depreciation	(733,572)	(629,586)
Maintenance and other	—	(397)

Total deferred tax liabilities	(733,572)	(629,983)

Net deferred tax liability	$(513,745)	$(491,343)

        The Company's deferred tax liabilities were primarily generated through an accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with IRS Section 168(k) in combination with shorter depreciable tax lives.

        At December 31, 2010, the Company had federal net operating losses of approximately $163.7 million and state net operating losses of approximately $515.1 million, which will start to expire in 2026 and 2016, respectively. As of December 31, 2010, the Company also had an alternative minimum tax credit of approximately $15.9 million which does not expire.

        In conjunction with the ExpressJet Merger, the Company acquired non-amortizable intangible tax assets and other tax assets that are not anticipated to provide a tax benefit until 2025 or later due to statutory limitations. Because of the uncertainty associated with the realization of those tax assets, the Company recorded a full valuation allowance of approximately $74.0 million on such tax assets. The deferred tax assets in the table above are shown net of the recorded valuation allowance.

(6) Commitments and Contingencies

Lease Obligations

        The Company leases 539 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. Management expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases. The following table summarizes future

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(6) Commitments and Contingencies (Continued)

minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2010 (in thousands):

Year ending December 31,
2011	$373,166
2012	352,082
2013	331,451
2014	316,067
2015	283,421
Thereafter	1,083,545

$2,739,732

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

        Total rental expense for non-cancelable aircraft operating leases was approximately $311.9 million, $300.8 million and $295.8 million for the years ended December 31, 2010, 2009 and 2008, respectively. The minimum rental expense for airport station rents was approximately $43.5 million, $47.7 million and $59.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(6) Commitments and Contingencies (Continued)

Purchase Commitments and Options

        On January 4, 2011, the Company announced SkyWest Airlines' plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operate these under the SkyWest Airlines Delta Connection Agreement. Additionally, the Company. announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Air Group, Inc. ("Alaska Airlines"). SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

        Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $193.5 million through 2011.

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2010, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

Atlantic Southeast and SkyWest Airlines v. Delta

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of December 31, 2010, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in Georgia state court disputing Delta's treatment of the matter (the "Complaint"). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleges that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim. Discovery in that action was not yet complete. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County, Georgia Superior Court, and filed a new complaint in the Georgia State Court of Fulton County. The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(6) Commitments and Contingencies (Continued)

        During the fourth quarter of 2010, the Company and Delta began preliminary settlement discussions related to the dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010. SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the Complaint pending in the Georgia State Court of Fulton County.

ExpressJet Stockholder Litigation

        Between August 5, 2010, and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the "Texas State Actions") were filed by individual ExpressJet Holdings stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name the Company, Atlantic Southeast and/or Express Delaware Merger Co. (the subsidiary Atlantic Southeast formed for purposes of the ExpressJet Merger (together, the "SkyWest Defendants") as defendants in the litigation.

        The petitions filed in the Texas State Actions generally allege that the ExpressJet Holdings director defendants breached their fiduciary duties in connection with the negotiations and approval of the definitive merger agreement which sets forth the terms and conditions of the ExpressJet Merger (the "Merger Agreement", and the ExpressJet Merger) and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the ExpressJet Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement which may be completed. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the "189th District Court). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the "Consolidated Texas State Action").

        On September 20, 2010, a putative stockholder class action (the "Texas Federal Action" and, together with the Consolidated Texas State Action, the "Actions") was commenced in the United States District Court for the Southern District of Texas, Houston Division. The complaint filed in the Texas Federal Action includes substantially identical allegations to and requests substantially the same relief as the petitions in the Texas State Actions, but also includes allegations related to the ExpressJet Holdings preliminary proxy statement filed with the U. S. Securities and Exchange Commission on September 3, 2010.

        On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the "MOU") containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet Holdings made certain disclosures in the definitive proxy statement that was sent to the ExpressJet Holdings stockholders soliciting approval of the ExpressJet Merger. In the MOU, the defendants in the Actions acknowledge that they considered the claims raised by the plaintiffs in the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(6) Commitments and Contingencies (Continued)

Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU have agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet Holdings stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the ExpressJet Merger. The court has scheduled a hearing for April 14, 2011 to consider whether the settlement should be approved. If approved by the 189th District Court, the settlement will result in the dismissal with prejudice of the Consolidated Texas State Action and release by the plaintiff class of all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the ExpressJet Merger. The MOU further provides that, in the event the Consolidated Texas State Action is dismissed in accordance with the settlement stipulation, the parties to the MOU will use their best efforts to obtain the dismissal with prejudice of the Texas Federal Action. The settlement of the Consolidated Texas State Actions is subject to numerous conditions set forth in the MOU and to be contained in any stipulation of settlement, including the completion of the ExpressJet Merger.

  Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $47,000 as of December 31, 2010 and 2009. For the years ended December 31, 2010, 2009 and 2008, the Company's contractual relationships with Delta, United and Continental combined accounted for approximately 94.7%, 97.3% and 94.1%, respectively of the Company's total revenues.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(6) Commitments and Contingencies (Continued)

Employees Under Collective Bargaining Agreements

        As of December 31, 2010, the Company had 18,378 full-time equivalent employees. Approximately 40% of these employees were represented by unions, including the following employee groups.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,500	Air Line Pilots Association International	Amendable November 2011
Atlantic Southeast Flight Attendants	960	Association of Flight Attendants—CNA	Amendable July 2012
Atlantic Southeast Flight Controllers	70	Professional Airline Flight Control Association	Amendable June 2014
Atlantic Southeast Mechanics	500	International Association of Machinists and Aerospace Workers	Union representation approved. Negotiations have not started.
Atlantic Southeast Stock Clerks	60	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.
ExpressJet Pilots	2,200	Air Line Pilots Association International	Amendable December 2010
ExpressJet Flight Attendants	1,100	International Association of Machinists and Aerospace Workers	Amendable August 2011
ExpressJet Mechanics	900	International Brotherhood of Teamsters	Amendable August 2009
ExpressJet Dispatchers	100	Transport Workers Union of America	Amendable July 2014
ExpressJet Production Workers	20	Union of Industrial Production Workers	N/A
ExpressJet Stock Clerks	80	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(7) Fair Value Measurements

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

        As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2010. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        As of December 31, 2010, the Company owned $4.0 million of auction rate security instruments. The auction rate security instruments held by the Company at December 31, 2010 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as "Other assets" in its Consolidated Balance Sheet as of December 31, 2010. The Company has classified these securities as non-current due to the Company's belief that the market for these securities may take in excess of twelve months to fully recover. As of December 31, 2010, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(7) Fair Value Measurements (Continued)

        As of December 31, 2010, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bond	$665,023	$—	$665,023	$—
Commercial paper	4,998	—	4,998	—
Asset backed securities	718	—	718	—

	670,739	—	670,739	—
Cash, Cash Equivalents and Restricted Cash	134,113	134,113	—	—
Other Assets(a)	4,002	—	—	4,002

Total Assets Measured at Fair Value	$808,854	$134,113	$670,739	$4,002

(a)
Auction rate securities included in "Other assets" in the Consolidated Balance Sheet

        Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities. The Company's "Marketable Securities" classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

        No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2010. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2010 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities
Balance at January 1, 2010	$4,259
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(257)
Transferred out	—
Settlements	—

Balance at December 31, 2010	$4,002

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(8) Investment in Other Companies

        In September 2008, the Company entered into an agreement to acquire a 20 percent interest in Trip. During the year ended December 31, 2010, the Company invested an additional $10 million in Trip. As of December 31, 2010, the Company's investment balance in Trip was $35.0 million, which represented a 20 percent ownership interest in Trip and was recorded as an "Other asset" on the Company's consolidated balance sheet. The Company accounts for its interest in Trip using the equity method of accounting. The Company records its equity in Trip's earnings on a one-quarter lag. The Company's portion of Trip's income for the year ended December 31, 2010 was $0.6 million.

        On September 29, 2010, the Company invested $7 million for a 30 percent ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"). The Company's investment in Air Mekong is recorded as an "Other asset" on the Company's consolidated balance sheet. The Company anticipates accounting for the investment using the equity method of accounting and intends to reflect its equity interest in Air Mekong's earnings on a one-quarter lag.

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

Stock Compensation

        On May 4, 2010, the Company's shareholders approved the adoption of the SkyWest Inc. 2010 Long-Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company's directors, employees, consultants and advisors (the "2010 Incentive Plan"). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") who is authorized to designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the "Executive Plan"), the 2001 Allshare Stock Option Plan (the "Allshare Plan") and SkyWest Inc. Long-Term Incentive Plan (the "2006 Incentive Plan"). However, as of December 31, 2010, options to purchase 4,266,521 shares of the Company's common stock remained outstanding under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(9) Capital Transactions (Continued)

        The fair value of stock options awarded under the Company's stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2010, the Company granted 320,458 stock options to employees under the 2006 Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008
Expected annual dividend rate	1.10%	1.05%	0.47%
Risk-free interest rate	1.88%	1.67%	2.39%
Average expected life (years)	4.6	4.6	4.3
Expected volatility of common stock	0.402	0.351	0.264
Forfeiture rate	0.0%	1.0%	4.4%
Weighted average fair value of option grants	$4.78	$4.42	$6.32

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2010, the Company granted 220,779 shares of restricted stock to the Company's employees under the 2006 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2010 was $14.49 per share. Additionally, the Company granted 27,605 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(9) Capital Transactions (Continued)

$14.49. The following table summarizes the restricted stock activity as of December 31, 2010, 2009 and 2008:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2007	534,435	$25.35
Granted	296,245	25.77
Vested	(5,848)	24.79
Cancelled	(69,705)	25.60

Non-vested shares outstanding at December 31, 2008	755,127	$25.50
Granted	227,451	15.24
Vested	(260,575)	22.94
Cancelled	(35,417)	24.10

Non-vested shares outstanding at December 31, 2009	686,586	$23.13
Granted	248,384	14.49
Vested	(256,285)	25.51
Cancelled	(19,422)	21.68

Non-vested shares outstanding at December 31, 2010	659,263	18.97

        During the year ended December 31, 2010, 2009 and 2008, the Company recorded equity-based compensation expense of $6.4 million, $7.9 million and $11.5 million, respectively.

        As of December 31, 2010, the Company had $5.2 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(9) Capital Transactions (Continued)

following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2010, 2009 and 2008:

	2010				2009		2008
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,740,695	$20.37	3.8 years	$—	4,470,734	$20.90	4,681,915	$20.01
Granted	320,458	14.49			457,397	15.24	357,716	25.70
Exercised	(4,821)	10.57			(13,011)	14.64	(420,670)	14.27
Cancelled	(469,353)	20.46			(174,425)	19.66	(148,227)	23.38

Outstanding at end of year	4,586,979	19.96	3.3 years	—	4,740,695	20.37	4,470,734	20.90

Exercisable at December 31, 2010	3,468,223	20.52	2.7 years	—
Exercisable at December 31, 2009	3,652,528	20.00	3.3 years	—

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2010, 2009 and 2008 was $19,000, $38,000 and $2.4 million, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	1,088,167	$5.98
Granted	320,458	4.78
Vested	(264,827)	8.06
Cancelled	(25,042)	7.01

Non-vested shares at end of year	1,118,756	$5.10

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(9) Capital Transactions (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	1,067,510	4.6 years	$13.77	288,351	$10.64
$16 to $21	1,729,994	3.8 years	17.70	1,725,018	17.69
$22 to $28	1,789,475	2.0 years	25.83	1,454,854	25.84

$10 to $28	4,586,979	3.3 years	19.96	3,468,223	20.52

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

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $13.3 million, $11.8 million and $9.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Atlantic Southeast Retirement Plan

        Atlantic Southeast sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "Atlantic Southeast Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic Southeast Plan however, Atlantic Southeast limits the amount of company match at 6% of each participant's total compensation, except for those with 10 or more years of service whose company match is limited to 8% of total compensation. Additionally, Atlantic Southeast matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. Atlantic Southeast's contribution to the Atlantic Southeast Plan was $5.2 million, $4.7 million and $4.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Additionally,

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(10) Retirement Plans and Employee Stock Purchase Plans (Continued)

participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

ExpressJet Retirement Plans

        Effective December 31, 2002, the ExpressJet Airlines, Inc. 401(k) Savings Plan (the "ExpressJet Plan") was adopted. Substantially all of ExpressJet's domestic employees are covered by this plan. Effective January 1, 2009, the ExpressJet Plan was amended such that certain matches have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable. From November 12, 2010 through December 31, 2010, ExpressJet's total expense for the ExpressJet Plan was $0.6 million.

        ExpressJet also provides medical bridge coverage for employees between the ages of 60 to 65, with at least 10 years of service who have retired from the Company. In December 2007, the Fair Treatment for Experienced Pilots Act (H.R. 4343) was enacted. This law increased the mandatory retirement age of commercial pilots from 60 to 65. As a result of this legislation, the Company is no longer required to provide medical bridge coverage to our pilots between the ages of 60 to 65. In 2008, ExpressJet's practice of providing medical bridge coverage for non-pilot employees was frozen, and does not permit non-pilot employees retiring on or after January 1, 2009 to participate in such coverage.

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

        The following table summarizes purchases made under the 2009 and 1995 Employee Stock Purchase Plans during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Number of shares purchased	356,777	835,469	807,797
Average price of shares purchased	13.52	$10.26	$13.90

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the year ended December 31, 2010 and 2009.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(10) Retirement Plans and Employee Stock Purchase Plans (Continued)

The 1995 Stock Purchase Plan was a compensatory plan under the accounting guidance because the shares were purchased semi-annually at a 15% discount based on the lower of the beginning or the end of the period price. During the year ended December 31, 2008, the Company recorded compensation expense of $3.0 million related to 1995 Stock Purchase Plan. The fair value of the shares purchased under the Stock Purchase Plan was determined using the Black-Scholes option pricing model with the following assumptions:

2008
Expected annual dividend rate	0.80%
Risk-free interest rate	2.51%
Average expected life (months)	6
Expected volatility of common stock	0.264

(11) Stock Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 20,000,000 shares of the Company's common stock in the public market. During the years ended December 31, 2010 and 2009, the Company repurchased 2.1 and 1.9 million shares of common stock for approximately $30.0 million and $18.4 million, respectively at a weighted average price per share of $14.61 and $9.88, respectively.

(12) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and five Brasilia turboprop aircraft operated by the Company. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2010 and 2009 was $30.4 million and $22.1 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010

(13) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2010 and 2009 is as follows (in thousands, except per share data):

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$632,243	$649,759	$686,858	$796,285	$2,765,145
Operating income (000)	42,421	49,288	58,282	51,835	201,826
Net income (000)	15,014	18,655	25,474	37,207	96,350
Net income per common share:
Basic	$0.27	0.33	0.46	0.68	1.73
Diluted	0.26	0.33	0.45	0.67	1.70
Weighted average common shares:
Basic:	55,855	55,936	55,901	54,747	55,610
Diluted:	56,864	56,718	56,804	55,719	56,526

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$672,642	$698,823	$637,748	$604,401	$2,613,614
Operating income (000)	40,824	59,769	63,253	48,349	212,195
Net income (000)	9,372	26,219	28,566	19,501	83,658
Net income per common share:
Basic	$0.17	$0.47	$0.51	$0.35	$1.50
Diluted	0.16	0.46	0.50	0.34	1.47
Weighted average common shares:
Basic:	56,546	55,657	55,605	55,606	55,854
Diluted:	57,427	56,558	56,652	56,621	56,814

ITEM 9.    CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2010, those controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control

        Except as set forth below, during the three months ended December 31, 2010, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On November 12, 2010, we completed our purchase of ExpressJet. As permitted by the Securities and Exchange Commission, management has elected to exclude ExpressJet from management's assessment of the effectiveness of our internal control over financial reporting for the year ended December 31, 2010.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

        On November 12, 2010, we completed our purchase of ExpressJet. As permitted by the Securities and Exchange Commission, management has elected to exclude ExpressJet from management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. Assets and revenues of ExpressJet represent 6% and 4%, respectively, of our total assets and total revenues as reported in our consolidated financial statements as of and for the year ended December 31, 2010. Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by Ernst & Young LLP ("Ernst & Young"), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Annual Report on Form 10-K. Ernst & Young's report on our internal control over financial reporting appears on the following page.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ExpressJet Airlines Inc., which is included in the 2010 consolidated financial statements of SkyWest Inc. and constituted 6% and 4% of total assets and total revenues, respectively, as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of SkyWest Inc. also did not include an evaluation of the internal control over financial reporting of ExpressJet Airlines Inc.

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010 of SkyWest, Inc. and subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2011

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2011 Annual Meeting of Shareholders scheduled for May 3, 2011. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2010, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2010 and 2009, Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008, Consolidated Statements of Cash Flows for the year ended December 31, 2010, 2009 and 2008, Consolidated Statements of Stockholders' Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number		Exhibit	Incorporated by Reference
3.1		Restated Articles of Incorporation	(1)

3.2		Amended and Restated Bylaws	(2)

4.1		Specimen of Common Stock Certificate	(3)

10.1		Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)

10.2		Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)

10.3		United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)

10.4		Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(6)

10.5		Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(7)

10.6	(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(8)

10.6	(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(5)

10.7		SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(9)

10.8		SkyWest Inc. 2007 Employee Stock Purchase Plan	(10)

10.8	(a)	First Amendment to SkyWest, Inc. 2007 Employee Stock Purchase Plan	(13)

10.9		SkyWest Inc. Executive Stock Incentive Plan	(11)

10.10		SkyWest Inc. Allshare Stock Option Plan	(11)

10.11		Airline Services Agreement dated December 20, 2007 by and between SkyWest Airlines, Inc. and Midwest Airlines, Inc	(12)

10.12		SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2009	(13)

10.12	(a)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(13)

10.13		SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)

10.13	(a)	First Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)

10.13	(b)	Second Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(13)

10.14		SkyWest, Inc. 2009 Employee Stock Purchase Plan	(13)

Number	Exhibit	Incorporated by Reference
10.15	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(14)

10.16	Agreement and Plan of Merger, dated August 3, 2010, by and among SkyWest, Inc., Express Delaware Merger Co. and ExpressJet Holdings Inc.	(15)

21.1	Subsidiaries of the Registrant	(1)

23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1	Certification of Chief Executive Officer	Filed herewith

31.2	Certification of Chief Financial Officer	Filed herewith

32.1	Certification of Chief Executive Officer	Filed herewith

32.2	Certification of Chief Financial Officer	Filed herewith

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(2)
Incorporated by reference to a Registration Statement on Form S-3, File No. 33-74290

(3)
Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

(4)
Incorporated by reference to Registrant's Form 8-K/A filed on February 12, 2007

(5)
Incorporated by reference to exhibits to Registrant's Form 10-Q filed on December 31, 2003

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

(10)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(11)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(12)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 28, 2008

(13)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 23, 2009

(14)
Incorporated by reference to the exhibits to Registrant's Forms 8-K filed on November 18, 2010

(15)
Incorporated by reference to the exhibits to Registrant's Forms 8-K filed on August 4, 2010

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 25, 2011 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 25, 2011

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2010:
Allowance for inventory obsolescence	$6,615	$926	$—	$7,541
Allowance for doubtful accounts receivable	47	5,892	(5,892)	47

	$6,662	6,818	(5,892)	7,588

Year Ended December 31, 2009:
Allowance for inventory obsolescence	$5,533	$1,082	—	$6,615
Allowance for doubtful accounts receivable	47	—	—	47

	$5,580	$1,082	—	$6,662

Year Ended December 31, 2008:
Allowance for inventory obsolescence	$4,681	$852	—	$5,533
Allowance for doubtful accounts receivable	47	—	—	47

	$4,728	$852	—	$5,580

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2010, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2011.

SKYWEST, INC.
By:	/s/ BRADFORD R. RICH Bradford R. Rich Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2011
/s/ BRADFORD R. RICH Bradford R. Rich	Executive Vice President and Chief Financial Officer (Principal Financial and Principal Accounting Officer)	February 25, 2011
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 25, 2011
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 25, 2011
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 25, 2011
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 25, 2011

Name	Capacities	Date

/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 25, 2011
/s/ HENRY J. EYRING Henry J. Eyring	Director	February 25, 2011
/s/ JAMES L. WELCH James L. Welch	Director	February 25, 2011
/s/ MICHAEL K. YOUNG Michael K. Young	Director	February 25, 2011