Form 10-Q
period 2011-03-31
SKYWEST INC
filed 2011-05-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2011
Common stock, no par value	52,886,159

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$127,740	$112,338
Marketable securities	556,603	670,739
Restricted cash	22,600	21,775
Income tax receivable	4,544	3,356
Receivables, net	130,840	110,207
Inventories, net	107,989	106,572
Prepaid aircraft rents	303,278	256,168
Deferred tax assets	59,291	56,102
Other current assets	24,249	32,308
Total current assets	1,337,134	1,369,565

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,847,518	3,836,550
Deposits on aircraft	13,600	400
Buildings and ground equipment	280,762	278,665
	4,141,880	4,115,615
Less-accumulated depreciation and amortization	(1,223,046)	(1,172,796)
Total property and equipment, net	2,918,834	2,942,819

OTHER ASSETS
Intangible assets, net	21,185	21,747
Other assets	122,163	112,379
Total other assets	143,348	134,126
Total assets	$4,399,316	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2011	2010
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$159,364	$159,039
Accounts payable	216,558	206,490
Accrued salaries, wages and benefits	106,753	112,728
Accrued aircraft rents	23,519	16,780
Taxes other than income taxes	26,703	25,146
Other current liabilities	46,291	42,457
Total current liabilities	579,188	562,640

OTHER LONG-TERM LIABILITIES	47,825	46,325

LONG-TERM DEBT, net of current maturities	1,707,714	1,738,936

DEFERRED INCOME TAXES PAYABLE	567,467	569,847

DEFERRED AIRCRAFT CREDITS	105,458	107,839

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,669,220 and 75,244,553 shares issued, respectively	592,673	589,610
Retained earnings	1,126,529	1,139,739
Treasury stock, at cost, 22,297,974 and 21,071,582 shares, respectively	(329,209)	(309,628)
Accumulated other comprehensive income	1,671	1,202
Total stockholders’ equity	1,391,664	1,420,923
Total liabilities and stockholders’ equity	$4,399,316	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING REVENUES:
Passenger	$844,476	$623,112
Ground handling and other	21,475	9,131
Total operating revenues	865,951	632,243
OPERATING EXPENSES:
Salaries, wages and benefits	286,148	178,563
Aircraft maintenance, materials and repairs	163,174	106,755
Aircraft fuel	126,740	73,514
Aircraft rentals	86,422	76,459
Depreciation and amortization	63,193	58,146
Station rentals and landing fees	42,626	28,885
Ground handling services	36,853	29,444
Acquisition related costs	1,031	—
Other, net	59,537	38,056
Total operating expenses	865,724	589,822
OPERATING INCOME	227	42,421
OTHER INCOME (EXPENSE):
Interest income	1,966	3,970
Interest expense	(20,220)	(21,585)
Other, net	(506)	(255)
Total other expense, net	(18,760)	(17,870)
INCOME (LOSS) BEFORE INCOME TAXES	(18,533)	24,551
PROVISION (BENEFIT) FOR INCOME TAXES	(7,470)	9,537
NET INCOME (LOSS)	$(11,063)	$15,014
BASIC EARNINGS (LOSS) PER SHARE	$(0.21)	$0.27
DILUTED EARNINGS (LOSS) PER SHARE	$(0.21)	$0.26
Weighted average common shares:
Basic	53,844	55,855
Diluted	53,844	56,864

Dividends declared per share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2011	2010

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$(8,394)	$57,941

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(120,245)	(117,311)
Sales of marketable securities	234,872	107,910
Proceeds from the sale of equipment	110	75
Payments received on note receivable from United Air Lines	—	2,001
Acquisition of property and equipment:
Aircraft and rotable spare parts	(16,320)	(101,638)
Deposits on aircraft	(13,200)	—
Buildings and ground equipment	(2,303)	(1,758)
Increase in other assets	(8,603)	(17,051)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	74,311	(127,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	81,698
Principal payments on long-term debt	(30,897)	(27,124)
Return of deposits on aircraft and rotable spare parts	—	4,247
Net proceeds from issuance of common stock	2,201	2,466
Purchase of treasury stock	(19,581)	(1,174)
Payment of cash dividends	(2,238)	(2,255)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(50,515)	57,858

Increase (decrease) in cash and cash equivalents	15,402	(11,973)
Cash and cash equivalents at beginning of period	112,338	76,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$127,740	$64,441

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest, net of capitalized amounts	$16,312	$15,558
Income taxes	$467	$180

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”), Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain reclassifications have been made to the Company’s March 31, 2010 condensed consolidated financial statements to conform to the presentation of the Company’s March 31, 2011 condensed consolidated financial statements.

Note B — Passenger and Ground Handling Revenue

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) Continental Airlines, Inc. (“Continental”) and AirTran Airways, Inc. (“AirTran”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

Delta Connection Agreements

SkyWest Airlines and Atlantic Southeast have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and Atlantic Southeast provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or Atlantic Southeast, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or Atlantic Southeast from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or Atlantic Southeast fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and Atlantic Southeast Delta Connection Agreements contain multi-year rate reset provisions which commenced in 2010 continue for additional five-year periods thereafter. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and Atlantic Southeast have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and Atlantic Southeast also have cross-termination rights between the two Delta Connection Agreements.

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate 15 CRJ200s as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement. As of March 31, 2011, Atlantic Southeast was operating 15 CRJ200s as a United Express carrier.

ExpressJet and United are parties to the ExpressJet United Express Agreement, which sets forth the principal terms and conditions governing ExpressJet’s United Express operations. Under the terms of the ExpressJet United Express Agreement, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

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

Continental Capacity Purchase Agreement

Effective November 12, 2010, we acquired ExpressJet Holdings, Inc. (of which ExpressJet is an indirect wholly-owned subsidiary) (“ExpressJet Holdings”) through the merger of ExpressJet Holdings with and into a wholly-owned subsidiary of Atlantic Southeast (the “ExpressJet Merger”). In connection with the ExpressJet Merger, ExpressJet entered into a Capacity Purchase Agreement with Continental (the “Continental CPA”), whereby ExpressJet agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including, but not limited to, changes to the Company’s code-share agreements with Delta, United, Continental or AirTran, the ongoing integration of ExpressJet’s operations with the operations presently conducted by Atlantic Southeast, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements, settlement of reimbursement disputes with the Company’s major partners and restrictions on completed flights due to weather conditions.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the three months ended March 31, 2011, the Company granted options to purchase 322,707 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2011.

Expected annual dividend rate	1.03%
Risk-free interest rate	2.10%
Average expected life (years)	5.8
Expected volatility of common stock	.404
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.74

During the three months ended March 31, 2011, the Company granted 217,383 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the three months ended March 31, 2011, the Company granted 26,821 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.51 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2011 and 2010, the Company recorded pre-tax share-based compensation expense of $1.8 million and $2.0 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted

EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the three months ended March 31, 2011 and 2010, options to acquire 5,738,000 and 4,401,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2011	2010
Numerator
Net Income (Loss)	$(11,063)	$15,014

Denominator
Weighted average number of common shares outstanding	53,844	55,855
Effect of outstanding share-based awards	—	1,009
Weighted average number of shares for diluted net income (loss) per common share	53,844	56,864

Basic earnings (loss) per share	$(0.21)	$0.27
Diluted earnings (loss) per share	$(0.21)	$0.26

Note E — Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company’s equity investment in Trip Linhas Aereas (“Trip”) and Mekong Aviation Joint Stock Company (“Air Mekong”), net of tax, for the periods indicated (in thousands):

	Three months ended March 31,
	2011	2010

Net Income (Loss)	$(11,063)	$15,014
Proportionate share of other companies foreign currency translation adjustment, net of tax	160	267
Unrealized appreciation (depreciation) on marketable securities, net of tax	309	(214)

Comprehensive income (loss)	$(10,594)	$15,067

Note F — Long-Term Debt

Long-term debt of the Company consisted of the following for the periods indicated (in thousands):

	March 31, 2011	December 31, 2010
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.10% to 3.81% through 2012 to 2020, secured by aircraft	$410,653	$418,109
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.74% to 7.52% through 2021, secured by aircraft	510,467	518,070
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	208,082	212,504
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	59,028	61,087
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	655,652	663,487
Notes payable to banks, due in monthly installments plus interest of 6.05% through 2020, secured by aircraft	21,466	21,969
Notes payable to banks, due in semi-annual installments, plus interest at 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export Financing Program, through 2011, secured by aircraft	—	360
Notes payable to a financing company, due in semi-annual installments interest based on LIBOR secured by flight simulator equipment	1,730	2,389
Long-term debt	$1,867,078	$1,897,975

Less current maturities	(159,364)	(159,039)

Long-term debt, net of current maturities	$1,707,714	$1,738,936

At March 31, 2011, the three-month and six-month LIBOR rates were 0.30% and 0.46%, respectively.   At December 31, 2010, the three-month and six-month LIBOR rates were 0.30% and 0.46%, respectively.

As of March 31, 2011, SkyWest Airlines had a $25 million line of credit with no amount outstanding under the facility.  The facility is scheduled to expire on March 31, 2012 and has a rate of 3.79%.

Note G — ExpressJet Merger

On November 12, 2010, the Company completed the ExpressJet Merger. As a result of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the merger consideration was $131.6 million. After taking in effect the number of shares acquired by the Company and its subsidiaries prior to the effective time, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

The following unaudited pro forma combined results of operations give effect to the ExpressJet Merger as if it had occurred at the beginning of the period presented. The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the ExpressJet Merger occurred on the date assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize benefits from integrating the operations of Atlantic Southeast and ExpressJet, and to incur certain one-time cash costs. The unaudited pro forma combined results of operations do not reflect these potential benefits or costs (in thousands) nor can the Company provide any assurance that these benefits will be achieved.

Three Months Ended March 31, 2010
Revenue	$822,491
Net Income	$1,396
Basic earnings per share	$0.02
Diluted earnings per share	$0.02

Note H — Commitments and Contingencies

The Company leases 542 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2011 (in thousands):

April through December 2011	$243,627
2012	368,090
2013	344,999
2014	329,605
2015	295,523
Thereafter	1,130,743
$2,712,587

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

The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning during the first quarter of 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of March 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of March 31, 2011, the Company owned $4.0 million of auction rate security instruments. The auction rate security instruments held by the Company at March 31, 2011 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its unaudited condensed consolidated balance sheet as of March 31, 2011. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of March 31, 2011, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of March 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$553,460	$—	$553,460	$—
Commercial paper	2,500		2,500
Asset backed securities	643	—	643	—
	556,603	—	556,603	—

Cash, Cash Equivalents and Restricted Cash	150,340	150,340	—	—
Other Assets (a)	3,980	—	—	3,980
Total Assets Measured at Fair Value	$710,923	$150,340	$556,603	$3,980

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

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three months ended March 31, 2011.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2011	$4,002
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(22)
Transferred out	—
Settlements	—
Balance at March 31, 2011	$3,980

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,926.9 million as of March 31, 2011, as compared to the carrying amount of $2,088.1 million as of March 31, 2010.

Note J — Investment in Other Companies

As of March 31, 2011, the Company’s investment balance in Trip and Air Mekong was $41.7 million.  These investments were recorded as an “Other asset” on the Company’s condensed consolidated balance sheet. The Company accounts for its interest in Trip and Air Mekong using the equity method of accounting. The Company records its equity in Trip’s and Air Mekong’s earnings on a one-quarter lag. For the three months ended March 31, 2011, the Company’s aggregate portion of losses attributable to its investments in Trip and Air Mekong was $0.6 million.

Note K — Legal Matters

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2011, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following are significant outstanding legal matters.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of March 31, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in the Superior Court for Fulton County, Georgia, disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim. Discovery in that action was not yet complete. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County, Georgia Superior Court, and filed a new complaint in the Georgia State Court of Fulton County (the “State Court Complaint”). The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.  Delta moved for partial dismissal of the State Court Complaint and filed a claim for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements in the Superior Court for Fulton County, Georgia.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in Delta’s Superior Court lawsuit.  A hearing on that motion was held on April 27, 2011, and the court has taken the motion under advisement.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the Complaint pending in the Georgia State Court of Fulton County.

ExpressJet Stockholder Litigation

Between August 5, 2010, and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the “Texas State Actions”) were filed by individual ExpressJet Holdings stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name the Company, Atlantic Southeast and/or Express Delaware Merger Co. (a wholly-owned subsidiary of Atlantic Southeast formed in connection with the ExpressJet Merger) (together, the “SkyWest Defendants”) as defendants in the litigation.

The petitions filed in the Texas State Actions generally allege that the ExpressJet Holdings director defendants breached their fiduciary duties in connection with the negotiation and approval of the definitive merger agreement which sets forth the terms and conditions of the ExpressJet Merger (the “Merger Agreement”) and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the ExpressJet Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement which may be completed. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the “189th District Court). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the

Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the “Consolidated Texas State Action”).

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

On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the “MOU”) containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet Holdings made certain disclosures in the definitive proxy statement that was sent to the ExpressJet Holdings stockholders soliciting approval of the ExpressJet Merger. In the MOU, the defendants in the Actions acknowledged that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet Holdings stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the ExpressJet Merger.  Following a hearing on April 14, 2011, the 189th District Court approved the proposed settlement contemplated by the MOU and dismissed the Consolidated Texas State Action with prejudice.  Pursuant to the terms of the MOU, the parties then sought and obtained dismissal of the Texas Federal Action with prejudice and the plaintiff class released all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the ExpressJet Merger.  All of the parties to the Actions have now performed their respective obligations under the MOU and the Company believes all outstanding issues with respect to the Actions have been resolved.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2011 and 2010. Also discussed is our financial position as of March 31, 2011 and December 31, 2010. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2011, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines, Atlantic Southeast and ExpressJet, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines, Atlantic Southeast and ExpressJet, we operate the largest regional airline in the United States. As of March 31, 2011, SkyWest Airlines, Atlantic Southeast and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2011, we operated a combined fleet of 713 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	151	—	59	31	10	251
United	98	35	70	—	36	239
Continental	—	206	—	—	—	206
AirTran	4	—	—	—	—	4
Maintenance Spare	4	—	—	—	—	4
Charter	—	3	—	—	—	3
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	259	244	129	35	46	713

For the three months ended March 31, 2011, approximately 65.3% of our aggregate capacity was operated under the United Express Agreements and Continental CPA, approximately 34.2% was operated under the Delta Connection Agreements and approximately 0.5% was operated under the AirTran code-share agreement.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In 2009, SkyWest Airlines entered into a code-share agreement with AirTran. As of March 31, 2011, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,700 total daily flights.

Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of December 31, 2010, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C. (Dulles International Airport), operating approximately 900 daily flights.

ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O’Hare) and Washington Dulles. ExpressJet offered more than 1,300 daily scheduled departures as of March 31, 2011, of which approximately 1,050 were Continental Express flights and 250 were United Express flights. ExpressJet’s fleet as of March 31, 2011 consisted of 244 ERJ145s, of which 206 were flown for Continental, 35 were flown for United and three were used in charter operations. ExpressJet’s Continental and United code-share operations are conducted under the Continental CPA and the ExpressJet United Express Agreement, pursuant to which ExpressJet is paid by Continental or United, as applicable, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2011, contract flying revenue and pro-rate revenue represented approximately 92% and 8%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended March 31, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 37% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 63% flown under pro-rate arrangements. For the three months ended March 31, 2011, approximately 89% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 11% flown under pro-rate arrangements. SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement.

First Quarter Summary

We had revenues of $866.0 million for the three months ended March 31, 2011, a 37.0% increase, compared to revenues of $632.2 million for the three months ended March 31, 2010. We had net loss of $11.1 million, or $0.21 per diluted share, for the three months ended March 31, 2011, a decrease of 173.7%, compared to $15.0 million of net income, or $0.26 per diluted share, for the three months ended March 31, 2010.

On November 12, 2010, we completed the ExpressJet Merger, which has substantially affected all aspects of our operations.  Among other effects, the ExpressJet Merger added 244 ERJ145 aircraft to our fleet and increased our aggregate capacity by approximately 49%.  The completion of the ExpressJet Merger is the most significant factor that affects the comparability of our financial and operating results between the three months ended March 31, 2010 and March 31, 2011.  The significant items affecting our financial performance during the three months ended March 31, 2011 are outlined below:

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ200 engine overhauls reimbursed at fixed hourly rates, increased $44.9 million, or 68.4%, during the three months ended March 31, 2011, compared to the three monhts ended March 31, 2010. The increase in maintenance excluding engine overhaul costs was principally due to our acquisition of 244 additional aircraft in connection with the ExpressJet Merger. Aircraft maintenance expense for the three months ended March 31, 2011 was also affected by higher than expected maintenance costs on scheduled maintenance events, as well as several unplanned maintenance events.

The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended March 31, 2011 were $7.7 million lower than they would have been under the rates that existed prior to the adjustment.

We incurred significant weather related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. We cancelled approximately 5,000 more flights than the three months ended March 31, 2010 as a result of the severe weather during the quarter. As a result of the abnormally high number of cancellations, we experienced a negative impact on passenger revenues of approximately $5.1 million.

Total available seat miles (“ASMs”) for the three months ended March 31, 2011 increased 52.6%, compared to the three months ended March 31, 2010, primarily due to our completion of the ExpressJet Merger. During the three months ended March 31, 2011, we generated 8.6 billion ASMs, compared to 5.6 billion ASMs during the three months ended March 31, 2010.

Outlook

On January 4, 2011, we announced SkyWest Airlines’ plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Additionally, we have announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. As of March 31, 2011, we have taken delivery of four CRJ700s that we intend to operate for Delta. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Airlines. SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2010, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2010.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Three Months Ended March 31, 2011 and 2010

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2011		2010		% Change
Revenue passenger miles (000)	6,448,156		4,348,176		48.3
Available seat miles (“ASMs”) (000)	8,607,004		5,640,970		52.6
Block hours	539,910		344,153		56.9
Departures	332,375		222,240		49.6
Passengers carried	12,557,060		8,717,803		44.0
Passenger load factor	74.9%		77.1%		2.2	Pts
Revenue per available seat mile	10.1	¢	11.2	¢	(9.8)
Cost per available seat mile	10.3	¢	10.8	¢	(4.6)
Cost per available seat mile excluding fuel	8.8	¢	9.5	¢	(7.4)
Fuel cost per available seat mile	1.5	¢	1.3	¢	15.4
Average passenger trip length (miles)	514		499		3.0

Revenues.  Operating revenues increased $233.7 million, or 37.0%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2011	2010	$ Change	% Change
Passenger revenues	$844,476	$623,112	$221,364	35.5%
Less: Fuel reimbursement from major partners	102,161	55,155	47,006	85.2%
Less: Engine overhaul reimbursement from major partners	37,933	25,737	12,196	47.4%
Passenger revenue excluding fuel and engine overhauls reimbursements	$704,382	$542,220	$162,162	29.9%

Passenger revenues.  Passenger revenues increased $221.4 million, or 35.5%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in passenger revenues was primarily due to the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $162.2 million, or 29.9%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 56.9% during the three months ended March 31, 2011 compared to the three months ended March 31, 2010.  The block hour increase was primarily due to the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences in the Continental CPA and our existing CPA’s.  Under the Continental CPA, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursement recognized as revenue.  Under our other CPAs the majority of those costs are paid by SkyWest and Atlantic Southeast and the reimbursements received under the CPAs are included in revenue.  As such we do not expect the acquisition of ExpressJet to increase revenue at the same rate as the projected increase in block hours. In addition,  the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended March 31, 2011 were $7.7 million lower than they would have been under the rates that existed prior to the adjustment.

We incurred significant weather related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. We cancelled approximately 5,000 flights more than the three months ended March 31, 2010, primarily as a result of the severe weather during the quarter. As a result of the abnormally high number of cancellations, we experienced a negative impact on passenger revenues of approximately $5.1 million.

Ground handling and other.  Total ground handling and other revenues increased $12.3 million, or 135.2%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase is primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue paid to other airlines. During the three months September 30, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong. .

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the principal underlying driver of our operating costs, the following paragraphs include references to cost per ASM, in an effort to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the three months ended March 31,
					2011	2010
	2011	2010	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$126,740	$73,514	$53,226	72.4%	1.5	1.3
Salaries, wages and benefits	286,148	178,563	107,585	60.3%	3.3	3.2
Aircraft maintenance, materials and repairs	163,174	106,755	56,419	52.8%	1.9	1.9
Aircraft rentals	86,422	76,459	9,963	13.0%	1.0	1.3
Depreciation and amortization	63,193	58,146	5,047	8.7%	0.7	1.0
Station rentals and landing fees	42,626	28,885	13,741	47.6%	0.5	0.5
Ground handling services	36,853	29,444	7,409	25.2%	0.4	0.5
Acquisition related costs	1,031	—	1,031	N/A	—	—
Other	59,537	38,056	21,481	56.4%	0.8	0.7
Total operating expenses	865,724	589,822	275,902	46.8%	10.1	10.4
Interest	20,220	21,585	(1,365)	(6.3)%	0.2	0.4
Total airline expenses	$885,944	$611,407	274,537	44.9%	10.3	10.8

Fuel. Fuel costs increased $53.2 million, or 72.4%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The average cost per gallon of fuel increased to $3.33 per gallon during the three months ended March 31, 2011, from $2.52 during the three months ended March 31, 2010. The fuel cost not reimbursed by our major partners increased $6.2 million during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	38,091	29,210	30.4%
Average price per gallon	$3.33	$2.52	32.1%
Fuel expense	$126,740	$73,514	72.4%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $107.6 million, or 60.3%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The average number of full-time equivalent employees increased 44.4% to 17,979 for the three months ended March 31, 2011, from 12,448 for the three months ended March 31, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger. The increase in salaries, wages and employee benefits, was more than the increase in block hours, due primarily to significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. During the three months ended March 31, 2011, we cancelled approximately 5,000 more flights than the three months ended March 31, 2010, principally as a result of the severe weather during the quarter.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $56.4 million, or 52.8%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$163,174	$106,755	$56,419	52.8%
Less: Engine overhaul reimbursed from major partners	37,933	25,737	12,196	47.4%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	14,609	15,327	(718)	(4.7)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$110,632	$65,691	$44,941	68.4%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $44.9 million, or 68.4%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in maintenance excluding engine overhaul costs was principally due to the expansion of our operations following the completion of the ExpressJet Merger, higher than expected maintenance costs on scheduled events and several unplanned maintenance events.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our consolidated statement of operations at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of operations on an as-incurred basis as maintenance expense. During the three months ended March 31, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement decreased $0.7 million compared to the three months ended March 31, 2010. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the average number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue each quarter through 2011 and into the middle of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental CPA, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of operations.

Aircraft rentals.  Aircraft rentals increased $10.0 million, or 13.0%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase was primarily due to the following two factors: First, during the three months ended March 31, 2011, we incurred rental expense on four CRJ900s and subleased the aircraft to Air Mekong. Second, as part of the expansion of our operations following the completion of the ExpressJet Merger, we have incurred additional aircraft rental expense associated with the ExpressJet operations.

Depreciation and amortization.  Depreciation and amortization expense increased $5.0 million, or 8.7%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Station rentals and landing fees.  Station rentals and landing fees expense increased $13.7 million, or 47.6%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet operations, station rentals and landing fees would have decreased primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $7.4 million, or 25.2%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger and SkyWest Airlines outsourcing several pro-rate stations to other ground handlers since the three months ended March 31, 2010. .

Acquisition-related costs.  During the three months ended March 31, 2011, we incurred $1.0 million of direct severance, legal and advisor fees associated with the ExpressJet Merger.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $21.5 million, or 56.4%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Interest.  Interest expense decreased $1.4 million, or 6.3%, during the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease in interest expense was primarily due to a decrease in long term debt.  At March 31, 2011, we had $1.867.1 million of long term debt compared to $2,019.5 million of debt as of March 31, 2010.

Interest Income. Interest income decreased $2.0 million, or 50.5% during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $274.5 million, or 44.9%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2011	2010	$ Change	% Change
Total airline expense	$885,944	$611,407	$274,537	44.9%
Less: Fuel expense	126,740	73,514	53,226	72.4%
Less: Engine overhaul reimbursement from major partners	37,933	25,737	12,196	47.4%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	14,609	15,327	(718)	(4.7)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$706,662	$496,829	$209,833	42.2%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $209.8 million, or 42.2%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The percentage increase in total airline expenses excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Net Income (loss).  Primarily due to factors described above,  we incurred a net loss of $11.1 million, or $0.21 per diluted share, for the three months ended March 31, 2011, compared to net income of $15.0 million, or $0.26 per diluted share, for the three months ended March 31, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2011 and 2010, and our total cash and marketable securities positions as of March 31, 2011 and December 31, 2010 (in thousands).

	For the three months ended March 31,
	2011	2010	$ Change	% Change
Net cash provided by (used in) operating activities	$(8,394)	$57,941	$(66,335)	(114.5)%
Net cash provided by (used in) investing activities	74,311	(127,772)	202,083	158.2%
Net cash provided by (used in) financing activities	(50,515)	57,858	(108,373)	(187.3)%

	March 31, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$127,740	$112,338	$15,402	13.7%
Restricted cash	22,600	21,775	825	3.8%
Marketable securities	556,603	670,739	(114,136)	(17.0)%
Total	$706,943	$804,852	$(97,909)	(12.2)%

Cash Flows from Operating Activities.

Net cash provided by (used in) operating activities decreased $66.3 million or 114.5%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease was primarily due to the pretax income (loss) during the quarter ended March 31, 2011 compared to the pretax income during the quarter ended March 31, 2010.  During the three months ended March 31, 2011, we had a pretax loss of $18.5 million compared to pretax income of $24.6 million for the three months ended March 31, 2010. The remainder of the decrease is due to changes in the working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by (used in) investing activities increased $202.1 million or 158.2%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. Our aircraft and rotable spare parts purchased decreased $85.3 million during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. The decrease in aircraft and rotable spares was primarily due to the acquisition of four CRJ700s during the three months ended March 31, 2010. During the three months ended March 31, 2011, net sales of marketable securities increased $124.0 million as compared to the three months ended March 31, 2010.

Cash Flows from Financing Activities.

Net cash provided by (used in) financing activities decreased $108.4 million or 187.3%, during the three months ended March 31, 2011, compared to the three months ended March 31, 2010. The decrease was primarily related to a decrease in proceeds from the issuance of long-term debt. During the three months ended March 31, 2010 we received proceeds from long-term debt of $81.7 million to finance the purchase of four CRJ 700s with long-term debt. In addition, during the three months ended March 31, 2011 we repurchased $18.4 million more of treasury shares as compared to March 31, 2010.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2011, our total capital mix was 44.9% equity and 55.1% long-term debt, compared to 45.0% equity and 55.0% long-term debt at December 31, 2010.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2011	2012	2013	2014	2015	Thereafter

Operating lease payments for aircraft and facility obligations	$2,712,587	$243,627	$368,090	$344,999	$329,605	$295,523	$1,130,743
Firm aircraft commitments	142,768	142,768	—	—	—	—	—
Interest commitments	560,098	64,963	74,970	68,233	62,140	55,723	234,069
Principal maturities on long-term debt	1,867,078	128,142	202,991	157,413	163,256	170,283	1,044,993
Total commitments and obligations	$5,282,531	$579,500	$646,051	$570,645	$555,001	$521,529	$2,409,805

Purchase Commitments and Options

On January 4, 2011, we announced SkyWest Airlines’ plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Additionally, we have announced plans to lease eight used CRJ700s from another operator. SkyWest Airlines and Atlantic Southeast plan to operate the eight CRJ700s under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements. As of March 31, 2011, we have taken delivery of four CRJ700s that we intend to operate for Delta. On January 25, 2011, SkyWest Airlines agreed to operate five CRJ700s for Alaska Airlines. SkyWest Airlines plans to lease these aircraft from Alaska Airlines for a nominal amount.

Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $142.8 million through 2011.

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

At present, we intend to satisfy our 2011 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2011, we had 542 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.7 billion at March 31, 2011. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at March 31, 2011.

Long-term Debt Obligations

As of March 31, 2011, we had $1,867.1 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at March 31, 2011.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 63% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements and approximately 11% of our CRJ200s flown in the United system were flown under pro-rate arrangements. As of March 31, 2011, we operated 18 CRJ 200s under a pro-rate agreement with United and four CRJ200s under a pro-rate arrangement with AirTran. The average price per gallon of aircraft fuel increased 32.2% to $3.33 for the three months ended March 31, 2011, from $2.52 for the three months ended March 31, 2010. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.1 million in fuel expense for the three months ended March 31, 2011.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2011, we had variable rate notes representing 35.7% of our total long-term debt compared to 36.0% of our long-term debt at December 31, 2010. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.7 million in interest expense and received $1.9 million in additional interest income for the three months ended March 31, 2011. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.7 million less in interest expense and received $1.9 million less in interest income for the three months ended March 31, 2011. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2011.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting during the Three Months Ended March 31, 2011

Except as set forth below, during the three months ended March 31, 2011, there were no changes in our internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On November 12, 2010, we completed the ExpressJet Merger. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration activities.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2011, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for IROP expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds we believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast. As of March 31, 2011, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a lawsuit in the Superior Court for Fulton County, Georgia, disputing Delta’s treatment of the matter (the “Complaint”). Delta filed an Answer to the Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for the IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim. Discovery in that action was not yet complete. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County, Georgia Superior Court, and filed a new complaint in the Georgia State Court of Fulton County (the “State Court Complaint”). The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.  Delta moved for partial dismissal of the State Court Complaint and filed a claim for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements in the Superior Court for Fulton County, Georgia.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in Delta’s Superior Court lawsuit.  A hearing on that motion was held on April 27, 2011, and the court has taken the motion under advisement.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in their Complaint pending in the Georgia State Court of Fulton County.

ExpressJet Stockholder Litigation

Between August 5, 2010, and August 25, 2010, nine substantially similar putative shareholder class action suits (collectively, the “Texas State Actions”) were filed by individual ExpressJet Holdings stockholders in the District Court of Harris County, Texas against ExpressJet and its directors. Many of the petitions also name SkyWest, Atlantic Southeast and/or Express Delaware Merger Co. (a wholly-owned subsidiary of Atlantic Southeast formed in connection with the ExpressJet Merger) (together, the “SkyWest Defendants”) as defendants in the litigation.

The petitions filed in the Texas State Actions generally allege that the ExpressJet Holdings director defendants breached their fiduciary duties in connection with the negotiation and approval of the definitive merger agreement which sets forth the terms and conditions of the ExpressJet Merger (the “Merger Agreement”) and that the SkyWest Defendants aided and abetted such alleged breaches of fiduciary duties. The Texas State Actions seek, among other things, an injunction enjoining the ExpressJet Merger and the transactions contemplated by the Merger Agreement and rescission of any transactions contemplated by the Merger Agreement which may be completed. On August 18, 2010, plaintiff Rayside filed a motion to consolidate the Texas State Actions into Case No. 2010-48784 in the first-filed court (the “189th District Court). On August 20, 2010, plaintiffs Levine, Tejeda, Doraiswamy and Swanepoel filed a similar motion in the 189th District Court. On September 10, 2010, the 189th District Court ordered the consolidation of the Texas State Actions with and into Case No. 2010-48784 (the consolidated action is referred to herein as the “Consolidated Texas State Action”).

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

On October 8, 2010, counsel for the defendants in the Actions, counsel for the plaintiff class in the Consolidated Texas State Action and counsel for plaintiff in the Texas Federal Action agreed to and executed a memorandum of understanding (the “MOU”) containing the terms of an agreement in principle to resolve the Actions. The MOU provides that, in consideration for the settlement of the Actions, ExpressJet Holdings made certain disclosures in the definitive proxy statement that was sent to the ExpressJet Holdings stockholders soliciting approval of the ExpressJet Merger. In the MOU, the defendants in the Actions acknowledged that they considered the claims raised by the plaintiffs in the Actions in connection with the disclosures contemplated by the MOU. In exchange, the parties to the MOU agreed to use their best efforts to draft and execute a definitive stipulation of settlement that includes a plaintiff class consisting of all record and beneficial holders of ExpressJet Holdings stock, other than defendants in the Consolidated Texas State Action and any firm, trust, corporation or other entity controlled by any such defendant, during the period beginning on and including December 2, 2009, through and including the date of the consummation of the ExpressJet Merger.  Following a hearing on April 14, 2001, the 189th District Court approved the proposed settlement contemplated by the MOU and dismissed the Consolidated Texas State Action with prejudice.  Pursuant to the terms of the MOU, the parties then sought and obtained dismissal of the Texas Federal Action with prejudice and the plaintiff class released all claims under federal and state law that were or could have been asserted in the Actions or which arise out of or relate to the transactions contemplated by the ExpressJet Merger.  All of the parties to the Actions have now performed their respective obligations under the MOU and we believes all outstanding issues with respect to the Actions have been resolved.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended March 31, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2011	412,396	$15.86	412,396	5,310,078
February 1 - February 28, 2011	478,414	15.61	478,414	4,831,664
March 1 - March 31, 2011	335,582	16.60	335,582	4,496,082
Total	1,226,392	$15.97	1,226,392	4,496,082

(1)        Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of March 31, 2011, we had spent approximately $296.6 million to purchase and retire approximately 15,503,918 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on May 15, 2012.

ITEM 6:                  EXHIBITS

31.1         Certification of Chief Executive Officer

31.2         Certification of Chief Financial Officer

32.1         Certification of Chief Executive Officer

32.2         Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2011.

SKYWEST, INC.

By	/s/ Bradford R. Rich
Bradford R. Rich
Executive Vice President and Chief Financial Officer