Form 10-Q
period 2011-06-30
SKYWEST INC
filed 2011-08-05
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2011
Common stock, no par value	51,883,416

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$139,131	$112,338
Marketable securities	523,672	670,739
Restricted cash	21,756	21,775
Income tax receivable	7,678	3,356
Receivables, net	143,864	110,207
Inventories, net	112,664	106,572
Prepaid aircraft rents	288,728	256,168
Deferred tax assets	60,225	56,102
Other current assets	27,283	32,308
Total current assets	1,325,001	1,369,565

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,859,587	3,836,550
Deposits on aircraft	13,500	400
Buildings and ground equipment	282,695	278,665
	4,155,782	4,115,615
Less accumulated depreciation and amortization	(1,278,124)	(1,172,796)
Total property and equipment, net	2,877,658	2,942,819

OTHER ASSETS
Intangible assets, net	20,622	21,747
Other assets	116,460	112,379
Total other assets	137,082	134,126
Total assets	$4,339,741	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2011	2010
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$160,490	$159,039
Accounts payable	233,037	206,490
Accrued salaries, wages and benefits	110,650	112,728
Accrued aircraft rents	24,252	16,780
Taxes other than income taxes	22,161	25,146
Other current liabilities	35,355	42,457
Total current liabilities	585,945	562,640

OTHER LONG-TERM LIABILITIES	51,773	46,325

LONG-TERM DEBT, net of current maturities	1,658,122	1,738,936

DEFERRED INCOME TAXES PAYABLE	568,332	569,847

DEFERRED AIRCRAFT CREDITS	103,306	107,839

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,669,814 and 75,244,553 shares issued, respectively	593,902	589,610
Retained earnings	1,126,114	1,139,739
Treasury stock, at cost, 23,627,860 and 21,071,582 shares, respectively	(349,887)	(309,628)
Accumulated other comprehensive income	2,134	1,202
Total stockholders’ equity	1,372,263	1,420,923
Total liabilities and stockholders’ equity	$4,339,741	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF Operations

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Passenger	$919,690	$642,201	$1,764,166	$1,265,313
Ground handling and other	14,007	7,558	35,482	16,689
Total operating revenues	933,697	649,759	1,799,648	1,282,002
OPERATING EXPENSES:
Salaries, wages and benefits	290,126	173,716	576,273	352,278
Aircraft maintenance, materials and repairs	176,399	111,366	339,573	218,121
Aircraft fuel	161,408	85,513	288,149	159,027
Aircraft rentals	88,072	75,642	174,494	152,101
Depreciation and amortization	63,697	58,383	126,890	116,529
Station rentals and landing fees	42,322	30,551	84,948	59,436
Ground handling services	32,875	26,945	69,728	56,389
Merger and integration related costs	1,364	—	2,395	—
Other	58,394	38,355	117,932	76,411
Total operating expenses	914,657	600,471	1,780,382	1,190,292
OPERATING INCOME	19,040	49,288	19,266	91,710
OTHER INCOME (EXPENSE):
Interest income	2,114	4,142	4,080	8,112
Interest expense	(20,052)	(21,659)	(40,272)	(43,244)
Other, net	(2,859)	(1,131)	(3,365)	(1,385)
	(20,797)	(18,648)	(39,557)	(36,517)
INCOME (LOSS) BEFORE INCOME TAXES	(1,757)	30,640	(20,291)	55,193
PROVISION (BENEFIT)FOR INCOME TAXES	(3,336)	11,985	(10,806)	21,522
NET INCOME (LOSS)	$1,579	$18,655	$(9,485)	$33,671

BASIC EARNINGS (LOSS) PER SHARE	$0.03	$0.33	$(0.18)	$0.60
DILUTED EARNINGS (LOSS) PER SHARE	$0.03	$0.33	$(0.18)	$0.59
Weighted average common shares:
Basic	52,698	55,936	53,271	55,895
Diluted	53,371	56,718	53,271	56,791

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$51,324	$133,428

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(234,342)	(390,615)
Sales of marketable securities	382,351	355,195
Payments received on note receivable from United Air Lines	—	4,000
Proceeds from the sale of equipment	191	114
Acquisition of property and equipment:
Aircraft and rotable spare parts	(29,029)	(111,298)
Deposits on aircraft	(13,500)	—
Buildings and ground equipment	(5,009)	(4,172)
Increase in other assets	(3,850)	(12,600)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	96,812	(159,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	81,698
Principal payments on long-term debt	(79,363)	(74,045)
Tax benefit from exercise of common stock options	2	—
Return of deposits on aircraft and rotable spare parts	400	4,247
Net proceeds from issuance of common stock	2,203	2,504
Purchase of treasury stock	(40,259)	(1,179)
Payment of cash dividends	(4,326)	(4,511)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(121,343)	8,714

Increase (decrease) in cash and cash equivalents	26,793	(17,234)
Cash and cash equivalents at beginning of period	112,338	76,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$139,131	$59,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$41,370	$42,698
Income taxes	$698	$495

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”), Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain reclassifications have been made to the Company’s June 30, 2010 condensed consolidated financial statements to conform to the presentation of the Company’s June 30, 2011 condensed consolidated financial statements.

Note B — ExpressJet Merger

On November 12, 2010, the Company acquired ExpressJet Holdings, Inc. (of which ExpressJet is an indirect wholly-owned subsidiary) (“ExpressJet Holdings”) through the merger of ExpressJet Holdings with and into a wholly-owned subsidiary of Atlantic Southeast (the “ExpressJet Merger”). As a result of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the merger consideration was $131.6 million. After taking in effect the number of shares acquired by the Company and its subsidiaries prior to the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

The following unaudited pro forma combined results of operations give effect to the ExpressJet Merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the ExpressJet Merger occurred on the date assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize benefits from integrating the operations of Atlantic Southeast and ExpressJet, and to incur significant one-time cash costs in connection with that integration. The unaudited pro forma combined results of operations (in thousands) do not reflect these potential benefits or costs  nor can the Company provide any assurance that the anticipated benefits will be achieved or that the Company’s actual costs will be consistent with the anticipated costs.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Revenue	$857,766	$1,680,256
Net Income	$2,568	$3,966
Basic earnings per share	$0.05	$0.07
Diluted earnings per share	$0.05	$0.07

Note C — Passenger and Ground Handling Revenue

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”) Continental Airlines, Inc. (“Continental”), AirTran Airways, Inc. (“AirTran”) and Alaska Airlines, Inc. (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive on completed flights.

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

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (See Note J for additional details).

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

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

Alaska Agreement

SkyWest Airlines and Alaska have entered into a Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ Alaska operations. Under the terms of the Capacity Purchase Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

AirTran Code-Share Agreement

On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service in December 2009. The code-share agreement has a three-year term; however, after May 15, 2010, either party may terminate the agreement upon 120 days written notice.  During the three months ended June 30, 2011, SkyWest Airlines and AirTran agreed to terminate the code-share agreement effective September 6, 2011.

Continental Express Agreement

In connection with the ExpressJet Merger, ExpressJet entered into a Capacity Purchase Agreement with Continental (the “Continental Express Agreement”), whereby ExpressJet agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental Express Agreement, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental Express Agreement. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved and penalties incurred during the month under the Continental Express Agreement and recognizes revenue accordingly.

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the six months ended June 30, 2011, the Company granted options to purchase 322,707 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2011.

Expected annual dividend rate	1.03%
Risk-free interest rate	2.10%
Average expected life (years)	5.8
Expected volatility of common stock	40.4%
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.74

During the six months ended June 30, 2011, the Company granted 221,610 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the six months ended June 30, 2011, the Company granted 26,821 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.51 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2011 and 2010, the Company recorded pre-tax share-based compensation expense of $1.2 million and $1.5 million, respectively. During the six months ended June 30, 2011 and 2010, the Company recorded pre-tax share-based compensation expense of $3.0 million and $3.5 million, respectively.

Note E — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.  During the three months ended June 30, 2011 and 2010, options to acquire 3,282,000 and 4,495,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2011 and 2010, options to acquire 4,510,000 and 4,448,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator
Net Income (Loss)	$1,579	$18,655	$(9,485)	$33,671

Denominator
Weighted average number of common shares outstanding	52,698	55,936	53,271	55,895
Effect of outstanding share-based awards	673	782	—	896
Weighted average number of shares for diluted net income (loss) per common share	53,371	56,718	53,271	56,791

Basic earnings (loss) per share	$0.03	$0.33	$(0.18)	$0.60
Diluted earnings (loss) per share	$0.03	$0.33	$(0.18)	$0.59

Note F — Comprehensive Income (loss)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net Income (loss)	$1,579	$18,655	$(9,485)	$33,671
Proportionate share of other companies foreign currency translation adjustment, net of tax	130	(65)	290	82
Unrealized appreciation (depreciation) on marketable securities, net of tax	333	(185)	642	(280)

Comprehensive Income (loss)	$2,042	$18,405	$(8,553)	$33,473

Note G — Fair Value Measurements

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

The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning in 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of June 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of June 30, 2011, the Company owned $4.0 million of auction rate security instruments. The auction rate security instruments held by the Company at June 30, 2011 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its unaudited condensed consolidated balance sheet as of June 30, 2011. The Company has classified these securities as non current due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of June 30, 2011, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of June 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$523,084	$—	$523,084	$—
Commercial paper	—	—	—	—
Asset backed securities	588	—	588	—
	523,672	—	523,672	—

Cash, Cash Equivalents and Restricted Cash	160,887	160,887	—	—
Other Assets (a)	3,992	—	—	3,992
Total Assets Measured at Fair Value	$688,551	$160,887	$523,672	$3,992

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

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three and six months ended June 30, 2011.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2011	$4,002
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(10)
Transferred out	—
Settlements	—
Balance at June 30, 2011	$3,992

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,861.2 million as of June 30, 2011, as compared to the carrying amount of $1,818.6 million as of June 30, 2011.

Note H — Income Taxes

As a result of decreases in the Company’s estimated pretax income, the Company’s estimated annual effective tax rate for the three and six-month periods ended June 30, 2011 varied from the federal statutory rate of 35% primarily due to the proportionate increase in expenses with limited tax deductibility relative to the Company’s estimated pretax income for the year ending December 31, 2011.

Note I — Investment in Other Companies

As of June 30, 2011, the Company’s investment balance in Trip and Air Mekong was $42.1 million.  These investments were recorded as an “Other asset” on the Company’s condensed consolidated balance sheet. The Company accounts for its interest in Trip and Air Mekong using the equity method of accounting. The Company records its equity in Trip’s and Air Mekong’s earnings on a one-quarter lag. For the six months ended June 30, 2011, the Company’s aggregate portion of losses attributable to its investments in Trip and Air Mekong was $3.5 million.

Note J — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2011, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following are significant outstanding legal matters.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast (the “Connection Agreements”). The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations.  During the period between the execution of the Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed all of those expenses.  Delta now claims it is obligated to reimburse only a fraction of the IROP expenses.  As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007.  Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses.  As of June 30, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.  Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue.  Delta filed an Answer to the SkyWest Airlines/Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008.  Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim.  Discovery in that action was not yet complete.  On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”).  The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.  Delta moved for partial dismissal of the State Court Complaint and filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in the Superior Court.  A hearing on SkyWest’s and Atlantic Southeast’s motion was held on April 27, 2011, after which the Superior Court dismissed Delta’s Complaint in its entirety.  Proceedings under the State Court Complaint were stayed by the State Court pending the outcome of SkyWest’s and Atlantic Southeast’s motion to dismiss Delta’s claims in the Superior Court.  The stay was lifted on July 20, 2011.  No hearing has yet been scheduled on Delta’s motion for partial dismissal of the State Court Complaint.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the State Court Complaint.

ITEM 2:     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2011 and 2010. Also discussed is our financial position as of June 30, 2011 and December 31, 2010. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six-month periods ended June 30, 2011, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines, Atlantic Southeast and ExpressJet, the integration of the operations of Atlantic Southeast and ExpressJet, including the efforts of Atlantic Southeast and ExpressJet to operate under a single operating certificate, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines, Atlantic Southeast and ExpressJet, we operate the largest regional airline in the United States. As of June 30, 2011, SkyWest Airlines, Atlantic Southeast and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2011, we operated a combined fleet of 725 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	155	—	63	31	10	259
United	98	38	70	—	35	241
Continental	—	206	—	—	—	206
Alaska	—	—	5	—	—	5
AirTran	4	—	—	—	—	4
Maintenance spares	4	—	—	—	—	4
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	263	244	138	35	45	725

For the three months ended June 30, 2011, approximately 65.6% of our aggregate capacity was operated under the United Express Agreements and Continental Express Agreement, approximately 33.3% was operated under the Delta Connection Agreements, approximately 0.6% was operated under the Alaska Agreement and approximately 0.5% was operated under the AirTran code-share agreement.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In 2009, SkyWest Airlines entered into a code-share agreement with AirTran. SkyWest Airlines agreed to terminate the code-share agreement with AirTran effective September 6, 2011. As of June 30, 2011, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an AirTran carrier in Milwaukee, operating more than 1,800 total daily flights.

Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of June 30, 2011, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C. (Dulles International Airport), operating approximately 900 daily flights.

ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O’Hare) and Washington Dulles. ExpressJet offered more than 1,300 daily scheduled departures as of June 30, 2011, of which approximately 1,050 were Continental Express flights and 250 were United Express flights.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended June 30, 2011, contract flying revenue and pro-rate revenue represented approximately 91% and 9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended June 30, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 38% of our Brasilia turboprops flown in the United system were flown under contractual arrangements, with the remaining 62% flown under pro-rate arrangements. For the three months ended June 30, 2011, approximately 91% of our CRJ200s flown in the United system were flown under contractual arrangements, with the remaining 9% flown under pro-rate arrangements. SkyWest Airlines operates four CRJ200s for AirTran under a pro-rate arrangement.

Second Quarter Summary

We had revenues of $933.7 million for the three months ended June 30, 2011, a 43.7% increase, compared to revenues of $649.8 million for the three months ended June 30, 2010. We had net income of $1.6 million, or $0.03 per diluted share, for the three months ended June 30, 2011, compared to $18.7 million of net income, or $0.33 per diluted share, for the three months ended June 30, 2010.

On November 12, 2010, we completed the ExpressJet Merger, which has substantially affected all aspects of our operations.  Among other effects, the ExpressJet Merger added 244 ERJ145 aircraft to our fleet and increased our aggregate capacity by approximately 49%.  The completion of the ExpressJet Merger is the most significant factor that affects the comparability of our financial and operating results between the three and six month periods ended June 30, 2011 and June 30, 2010.  The significant items affecting our financial performance during the three months ended June 30, 2011 are outlined below:

Salaries, wages and employee benefits increased $116.4 million, or 67.0%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. We also incurred additional wages associated with crew training required to operate additional aircraft that were delivered during the three months ended June 30, 2011, as well as crew relocation expenses.

The Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended June 30, 2011 were $8.6 million lower than they would have been under the rates that existed prior to the adjustment.

Total available seat miles (“ASMs”) for the three months ended June 30, 2011 increased 58.1%, compared to the three months ended June 30, 2010, primarily due to our completion of the ExpressJet Merger. During the three months ended June 30, 2011, we generated 9.4 billion ASMs, compared to 5.9 billion ASMs during the three months ended June 30, 2010.

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

Results of Operations

Three Months Ended June 30, 2011 and 2010

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2011		2010		% Change
Revenue passenger miles (000)	7,546,662		4,796,858		57.3
Available seat miles (“ASMs”) (000)	9,393,724		5,941,063		58.1
Block hours	574,372		357,645		60.6
Departures	354,880		236,826		49.8
Passengers carried	14,491,292		9,697,145		49.4
Passenger load factor	80.3%		80.7%		(0.4	)Pts
Revenue per available seat mile	9.9	¢	10.9	¢	(9.2)
Cost per available seat mile	10.0	¢	10.5	¢	(4.8)
Cost per available seat mile excluding fuel	8.3	¢	9.1	¢	(8.8)
Fuel cost per available seat mile	1.7	¢	1.4	¢	21.4
Average passenger trip length (miles)	521		495		5.3

Revenues.  Operating revenues increased $283.9 million, or 43.7%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2011	2010	$ Change	% Change
Passenger revenues	$919,690	$642,201	$277,489	43.2%
Less: Fuel reimbursement from major partners	133,927	65,309	68,618	105.1%
Less: Engine overhaul reimbursement from major partners	48,642	15,097	33,545	222.2%
Passenger revenues, excluding fuel and engine overhauls reimbursements	$737,121	$561,795	$175,326	31.2%

Passenger revenues.  Passenger revenues increased $277.5 million, or 43.2%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in passenger revenues was primarily due to the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $175.3 million, or 31.2%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 60.6% during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences in the Continental Express Agreement and our other code-share agreements.  Under the Continental Express Agreement, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursements recognized as revenue.  Under our other code-share agreements, the majority of those costs are paid by SkyWest and Atlantic Southeast and the reimbursements received from their major partners are recorded as revenue.  As such we do not expect the acquisition of ExpressJet to increase revenue at the same rate as the projected increase in block hours. In addition,  the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended June 30, 2011 were $8.6 million lower than they would have been under the rates that existed prior to the adjustment.

Ground handling and other.  Total ground handling and other revenues increased $6.4 million, or 85.3%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase was primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines. During the three months ended September 30, 2010, we obtained leases for four CRJ900s and subleased those aircraft to Air Mekong.

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

	For the three months ended June 30,
					2011	2010
	2011	2010	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$161,408	$85,513	$75,895	88.8%	1.7	1.4
Salaries, wages and benefits	290,126	173,716	116,410	67.0%	3.1	2.9
Aircraft maintenance, materials and repairs	176,399	111,366	65,033	58.4%	1.9	1.9
Aircraft rentals	88,072	75,642	12,430	16.4%	0.9	1.3
Depreciation and amortization	63,697	58,383	5,314	9.1%	0.7	1.0
Station rentals and landing fees	42,322	30,551	11,771	38.5%	0.5	0.5
Ground handling services	32,875	26,945	5,930	22.0%	0.3	0.5
Merger and integration-related costs	1,364	—	1,364	N/A	—	—
Other	58,394	38,355	20,039	52.2%	0.7	0.6
Total operating expenses	914,657	600,471	314,186	52.3%	9.8	10.1
Interest	20,052	21,659	(1,607)	(7.4)%	0.2	0.4
Total airline expenses	$934,709	$622,130	312,579	50.2%	10.0	10.5

Aircraft Fuel.  Fuel costs increased $75.9 million, or 88.8%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The average cost per gallon of fuel increased to $3.64 per gallon during the three months ended June 30, 2011, from $2.58 during the three months ended June 30, 2010. The fuel cost not reimbursed by our major partners increased $7.3 million during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	44,369	33,170	33.8%
Average price per gallon	$3.64	$2.58	41.1%
Fuel expense	$161,408	$85,513	88.8%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $116.4 million, or 67.0%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The average number of full-time equivalent employees increased 46.2% to 18,322 for the three months ended June 30, 2011, from 12,535 for the three months ended June 30, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger. We also incurred additional wages associated with crew training required to operate additional aircraft that were delivered during the three months ended June 30, 2011, as well as crew relocation expenses.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $65.0 million, or 58.4%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$176,399	$111,366	$65,033	58.4%
Less: Engine overhaul reimbursement from major partners	48,642	15,097	33,545	222.2%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	15,451	21,660	(6,209)	(28.7)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$112,306	$74,609	$37,697	50.5%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $37.7 million, or 50.5%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in maintenance excluding engine overhaul costs was principally due to the expansion of our operations following the completion of the ExpressJet Merger.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our consolidated statement of operations at fixed hourly rates for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of operations on an as-incurred basis as maintenance expense. During the three months ended June 30, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement decreased $6.2 million compared to the three months ended June 30, 2010. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue through 2011 and into the middle of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of operations.

Aircraft rentals.  Aircraft rentals increased $12.4 million, or 16.4%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase was primarily due to the following two factors: First, during the three months ended June 30, 2011, we incurred rental expense of $2.2 million on four CRJ900s and subleased the aircraft to Air Mekong. Second, as part of the expansion of our operations following the completion of the ExpressJet Merger, we have incurred additional aircraft rental expense of $7.4 million associated with the ExpressJet operations.

Depreciation and amortization.  Depreciation and amortization expense increased $5.3 million, or 9.1%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010.  The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Station rentals and landing fees.  Station rentals and landing fees expense increased $11.8 million, or 38.5%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet operations, station rentals and landing fees would have decreased primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $5.9 million, or 22.0%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger

Merger and integration-related costs.  During the three months ended June 30, 2011, we incurred $1.3 million of direct severance, legal and advisor fees associated with the ExpressJet Merger.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $20.0 million, or 52.2%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Interest.  Interest expense decreased $1.6 million, or 7.4%, during the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The decrease in interest expense was primarily due to a decrease in long term debt.  At June 30, 2011, we had $1,818.6 million of long term debt, compared to $1,972.5 million of debt as of June 30, 2010.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $312.6 million, or 50.2%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement,

we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2011	2010	$ Change	% Change
Total airline expense	$934,709	$622,130	$312,579	50.2%
Less: Fuel expense	161,408	85,513	75,895	88.8%
Less: Engine overhaul reimbursement from major partners	48,642	15,097	33,545	222.2%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	15,451	21,660	(6,209)	(28.7)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$709,208	$499,860	$209,348	41.9%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $209.3 million, or 41.9%, during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The percentage increase in total airline expenses excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Interest Income. Interest income decreased $2.0 million, or 49.0% during the three months ended June 30, 2011, compared to the three months ended June 30, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

Net Income.  Primarily due to factors described above, net income decreased to $1.6 million, or $0.03 per diluted share, for the three months ended June 30, 2011, compared to $18.7 million, or $0.33 per diluted share, for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 and 2010

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2011		2010		% Change
Revenue passenger miles (000)	13,994,818		9,145,034		53.0
Available seat miles (000)	17,956,917		11,582,033		55.0
Block hours	1,114,327		701,797		58.8
Departures	687,255		459,066		49.7
Passengers carried	27,048,352		18,419,314		46.8
Passenger load factor	77.9%		79.0%		(1.1	)Pts
Revenue per available seat mile	10.0	¢	11.1	¢	(9.9)
Cost per available seat mile	10.1	¢	10.7	¢	(5.6)
Cost per available seat mile excluding fuel	8.5	¢	9.3		(8.6)
Fuel cost per available seat mile	1.6	¢	1.4	¢	14.3
Average passenger trip length (miles)	517		496		4.2

Revenues.  Operating revenues increased $517.6 million, or 40.4%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2011	2010	$ Change	% Change
Passenger revenues	$1,764,166	$1,265,313	$498,853	39.4%
Less: Fuel reimbursement from major partners	236,088	120,464	115,624	96.0%
Less: Engine overhaul reimbursement from major partners	86,575	40,834	45,741	112.0%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,441,503	$1,104,015	$337,488	30.6%

Passenger revenues.  Passenger revenues increased $498.9 million, or 39.4%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in passenger revenues was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $337.5 million, or 30.6%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 58.8% during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.  The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences in the Continental Express Agreement and our existing code-share agreements.  Under the Continental Express Agreement, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursement recognized as revenue.  Under our other code-share agreements, the majority of those costs are paid by SkyWest and Atlantic Southeast and the reimbursements received from their major partners are included in revenue.  As such we do not expect the acquisition of ExpressJet to increase revenue at the same rate as the projected increase in block hours. In addition,  the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the six months ended June 30, 2011 were $16.3 million lower than they would have been under the rates that existed prior to the adjustment.

We incurred significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. We cancelled approximately 5,000 flights more than the three months ended March 31, 2010, primarily as a result of the severe weather during the quarter. As a result of the abnormally high number of cancellations, we experienced a negative impact on passenger revenues of approximately $5.1 million.

Ground handling and other.  Total ground handling and other revenues increased $18.8 million, or 112.6%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase is primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines. During the three months September 30, 2010, we obtained leases for four CRJ900s and subleased those aircraft to Air Mekong.

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

	For the six months ended June 30,
					2011	2010
	2011	2010	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$288,149	$159,027	$129,122	81.2%	1.6	1.4
Salaries, wages and benefits	576,273	352,278	223,995	63.6%	3.2	3.0
Aircraft maintenance, materials and repairs	339,573	218,121	121,452	55.7%	1.9	1.9
Aircraft rentals	174,494	152,101	22,393	14.7%	1.0	1.3
Depreciation and amortization	126,890	116,529	10,361	8.9%	0.7	1.0
Station rentals and landing fees	84,948	59,436	25,512	42.9%	0.5	0.5
Ground handling services	69,728	56,389	13,339	23.7%	0.4	0.5
Merger and integration-related costs	2,395	—	2,395	N/A	—	—
Other	117,932	76,411	41,521	54.3%	0.6	0.7
Total operating expenses	1,780,382	1,190,292	590,090	49.6%	9.9	10.3
Interest	40,272	43,244	(2,972)	(6.9)%	0.2	0.4
Total airline expenses	$1,820,654	$1,233,536	587,118	47.6%	10.1	10.7

Aircraft Fuel.  Fuel costs increased $129.1 million, or 81.2%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The average cost per gallon of fuel increased to $3.49 per gallon during the six months ended June 30, 2011, from $2.55 during the six months ended June 30, 2010. The fuel cost not reimbursed by our major partners increased $13.5 million during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	82,461	62,381	32.2%
Average price per gallon	$3.49	$2.55	36.9%
Fuel expense	$288,149	$159,027	81.2%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $224.0 million, or 63.6%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The average number of full-time equivalent employees increased 45.3% to 18,151 for the six months ended June 30, 2011, from 12,491 for the six months ended June 30, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger. The increase in salaries, wages and employee benefits, was more than the increase in block hours, due primarily to significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. During the three months ended March 31, 2011, we cancelled approximately 5,000 more flights than the three months ended March 31, 2010, principally as a result of the severe weather during the quarter. We also incurred additional wages associated with crew training required to operate additional aircraft that were delivered during the six months ended June 30, 2011, as well as crew relocation expenses.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $121.5 million, or 55.7%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$339,573	$218,121	$121,452	55.7%
Less: Engine overhaul reimbursement from major partners	86,575	40,834	45,741	112.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	30,060	36,987	(6,927)	(18.7)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$222,938	$140,300	$82,638	58.9%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $82.6 million, or 58.9%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in maintenance excluding engine overhaul costs was principally due to the expansion of our operations following the completion of the ExpressJet Merger, higher than expected maintenance costs on scheduled events and several unplanned maintenance events.

Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue in our consolidated statement of operations at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of operations on an as-incurred basis as maintenance expense. During the six months ended June 30, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement decreased $6.9 million compared to the six months ended June 30, 2010. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue through the remainder of 2011 and into the middle of 2012.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of operations.

Aircraft rentals.  Aircraft rentals increased $22.4 million, or 14.7%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase was primarily due to the following two factors: First, during the six months ended June 30, 2011, we incurred rental expense of $4.3 million on four CRJ900s and subleased the aircraft to Air Mekong. Second, as part of the expansion of our operations following the completion of the ExpressJet Merger, we have incurred $14.8 million of additional aircraft rental expense associated with the ExpressJet operations.

Depreciation and amortization.  Depreciation and amortization expense increased $10.4 million, or 8.9%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010.  The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Station rentals and landing fees.  Station rentals and landing fees expense increased $25.5 million, or 42.9%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet operations, station rentals and landing fees would have decreased primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $13.3 million, or 23.7%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger

Acquisition-related costs.  During the six months ended June 30, 2011, we incurred $2.4 million of direct severance, legal and advisor fees associated with the ExpressJet Merger.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $41.5 million, or 54.3%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Interest.  Interest expense decreased $3.0 million, or 6.9%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in interest expense was primarily due to a decrease in long term debt.  At June 30, 2011, we had $1.818.6 million of long term debt compared to $1,972.5 million of debt as of June 30, 2010.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $587.1 million, or 47.6%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2011	2010	$ Change	% Change
Total airline expense	$1,820,654	$1,233,536	$587,115	47.6%
Less: Fuel expense	288,149	159,027	129,122	81.2%
Less: Engine overhaul reimbursement from major partners	86,575	40,834	45,741	112.0%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	30,060	36,987	(6,927)	(18.7)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,415,870	$996,688	$419,182	42.1%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $419.2 million, or 42.1%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The percentage increase in total airline expenses excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Interest Income. Interest income decreased $4.0 million, or 49.7% during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

Net Income (loss).  Primarily due to factors described above, we incurred a net loss of $9.5 million, or $0.18 per diluted share, for the six months ended June 30, 2011, compared to net income of $33.7 million, or $0.59 per diluted share, for the six months ended June 30, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2011 and 2010 and total cash  and marketable securities position as of June 30, 2011 and December 31, 2010 (in thousands).

	For the six months ended June 30,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	$51,324	$133,428	$(82,104)	(61.5)%
Net cash provided by (used in) investing activities	96,812	(159,376)	256,188	160.7%
Net cash provided by (used in) financing activities	(121,343)	8,714	(130,057)	(1492.5)%

	June 30, 2011	December 31, 2010	$ Change	% Change

Cash and cash equivalents	$139,131	$112,338	$26,793	23.9%
Restricted cash	21,756	21,775	(19)	(0.1)%
Marketable securities	523,672	670,739	(147,067)	(21.9)%
Total	$684,559	$804,852	$(120,293)	(14.9)%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $82.1 million or 61.5%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease was primarily due to the pretax loss we incurred during the six months ended June 30, 2011 compared to the pretax income we realized during the six months ended June 30, 2010.  During the six months ended June 30, 2011, we had a pretax loss of $20.3 million, compared to pretax income of $55.2 million for the six months ended June 30, 2010. The remainder of the decrease was largely due to changes in the working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by (used in) investing activities increased $256.2 million or 160.7%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. During the six months ended June 30, 2011, net sales of marketable securities increased $183.4 million as compared to the six months ended June 30, 2010.Our aircraft and rotable spare parts purchased decreased $82.3 million during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. The decrease in aircraft and rotable spares was primarily due to the acquisition of four CRJ700s during the six months ended June 30, 2010.

Cash Flows from Financing Activities.

Net cash provided by (used in) financing activities decreased $130.1 million or 1,492.5%, during the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease was primarily related to a decrease in proceeds from the issuance of long-term debt. During the six months ended June 30, 2010 we received proceeds from long-term debt of $81.7 million to finance the purchase of four CRJ 700s with long-term debt. In addition, during the six months ended June 30, 2011 we repurchased $39.1 million more treasury shares as compared to June 30, 2010.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2011, our total capital mix was 45.3% equity and 54.7% long-term debt, compared to 45.0% equity and 55.0% long-term debt at December 31, 2010.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2011	2012	2013	2014	2015	Thereafter

Operating lease payments for aircraft and facility obligations	$2,688,358	$174,022	$376,311	$352,283	$336,895	$302,818	$1,146,029
Interest commitments	534,294	39,709	74,815	68,132	62,054	55,651	233,933
Purchase commitments	92,000	92,000	—	—	—	—	—
Principal maturities on long-term debt	1,818,612	79,676	202,991	157,413	163,256	170,283	1,044,993
Total commitments and obligations	$5,133,264	$385,407	$654,117	$577,828	$562,205	$528,752	$2,424,955

Purchase Commitments and Options

On January 4, 2011, we announced SkyWest Airlines’ plans to acquire four additional regional jet aircraft during 2011. SkyWest Airlines plans to place these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Total expenditures for these aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $92.0 million through 2011.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. Future minimum lease payments due under all long-term operating leases were approximately $2.7 billion at June 30, 2011. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at June 30, 2011.

Long-term Debt Obligations

As of June 30, 2011, we had $1,818.6 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at June 30, 2011.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. Continental has agreed to bear the economic risk of fuel price fluctuations on our contracted Continental Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of June 30, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 62% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of June 30, 2011, we operated 18 CRJ200s for United under a pro-rate agreement and four CRJ200s under a pro-rate agreement with AirTran.  The average price per gallon of aircraft fuel increased 41.1% to $3.64 for the three months ended June 30, 2011, from $2.58 for the three months ended June 30, 2010.  The average price per gallon of aircraft fuel increased 36.9% to $3.49 for the six months ended June 30, 2011, from $2.55 for the six months ended June 30, 2010. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.9 million and $13.0 million in fuel expense for the three and six month periods ended June 30, 2011, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2011, we had variable rate notes representing 35.2% of our total long-term debt compared to 36.0% of our long-term debt at December 31, 2010. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.6 million in interest expense and received $1.7 million in additional interest income for the three months ended June 30, 2011. Based on this same hypothetical assumption, we would have incurred an additional $3.3 million in interest expense and received $3.6 million additional interest income for the six months ended June 30, 2011. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.                    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b) Changes in Internal Control over Financial Reporting

Except as set forth below, during the three months ended June 30, 2011, there were no changes in our internal control over financial reporting during their most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, their internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On November 12, 2010, we completed the ExpressJet Merger. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2011, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position we have taken in that matter, our financial results would be negatively impacted.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast (the “Connection Agreements”). The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations.  During the period between the execution of the Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed all of those expenses.  Delta now claims it is obligated to reimburse only a fraction of the IROP expenses.  As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007.  Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses. As of June 30, 2011, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.  Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue.  Delta filed an Answer to the SkyWest Airlines/Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008.  Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and some depositions, Delta voluntarily dismissed its counterclaim.  Discovery in that action was not yet complete.  On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Fulton County Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”).  The claims continue to include Breach of Contract, Breach of Contract based on Mutual Departure, Breach of Contract based on Voluntary Payment, and Breach of the Duty of Good Faith and Fair Dealing.  Delta moved for partial dismissal of the State Court Complaint and filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in the Superior Court.  A hearing on SkyWest’s and Atlantic Southeast’s motion was held on April 27, 2011, after which the Superior Court dismissed Delta’s Complaint in its entirety.  Proceedings under the State Court Complaint were stayed by the State Court pending the outcome of SkyWest’s and Atlantic Southeast’s motion to dismiss Delta’s claims in the Superior Court.  The stay was lifted on July 20, 2011.  No hearing has yet been scheduled on Delta’s motion for partial dismissal of the State Court Complaint.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the State Court Complaint.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended June 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 – April 30, 2011	454,382	$16.04	454,382	4,041,700
May 1 – May 31, 2011	391,164	15.70	391,164	3,650,536
June 1 – June 30, 2011	484,340	14.96	484,340	3,166,196
Total	1,329,886	$15.55	1,329,886	3,166,196

(1)        Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of June 30, 2011, we had spent approximately $317.2 million to purchase and retire approximately 16,833,804 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on May 15, 2012.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.1

The following financial information from the quarterly report on Form 10-Q of SkyWest, Inc for the three and six month periods ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i)  Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2011.

SKYWEST, INC.

By	/s/ Eric Woodward
Eric Woodward
Chief Accounting Officer