Form 10-Q
period 2011-09-30
SKYWEST INC
filed 2011-11-04
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common stock, no par value	50,722,866

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2011	December 31, 2010
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$84,598	$112,338
Marketable securities	620,101	670,739
Restricted cash	19,530	21,775
Income tax receivable	4,329	3,356
Receivables, net	133,056	110,207
Inventories, net	113,400	106,572
Prepaid aircraft rents	260,422	256,168
Deferred tax assets	64,546	56,102
Other current assets	29,859	32,308
Total current assets	1,329,841	1,369,565

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,910,840	3,836,550
Deposits on aircraft	6,750	400
Buildings and ground equipment	287,935	278,665
	4,205,525	4,115,615
Less accumulated depreciation and amortization	(1,327,672)	(1,172,796)
Total property and equipment, net	2,877,853	2,942,819

OTHER ASSETS
Intangible assets, net	20,060	21,747
Other assets	109,060	112,379
Total other assets	129,120	134,126
Total assets	$4,336,814	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2011	2010
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$199,340	$159,039
Accounts payable	236,272	206,490
Accrued salaries, wages and benefits	105,621	112,728
Accrued aircraft rents	19,236	16,780
Taxes other than income taxes	24,471	25,146
Other current liabilities	40,559	42,457
Total current liabilities	625,499	562,640

OTHER LONG-TERM LIABILITIES	51,458	46,325

LONG-TERM DEBT, net of current maturities	1,626,326	1,738,936

DEFERRED INCOME TAXES PAYABLE	573,716	569,847

DEFERRED AIRCRAFT CREDITS	100,953	107,839

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,826,664 and 75,244,553 shares issued, respectively	597,817	589,610
Retained earnings	1,124,074	1,139,739
Treasury stock, at cost, 24,846,397 and 21,071,582 shares, respectively	(365,794)	(309,628)
Accumulated other comprehensive income	2,765	1,202
Total stockholders’ equity	1,358,862	1,420,923
Total liabilities and stockholders’ equity	$4,336,814	$4,446,510

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES:
Passenger	$936,363	$676,932	$2,700,529	$1,942,244
Ground handling and other	19,062	9,926	54,544	26,617
Total operating revenues	955,425	686,858	2,755,073	1,968,861
OPERATING EXPENSES:
Salaries, wages and benefits	288,401	185,362	864,675	537,640
Aircraft maintenance, materials and repairs	189,762	120,863	529,335	338,984
Aircraft fuel	160,252	87,289	448,401	246,316
Aircraft rentals	86,510	77,583	261,004	229,684
Depreciation and amortization	63,393	58,771	190,283	175,300
Station rentals and landing fees	45,902	31,769	130,850	91,205
Ground handling services	30,326	26,723	100,054	83,112
Merger and integration related costs	2,207	—	4,602	—
Other	61,845	40,216	179,777	116,629
Total operating expenses	928,598	628,576	2,708,981	1,818,870
OPERATING INCOME	26,827	58,282	46,092	149,991
OTHER INCOME (EXPENSE):
Interest income	2,215	2,810	6,295	10,922
Interest expense	(20,086)	(21,640)	(60,358)	(64,883)
Adjustment to purchase accounting gain	(5,711)	—	(5,711)	—
Other, net	(5,351)	(203)	(8,715)	(1,590)
	(28,933)	(19,033)	(68,489)	(55,551)
INCOME (LOSS) BEFORE INCOME TAXES	(2,106)	39,249	(22,397)	94,440
PROVISION (BENEFIT)FOR INCOME TAXES	(2,222)	13,775	(13,028)	35,296
NET INCOME (LOSS)	$116	$25,474	$(9,369)	$59,144

BASIC EARNINGS (LOSS) PER SHARE	$0.00	$0.46	$(0.18)	$1.06
DILUTED EARNINGS (LOSS) PER SHARE	$0.00	$0.45	$(0.18)	$1.04
Weighted average common shares:
Basic	51,570	55,901	52,704	55,897
Diluted	52,315	56,804	52,704	56,795

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2011	2010

NET CASH PROVIDED BY OPERATING ACTIVITIES	$161,399	$268,349

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(469,956)	(636,887)
Sales of marketable securities	522,138	488,051
Payments received on note receivable from United Air Lines	—	79,333
Proceeds from the sale of equipment	191	138
Acquisition of property and equipment:
Aircraft and rotable spare parts	(91,522)	(125,424)
Deposits on aircraft	(13,500)	—
Buildings and ground equipment	(10,596)	(7,216)
Increase in other assets	(2,596)	(27,981)

NET CASH (USED IN) INVESTING ACTIVITIES	(65,841)	(229,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	38,227	81,698
Principal payments on long-term debt	(110,536)	(103,556)
Return of deposits on aircraft and rotable spare parts	7,150	4,247
Net proceeds from issuance of common stock	4,444	4,888
Purchase of treasury stock	(56,166)	(12,518)
Payment of cash dividends	(6,417)	(6,762)

NET CASH (USED IN) FINANCING ACTIVITIES	(123,298)	(32,003)

Increase (decrease) in cash and cash equivalents	(27,740)	6,360
Cash and cash equivalents at beginning of period	112,338	76,414

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$84,598	$82,774

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$56,936	$59,295
Income taxes	$332	$382

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”), Atlantic Southeast Airlines, Inc. (“Atlantic Southeast”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although SkyWest believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Certain reclassifications have been made to the Company’s September 30, 2010 condensed consolidated financial statements to conform to the presentation of the Company’s September 30, 2011 condensed consolidated financial statements.

Note B — ExpressJet Merger

On November 12, 2010, the Company acquired ExpressJet Holdings, Inc. (of which ExpressJet is an indirect wholly-owned subsidiary) (“ExpressJet Holdings”) through the merger of ExpressJet Holdings with and into a wholly-owned subsidiary of Atlantic Southeast (the “ExpressJet Merger”). As a result of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the merger consideration was $131.6 million. After giving effect to the number of shares of ExpressJet Holdings acquired by the Company and its subsidiaries prior to the effective time of the ExpressJet Merger, the aggregate value of the ExpressJet Merger consideration was $136.5 million.  During the fourth quarter of 2010, the Company recorded a purchase accounting gain of $15.6 million.  This amount represents the difference between the consideration paid and the net fair value of ExpressJet Holdings’ assets acquired and liabilities assumed.  The net fair value of the assets and liabilities acquired in the ExpressJet Merger was more than the consideration paid.

In connection with the preparation of the Company’s 2010 tax return, the Company’s management identified an adjustment to the ExpressJet acquisition that resulted in an increase to the acquired deferred tax liabilities of $5.7 million.  The adjustment is reflected on the condensed consolidated statement of operations under the caption “Adjustment to purchase accounting gain.” The Company has determined that the adjustment to the purchase accounting gain is not material to either the prior or current period financial statements

The following unaudited pro forma combined results of operations give effect to the ExpressJet Merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent the Company’s consolidated results of operations had the ExpressJet Merger occurred on the date assumed, nor are these results necessarily indicative of the Company’s future consolidated results of operations. The Company expects to realize benefits from integrating the operations of Atlantic Southeast and ExpressJet, and to incur significant one-time cash costs in connection with that integration. The unaudited pro forma combined results of operations (in thousands) do not reflect these potential benefits or costs nor can the Company provide any assurance that the anticipated benefits will be achieved or that the Company’s actual costs will be consistent with the anticipated costs.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Revenue	$905,556	$2,585,813
Net Income	$18,092	$22,058
Basic earnings per share	$0.32	$0.39
Diluted earnings per share	$0.32	$0.39

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

Delta Connection Agreements

SkyWest Airlines and Atlantic Southeast have each entered into a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and Atlantic Southeast provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or Atlantic Southeast, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross-termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or Atlantic Southeast from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or Atlantic Southeast fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and Atlantic Southeast Delta Connection Agreements contain multi-year rate reset provisions which commenced in 2010 and continue for additional five-year periods thereafter. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and Atlantic Southeast have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and Atlantic Southeast also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has generally agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the Atlantic Southeast Delta Connection Agreement, Delta has agreed to compensate Atlantic Southeast for its direct costs associated with operating the Delta Connection flights, plus, if Atlantic Southeast completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, Atlantic Southeast’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the Atlantic Southeast Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and Atlantic Southeast to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (See Note J for additional details).

United Express Agreements

SkyWest Airlines and United have entered into a United Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ United Express operations. Under the terms of the United Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which Atlantic Southeast agreed to operate as a United Express carrier. The Atlantic Southeast United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

ExpressJet and United are parties to a United Express Agreement, which sets forth the principal terms and conditions governing ExpressJet’s United Express operations. Under the terms of the ExpressJet United Express Agreement, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

Continental Express Agreement

In connection with the ExpressJet Merger, ExpressJet entered into a Capacity Purchase Agreement with Continental (the “Continental Express Agreement”), whereby ExpressJet agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental Express Agreement, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental Express Agreement. ExpressJet is also directly reimbursed for fuel and other costs. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved and penalties incurred during the month under the Continental Express Agreement and recognizes revenue accordingly.

Alaska Capacity Purchase Agreement

SkyWest Airlines and Alaska have entered into a Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ Alaska operations. Under the terms of the Capacity Purchase Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

AirTran Code-Share Agreement

On November 4, 2009, SkyWest Airlines entered into a code-share agreement with AirTran. Under the terms of the code-share agreement, SkyWest Airlines operated four CRJ200s for AirTran under a pro-rate arrangement. SkyWest Airlines commenced AirTran service in December 2009. SkyWest Airlines and AirTran terminated the code-share agreement effective September 6, 2011.

Note D — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2011, the Company granted options to purchase 322,707 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2011.

Expected annual dividend rate	1.03%
Risk-free interest rate	2.10%
Average expected life (years)	5.8
Expected volatility of common stock	40.4%
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.74

During the nine months ended September 30, 2011, the Company granted 221,610 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the nine months ended September 30, 2011, the Company granted 26,821 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $15.51 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended September 30, 2011 and 2010, the Company recorded pre-tax share-based compensation expense of $1.2 million and $1.5 million, respectively. During the nine months ended September 30, 2011 and 2010, the Company recorded pre-tax share-based compensation expense of $4.2 million and $5.0 million, respectively.

Note E — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.  During the three months ended September 30, 2011 and 2010, options to acquire 4,153,000 and 4,315,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2011 and 2010, options to acquire 4,391,000 and 4,403,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator
Net Income (Loss)	$116	$25,474	$(9,369)	$59,144

Denominator
Weighted average number of common shares outstanding	51,570	55,901	52,704	55,897
Effect of outstanding share-based awards	745	903	—	898
Weighted average number of shares for diluted net income (loss) per common share	52,315	56,804	52,704	56,795

Basic earnings (loss) per share	$0.00	$0.46	$(0.18)	$1.06
Diluted earnings (loss) per share	$0.00	$0.45	$(0.18)	$1.04

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

Net Income (Loss)	$116	$25,474	$(9,369)	$59,144
Proportionate share of other companies foreign currency translation adjustment, net of tax	919	95	1,209	177
Unrealized appreciation (depreciation) on marketable securities, net of tax	(289)	129	353	(151)

Comprehensive Income (Loss)	$746	$25,698	$(7,807)	$59,170

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

The Company has invested in auction rate security instruments, which are classified as available for sale securities and reflected at fair value. However, due primarily to credit market events beginning in 2008, the auction events for most of these instruments failed. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of September 30, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

As of September 30, 2011, the Company owned $4.0 million of auction rate security instruments. The auction rate security instruments held by the Company at September 30, 2011 were tax-exempt municipal bond investments, for which the market has experienced some successful auctions. The Company has classified the investments as non-current and has identified them as “Other assets” in its unaudited condensed consolidated balance sheet as of September 30, 2011. The Company has classified these securities as noncurrent due to the Company’s belief that the market for these securities may take in excess of twelve months to fully recover. As of September 30, 2011, the Company continued to record interest on all of its auction rate security instruments. Any future fluctuations in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write downs, would be recorded to accumulated other comprehensive income. If the Company determines that any future valuation adjustment was other than temporary, a charge would be recorded to earnings as appropriate.

As of September 30, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$611,072	$—	$611,072	$—
Commercial paper	8,497	—	8,497	—
Asset backed securities	532	—	532	—
	620,101	—	620,101	—

Cash, Cash Equivalents and Restricted Cash	104,128	104,128	—	—
Other Assets (a)	4,021	—	—	4,021
Total Assets Measured at Fair Value	$728,250	$104,128	$620,101	$4,021

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

No significant transfers between Level 1, Level 2 and Level 3 occurred during the three and nine months ended September 30, 2011.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2011	$4,002
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	19
Transferred out	—
Settlements	—
Balance at September 30, 2011	$4,021

The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,863.9 million as of September 30, 2011, as compared to the carrying amount of $1,825.7 million as of September 30, 2011.

Note H — Income Taxes

The Company’s estimated annual effective tax rate for the three and nine-month periods ended September 30, 2011 varied from the federal statutory rate of 35% primarily due to the proportionate increase in expenses with limited tax deductibility relative to the Company’s estimated pretax loss for the year ending December 31, 2011. The rate also varied as a result of a $7.2 million benefit determined in connection with the preparation of the Company’s 2010 tax return, that resulted in an increase in the acquired ExpressJet deferred tax assets.

Note I — Investment in Other Companies

As of September 30, 2011, the Company’s investment balance in Trip and Air Mekong was $38.5 million.  These investments were recorded as an “Other asset” on the Company’s condensed consolidated balance sheet. The Company accounts for its interest in Trip and Air Mekong using the equity method of accounting. The Company records its equity in Trip’s and Air

Mekong’s earnings and losses on a one-quarter lag. For the nine months ended September 30, 2011, the Company’s aggregate portion of losses attributable to its investments in Trip and Air Mekong was $8.5 million (pre-tax).

Note J — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2011, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following are significant outstanding legal matter.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.  The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations.  During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses.  Delta now claims it is obligated to reimburse only a fraction of the IROP expenses.  As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007.  Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses.  As of September 30, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.  Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue.  Delta filed an Answer to the SkyWest Airlines/Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008.  Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim.  Discovery in that action was not complete at the time of dismissal.  On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”).  The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing.  Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety.  Delta also filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in the Superior Court.  A hearing on SkyWest Airlines’ and Atlantic Southeast’s motion was held on April 27, 2011, after which the Superior Court dismissed Delta’s complaint in its entirety.  Discovery in the lawsuit is ongoing.

On September 22, 2011, Delta filed a motion for leave to file a counterclaim against SkyWest and Atlantic Southeast.  The proposed counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business.  Delta’s proposed counterclaim does not specify an amount of damages, but the proposed counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million.  The State Court has not ruled on Delta’s motion for leave to file its proposed counterclaim.  An estimated loss is accrued if the loss is probable and reasonably estimable.  Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the State Court complaint and will defend against Delta’s proposed counterclaim if the court grants Delta leave to file.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2011 and 2010. Also discussed is our financial position as of September 30, 2011 and December 31, 2010. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2011, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines, Atlantic Southeast and ExpressJet, we operate the largest regional airline in the United States. As of September 30, 2011, SkyWest Airlines, Atlantic Southeast and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2011, we operated a combined fleet of 727 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	156	—	65	31	10	262
United	100	36	70	—	35	241
Continental	—	206	—	—	—	206
Alaska	—	—	5	—	—	5
Maintenance spares	7	—	—	—	—	7
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	265	242	140	35	45	727

For the three months ended September 30, 2011, approximately 64.8% of our aggregate capacity was operated under the United Express Agreements and Continental Express Agreement, approximately 33.6% was operated under the Delta Connection Agreements, approximately 1.4% was operated under the Alaska capacity purchase agreement and approximately 0.2% was operated under the AirTran code-share agreement.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In 2009, SkyWest Airlines entered into a code-share agreement with AirTran. SkyWest Airlines agreed to terminate the code-share agreement with AirTran effective September 6, 2011. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. As of September 30, 2011, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City, a United Express carrier in Los Angeles, San Francisco, Denver, Chicago and the Pacific Northwest, and an Alaska carrier in Seattle/ Tacoma and Portland.

Atlantic Southeast has been a code-share partner with Delta in Atlanta since 1984 and United since February 2010. As of September 30, 2011, Atlantic Southeast operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago and Washington, D.C. (Dulles International Airport).

ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Cleveland, Newark, Houston, Chicago (O’Hare) and Washington Dulles.

Atlantic Southeast and ExpressJet are working with the Federal Aviation Administration (“FAA”) to consolidate their operations under a single operating certificate, which is anticipated to happen in the fourth quarter of 2011.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended September 30, 2011, contract flying revenue and pro-rate revenue represented approximately 91% and 9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the three months ended September 30, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 42% the available seat miles (“ASMs”) flown by our Brasilia turboprops in the United system were flown under contractual arrangements, with the remaining 58% of the ASMs flown by our Brasilias in the United system were flown under pro-rate arrangements. For the three months ended September 30, 2011, approximately 90% of the ASMs flown by our CRJ200s ASMs in the United system were flown under contractual arrangements, with the remaining 10% of the ASMs flown under pro-rate arrangements.

Third Quarter Summary

We had revenues of $955.4 million for the three months ended September 30, 2011, a 39.1% increase, compared to revenues of $686.9 million for the three months ended September 30, 2010. We had net income of $0.1 million, or slightly more than $0.00 per diluted share, for the three months ended September 30, 2011, compared to $25.5 million of net income, or $0.45 per diluted share, for the three months ended September 30, 2010.

The significant items affecting our financial performance during the three months ended September 30, 2011 are outlined below:

On November 12, 2010, we completed the ExpressJet Merger, which has substantially affected all aspects of our operations.  Among other effects, the ExpressJet Merger added 244 ERJ145 aircraft to our fleet and increased our aggregate capacity by approximately 49%.  The completion of the ExpressJet Merger is the most significant factor that affects the comparability of our financial and operating results between the three and nine month periods ended September 30, 2011 and September 30, 2010.

The Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended September 30, 2011 were $5.3 million lower than they would have been under the rates that existed prior to the adjustment.

During the three months ended September 30, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements increased $10.7 million, compared to the three months ended September 30, 2010. The increase was principally due to scheduled engine maintenance events. We anticipate that the number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue through 2011 and into the middle of 2012.

Other expense, net, increased $5.1 million, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was due to our portion of the losses incurred by Trip and Air Mekong.

Under our Atlantic Southeast Delta Connection Agreement and our SkyWest Airlines and Atlantic Southeast United Express Agreements, we are paid incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the three months ended September 30, 2011 were $7.0 million lower, compared to the three months ended September 30, 2010, due primarily to our receipt of lower incentive payments.

In connection with the preparation of our 2010 tax return, our management identified an adjustment to the ExpressJet acquisition accounting that resulted in an increase to the acquired deferred tax liabilities of $5.7 million.  The adjustment is reflected on the condensed consolidated statement of operations under the caption “Adjustment to purchase accounting gain.”

Total ASMs for the three months ended September 30, 2011 increased 53.0%, compared to the three months ended September 30, 2010, primarily due to our completion of the ExpressJet Merger. During the three months ended September 30, 2011, we generated 9.7 billion ASMs, compared to 6.3 billion ASMs during the three months ended September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2011 and 2010

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2011		2010		% Change
Revenue passenger miles (000)	7,885,058		5,110,239		54.3
Available seat miles (“ASMs”) (000)	9,683,859		6,327,561		53.0
Block hours	585,146		379,129		54.3
Departures	363,841		249,783		45.7
Passengers carried	15,003,068		10,261,536		46.2
Passenger load factor	81.4%		80.8%		0.6	Pts
Revenue per available seat mile	9.9	¢	10.9	¢	(9.2)
Cost per available seat mile	9.8	¢	10.3	¢	(4.9)
Cost per available seat mile excluding fuel	8.1	¢	8.9	¢	(9.0)
Fuel cost per available seat mile	1.7	¢	1.4	¢	21.4
Average passenger trip length (miles)	526		498		5.6

Revenues. Operating revenues increased $268.6 million, or 39.1%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2011	2010	$ Change	% Change
Passenger revenues	$936,363	$676,932	$259,431	38.3%
Less: Fuel reimbursement from major partners	134,272	66,166	68,106	102.9%
Less: Engine overhaul reimbursement from major partners	46,450	28,729	17,721	61.7%
Passenger revenues, excluding fuel and engine overhauls reimbursements	$755,641	$582,037	$173,604	29.8%

Passenger revenues.  Passenger revenues increased $259.4 million, or 38.3%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in passenger revenues was primarily due to the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $173.6 million, or 29.8%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 54.3% during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences between the Continental Express Agreement and our other code-share agreements.  Under the Continental Express Agreement, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursements recognized as revenue.  Under our other code-share agreements, the majority of those costs are paid by SkyWest and Atlantic Southeast and the reimbursements received from their major partners are recorded as revenue.  As such we do not expect the ExpressJet operations to increase revenue at the same rate as the projected increase in block hours. In addition, the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the three months ended September 30, 2011 were $5.3 million lower than they would have been under the rates that existed prior to the adjustment.  In addition, under our Atlantic Southeast Delta Connection Agreement and our SkyWest Airlines and Atlantic Southeast United Express Agreements, we are paid incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the three months ended September 30, 2011 were $7.0 million lower, compared to the three months ended September 30, 2010, due primarily to our receipt of lower incentive payments.

Ground handling and other.  Total ground handling and other revenues increased $9.1 million, or 92.0%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Revenue attributed to ground handling services for our aircraft is reflected in our condensed consolidated statements of operations under the heading “Passenger revenues” and revenue attributed to handling third party aircraft is reflected in our condensed consolidated statements of operations under the heading “Ground Handling and other.” The increase was primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines.

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the principal underlying driver of our operating costs, the following table indentifies costs per ASM, in an effort to illustrate significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the three months ended September 30,
					2011	2010
	2011	2010	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$160,252	$87,289	$72,963	83.6%	1.7	1.4
Salaries, wages and benefits	288,401	185,362	103,039	55.6%	3.0	2.9
Aircraft maintenance, materials and repairs	189,762	120,863	68,899	57.0%	2.0	1.9
Aircraft rentals	86,510	77,583	8,927	11.5%	0.9	1.3
Depreciation and amortization	63,393	58,771	4,622	7.9%	0.6	0.9
Station rentals and landing fees	45,902	31,769	14,133	44.5%	0.5	0.5
Ground handling services	30,326	26,723	3,603	13.5%	0.3	0.4
Merger and integration-related costs	2,207	—	2,207	N/A	—	—
Other	61,845	40,216	21,629	53.8%	0.6	0.6
Total operating expenses	928,598	628,576	300,022	47.7%	9.6	9.9
Interest expense	20,086	21,640	(1,554)	(7.2)%	0.2	0.4
Total airline expenses	$948,684	$650,216	298,468	45.9%	9.8	10.3

Aircraft Fuel. Fuel costs increased $73.0 million, or 83.6%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The average cost per gallon of fuel increased to $3.49 per gallon during the three months ended September 30, 2011, from $2.55 per gallon during the three months ended September 30, 2010. The fuel cost not directly reimbursed by our major partners increased $4.9 million during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	45,904	34,211	34.2%
Average price per gallon	$3.49	$2.55	36.9%
Fuel expense	$160,252	$87,289	83.6%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $103.0 million, or 55.6%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The average number of full-time equivalent employees increased 46.4% to 18,593 for the three months ended September 30, 2011, from 12,704 for the three months ended September 30, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger.

Aircraft maintenance, materials and repairs. Maintenance costs increased $68.9 million, or 57.0%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$189,762	$120,863	$68,899	57.0%
Less: Engine overhaul reimbursement directly from major partners	46,450	28,729	17,721	61.7%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	28,197	17,470	10,727	61.4%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$115,115	$74,664	$40,451	54.2%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $40.5 million, or 54.2%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in maintenance expense, excluding engine overhaul costs was principally due to the expansion of our operations following the completion of the ExpressJet Merger.

We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and Atlantic Southeast United Express Agreements can have a significant impact on our financial results. . During the three months ended September 30, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements increased $10.7 million compared to the three months ended September 30, 2010. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue through 2011 and into the middle of 2012, after which we expect a significant reduction in engine events.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of operations.

Aircraft rentals.  Aircraft rental expense increased $8.9 million, or 11.5%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. We have incurred additional aircraft rental expense of $6.9 million associated with aircraft operated under the ExpressJet United Express Agreement.

Depreciation and amortization.  Depreciation and amortization expense increased $4.6 million, or 7.9%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Station rentals and landing fees.  Station rentals and landing fees expense increased $14.1 million, or 44.5%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet operations, station rentals and landing fees would have decreased primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $3.6 million, or 13.5%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger

Merger and integration-related costs.  During the three months ended September 30, 2011, we incurred $2.2 million of direct severance, legal and advisor fees associated with the ExpressJet Merger and integration-related costs, including advisory fees to assist Atlantic Southeast and ExpressJet work towards obtaining a single operating certificate.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $21.6 million, or 53.8%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Interest.  Interest expense decreased $1.6 million, or 7.2%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The decrease in interest expense was primarily due to a decrease in long term debt.  At September 30, 2011, we had $1,825.7 million of long term debt, compared to $1,943.0 million of debt as of September 30, 2010.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $298.5 million, or 45.9%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2011	2010	$ Change	% Change
Total airline expense	$948,684	$650,216	$298,468	45.9%
Less: Fuel expense	160,252	87,289	72,963	83.6%
Less: Engine overhaul reimbursement from major partners	46,450	28,729	17,721	61.7%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	28,197	17,470	10,727	61.4%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$713,785	$516,728	$197,057	38.1%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $197.1 million, or 38.1%, during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The percentage increase in total airline expenses excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due primarily to the factors described above.

Interest Income. Interest income decreased $0.6 million, or 21.2% during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

Adjustment to Purchase Accounting Gain. In connection with the preparation of the 2010 tax return, an adjustment to the ExpressJet acquisition accounting was identified that resulted in an increase to the acquired deferred tax liabilities of $5.7 million. The adjustment is reflected on the condensed consolidated statement of operations under the caption “Adjustment to purchase accounting gain.”

Other, net. Other expense, net increased $5.1 million, or 2,536% during the three months ended September 30, 2011, compared to the three months ended September 30, 2010. Other income primarily consists of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase is due to our portion of losses in Trip and Air Mekong.

Net Income.  Primarily due to factors described above, net income decreased to $0.1 million, or slightly more than $0.00 per diluted share, for the three months ended September 30, 2011, compared to $25.5 million, or $0.45 per diluted share, for the three months ended September 30, 2010.

Nine Months Ended September 30, 2011 and 2010

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2011		2010		% Change
Revenue passenger miles (000)	21,879,876		14,255,267		53.5
Available seat miles (000)	27,640,777		17,909,594		54.3
Block hours	1,699,472		1,080,926		57.2
Departures	1,051,096		708,849		48.3
Passengers carried	42,051,420		28,680,837		46.6
Passenger load factor	79.2%		79.6%		(0.4	)Pts
Revenue per available seat mile	10.0	¢	11.0	¢	(9.1)
Cost per available seat mile	10.0	¢	10.5	¢	(4.8)
Cost per available seat mile excluding fuel	8.4	¢	9.1	¢	(7.7)
Fuel cost per available seat mile	1.6	¢	1.4	¢	14.3
Average passenger trip length (miles)	520		497		4.6

Revenues. Operating revenues increased $786.2 million, or 39.9%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expenses. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2011	2010	$ Change	% Change
Passenger revenues	$2,700,529	$1,942,244	$758,285	39.0%
Less: Fuel reimbursement from major partners	370,360	186,630	183,730	98.4%
Less: Engine overhaul reimbursement from major partners	132,959	69,563	63,396	91.1%
Passenger revenue excluding fuel and engine overhauls reimbursements	$2,197,210	$1,686,051	$511,159	30.3%

Passenger revenues.  Passenger revenues increased $758.3 million, or 39.0%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in passenger revenues was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $511.2 million, or 30.3%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 57.2% during the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.  The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences between the Continental Express Agreement and our other code-share agreements.  Under the Continental Express Agreement, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursement recognized as revenue.  Under our other code-share agreements, the majority of those costs are paid by SkyWest and Atlantic Southeast and the reimbursements received from their major partners are included in revenue.  As such we do not expect the ExpressJet operations to increase revenue at the same rate as the projected increase in block hours. In addition, the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the nine months ended September 30, 2011 were $21.6 million lower than they would have been under the rates that existed prior to the adjustment.   In addition, under our Atlantic Southeast Delta Connection

Agreement and our SkyWest Airlines and Atlantic Southeast United Express Agreements we are paid an incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the nine months ended September 30, 2011 were $13.7 million lower compared to the nine months ended September 30, 2010, due primarily to our receipts of lower incentive payments.

Ground handling and other.  Total ground handling and other revenues increased $27.9 million, or 104.9%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of operations under the heading “Passenger revenues” and revenue attributed to handling third party aircraft is reflected in our condensed consolidated statements of operations under the heading “Ground Handling and other.” The increase was primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines. During the nine months September 30, 2010, we obtained leases for four CRJ900s and subleased those aircraft to Air Mekong.

Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the principal underlying driver of our operating costs, the following table identifies costs per ASM, in an effort to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the nine months ended September 30,
					2011	2010
	2011	2010	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	448,401	$246,316	$202,085	82.0%	1.6	1.4
Salaries, wages and benefits	864,675	537,640	327,035	60.8%	3.1	3.0
Aircraft maintenance, materials and repairs	529,335	338,984	190,351	56.2%	1.9	1.9
Aircraft rentals	261,004	229,684	31,320	13.6%	0.9	1.3
Depreciation and amortization	190,283	175,300	14,983	8.5%	0.7	1.0
Station rentals and landing fees	130,850	91,205	39,645	43.5%	0.5	0.5
Ground handling services	100,054	83,112	16,942	20.4%	0.4	0.4
Merger and integration-related costs	4,602	—	4,602	N/A	—	—
Other	179,777	116,629	63,148	54.1%	0.7	0.6
Total operating expenses	2,708,981	1,818,870	890,111	48.9%	9.8	10.1
Interest expense	60,358	64,883	(4,525)	(7.0)%	0.2	0.4
Total airline expenses	2,769,339	$1,883,753	885,586	47.0%	10.0	10.5

Aircraft Fuel.  Fuel costs increased $202.1 million, or 82.0%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The average cost per gallon of fuel increased to $3.49 per gallon during the nine months ended September 30, 2011, from $2.55 per gallon during the nine months ended September 30, 2010. The fuel cost not directly reimbursed by our major partners increased $18.4 million during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	128,364	96,592	32.9%
Average price per gallon	$3.49	$2.55	36.9%
Fuel expense	$448,401	$246,316	82.0%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $327.0 million, or 60.8%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The average number of full-time equivalent employees increased 45.7% to 18,298 for the nine months ended September 30, 2011, from 12,562 for the nine months ended September 30, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger. The increase in salaries, wages and employee benefits, was more than the increase in block hours, due primarily to significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011. During the three months ended March 31, 2011, we cancelled approximately 5,000 more flights than the three months ended March 31, 2010, principally as a result of the severe weather during the quarter. We also incurred additional wages associated with crew training required to operate additional aircraft that were delivered during the nine months ended September 30, 2011, as well as crew relocation expenses.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $190.4 million, or 56.2%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$529,335	$338,984	$190,351	56.2%
Less: Engine overhaul reimbursement from major partners	132,959	69,563	63,396	91.1%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	58,257	54,457	3,800	7.0%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$338,119	$214,964	$123,155	57.3%

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $123.2 million, or 57.3%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in maintenance expense, excluding engine overhaul costs was principally due to the expansion of our operations following the completion of the ExpressJet Merger, higher than expected maintenance costs on scheduled events and several unplanned maintenance events.

We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and Atlantic Southeast United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and Atlantic Southeast United Express Agreements can have a significant impact on our financial results. . During the nine months ended September 30, 2011, our CRJ200 engine expense under our SkyWest Airlines and Atlantic Southeast United Express Agreements and our AirTran code-share agreement increased $3.8 million compared to the nine months ended September 30, 2010. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2010 will likely continue through the remainder of 2011 and into the middle of 2012, after which we expect a significant reduction in engine events.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statement of operations.

Aircraft rentals.  Aircraft rental expense increased $31.3 million, or 13.6%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily due expansion of our operations following the completion of the ExpressJet Merger. We have incurred $21.7 million of additional aircraft rental expense associated with aircraft operated under the ExpressJet United Express Agreement.

Depreciation and amortization.  Depreciation and amortization expense increased $15.0 million, or 8.5%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010.  The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Station rentals and landing fees.  Station rentals and landing fees expense increased $39.6 million, or 43.5%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet operations, station rentals and landing fees would have decreased primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $16.9 million, or 20.4%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger

Merger and integration-related costs.  During the nine months ended September 30, 2011, we incurred $4.6 million of direct severance, legal and advisor fees associated with the ExpressJet Merger and integration related costs, including advisory fees to assist Atlantic Southeast and ExpressJet in their efforts to operate under a single operating certificate, which is anticipated to occur during the fourth quarter of 2011.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $63.1 million, or 54.1%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

Interest.  Interest expense decreased $4.5 million, or 7.0%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in interest expense was primarily due to a decrease in long term debt.  At September 30, 2011, we had $1,825.7 million of long term debt, compared to $1,943.0 million of debt as of September 30, 2010.

Total Airline Expenses. Total airline expenses (consisting of total operating and interest expenses) increased $885.6 million, or 47.0%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and Atlantic Southeast Delta Connection Agreements and the Continental Express Agreement, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2011	2010	$ Change	% Change
Total airline expense	$2,769,339	$1,883,753	$885,586	47.0%
Less: Fuel expense	448,401	246,316	202,085	82.0%
Less: Engine overhaul reimbursement from major partners	132,959	69,563	63,396	91.1%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	58,257	54,457	3,800	7.0%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,129,722	$1,513,417	$616,305	40.7%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $616.3 million, or 40.7%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due primarily to the factors described above.

Interest Income. Interest income decreased $4.6 million, or 42.4%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

Other, net. Other expense, net expenses increased $7.1 million, or 448.1% during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Other income primarily consists of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase was due primarily to our aggregate portion of losses in Trip and Air Mekong.

Adjustment to Purchase Accounting Gain. In connection with our preparation of the 2010 tax return, our mangagement identified an adjustment to the ExpressJet acquisition accounting that resulted in an increase to the acquired deferred tax liabilities of $5.7 million.  The adjustment is reflected on the condensed consolidated statement of operations under the caption “Adjustment to purchase accounting gain.”

Net Income (loss).  Primarily due to factors described above, we incurred a net loss of $9.4 million, or $0.18 per diluted share, for the nine months ended September 30, 2011, compared to net income of $59.1 million, or $1.04 per diluted share, for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2011 and 2010, and total cash and marketable securities position as of September 30, 2011 and December 31, 2010 (in thousands).

	For the nine months ended September 30,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	161,399	$268,349	$(106,950)	(39.9)%
Net cash (used in) investing activities	(65,841)	(229,986)	164,145	71.4%
Net cash (used in) financing activities	(123,298)	(32,003)	(91,295)	(285.3)%

	September 30, 2011	December 31, 2010	$ Change	% Change

Cash and cash equivalents	$84,598	$112,338	$(27,740)	(24.7)%
Restricted cash	19,530	21,775	(2,245)	(10.3)%
Marketable securities	620,101	670,739	(50,638)	(7.5)%
Total	$724,229	$804,852	$(80,623)	(10.0)%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $106.9 million or 39.9%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease was primarily due to the pretax loss we incurred during the nine months ended September 30, 2011, compared to the pretax income we realized during the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, we had a pretax loss of $22.4 million, compared to pretax income of $94.4 million for the nine months ended September 30, 2010. The remainder of the decrease was largely due to changes in the working capital accounts.

Cash Flows from Investing Activities.

Net cash used in investing activities decreased $164.1 million or 71.4%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. During the nine months ended September 30, 2011, net sales of marketable securities increased $201.0 million as compared to the nine months ended September 30, 2010.Our aircraft and rotable spare parts purchased decreased $33.9 million during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. The decrease in aircraft and rotable spares was primarily due to the acquisition of four CRJ700s during the nine months ended September 30, 2010, compared to the acquisition of two CRJ700s during the nine months ended September 30, 2011.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $91.3 million or 285.3%, during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The increase was primarily related to a decrease in proceeds from the issuance of long-term debt. During the nine months ended September 30, 2010 we received proceeds from long-term debt of $81.7 million to finance the purchase of four CRJ 700s with long-term debt compared to $38.2 million during the nine months ended September 30, 2011, which we used to finance the purchase of two CRJ700s with long-term debt.  In addition, during the nine months ended September 30, 2011 we spent $43.6 million more to repurchase treasury shares as compared to the nine months ended September 30, 2010.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2011, our total capital mix was 45.5% equity and 54.5% long-term debt, compared to 45.0% equity and 55.0% long-term debt at December 31, 2010.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2011	2012	2013	2014	2015	Thereafter

Operating lease payments for aircraft and facility obligations	$2,631,894	$109,970	$381,052	$353,048	$337,579	$303,322	$1,146,923
Interest commitments (A)	525,811	24,243	75,828	69,101	62,945	56,463	237,231
Purchase commitments	50,000	50,000	—	—	—	—	—
Principal maturities on long-term debt	1,825,666	48,503	205,716	160,213	166,135	173,243	1,071,856
Total commitments and obligations	$5,033,371	$232,716	$662,596	$582,362	$566,659	$533,028	$2,456,010

(A)      At September 30, 2011, we had variable rate notes representing 34.2% of our total long-term debt. Interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On January 4, 2011, we announced SkyWest Airlines’ plans to acquire four additional regional jet aircraft during 2011. During the three months ended September 30, 2011, SkyWest Airlines took delivery of two of the four regional jet aircraft. SkyWest Airlines is in the process of placing these aircraft into operation under the SkyWest Airlines Delta Connection Agreement. Total expenditures for the remaining two aircraft and related flight equipment, including amounts for contractual price escalations, are estimated to be approximately $50.0 million through 2011.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In the event that alternative financing cannot be arranged at the time of delivery, Bombardier Aerospace (or one of its affiliated parties) has typically financed our aircraft acquisitions until more permanent arrangements can be made. Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

At present, we intend to satisfy our 2011 firm aircraft purchase commitment, as well as our acquisition of any additional aircraft, through a combination of operating leases and debt financing, consistent with our historical practices. Based on then-current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. Future minimum lease payments due under our long-term operating leases were approximately $2.6 billion at September 30, 2011. Assuming a 6.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.9 billion at September 30, 2011.

Long-term Debt Obligations

As of September 30, 2011, we had $1,825.7 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at September 30, 2011.

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

ITEM 3:                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United has agreed to bear the economic risk of fuel price fluctuations on our contracted United Express flights. Continental has agreed to bear the economic risk of fuel price fluctuations on our contracted Continental Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of September 30, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 58% the ASMs by our Brasilias flown in the United system were flown under pro-rate arrangements. As of September 30, 2011, we operated 18 CRJ200s for United under a pro-rate agreement.  The average price per gallon of aircraft fuel increased 36.8% to $3.49 for the three months ended September 30, 2011, from $2.55 for the three months ended September 30, 2010.  The average price per gallon of aircraft fuel increased 36.9% to $3.49 for the nine months ended September 30, 2011, from $2.55 for the nine months ended September 30, 2010. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.5 million and $19.5 million in fuel expense for the three and nine month periods ended September 30, 2011, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2011, we had variable rate notes representing 34.2% of our total long-term debt compared to 36.0% of our long-term debt at December 31, 2010. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.6 million in interest expense and received $1.8 million in additional interest income for the three months ended September 30, 2011. Based on this same hypothetical assumption, we would have incurred an additional $4.9 million in interest expense and received $5.4 million additional interest income for the nine months ended September 30, 2011. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.                    CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2011.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

Except as set forth below, during the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934).

On November 12, 2010, we completed the ExpressJet Merger. We are currently integrating policies, processes, employees, technology and operations for the combined company. Management will continue to evaluate our internal control over financial reporting as we execute merger integration.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2011, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter and if the dispute is not resolved consistent with the position we have taken in that matter, our financial results would be negatively impacted.

Atlantic Southeast and SkyWest Airlines v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.  The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations.  During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses.  Delta now claims it is obligated to reimburse only a fraction of the IROP expenses.  As a result, Delta withheld a combined total of approximately $25 million (pretax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007.  Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses.  As of September 30, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.  Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue.  Delta filed an Answer to the SkyWest Airlines/Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008.  Delta’s Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim.  Discovery in that action was not complete at the time of the dismissal.  On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”).  The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing.  Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety.  Delta also filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements.  SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta’s claims in the Superior Court.  A hearing on SkyWest Airlines’ and Atlantic Southeast’s motion was held on April 27, 2011, after which the Superior Court dismissed Delta’s complaint in its entirety.  Discovery in the lawsuit is ongoing.

On September 22, 2011, Delta filed a motion for leave to file a counterclaim against SkyWest and Atlantic Southeast.  The proposed counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business.  Delta’s proposed counterclaim does not specify an amount of damages, but the proposed counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million.  The State Court has not ruled on Delta’s motion for leave to file its proposed counterclaim.  An estimated loss is accrued if the loss is probable and reasonably estimable.  Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute.

SkyWest Airlines and Atlantic Southeast continue to vigorously pursue their claims set forth in the State Court complaint and will defend against Delta’s proposed counterclaim if the court grants Delta leave to file.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended September 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 – July 31, 2011	314,780	$14.25	314,780	2,851,416
August 1 – August 31, 2011	483,846	12.95	483,846	2,367,570
September 1 – September 30, 2011	419,911	12.28	419,911	1,947,659
Total	1,218,537	$13.05	1,218,537	1,947,659

(1)        Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of September 30, 2011, we had spent approximately $333.1 million to purchase and retire approximately 18,052,341 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on May 15, 2012.

ITEM 6: EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Accounting Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Accounting Officer
101.1

The following financial information from the quarterly report on Form 10-Q of SkyWest, Inc for the three and nine month periods ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language):

(i)  Consolidated Balance Sheets, (ii)  Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2011.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer