Form 10-K
period 2011-12-31
SKYWEST INC
filed 2012-02-24
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 30, 2011 was approximately $756,373,134.

         As of February 10, 2012, there were 50,975,156 shares of the registrant's common stock outstanding.

         Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

        Unless otherwise indicated in this Report, "SkyWest," "we," "us," "our" and similar terms refer to SkyWest, Inc. and "SkyWest Airlines" refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.

        Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. was merged into our subsidiary, Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In this Report, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

Cautionary Statement Concerning Forward-Looking Statements

        Certain of the statements contained in this Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "hope," "likely," and "continue" and similar terms used in connection with statements regarding our outlook, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, the anticipated benefits of our acquisition of ExpressJet Delaware and the ExpressJet Combination, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A., Risk Factors, and the following:

  •
  our ability to achieve potential benefits from the ExpressJet Combination;

  •
  relations with our employees, including organized labor groups at ExpressJet and the impact of labor negotiations and agreements with our unionized and non-unionized employees;

  •
  our labor and maintenance cost increasing at a faster rate than increases in our contractual rates;

  •
  changes in our code-share relationships;

  •
  competitive practices in the airline industry, including significant fare-restructuring activities, consolidation of major carriers (which reduces the number of potential code-share partners), capacity reductions and other restructurings by major and regional carriers;

  •
  global and national economic conditions;

  •
  the impact of increasing fuel prices on the airline industry;

  •
  ongoing litigation with Delta Air Lines, Inc. ("Delta");

  •
  our ability to attract and retain code-share partners;

  •
  the cyclical nature of the airline industry;

  •
  security-related and insurance costs;

  •
  weather conditions;

  •
  government legislation and regulation;

  •
  reduced utilization levels of our aircraft under our code-share agreements;

  •
  unionization efforts among SkyWest Airlines' employees; and

  •
  other risks and uncertainties listed from time to time in our reports filed with the SEC.

        There may be other factors that may affect matters discussed in forward-looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 4,000 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, Continental Express, US Airways Express or Alaska under code-share arrangements with Delta, United Air Lines, Inc. ("United"), Continental Airlines, Inc. ("Continental"), US Airways Group, Inc. ("US Airways") and Alaska Airlines ("Alaska"), respectively, with significant presence in Delta's, United's and Continental's key domestic hubs and focus cities. SkyWest Airlines and ExpressJet generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S. Federal Aviation Administration (the "FAA"). We currently anticipate that we will complete the full integration of the operations of Atlantic Southeast and ExpressJet Delaware into ExpressJet during the next few years.

        SkyWest Airlines and ExpressJet have developed industry-leading reputations for providing quality, low-cost regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2011, our consolidated fleet consisted of a total of 732 aircraft, of which 443 were assigned to United and Continental, 268 were assigned to Delta, eight were in preparation for new code-share assignments, five were assigned to Alaska, four were subleased to affiliated entities, two were assigned to US Airways and two were subleased to unaffiliated entities. We currently operate two types of regional jet aircraft: the Bombardier Aerospace ("Bombardier") regional jet, which comes in three different configurations (the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900")) and the 50-seat Embraer ERJ-145 regional jet ("ERJ145"). We also operate the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop").

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,650 daily scheduled departures as of December 31, 2011, of which approximately 1,110 were United Express flights, 500 were Delta Connection flights, 30 were Alaksa-coded flights and 10 were US Airways Express flights. SkyWest Airlines' operations are conducted from hubs located in Chicago (O'Hare), Denver, Los Angeles, Houston, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. SkyWest Airlines' fleet as of December 31, 2011 consisted of 21 CRJ900s, all of which were flown for Delta; 96 CRJ700s, of which 70 were flown for United, 21 were flown for Delta and five were flown for Alaska; 153 CRJ200s, of which 82 were flown for United, 61 were flown for Delta, eight were in preparation for service under a code-share agreement with US Airways and two were flown for US Airways; and 45 Brasilia turboprops, of which 35 were flown for United and ten were flown for Delta.

        SkyWest Airlines currently conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement, which obligates Delta to compensate SkyWest Airlines for its direct costs associated with operating Delta Connection flights, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). SkyWest Airlines' United code-share operations are conducted under a United Express Agreement, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives (the "SkyWest Airlines United Express Agreement"). During 2011, SkyWest Airlines entered into code-share agreements with Alaska and US Airways, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month.

  ExpressJet

        ExpressJet provides regional jet service principally in the United States, primarily from hubs located in Atlanta, Cleveland, Cincinnati, Chicago (O'Hare), Denver, Houston, Newark and Washington Dulles. The combined operations of Atlantic Southeast and ExpressJet Delaware offered more than 2,100 daily scheduled departures as of December 31, 2011, of which approximately 650 were Delta Connection flights and 1,450 were Continental Express or United Express flights. As of December 31, 2011, the combined fleet of Atlantic Southeast and ExpressJet Delaware consisted of ten CRJ900s (all of which were flown for Delta), 46 CRJ700s (all of which were flown for Delta), 113 CRJ200s (99 of which were flown for Delta and 14 of which were flown for United) and 242 ERJ145s all of which were flown for United or Continental.

        Under the terms of a Second Amended and Restated Delta Connection Agreement initially executed between Delta and Atlantic Southeast and to which ExpressJet is now a party (the "ExpressJet Delta Connection Agreement"), Delta has agreed to compensate ExpressJet for its direct costs associated with operating Delta Connection flights, plus, if ExpressJet completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ExpressJet Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. Under the ExpressJet Delta Connection Agreement, excess margins over certain percentages must be returned to or shared with Delta, depending on various conditions. ExpressJet's Continental and United code-share operations are conducted under a Capacity Purchase Agreement between ExpressJet and Continental (the "Continental CPA") and two United Express Agreements between ExpressJet and United (collectively, the "ExpressJet United Express

Agreements"), pursuant to which ExpressJet is paid by Continental or United, as applicable, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ExpressJet among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation ("Air Wisconsin"), American Eagle Airlines, Inc. ("American Eagle") (owned by American Airlines, Inc. ("American")), Comair, Inc. ("Comair") (owned by Delta), Compass Airlines ("Compass"), , Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc. ("Alaska Airlines")), Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic") and Trans State Airlines, Inc.("Trans State"). Major airlines award contract flying to these regional airlines based upon, but not limited to, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operation in the United States. However, some of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines and ExpressJet, individually or collectively. Additionally, regional carriers owned by major airlines, such as American Eagle and Comair, may have access to greater resources, through their parent companies, than SkyWest Airlines and ExpressJet, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ExpressJet. Nevertheless, the per-passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta or United, or any of our other code-share partners, experience a prolonged decline in passenger load or are harmed by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ExpressJet, as applicable, or cancel flights in order to reduce their costs.

Industry Overview

  Majors, Low Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Delta, Continental, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

        Low cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue") and Republic, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

        Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Pinnacle, Compass, Mesaba, Trans State and Republic, typically operate smaller aircraft on lower-volume routes than major and low cost carriers. Several regional airlines, including American Eagle, Comair, and Horizon, are wholly-owned subsidiaries of major airlines.

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

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Washington Dulles, Denver, Houston, Los Angeles and San Francisco as United Express, out of Salt Lake City and Minneapolis as Delta Connection, out of Seattle and Portland as an Alaska carrier and out of Phoenix as an US Airways carrier. ExpressJet operates primarily as Delta Connection out of Atlanta and Cincinnati and as United or Continental Express out of Chicago (O'Hare), Houston, Cleveland, Newark, Denver and Washington Dulles. In addition, the major airline generally provides services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

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

Code-Share Agreements

        SkyWest Airlines and ExpressJet operate under United Express Agreements with United. SkyWest, SkyWest Airlines and ExpressJet operate under Delta Connection Agreements with Delta. ExpressJet operates under the Continental CPA with Continental. SkyWest Airlines operates under code-share agreements with US Airways and Alaska.

        These code-share agreements authorize Delta, United, Continental, Alaska and US Airways to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "CO", "AS" or "US," respectively) in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express, Continental Express, US Airways Express or Alaska, as applicable. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with Delta, United, Continental, Alaska and US Airways. As of December 31, 2011, approximately 91% of our passenger revenues related to contract flights, where Delta, United or Continental, Alaska and US Airways controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues as of December 31, 2011, related to pro-rate flights, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2011, SkyWest Airlines operated 21 CRJ900s, 21 CRJ700s and 60 CRJ200s under the SkyWest Airlines Delta Connection Agreement. Additionally, as of December 31, 2011, SkyWest Airlines operated ten Brasilia turboprops and one CRJ200 under the Delta code under a revenue-sharing arrangement. SkyWest Airlines operates these aircraft to provide Delta Connection service between Delta hubs and destinations designated by Delta. As of December 31, 2011, SkyWest Airlines was operating approximately 500 Delta Connection flights per day. Generally, Delta is entitled to all passenger, cargo and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' other obligations under the SkyWest Airlines Delta Connection Agreement, SkyWest Airlines is scheduled to receive from Delta on a weekly basis (i) specified fixed rate payments for each completed flight, which are intended to pay for certain costs related to the Delta Connection flights, plus (ii) a fixed dollar payment per completed flight block hour, subject to annual escalation at an agreed rate. Costs directly reimbursed by Delta under the SkyWest Airlines Delta Connection Agreement include costs primarily related to fuel, aircraft engine maintenance and aircraft ownership.

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

  •
  if, under certain circumstances, Delta has a right to terminate the ExpressJet Delta Connection Agreement;

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if SkyWest Airlines fails to maintain competitive base rate costs (provided that SkyWest Airlines has the right to adjust its rates prior to any such termination).

ExpressJet Delta Connection Agreement

        ExpressJet (formerly Atlantic Southeast) and Delta are parties to the ExpressJet Delta Connection Agreement, originally dated as of September 8, 2005. As of December 31, 2011, ExpressJet (formerly Atlantic Southeast) operated ten CRJ900s, 46 CRJ700s and 99 CRJ200s for Delta under the ExpressJet Delta Connection Agreement. As of December 31, 2011, ExpressJet (formerly Atlantic Southeast) was operating more than 650 Delta Connection flights per day between Atlanta or Cincinnati and outlying destinations. Under the ExpressJet Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ExpressJet (formerly Atlantic Southeast) obtained the right to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

        In exchange for providing the designated number of flights and performing ExpressJet's other obligations under the ExpressJet Delta Connection Agreement, ExpressJet is scheduled to receive from Delta on a weekly basis (i) specified fixed rate payments for each completed flight, which are intended to pay for certain direct costs related to Delta Connection flights plus (ii) if ExpressJet completes a certain minimum percentage of its Delta Connection flights, an amount equal to a certain percentage of the direct costs (not including fuel costs) related to the Delta Connection flights. Costs directly reimbursed by Delta under the ExpressJet Delta Connection Agreement include costs related to fuel, ground handling, and aircraft engine maintenance and aircraft ownership. The ExpressJet Delta Connection Agreement also provides for incentive compensation based upon ExpressJet's performance, including on-time arrival performance and completion percentage rates.

        The ExpressJet Delta Connection Agreement provides that, upon the fifth anniversary of the execution of the agreement (September 8, 2010), Delta obtained the right to require that certain contractual rates under that agreement shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, ExpressJet (formerly Atlantic Southeast) reached an agreement with Delta related to the second lowest rate provisions to be applied under the ExpressJet Delta Connection Agreement. As a result of that agreement, ExpressJet and Delta have established the contractual rates which will apply under the ExpressJet Delta Connection Agreement through December 31, 2015.

        The ExpressJet Delta Connection Agreement is scheduled to terminate on September 8, 2020, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The ExpressJet Delta Connection Agreement is subject to early termination in various circumstances including:

  •
  if ExpressJet or Delta commits a material breach of the ExpressJet Delta Connection Agreement, subject to 30-day notice and cure rights;

  •
  if ExpressJet fails to conduct all flight operations and maintain all aircraft under the ExpressJet Delta Connection Agreement in compliance in all material respects with applicable government regulations;

  •
  if ExpressJet fails to satisfy certain performance and safety requirements;

  •
  if, under certain circumstances, Delta has a right to terminate the SkyWest Airlines Delta Connection Agreement;

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if ExpressJet fails to maintain competitive base rate costs (provided that ExpressJet has the right to adjust its rates prior to any such termination).

SkyWest, Inc. Delta Connection Agreement

        In December 2006, we entered into a Delta Connection Agreement which awarded us the right to operate 12 CRJ700s previously operated by Comair. This Delta Connection Agreement is ancillary to, and satisfied certain obligations of Delta under, the ExpressJet Delta Connection Agreement. Delta has not extended the contract term on these aircraft. We anticipate returning these aircraft to Delta during the first six months of 2012.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the SkyWest Airlines United Express Agreement entered into on July 31, 2003. As of December 31, 2011, SkyWest Airlines operated 70 CRJ700s,

82 CRJ200s and 35 Brasilia turboprops under the SkyWest Airlines United Express Agreement, flying a total of approximately 1,110 United Express flights per day between Chicago (O'Hare), Denver, Houston, Los Angeles, San Francisco, Washington Dulles and designated outlying destinations. Generally, under the SkyWest Airlines United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2011, 26 of the 35 Brasilia turboprops and 17 of the 82 CRJ200s SkyWest Airlines operated under the SkyWest Airlines United Express Agreement were operated under a revenue-sharing arrangement. On October 16, 2009, SkyWest Airlines and United agreed to extend the right of SkyWest Airlines to operate 40 regional jet aircraft under the SkyWest Airlines United Express Agreement until the end of their respective lease terms.

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

ExpressJet Continental CPA

        Effective November 12, 2010, ExpressJet Delaware entered into the Continental CPA, whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. The rights and obligations of ExpressJet Delaware under the Continental CPA became the rights and obligations of ExpressJet as a consequence of the ExpressJet Combination.

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

ExpressJet United Express Agreements

        ExpressJet and United are parties to two ExpressJet United Express Agreements, consisting of a United Express Agreement initially executed between ExpressJet Delaware and United, dated December 1, 2009, and a United Express Agreement initially executed between Atlantic Southeast and United, dated February 10, 2010. As of December 31, 2011, Atlantic Southeast and ExpressJet Delaware operated not less than 36 ERJ-145s and 14 CRJ200s under the United Express Agreements. Generally, under the ExpressJet United Express Agreements, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing ExpressJet's obligations under the ExpressJet United Express Agreements, ExpressJet receives from United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, fixed fee per completed departure, fixed fee per passenger and a fixed fee for overhead and aircraft costs. The ExpressJet United Express Agreements provide for incentives based upon ExpressJet's performance, including on-time arrival performance and completion percentage rates. Additionally, certain of ExpressJet's operating costs are reimbursed by United, including fuel costs.

        The ExpressJet United Express Agreements expire in four tranches: the agreements expire with respect to 14 ERJ145s on May 1, 2012, 11 ERJ145s on April 30, 2013, 11 ERJ145s on April 30, 2015, and 14 CRJ200s during 2015. The ExpressJet United Express Agreements also include a renewal option, at United's election, for additional periods up to a total term of five years. Under the agreements, United must notify ExpressJet of its intention to renew each group of aircraft not less than six months prior to the end of the term for such aircraft.

SkyWest Airlines Alaska Capacity Purchase Agreement

        On April 13, 2011, SkyWest Airlines and Alaska entered into the SkyWest Airlines Alaska Capacity Purchase Agreement. As of December 31, 2011, SkyWest Airlines operated five CRJ700s under the SkyWest Airlines Alaska Capacity Purchase Agreement, flying a total of approximately 30 Alaska flights per day between Seattle, Portland and designated outlying destinations. Generally, under the SkyWest Airlines Alaska Capacity Purchase Agreement, Alaska retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines Alaska Capacity Purchase Agreement, SkyWest Airlines receives from Alaska compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. Additionally, certain of SkyWest Airlines' operating costs are reimbursed or paid directly by Alaska, including costs related to fuel and aircraft ownership.

        The SkyWest Airlines Alaska Capacity Purchase Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or Alaska fails to fulfill an obligation under the SkyWest Airlines Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;

  •
  if SkyWest Airlines' operations fall below certain performance levels;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations; or

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

SkyWest Airlines US Airways Express Agreement

        On November 17, 2011, SkyWest Airlines and US Airways entered into the SkyWest Airlines US Airways Express Agreement. As of December 31, 2011, SkyWest Airlines operated two CRJ200s under the SkyWest Airlines US Airways Express Agreement, flying a total of approximately ten US Airways Express flights per day between Phoenix and designated outlying destinations. Generally, under the SkyWest Airlines US Airways Express Agreement, US Airways retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines US Airways Express Agreement, SkyWest Airlines receives from US Airways compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines US Airways Express Agreement provides for incentives and penalties based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by US Airways, including costs related to fuel and insurance.

        The SkyWest Airlines US Airways Express Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or US Airways fails to fulfill an obligation under the SkyWest Airlines US Airways Express Agreement for a period of 30 days after written notice to cure;

  •
  if SkyWest Airlines' operations fall below certain performance levels;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations; or

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

Markets and Routes

        As of December 31, 2011, SkyWest Airlines, Atlantic Southeast and ExpressJet Delaware scheduled the following daily flights as Delta Connection carriers: 530 flights to or from Hartsfield—Jackson Atlanta International Airport, 316 flights to or from Salt Lake City International Airport, 132 flights to or from Minneapolis International Airport, 94 flights to or from Memphis International

Airport, 94 flights to or from Detroit International Airport and 8 flights to or from Cincinnati/Northern Kentucky International Airport.

        As of December 31, 2011, SkyWest Airlines, Atlantic Southeast and ExpressJet Delaware scheduled the following daily flights as a United or Continental Express carrier: 572 flights to or from Houston International Airport, 486 flights to or from Chicago O'Hare International Airport, 412 flights to or from Denver International Airport, 306 flights to or from San Francisco International Airport, 284 flights to or from Los Angeles International Airport, 214 flights to or from Newark International Airport, 148 flights to or from Washington Dulles International Airport, 128 flights to or from Cleveland International Airport and 64 flights to or from other airports.

        As of December 31, 2011, SkyWest Airlines scheduled 15 daily flights as an Alaska carrier to or from Portland International Airport and 15 daily flights as an Alaska carrier to or from Seattle International Airport.

        As of December 31, 2011, SkyWest Airlines scheduled ten daily flights as an US Airways Express carrier to or from Phoenix International Airport

        Our flight schedules are structured to facilitate the connection of our passengers with flights of our major partners at the airports we serve.

Training and Aircraft Maintenance

        SkyWest Airlines and ExpressJet employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines and ExpressJet crew members and maintenance personnel at their respective training facilities. SkyWest Airlines and ExpressJet also contract with third party vendors for non-routine airframe and engine maintenance.

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply; however, our code-share agreements with Delta, United, Continental, Alaska and US Airways provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2011, United purchased fuel directly from fuel vendors for our United Express aircraft under contract operated out of Chicago, San Francisco, Los Angeles and Denver; Continental purchased all of the fuel for our Continental aircraft directly from Continental's fuel vendors; and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Collective Bargaining

        As of December 31, 2011, we had 18,418 full-time equivalent employees. Approximately 46% of these employees were represented by unions, including the employee groups listed in the table below. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,700	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,080	Association of Flight Attendants—CNA	Amendable
Atlantic Southeast Flight Controllers	40	Professional Airline Flight Control Association	Amendable
Atlantic Southeast Mechanics	600	International Association of Machinists and Aerospace Workers	Union representation approved. Negotiations have not started.
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.
ExpressJet Delaware Pilots	2,700	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,300	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	900	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	85	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	80	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.

        The successful combination of the employee groups of ExpressJet Delaware and Atlantic Southeast and achievement of the anticipated benefits of our acquisition of ExpressJet Delaware will depend significantly on integrating the work groups of Atlantic Southeast and ExpressJet Delaware and on maintaining productive employee relations. The integration of the workforces of ExpressJet Delaware and Atlantic Southeast will be challenging. Completing the integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delays or expenses or other challenges to integrating the workforces could impact the anticipated synergies from the combination of the operations of Atlantic Southeast and ExpressJet Delaware and affect our financial performance.

        As of December 31, 2011, SkyWest and SkyWest Airlines collectively employed 9,426 full-time equivalent employees consisting of 5,124 pilots and flight attendants, 2,840 customer service personnel,

1,224 mechanics and other maintenance personnel, and 238 administration and support personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines' employees do, however, occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

Government Regulation

        All interstate air carriers, including SkyWest Airlines and ExpressJet, are subject to regulation by the U.S. Department of Transportation (the "DOT"), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other ways, certifications, which are necessary for the continued operations of SkyWest Airlines and ExpressJet, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

        We believe SkyWest Airlines and ExpressJet are operating in compliance with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ExpressJet are subject. SkyWest Airlines' and ExpressJet's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. SkyWest Airlines and ExpressJet do not currently operate at any airports where landing slots are restricted.

        All air carriers are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ExpressJet are also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with these laws and regulations.

Environmental Matters

        SkyWest, SkyWest Airlines and ExpressJet are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Safety and Security

        We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ExpressJet have taken many steps, both voluntarily and as mandated by governmental agencies, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code-share partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

        SkyWest, SkyWest Airlines and ExpressJet maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers' compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

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

        If any of our code-share agreements with Delta, United or Continental are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airline independent from major partners would be a significant departure from our business plan, would likely be very difficult and would likely require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest, SkyWest Airlines and ExpressJet Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by any of SkyWest, SkyWest Airlines or ExpressJet of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ExpressJet from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ExpressJet, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. The current terms of the Continental CPA are subject to certain early termination provisions and subsequent renewals. Continental may terminate the Continental CPA due to an uncured breach by ExpressJet of certain operational and performance provisions, including measures and standards related to flight completions and on-time arrivals.

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

        Under our code-share agreements with Delta, United, Continental, Alaska and US Airways, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2011, approximately 30% of our costs were pass-through costs and approximately 70% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

        SkyWest Airlines and ExpressJet are parties to Delta Connection Agreements with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, SkyWest Airlines and ExpressJet reached agreements with Delta related to the second lowest rate provisions to be applied under their respective Delta Connection Agreements. As a result, SkyWest Airlines and ExpressJet have established the contractual rates which will apply under those agreements through December 31, 2015.

        There can be no assurance that the agreed-upon rates will be higher than the costs SkyWest Airlines and ExpressJet will incur to provide the services required under their respective Delta Connection Agreement. The new rates and future rate adjustments could negatively affect our financial position and operating results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2011, our salary, wage and benefit costs constituted approximately 32.0% of our total operating costs. Increases in our unionized labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        Approximately 46% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act ("RLA"), which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

        SkyWest Airlines' employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines' employees being represented by one or more unions. Moreover, one or more unions representing ExpressJet employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines' employees. One or more unions representing ExpressJet employees may also assert that SkyWest Airlines' employees should be subject to ExpressJet's collective bargaining agreements. If SkyWest Airlines' employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines' employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

Our ability to realize all of the anticipated benefits of our acquisition of ExpressJet Delaware will depend on the successful integration of the operations previously conducted by Atlantic Southeast and ExpressJet Delaware.

        On November 12, 2010, we acquired ExpressJet Delaware through a merger of ExpressJet Holdings, Inc. ("ExpressJet Holdings"), the sole shareholder of ExpressJet Delaware, with a wholly-owned subsidiary of Atlantic Southeast (the "ExpressJet Merger"). Effective December 31, 2011, we combined the operations of Atlantic Southeast and ExpressJet Delaware through the ExpressJet

Combination. Many of the potential synergies of our acquisition of ExpressJet Delaware will only result from the successful integration of the operations of Atlantic Southeast and ExpressJet Delaware, both of which operated as independent airlines prior to the ExpressJet Combination. The integration of the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware has required, and will continue to require, our management to devote significant attention and resources to combining the business practices and operations of both airlines. We incurred significant costs, and devoted significant management time, in our efforts to obtain a single operating certificate for the combined operations of Atlantic Southeast and ExpressJet Delaware. Although that single operating certificate was issued by the FAA on November 17, 2011, and the ExpressJet Combination was completed on December 31, 2011, our management and employee will continue to devote significant attention and resources to the successful integration of the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware, particularly with respect to the integration of the employee groups of the two airlines.

        The integration of the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware could result in the loss of key employees, diversion of management attention, the disruption or interruption of, or the loss of momentum in, our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with passengers and employees or our ability to achieve the anticipated benefits of the ExpressJet Merger, or could reduce our earnings or otherwise adversely affect our business and financial results.

The integration of the Atlantic Southeast and ExpressJet Delaware workforces will present significant challenges, including the possibility of labor-related disagreements that may adversely affect our operations.

        The successful integration of Atlantic Southeast and ExpressJet Delaware and achievement of the anticipated benefits of the ExpressJet Merger largely depend upon the successful combination of the former employee groups of Atlantic Southeast and ExpressJet Delaware, and on maintaining productive employee relations. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delays, expenses or other challenges to integrating the workforces could impact the anticipated synergies from the combination of Atlantic Southeast and ExpressJet Delaware and affect ExpressJet's operations and financial performance.

        In order to integrate the former employee groups of Atlantic Southeast and ExpressJet Delaware, ExpressJet must negotiate a joint collective bargaining agreement covering each combined employee group. The process for integrating the former labor groups of ExpressJet Delaware and Atlantic Southeast is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company's collective bargaining agreements and union policy. Pending operational integration, ExpressJet will apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. Under the McCaskill-Bond Amendment, seniority integration must be accomplished in a "fair and equitable" manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union merger policies, if applicable. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases could delay implementation of the integrated seniority list. The National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers.

        We can provide no assurance that a successful or timely resolution of labor negotiations for the former labor groups of Atlantic Southeast and ExpressJet Delaware will be achieved. There is a risk that unions or individual employees might pursue judicial or arbitral claims arising out of changes implemented as a result of the ExpressJet Combination. There is also a possibility that employees or unions could engage in job actions such as slow-downs, work-to-rule campaigns, sick-outs or other actions designed to disrupt ExpressJet's normal operations, in an attempt to pressure ExpressJet in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and ExpressJet can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        Our maintenance costs increased $225.5 million, or 46.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The average age of our CRJ200s and our ERJ145s is approximately 10.2 years and 10.0 years, respectively. Most of the parts on the CRJ200 and ERJ145 fleets are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our maintenance costs are expected to continue to increase on our CRJ200 and ERJ145 fleets. Under our SkyWest Airlines and ExpressJet United Express Agreements, specific amounts are included in the current rates for future maintenance on CRJ200 engines used in SkyWest Airlines' and ExpressJet's' United Express operations. The actual cost of maintenance on CRJ200 engines may vary from the agreed upon rates. During the year ended December 31, 2011, our CRJ200 engine expense for aircraft operated under our SkyWest Airlines and ExpressJet United Express Agreements was $77.6 million as of December 31, 2011.

        Because the average age of our CRJ900s and CRJ700s as of December 31, 2011 was approximately 4.1 and 6.7 years, respectively, our CRJ900 and CRJ700 fleets require less maintenance now than we anticipate they will require in the future. We have incurred relatively low maintenance expenses on our CRJ900 and CRJ700 fleets because most of the parts on these aircraft are under multi-year warranties and a limited number of heavy airframe checks and engine overhauls have occurred. Our maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Those increased costs will have a negative impact on our financial results.

We may be negatively impacted if Delta, United or Continental experiences significant financial difficulties in the future.

        For the year ended December 31, 2011 approximately 98.8% of the available seat miles ("ASMs") generated in our operations were attributable to our code-share agreements with Delta, United and Continental. Volatility in fuel prices may negatively impact Delta's, United's and Continental's results of operations and financial condition. Among other risks, Delta, United and Continental are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta, United or Continental will be able to operate successfully under these financial conditions.

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

        The financial condition of Delta and United will continue to pose risks for our operations. Serial bankruptcies are not unprecedented in the commercial airline industry, and Delta and/or United could file for bankruptcy, in which case our code-share agreements could be subject to termination under the U.S. Bankruptcy Code. Regardless of whether subsequent bankruptcy filings prove to be necessary, Delta and United have required, and will likely continue to require, our participation in efforts to reduce costs and improve their respective financial positions. These efforts could result in lower utilization rates of our aircraft, lower departure rates on the contract flying portion of our business, more volatile operating margins and more aggressive contractual positions, which could result in additional litigation. We believe that any of these developments could have a negative effect on many aspects of our operations and financial condition.

        On October 16, 2009, SkyWest Airlines agreed to defer receipt of certain amounts otherwise payable by United under the SkyWest Airlines United Express Agreement. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. United's right to defer such payments is scheduled to terminate on October 16, 2019. United's failure to repay the amounts deferred pursuant to the foregoing financing arrangement could have a material adverse effect on our operations and financial condition.

SkyWest Airlines and ExpressJet are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of December 31, 2011, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. The current status of the litigation with Delta is summarized below in Item 3. Legal Proceedings.

        There can be no assurance that the dispute between SkyWest Airlines and ExpressJet, on the one hand, and Delta, on the other hand, will be resolved consistent with the position taken by SkyWest Airlines and ExpressJet. If the dispute is not resolved consistent with the position taken by SkyWest Airlines and ExpressJet, our financial results would be negatively impacted. The litigation may have other negative effects on our relationship with Delta and our operations under the existing Delta Connection Agreements.

Disagreements regarding the interpretation of our code-share agreements with our major partners could have an adverse effect on our operating results and financial condition.

        SkyWest, SkyWest Airlines and ExpressJet are parties to code-share agreements with Delta, United and Continental. For the year ended December 31, 2011, approximately 99% of our ASMs were attributable to flights we flew under those agreements. We anticipate that, for the foreseeable future, substantially all of our revenues will be generated under existing or future code-share agreements.

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

        In recent years we have experienced disagreements with our major partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation (see the preceding risk factor entitled "SkyWest Airlines and ExpressJet are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta"), and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time and financial resources.

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

        As of December 31, 2011, we had a total of approximately $1.8 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2011, we had 556 aircraft under lease, with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.6 billion at December 31, 2011. At a 5.2% discount factor, the present value of these lease obligations was equal to approximately $2.0 billion at December 31, 2011. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our fleet replacement will require a significant increase in our leverage and the related cash outflows.

        We currently have 266 CRJ200s with an average life of 10.2 years, 242 ERJ145s with an average life of 10.0 years and 45 EMB 120s with an average life of 14.5 years. We anticipate that over the next several years, we will begin to replace these aircraft with large regional jets or turboprops. Our fleet replacement strategy will require significant amounts of capital to acquire these large regional jets or turboprops.

        There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing obligations. Even if we meet all required debt, lease, and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations, and the price of our common stock in many ways, including:

  •
  increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

  •
  limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

  •
  adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

        If we need additional capital and cannot obtain such capital on acceptable terms, or at all, we may be unable to realize our fleet replacement plans or take advantage of unanticipated opportunities

We may be limited from expanding our flying within the Delta, United and Continental flight systems, and there are constraints on our ability to provide airline services to airlines other than Delta, United and Continental.

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

        Delta, United and Continental may be restricted in increasing their business with us, due to "scope" clauses in the current collective bargaining agreements with their pilots that restrict the number and size of regional jets that may be operated in their flight systems not flown by their pilots. Delta's scope limitations restrict its partners from operating aircraft with over 76 seats, even if those aircraft are operated for an airline other than Delta. We cannot assure that these scope clauses will not become more restrictive in the future. Any additional limit on the number of regional jets we can fly for our code-share partners could have a material adverse effect on our expansion plans and the price of our common stock.

        Our business model depends on major airlines, including Delta, United and Continental electing to contract with us instead of operating their own regional jets. Some major airlines, including Delta, American and Alaska, own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta, United or Continental to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

        Additionally, our code-share agreements limit our ability to provide airline services to other airlines in certain major airport hubs of each of Delta and United. Under the SkyWest Airlines Delta Connection Agreement, our growth is contractually restricted in Atlanta, Cincinnati, Orlando and Salt Lake City. Under the ExpressJet Delta Connection Agreement, our growth is restricted in Atlanta, Cincinnati, New York (John F. Kennedy International Airport), Orlando and Salt Lake City. Under the SkyWest Airlines United Express Agreement, growth is restricted in Chicago (O'Hare International Airport), Denver, San Francisco, Seattle/Tacoma and Washington D.C. (Dulles International Airport). Due to the fluctuations in our schedules, which are established primarily by our major partners, there may be times that the number of flights we fly to and from a particular airport may exceed the limitations set forth in one or more of our code-share agreements. The breach of those limitations could constitute a breach of the applicable code-share agreement, which could have a material adverse effect on our operations.

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

        Pursuant to our contract flying arrangements, our major partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 61% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2011, we operated 17 CRJ200s under a pro-rate agreement with United. We also operate one CRJ200 under a pro-rate agreement with Delta. Our operating and financial results with respect to these pro-rate arrangements can be affected by the price and availability of jet fuel and in the event we are unable to pass on increased fuel prices to our pro-rate customers by increasing fares our financial performance would be adversely impacted.

The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

        Prompted by the crash of a Colgan aircraft, which killed 50 people near Buffalo, New York, passengers and governmental authorities have raised questions about pilot qualifications, training and fatigue. The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") was enacted in August of 2010. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

        The Improvement Act also:

  •
  Requires that all airline pilots obtain an Airline Transport Pilot license, which was previously only required for captains.

  •
  Mandates that the FAA set up a new database of pilot records, including records to be provided by airlines and other sources, so that airlines will have access to more information before they hire pilots.

  •
  Requires the FAA to issue new regulations governing the airlines' obligations to submit pilot records and the requirements for airlines to obtain access for information in the database before the database portion of the Improvement Act becomes effective.

  •
  Directs the FAA to rewrite the rules for how long pilots are allowed to work and how much rest they must have before working.

        The implementation of the Improvement Act (and associated regulations) may increase our compliance and FAA reporting obligations, have a negative effect on pilot scheduling, work hours or other aspects of our operations, and negatively impact our operations and financial condition.

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

There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

        Many of our major airline partners have publicly indicated in the past that their committed supply of regional airline capacity is larger than they desire given current market conditions. Specifically, they cite an oversupply of 50-seat regional jets under contractual commitments with regional airlines. Delta in particular has reduced both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts. There are currently more than 300 50-seat aircraft within the Delta Connection system. In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements (See the risk factor titled "Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results" for additional details). This decrease had a negative impact on our regional airline services revenue and profitability.

Declining interest rates could have a negative effect on our financial results.

        Our earnings are affected by changes in interest rates due to the amount of our variable rate long-term debt and the amount of cash and securities we hold. Under our contractual arrangements with our major partners, we are directly reimbursed for interest expense on debt-financed aircraft as a pass-through cost. The reimbursement of the interest expense is recorded as passenger revenue in our consolidated statement of income. Thus, a decline in interest expense associated with contract aircraft would likely be offset by a reduced aircraft ownership cost passed through to our major partners. Interest expense decreased $6.1 million, or 7.1%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income decreased $6.1 million, or 42.7% during the year ended December 31, 2011, compared to the year ended December 31, 2010. Interest income is not a component of our contractual arrangement with our major partners. If interest rates were to decline, our major partners would receive the principal benefit of the interest expense decline, since interest expense is generally passed through to our major partners, however, if declining interest rates reduce our interest income, our financial results will be negatively affected.

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

        The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through 2012, covering losses to employees, passengers, third parties and aircraft. If the U.S. government ceases to provide such insurance beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase insurance coverage, likely with a narrower scope, from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

        While the price of commercial insurance has generally declined since the period immediately after the 2001 terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase the cost of obtaining such coverage, we would be adversely affected.

We could be adversely affected by an outbreak of a disease that affects travel behavior.

        In 2010, there was an outbreak of the H1N1 flu virus which had an adverse impact throughout our network. In 2003, there was an outbreak of Severe Acute Respiratory Syndrome ("SARS"), which had an adverse impact on travel behavior. In addition, in the past there have been concerns about outbreaks or potential outbreaks of other diseases, such as avian flu. Any outbreak of a disease (including a worsening of the outbreak of the H1N1 flu virus) that affects travel behavior could have a material adverse impact on our operating results and financial condition. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather or for any other reason, could have a material adverse impact on our operations.

        We currently operate primarily through hubs in Atlanta, Los Angeles, Houston, Minneapolis, Detroit, San Francisco, Salt Lake City, Chicago, Denver, Cincinnati/Northern Kentucky, Houston, Washington, D.C., Newark, Cleveland and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ExpressJet. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, Newark and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our, operations and financial performance.

We are increasingly dependent on technology, and if our technology fails or we are unable to continue to invest in new technology, our business may be adversely affected.

        We have become increasingly dependent on technology initiatives to reduce costs and to enhance customer service in order to compete in the current business environment. The performance and reliability of our technology are critical to our ability to compete effectively. Technology initiatives will continue to require significant capital investments in order to deliver these expected benefits. If we are unable to make these investments, our business and operations could be negatively affected. In addition, we may face challenges associated with integrating complex technology systems formerly operated by Atlantic Southeast and ExpressJet Delaware. If we are unable to manage these challenges effectively, our business and operations could be negatively affected.

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

        On September 4, 2008, we announced our intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. As of December 31, 2011, we had an investment balance of $28.5 million in Trip, which represents a 20% interest in Trip. On September 29, 2010, we acquired a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"), we had an investment balance of $2.9 million in Air Mekong as of December 31, 2011. Our investments in Trip and Air Mekong are recorded as "Other assets" on our consolidated balance sheet. There is no assurance that either Trip or Air Mekong will ultimately succeed in its respective business plan. In the event that Trip or Air Mekong incurs operating losses or files for bankruptcy, our investment may have little or no value and our financial results and condition would be negatively impacted.

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

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers, including Delta, United, Continental, Alaska, US Airways, Pinnacle and Mesa, the slowing U.S. economy and continuing hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways and Frontier among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between United and Continental in October 2010, Delta and Northwest Airlines, Inc. ("Northwest") in November 2008 and America West Airlines and US Airways in September 2005, as well as the merger of Southwest and AirTran Airways, Inc. ("AirTran") during 2011. We understand that several airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our code-share partners.

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

        The price of aircraft fuel is unpredictable and was volatile during much of 2008 and 2009 and, to a lesser degree, 2010 and 2011. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. Over extended periods, such decreases will likely have an adverse effect on the number of flights we could be scheduled to operate and adversely affect our revenues. Additionally, fuel shortages have been threatened. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

We are subject to significant governmental regulation.

        All interstate air carriers, including SkyWest Airlines and ExpressJet, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2011, we had 50,612,215 shares outstanding. In addition, as of December 31, 2011, we had equity-based incentive plans under which 3,687,086 shares are reserved for issuance and an employee stock purchase plan under which 2,343,031 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2011, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	87	181	50	1,500	530	10.2
CRJ700s	69	73	70	1,600	530	6.7
CRJ900s	11	24	90	1,500	530	4.1
ERJ145s	0	242	50	1,500	530	10.0
Brasilia Turboprops	9	36	30	300	300	14.5

        The following table outlines the expected size and composition of our combined fleet for the periods indicated. The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of each lease and debt financed aircraft will be retired as the debt matures.

	As of December 31,
	2012	2013	2014	2015
Expected fleet size
Total Bombardier Regional Jets	420	407	385	370
Total Embraer Regional Jets	228	209	183	157
Total Brasilia Turboprops	33	20	12	11
Total Combined Fleet	681	636	580	538

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

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2011, SkyWest Airlines operated 45 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

Ground Facilities

        SkyWest, SkyWest Airlines and ExpressJet own or lease the following principal properties:

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

  ExpressJet Facilities

  •
  ExpressJet leases from the City of Atlanta an aircraft hangar complex consisting of 203,170 square-feet of building space. The complex also contains a 15,084 square-foot ground service equipment facility. The 203,170 square-foot building space consists of 113,851 square foot aircraft maintenance hangar, 18,110 square-foot training facility, and 71,209 square feet of renovated office space which is utilized to support various operating divisions and ExpressJet's Operational Control Center. The lease agreement for the aircraft hangar complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  ExpressJet leases a 20,440 square-foot facility at the Hartsfield-Jackson Atlanta International Airport which serves as ExpressJet's corporate headquarters. The lease agreement for this facility has a seven-year term and is scheduled to expire on July 31, 2018.

  •
  ExpressJet leases from Macon-Bibb County Industrial Authority an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,425 square-foot aircraft hangar facility and 41,140 square feet of training and office space. The lease agreement has a sixteen-year term and is scheduled to expire on April 1, 2018. ExpressJet has subleased the hangar complex to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations of the lease under the lease agreement.

  •
  ExpressJet leases from the City of Baton Rouge/Parish of East Baton Rouge an aircraft hangar complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square-feet of office support space. ExpressJet has the right to occupy the Baton Rouge facility rent-free until 2022.

  •
  ExpressJet leases a 35,350 square-foot hangar facility in Columbia, South Carolina. The lease agreement has a five-year term and is scheduled to expire on June 30, 2015.

  •
  ExpressJet leases smaller aircraft line maintenance facilities in Atlanta, Georgia; Chattanooga, Tennessee; Fort Walton Beach, Florida; Denver, Colorado and Memphis, Tennessee.

  •
  ExpressJet leases from the City of Atlanta 34 gates and other premises of the Central Passenger Terminal Complex located on Concourse C and Concourse D at Hartsfield-Jackson Atlanta International Airport. On September 20, 2011 the lease agreement was extended for a seven -year term and is scheduled to expire on September, 20, 2017.

  •
  ExpressJet leases a 91,520 square-foot aircraft maintenance facility in Cleveland, Ohio. The lease agreement is scheduled to expire on January 30, 2015.

  •
  ExpressJet leases a 63,704 square-foot aircraft maintenance facility in Richmond, Virginia. The lease agreement is scheduled to expire on January 30, 2014.

  •
  ExpressJet leases a 151,951 square-foot hangar, and a 29,280 square-foot shop facility in Shreveport, Louisiana. The lease agreement for the hangar facility is scheduled to expire on December 31, 2012 and the lease for the shop facility is on a month to month lease.

  •
  ExpressJet leases a 82,735 square-foot hangar, and a 24,780 square-foot shop facility in Knoxville, Tennessee. The lease agreement for the hangar facility is scheduled to expire on November 30, 2020 and the lease for the shop facility is on a month to month lease.

  •
  ExpressJet leases a 380,773 square-foot hangar and office support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2015.

  •
  ExpressJet leases a 42,000 square foot office facility in Houston, Texas. This facility was previously utilized as its administrative headquarters and System Operational Control Center prior to moving these functions to Atlanta, Georgia. The lease agreement for this facility is scheduled to expire on August 30, 2012.

  •
  ExpressJet leases a 68,034 square-foot facility in Houston, Texas. Approximately 50,000 square-feet of the facility is utilized for production and warehouse space. The remaining 18,034 square-feet of space is vacant and ExpressJet is working to sublease the vacant space. The lease agreement is scheduled to expire on March 31, 2017.

  •
  ExpressJet leases a 57,029 square-foot training center and support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2027.

  •
  ExpressJet leases all of its airport passenger facilities either directly with the airport authorities or in some cases, through arrangements with United/ or Continental, on a net-rental basis.

  •
  ExpressJet owns three buildings in Saltillo, Mexico consisting of approximately 96,000 square-feet of hangar space and 3,000 square-feet of administrative space. These buildings are leased to Saltillo Jet Center S. de R.L. de C.V., a subsidiary of ExpressJet, for use in its aircraft painting business.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2011, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses. As of December 31, 2011, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is therefore not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta.

        After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim. Discovery in that action was not complete at the time of the dismissal. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory rights to voluntarily dismiss their claims in the Superior Court, and filed a new complaint (the "State Court Complaint") in the Georgia State Court of Fulton County (the "State Court"). The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety. Delta also filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements. SkyWest Airlines and

Atlantic Southeast moved for dismissal of Delta's claims in the Superior Court. A hearing on SkyWest Airlines' and Atlantic Southeast's motion was held on April 27, 2011, after which the Superior Court dismissed Delta's complaint in its entirety. Discovery in the lawsuit is ongoing.

        On September 22, 2011, Delta filed a motion for leave to file a counterclaim against SkyWest and Atlantic Southeast. The proposed counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta's proposed counterclaim does not specify an amount of damages, but the proposed counterclaim alleges, on information and belief, that Delta's damages exceed $4.5 million. The State Court has not ruled on Delta's motion for leave to file its proposed counterclaim.

        SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court complaint and will defend against Delta's proposed counterclaim if the court grants Delta leave to file.

ITEM 4.    MINE SAFETY DISCLOSURES

        The disclosure required by this item is not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 10, 2012, there were approximately 923 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2011		2010
Quarter	High	Low	High	Low
First	17.08	15.05	17.28	13.86
Second	16.76	14.39	15.49	12.17
Third	15.49	10.95	14.05	11.48
Fourth	13.67	10.51	16.72	13.73

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2011 and 2010, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2011.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	4,176,673	$19.26	6,030,117

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2011, included in Item 8 of this Report, for additional information regarding these plans.

Issuer Purchases of Equity Securities

        Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2011	257,659	$12.11	257,659	1,690,000
November 1 - November 30, 2011	117,425	11.89	117,425	1,572,575
December 1 - December 31, 2011	—	—	—	—

Total	375,084	$12.04	375,084	1,572,575

(1)
Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management's discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the "Stock Repurchase Plan"). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of December 31, 2011, we had spent approximately $337.6 million to repurchase approximately 18,427,425 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on May 15, 2012.

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

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2011, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
	Base Period Dec06
Company Name / Index		Dec07	Dec08	Dec09	Dec10	Dec11
SkyWest, Inc.	100	105.75	73.83	67.96	63.47	51.76
NASDAQ Composite	100	110.26	65.65	95.19	112.10	110.81
Peer Group	100	66.27	46.75	48.20	58.35	40.91

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange. The members of the Peer Group are: Alaska Air Group, Inc.: Allegiant Travel Co.; AMR Corp/DE; Delta Air Lines, Inc.; Great Lakes Aviation, LTD.; Gulfstream Intl. Group Inc.; Hawaiian Holdings, Inc.; JetBlue Airways, Corp.; Pinnacle Airlines, Corp.; Republic Airways, Holdings Inc.; SkyWest, Inc. Southwest Airlines, Spirit Airlines Inc.; United Continental Holdings, Inc.; and US Airways Group, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2011	2010(2)	2009	2008	2007
Operating revenues	$3,654,923	$2,765,145	$2,613,614	$3,496,249	$3,374,332
Operating income	41,106	201,826	212,195	255,231	344,524
Net income (loss)	(27,335)	96,350	83,658	112,929	159,192
Net income (loss) per common share:
Basic	$(0.52)	$1.73	$1.50	$1.95	$2.54
Diluted	$(0.52)	$1.70	1.47	1.93	2.49
Weighted average shares:
Basic	52,201	55,610	55,854	57,790	62,710
Diluted	52,201	56,526	56,814	58,633	64,044
Total assets	$4,281,908	$4,456,148	$4,310,802	$4,014,291	$3,990,525
Current assets	1,280,464	1,379,203	1,254,099	1,220,668	1,210,139
Current liabilities	624,148	572,278	449,835	386,604	398,219
Long-term debt, net of current maturities	1,606,993	1,738,936	1,816,318	1,681,705	1,732,748
Stockholders' equity	1,334,261	1,420,923	1,352,219	1,275,521	1,246,007
Return (loss) on average equity(1)	(2.0)%	6.9%	6.4%	9.0%	13.1%
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.13	$0.12

(1)
Calculated by dividing net income (loss) by the average of beginning and ending stockholders' equity for the year.

(2)
On November 12, 2010, we completed the ExpressJet Merger for $136.5 million in cash. Our 2010 consolidated operating revenues contain 50 days of additional revenue and expenses generated subsequent to the ExpressJet Merger.

Selected Operating Data

	Year Ended December 31,
	2011		2010		2009		2008		2007
Block hours	2,250,280		1,547,562		1,363,257		1,376,815		1,438,818
Departures	1,390,523		1,001,766		870,761		872,288		904,795
Passengers carried	55,836,271		40,411,089		34,544,772		33,461,819		34,392,755
Revenue passenger miles (000)	29,109,039		20,227,220		17,448,958		17,101,910		17,892,282
Available seat miles (000)	36,698,859		25,503,845		22,142,650		22,020,250		22,968,768
Revenue per available seat mile	10.0	¢	10.8	¢	11.8	¢	15.9	¢	14.7	¢
Cost per available seat mile	10.1	¢	10.4	¢	11.2	¢	15.2	¢	13.7	¢
Average passenger trip length	521		501		505		511		520
Number of operating aircraft at end of year	732		704		449		442		436

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2011, 2010 and 2009. Also discussed is our financial position as of December 31, 2011 and 2010. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2011, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2011, we operated a combined fleet of 732 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	160	—	67	31	10	268
United	96	36	70	—	35	237
Continental	—	206	—	—	—	206
Alaska	—	—	5	—	—	5
US Airways	2	—	—	—	—	2
Maintenance Spare	8	—	—	—	—	8
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4

Total	268	242	142	35	45	732

        For the year ended December 31, 2011, approximately 65.2% of our aggregate capacity was operated under the United Express Agreements and the Continental Express Agreement, approximately 33.6% was operated under the Delta Connection Agreements, approximately 0.9% was operated under the Alaska capacity purchase agreement, approximately 0.1% was operated under the US Airways code-share agreement and approximately 0.2% was operated under a code-share agreement with AirTran.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In addition, during November 2011 SkyWest Airlines entered into a code share agreement with US Airways. As of December 31, 2011, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland and a US Airways carrier in Phoenix.

        On November 17, 2011, Atlantic Southeast and ExpressJet Delaware consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and United since

February 2010. Upon the completion of the ExpressJet Combination on December 31, 2011, ExpressJet operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago (O'Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark and Houston.

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2011, contract flying revenue and pro-rate revenue represented approximately 91% and 9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures. On pro-rate flights, we control scheduling, ticketing, pricing and seat inventories and receive a pro-rated portion of passenger fares. For the year ended December 31, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 61% the ASMs flown by our Brasilia turboprops in the United system were flown under contractual arrangements, with the remaining 39% of the ASMs flown by our Brasilias in the United system were flown under pro-rate arrangements. For the year ended December 31, 2011, approximately 90% of the ASMs flown by our CRJ200s in the United system were flown under contractual arrangements, with the remaining 10% of the ASMs flown under pro-rate arrangements.

Financial Highlights

        We had revenues of $3.7 billion for the year ended December 31, 2011, a 32.2% increase, compared to revenues of $2.8 billion for the year ended December 31, 2010. We had a net loss of $27.3 million, or $0.52 per diluted share, for the year ended December 31, 2011, a decrease of 128.4%, compared to net income of $96.4 million, or $1.70 per diluted share, for the year ended December 31, 2010.

        The significant items affecting our financial performance during the year ended December 31, 2011 are summarized below:

        On November 12, 2010, we completed the ExpressJet Merger, which has substantially affected all aspects of our operations. Among other effects, the ExpressJet Merger added 242 ERJ145 aircraft to our fleet. The completion of the ExpressJet Merger is the most significant factor that affects the comparability of our financial and operating results between the year ended December 31, 2011 and the year ended December 31, 2010.

        The Delta Connection Agreements provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast (now ExpressJet) reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements under those agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the year ended December 31, 2011 were $21.7 million lower than they would have been under the rates that existed prior to the adjustment. We recorded $10.3 million in additional revenue as a result of the finalization of contractual rates during the quarter ended December 31, 2010. Under the terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and ExpressJet for initiatives that directly result in pass-through cost savings. Delta agreed to share such savings with SkyWest Airlines and ExpressJet on an equal basis for a twelve-month period. During the three months ended December 31, 2010, Delta paid, and SkyWest Airlines and Atlantic Southeast recognized, approximately $6.9 million in cost savings revenue. We did not receive similar payments during the year ended December 31, 2011.

        During the year ended December 31, 2011, under our SkyWest Airlines and ExpressJet United Express Agreements we incurred $77.6 million of CRJ200 engine maintenance expense, compared to $75.7 million during the year ended December 31, 2010. We anticipate that the number of scheduled engine maintenance events we experienced during each quarter of the year ended December 31, 2011 will likely continue through the middle of 2012, after which we expect a reduction in the number of scheduled engine maintenance events.

        Other expense, net, increased $14.0 million, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was due, in large part, to our recognition of the portion of the losses incurred by Trip and Air Mekong under the equity method of accounting.

        Under our ExpressJet Delta Connection Agreement and our SkyWest Airlines and ExpressJet United Express Agreements, we are paid incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the year ended December 31, 2011 were $18.9 million lower than our passenger revenues for the year ended December 31, 2010, due primarily to our receipt of lower incentive payments from Delta and United under those agreements based on our performance relative to the targets.

        In connection with the preparation of our 2010 tax return, our management identified an adjustment to the ExpressJet acquisition accounting that resulted in an increase to the acquired deferred tax liabilities of $5.7 million. The adjustment is reflected on our consolidated statement of operations for the year ended December 31, 2011 under the caption "Purchase accounting gain (adjustment)."

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2011, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the lower of the prior period's approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

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

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while ExpressJet's aircraft flying for Delta are primarily debt-financed on a long-term basis and the majority of ExpressJet's aircraft are leased from Continental for a nominal amount. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets.

Impairment of Long-Lived Assets

        As of December 31, 2011, we had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2011, we had approximately $19.5 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2011, we had recorded $14.2 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, we evaluate whether the book value of our aircraft is impaired. Based on the results of the evaluations, our management concluded no impairment was necessary as of December 31, 2011. However, there is inherent risk in estimating the future cash flows used in the impairment test. If cash flows do not materialize as estimated, there is a risk the impairment charges recognized to date may be inaccurate, or further impairment charges may be necessary in the future.

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

Level 1—	Quoted prices in active markets for identical assets or liabilities.
Level 2—
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
Level 3—
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

        We have valued non-auction rate marketable securities using quoted prices in active markets for identical assets or liabilities. If a quoted price is not available, we utilize broker quotes in a non-active market for valuation of these securities. For auction-rate security instruments, quoted prices in active markets are no longer available. As a result, we have estimated the fair values of these securities utilizing a discounted cash flow model.

Results of Operations

Our Business Segments

        For the year ended December 31, 2011, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware's existence as a separate entity. On November 12, 2010, we completed the ExpressJet Merger. Our 2010 operating revenues, airline expenses and segment profit contain 50 days of ExpressJet Delaware operating results. Therefore, the 2010 amounts represent Atlantic Southeast's results and 50 days of ExpressJet Delaware's operating results.

	2011	2010	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$2,002,830	$1,904,472	$98,358	5.2%
ExpressJet Operating Revenues	1,640,837	855,095	785,742	91.9%
Other Operating Revenues	11,256	5,578	5,678	101.8%

Total Operating Revenues	$3,654,923	$2,765,145	$889,778	32.2%
Airline Expenses:
SkyWest Airlines Expense	$1,944,816	$1,813,406	$131,410	7.2%
ExpressJet Expense	1,739,623	832,043	907,580	109.1%
Other Airline Expense	9,762	4,387	5,375	122.5%

Total Airline Expense(1)	$3,694,201	$2,649,836	$1,044,365	39.4%
Segment profit (loss):
SkyWest Airlines segment profit	$58,014	$91,066	$(33,052)	(36.3)%
ExpressJet segment profit (loss)	(98,786)	23,052	(121,838)	(528.5)%
Other profit	1,494	1,191	303	25.4%

Total Segment profit	$(39,278)	$115,309	$(154,587)	(134.1)%
Interest Income	8,236	14,376	(6,140)	(42.7)%
Purchase accounting gain (adjustment)	(5,711)	15,586	(21,297)	(136.6)%
Other	(13,417)	630	(14,047)	(2229.7)%

Consolidated Income (Loss) before taxes	$(50,170)	$145,901	$(196,071)	(134.4)%

(1)
Total Airline Expense includes operating expense and interest expense

2011 Compared to 2010

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2011		2010		% Change
Revenue passenger miles (000)	29,109,039		20,227,220		43.9%
Available seat miles ("ASMs") (000)	36,698,859		25,503,845		43.9%
Block hours	2,250,280		1,547,562		45.4%
Departures	1,390,523		1,001,766		38.8%
Passengers carried	55,836,271		40,411,089		38.2%
Passenger load factor	79.3%		79.3%		0.0 pts
Revenue per available seat mile	10.0	¢	10.8	¢	(7.4)%
Cost per available seat mile	10.1	¢	10.4	¢	(2.9)%
Fuel cost per available seat mile	1.6	¢	1.3	¢	23.1%
Average passenger trip length (miles)	521		501		4.0%

        Revenues.    Operating revenues increased $889.8 million, or 32.2%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Passenger revenues	$3,584,777	$2,724,276	$860,501	31.6%
Less: Fuel reimbursement from major partners	492,674	258,523	234,151	90.6%
Less: Engine overhaul reimbursement from major partners	173,072	106,241	66,831	62.9%

Passenger revenue excluding fuel and engine overhauls reimbursements	$2,919,031	$2,359,512	$559,519	23.7%

        Passenger revenues.    Passenger revenues increased $860.5 million, or 31.6%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in passenger revenues was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $559.5 million, or 23.7%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 45.4% during the year ended December 31, 2011, compared to the year ended December 31, 2010. The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences between the Continental Express Agreement and our other code-share agreements. Under the Continental Express Agreement, Continental pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursements recognized as revenue on costs paid directly by Continental. Under our other code-share agreements, the majority of those costs are paid by SkyWest and ExpressJet and the reimbursements received from their major partners are included in revenue. As such we do not expect the ExpressJet operations to increase revenue at the same rate as the projected increase in block hours.

        In addition, the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the year ended December 31, 2011 were approximately $21.7 million lower than they would have been under the rates that existed prior to the adjustment. Additionally, SkyWest Airlines and Atlantic Southeast finalized certain contractual rates from September 8, 2008 through December 31, 2010 with Delta. As a result, we recorded $10.3 million in additional revenue as a result of the finalization of contractual rates during the quarter ended December 31, 2010. Under the terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and ExpressJet for initiatives that directly result in pass through cost savings. Delta agreed to share such savings with SkyWest Airlines and ExpressJet on an equal basis for a twelve-month period. During the three months ended December 31, 2010, Delta paid, and SkyWest Airlines and Atlantic Southeast recognized, approximately $6.9 million in cost savings revenue. We did not receive similar payments during the year ended December 31, 2011. In addition, under our ExpressJet Delta Connection Agreement and our SkyWest Airlines and ExpressJet United Express Agreements we are paid an incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the year ended December 31, 2011 were $18.9 million lower compared to the year ended December 31, 2010, due primarily to our receipt of lower incentive payments.

        Ground handling and other.    Total ground handling and other revenues increased $29.3 million, or 71.6%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of operations under the heading "Passenger revenues" and revenue attributed to handling third party aircraft is reflected in our consolidated statements of operations under the heading "Ground handling and other." The increase in ground handling and other revenues was primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines. During the year ended December 31, 2010, we obtained leases for four CRJ900s and subleased those aircraft to Air Mekong.

        Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. ASMs reflect both the number of aircraft in an airline's fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation of the following information on a cost per ASM basis is to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
					2011 Cents Per ASM	2010 Cents Per ASM
	Amount	Amount	Amount	Percent
Aircraft fuel	$592,871	$340,074	$252,797	74.3%	1.6	1.3
Salaries, wages and benefits	1,155,051	764,933	390,118	51.0%	3.1	3.0
Aircraft maintenance, materials and repairs	712,926	487,466	225,460	46.3%	1.9	1.9
Aircraft rentals	346,526	311,909	34,617	11.1%	0.9	1.2
Depreciation and amortization	254,182	236,499	17,683	7.5%	0.7	0.9
Station rentals and landing fees	174,838	129,537	45,301	35.0%	0.5	0.5
Ground handling services	131,462	110,649	20,813	18.8%	0.4	0.4
Acquisition related costs	5,770	8,815	(3,045)	(34.5)	0.1	0.1
Other	240,192	173,437	66,755	38.5%	0.7	0.7

Total operating expenses	3,613,818	2,563,319	1,050,499	41.0%	9.9	10.0
Interest	80,383	86,517	(6,134)	(7.1)%	0.2	0.4

Total airline expenses	$3,694,201	$2,649,836	1,044,365	39.4%	10.1	10.4

        Fuel.    Fuel costs increased $252.8 million, or 74.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The average cost per gallon of fuel increased to $3.48 per gallon during the year ended December 31, 2011, from $2.74 during the year ended December 31, 2010. The amount fuel costs incurred under our revenue-sharing arrangements increased $18.7 million during the year ended December 31, 2011, compared to the year ended December 31, 2010. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2011	2010	% Change
Fuel gallons purchased	170,332	124,094	37.3%
Average price per gallon	$3.48	$2.74	27.0%
Fuel expense	$592,871	$340,074	74.3%

        Salaries, wages and benefits.    Salaries, wages and benefits increased $390.1 million, or 51.0%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The average number of full-time equivalent employees increased 37.8% to 18,418 for the year ended December 31, 2011, from 13,363 for the year ended December 31, 2010, due primarily to the expansion of our operations following the completion of the ExpressJet Merger.

        Aircraft maintenance, materials and repairs.    Aircraft maintenance, materials and repair costs increased $225.5 million, or 46.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$712,926	$487,466	$225,460	46.3%
Less: Engine overhaul reimbursed from major partners	173,072	106,241	66,831	62.9%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	77,582	75,706	1,876	2.5%

Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$462,272	$305,519	$156,753	51.3%

        Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $156.8 million, or 51.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in maintenance expense, excluding engine overhaul costs, was principally due to the expansion of our operations following the completion of the ExpressJet Merger, higher than expected maintenance costs on scheduled events due to our aging fleet and replacement of aircraft parts and repairs in advance of our schedule.

        We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the year ended December 31, 2011, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements increased $1.9 million compared to the year ended December 31, 2010. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2011 will likely continue through the middle of 2012, after which we expect a reduction in the number of scheduled engine maintenance events.

        Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statements of operations.

        Aircraft rentals.    Aircraft rental expense increased $34.6 million, or 11.1%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase was primarily due expansion of our operations following the completion of the ExpressJet Merger. Approximately, $28.8 million of the additional aircraft rental expense was attributable to aircraft operated under the ExpressJet United Express Agreement.

        Depreciation and amortization.    Depreciation and amortization expense increased $17.7 million, or 7.5%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in depreciation expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

        Station rentals and landing fees.    Station rentals and landing fees expense increased $45.3 million, or 35.0%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in station rentals and landing fees expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Without the expansion of the ExpressJet Delaware operations, station rentals and landing fees would have decreased, primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

        Ground handling service.    Ground handling service expense increased $20.8 million, or 18.8%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in ground handling service expense was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

        Acquisition-related costs.    During the year ended December 31, 2011, we incurred $5.8 million of direct severance, legal and advisor fees associated with the ExpressJet Merger and integration related costs, including advisory fees to assist Atlantic Southeast and ExpressJet in their efforts to operate under a single operating certificate.

        Other expenses.    Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $66.8 million, or 38.5%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in other expenses was primarily due to the expansion of our operations following the completion of the ExpressJet Merger.

        Interest.    Interest expense decreased $6.1 million, or 7.1%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in interest expense was primarily due to a decrease in long term debt. At December 31, 2011, we had $1,815.4 million of long term debt, compared to $1,898.0 million of debt as of December 31, 2010.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $1,044.4 million, or 39.4%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Total airline expense	$3,694,201	$2,649,836	$1,044,365	39.4%
Less: Fuel expense	592,871	340,074	252,797	74.3%
Less: Engine overhaul reimbursement from major partners	173,072	106,241	66,831	62.9%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	77,582	75,706	1,876	2.5%

Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,850,676	$2,127,815	$722,861	34.0%

        Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $722.9 million, or 34.0%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was more than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due primarily to the factors described above.

        Interest Income.    Interest income decreased $6.1 million, or 42.7%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in interest income was due primarily to the retirement of a secured term loan that United repaid on August 11, 2010, which had an interest rate of 11%.

        Other, net.    Other expenses, net increased $14.0 million during the year ended December 31, 2011, compared to the year ended December 31, 2010. Other expense primarily consist of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase in other expense was due primarily to our recognition of our portion of the losses incurred by Trip and Air Mekong.

        Purchase Accounting Gain (Adjustment).    In connection with our preparation of the 2010 tax return, our management identified an adjustment to the ExpressJet acquisition accounting that resulted in an increase to the acquired deferred tax liabilities of $5.7 million. The adjustment is reflected on our consolidated statement of operations for the year ended December 31, 2011 under the caption "Purchase accounting gain (adjustment)."

        Net Income (loss).    Primarily due to factors described above, we incurred a net loss of $27.3 million, or $0.52 per diluted share, for the year ended December 31, 2011, compared to net income of $96.4 million, or $1.70 per diluted share, for the year ended December 31, 2010.

2010 Compared to 2009

        For the year ended December 31, 2010, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet. On November 12, 2010, we completed the ExpressJet Merger. Our 2010 operating revenues, airline expenses and segment profit contain 50 days of ExpressJet Delaware's operating results. Therefore, the 2010 ExpressJet amounts represent

Atlantic Southeast's operating results and 50 days of ExpressJet Delaware operating results. The 2009 amounts are the operating results of Atlantic Southeast only (dollar amounts in thousands).

	2010	2009	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$1,904,472	$1,731,346	$173,126	10.0%
ExpressJet Operating Revenues	855,095	880,846	(25,751)	(2.9)%
Other Operating Revenues	5,578	1,422	4,156	292.3%

Total Operating Revenues	$2,765,145	$2,613,614	$151,531	5.8%
Airline Expenses:
SkyWest Airlines Expense	$1,813,406	$1,637,040	$176,366	10.8%
ExpressJet Expense	832,043	849,923	(17,880)	(2.1)%
Other Airline Expense	4,387	786	3,601	(458.1)%

Total Airline Expense	$2,649,836	$2,487,749	$162,087	6.5%
Segment profit:
SkyWest Airlines segment profit	$91,066	$94,306	$(3,240)	(3.4)%
ExpressJet segment profit	23,052	30,923	(7,871)	(25.5)%
Other profit	1,191	636	555	87.3%

Total Segment profit	$115,309	$125,865	$(10,556)	(8.4)%
Interest Income	14,376	11,121	3,255	29.3%
Purchase accounting gain	15,586	—	15,586	N/M
Impairment on marketable securities	—	(7,115)	7,115	(100.0)%
Other	630	1,862	(1,232)	(66.2)%

Consolidated Income (Loss) before taxes	$145,901	$131,733	$14,168	10.8%

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

        Revenues.    Operating revenues increased $151.5 million, or 5.8%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2010	2009	$ Change	% Change
Passenger revenues	$2,724,276	$2,582,238	$142,038	5.5%
Less: Fuel reimbursement from major partners	258,523	360,309	(101,786)	(28.2)%
Less: Engine overhaul reimbursement from major partners	106,241	112,556	(6,315)	(5.6)%

Passenger revenue excluding fuel and engine overhauls reimbursements	$2,359,512	$2,109,373	$250,139	11.9%

        Passenger revenues.    Passenger revenues increased $142.0 million, or 5.5%, during the year ended December, 31 2010, compared to the year ended December 31, 2009. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $250.1 million, or 11.9%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to four factors. First, Atlantic Southeast experienced an abnormally high number of flight cancellations, primarily due to weather problems in its Atlanta hub, during the year ended December 31, 2009. Additionally, on March 31, 2009, as a result of an internal audit, Atlantic Southeast grounded 60 CRJ200 aircraft in order to perform engine safety inspections in accordance with the manufacturer's recommendations. Consequently, Atlantic Southeast cancelled approximately 750 more flights than normal as a result of the severe weather and the aircraft grounding during the three months ended March 31, 2009.Those cancelations contributed to an increase in passenger revenue of approximately $7.6 million for the year ended December 31, 2010, compared to the year ended December 31, 2009. Second, our block hour production increased 13.5% during the year end December 31, 2010, compared to the year ended December 31, 2009.The increase in block hours was primarily due to SkyWest Airlines taking incremental delivery of 18 CRJ 700s subsequent to April 1, 2009, and the completion of the ExpressJet Merger on November 12, 2010. Third, during the three months ended December 31, 2010, SkyWest Airlines and Atlantic Southeast finalized certain contractual rates from September 8, 2008 through December 31, 2010 with Delta. As a result, we recorded $10.3 million in additional revenue as a result of the finalization of contractual rates during the quarter ended December 31, 2010. Fourth, under the terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and Atlantic Southeast (now ExpressJet) for initiatives that directly result in pass through cost savings. Delta agreed to share such savings with SkyWest Airlines and Atlantic Southeast (now ExpressJet) on an equal basis for a twelve-month period. During the three months ended December 31, 2010, Delta paid, and SkyWest Airlines and Atlantic Southeast recognized, approximately $6.9 million in cost savings revenue.

        Ground handling and other.    Total ground handling and other revenues increased $9.5 million, or 30.3%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily related to aircraft rental revenue to other airlines. During the year ended December 31, 2010, we obtained leases for four CRJ900s and subleased the aircraft to Air Mekong. In addition, ExpressJet Delaware had approximately $4.3 million in ground handling and other revenue during 2010.

        Expenses.    Individual expense components are also expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline's passenger capacity. ASMs reflect both the number of aircraft in an airline's fleet and the seat capacity for the aircraft in the fleet. As the size of our fleet is the underlying driver of our operating costs, the primary basis for our presentation of the following information on a cost per ASM basis is to discuss significant changes in our costs not proportionate to the relative changes in our fleet size (dollar amounts in thousands).

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

        Fuel.    Fuel costs decreased $50.7 million, or13.0%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The average cost per gallon of fuel increased to $2.74 per gallon during the year ended December 31, 2010, from $1.87 during the year ended December 31, 2009. The increase in the average cost per gallon was offset by Delta purchasing the majority of the fuel for our Delta Connection aircraft, commencing on June 1, 2009. United also purchased fuel directly from a fuel vendor for our United Express aircraft under contract flying operated out of Chicago, San Francisco, Los Angeles and Denver. Continental also purchases the majority of the fuel under the Continental CPA. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2010	2009	% Change
Fuel gallons purchased	124,094	209,254	(40.7)%
Average price per gallon	$2.74	$1.87	46.5%
Fuel expense	$340,074	$390,739	(13.0)%

        Salaries, wages and benefits.    Salaries, wages and employee benefits increased $66.6 million, or 9.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase was primarily related to the completion of the ExpressJet Merger on November 12, 2010 and the related increase in production. The average number of full-time equivalent employees increased 5.7% to 13,363 for the year ended December 31, 2010, from 12,642 for the year ended December 31, 2009, due primarily to the completion of the ExpressJet Merger.

        Aircraft maintenance, materials and repairs.    Aircraft maintenance, materials and repair costs increased $51.4 million, or 11.8%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

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

        Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue in our consolidated statements of operations at a fixed hourly rate for mature engine maintenance on regional jet engines and we recognize engine maintenance expense on our CRJ200 regional jet engines in our consolidated statement of income on an as-incurred basis as maintenance expense. During the year ended December 31, 2010, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements and our code-share agreement with AirTran increased $41.5 million compared to the year ended December 31, 2009. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate that the average number of scheduled engine maintenance events experienced during the years ended December 31, 2010 and December 31, 2011 will likely continue through the middle of 2012, after which we expect a reduction in the number of scheduled engine maintenance events.

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

        Station rentals and landing fees.    Station rentals and landing fees expense increased $13.2 million, or 11.4%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in station rentals and landing fees expense was primarily due to the acquisition of ExpressJet Delaware on November 12, 2010 and related additional station rental expense.

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

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $162.1 million, or 6.5%, during the year ended December 31, 2010, compared to the year ended December 31, 2009. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

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

        Purchase Accounting Gain.    On November 12, 2010, we completed the ExpressJet Merger. As a result of the ExpressJet Merger, we recorded a purchase accounting gain of $15.6 million on our consolidated statements of operations for the year ended December 31, 2010. This amount represents the difference between the consideration paid and the estimated net fair value of the tangible and intangible assets acquired and liabilities assumed. The estimated net fair value of the assets and liabilities acquired was more than the purchase price.

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

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2011 and 2010, and our total cash and marketable securities position as of December 31, 2011 and December 31, 2010 (in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Net cash provided by operating activities	$162,126	$347,089	$(184,963)	(53.3)%
Net cash used in investing activities	(11,553)	(177,376)	165,823	93.5%
Net cash used in financing activities	(133,385)	(133,789)	404	(0.3)%

	December 31, 2011	December 31, 2010	$ Change	% Change
Cash and cash equivalents	$129,526	$112,338	$17,188	15.3%
Restricted cash	19,434	21,775	(2,341)	(10.8)%
Marketable securities	497,552	670,739	(173,187)	(25.8)%

Total	$646,512	$804,852	$(158,340)	(19.7)%

Cash Flows from Operating Activities.

        Net cash provided by operating activities decreased $185.0 million or 53.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease was primarily due to the pre-tax loss we incurred during the year ended December 31, 2011, compared to the pre-tax income we realized during the year ended December 31, 2010. During the year ended December 31, 2011, we had a pre-tax loss of $50.2 million, compared to pre-tax income of $145.9 million for the year ended December 31, 2010.

Cash Flows from Investing Activities.

        Net cash used in investing activities decreased $165.8 million or 93.5%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. During the year ended

December 31, 2011, net sales of marketable securities increased $199.6 million, as compared to the year ended December 31, 2010. Our aircraft and rotable spare parts purchased increased $17.5 million during the year ended December 31, 2011, as compared to the year ended December 31, 2010.

Cash Flows from Financing Activities.

        Net cash used in financing activities decreased $0.4 million or 0.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010.

Liquidity and Capital Resources

        We believe that in the absence of unusual circumstances, the working capital currently available to us and our cash flows from operations will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

        At December 31, 2011, our total capital mix was 45.4% equity and 54.6% long-term debt, compared to 45.0% equity and 55.0% long-term debt at December 31, 2010.

        As of December 31, 2011 and 2010, SkyWest Airlines had a $25 million line of credit. As of December 31, 2011 and 2010, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2012 and has a fixed interest rate of 3.79%.

        As of December 31, 2011, we had $66.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2011 and 2010, we classified $19.4 million and $21.8 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease payments for aircraft and facility obligations	$2,562,268	$392,165	$369,002	$348,323	$305,828	$239,698	$907,252
Interest commitments(A)	511,788	77,611	70,714	64,374	57,701	50,695	190,693
Principal maturities on long-term debt	1,815,391	208,398	162,978	168,984	176,180	181,622	917,229

Total commitments and obligations	$4,889,447	$678,174	$602,694	$581,681	$539,709	$472,015	$2,015,174

(A)
At December 31, 2011, we had variable rate notes representing 33.0% of our total long-term debt. Interest commitments will change based on the actual variable interest.

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

        At present, we intend to fund our acquisition of any additional aircraft through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2011, we had 556 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.6 billion at December 31, 2011. Assuming a 5.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $2.0 billion at December 31, 2011.

Long-term Debt Obligations

        As of December 31, 2011, we had $1.8 billion of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at December 31, 2011.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the obligations of ExpressJet under the ExpressJet Delta Connection Agreement and SkyWest and ExpressJet have guaranteed the obligations of ExpressJet under the Continental CPA.

New Accounting Standards

Fair Value Measurement and Disclosure Requirements

        In May 2011, the Financial Accounting Standards Board (the "FASB") issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective prospectively for fiscal years beginning after December 15, 2011. We do not anticipate that our adoption of this standard will have a material impact on our consolidated financial statements.

Presentation of Comprehensive Income

        In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income. It is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. We intend to adopt this standard for the quarter ending March 31, 2012. We do not anticipate that the adoption of this standard will have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United and Continental have agreed to bear the economic risk of fuel price fluctuations on our contracted United Express and Continental Express flights. On our Delta Connection regional jet flights, Delta has agreed to bear the economic risk of fuel price fluctuations. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2011, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements while, approximately 61% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2011, we operated 17 CRJ200s for United under a pro-rate agreement. The average price per gallon of aircraft fuel increased 27.0% to $3.48 for the year ended December 31, 2011, from $2.74 for the year ended December 31, 2010. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $25.0 million in fuel expense for the year ended December 31, 2011.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2011, we had variable rate notes representing 33.0% of our total long-term debt compared to 36.0% of our long-term debt at December 31, 2010. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $7.1 million in interest expense and received $6.4 million in additional interest income for the year ended December 31, 2011, and we would have incurred an additional $7.2 million in interest expense and received $7.7 million in additional interest income for the year ended December 31, 2010. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of income. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of income.

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United, Continental or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft rental rates.

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. Due primarily to instability in credit markets over the past three years, we sold a portion of these investments. As of December 31, 2011, we had investments valued at a total of $3.8 million which were classified as Other assets on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 8 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2011	December 31, 2010
CURRENT ASSETS:
Cash and cash equivalents	$129,526	$112,338
Marketable securities	497,552	670,739
Restricted cash	19,434	21,775
Income tax receivable	1,568	3,356
Receivables, net	130,510	119,845
Inventories, net	115,211	106,572
Prepaid aircraft rents	285,737	256,168
Deferred tax assets	69,519	56,102
Other current assets	31,407	32,308

Total current assets	1,280,464	1,379,203

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,973,027	3,836,550
Deposits on aircraft	—	400
Buildings and ground equipment	291,294	278,665

	4,264,321	4,115,615
Less-accumulated depreciation and amortization	(1,380,846)	(1,172,796)

Total property and equipment, net	2,883,475	2,942,819

OTHER ASSETS
Intangible assets, net	19,497	21,747
Other assets	98,472	112,379

Total other assets	117,969	134,126

Total assets	4,281,908	4,456,148

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2011	December 31, 2010
CURRENT LIABILITIES:
Current maturities of long-term debt	$208,398	$159,039
Accounts payable	220,784	216,128
Accrued salaries, wages and benefits	112,987	112,728
Accrued aircraft rents	22,285	16,780
Taxes other than income taxes	21,186	25,146
Other current liabilities	38,508	42,457

Total current liabilities	624,148	572,278

OTHER LONG TERM LIABILITIES	50,194	46,325

LONG TERM DEBT, net of current maturities	1,606,993	1,738,936

DEFERRED INCOME TAXES PAYABLE	567,874	569,847

DEFERRED AIRCRAFT CREDITS	98,438	107,839

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 75,833,696 and 75,244,553 shares issued, respectively	598,985	589,610
Retained earnings	1,104,144	1,139,739
Treasury stock, at cost, 25,221,481 and 21,071,582 shares, respectively	(370,309)	(309,628)
Accumulated other comprehensive income (Note 1)	1,441	1,202

Total stockholders' equity	1,334,261	1,420,923

Total liabilities and stockholders' equity	4,281,908	4,456,148

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
OPERATING REVENUES:
Passenger	$3,584,777	$2,724,276	$2,582,238
Ground handling and other	70,146	40,869	31,376

Total operating revenues	3,654,923	2,765,145	2,613,614

OPERATING EXPENSES:
Salaries, wages and benefits	1,155,051	764,933	698,326
Aircraft maintenance, materials and repairs	712,926	487,466	436,039
Aircraft fuel	592,871	340,074	390,739
Aircraft rentals	346,526	311,909	300,773
Depreciation and amortization	254,182	236,499	221,548
Station rentals and landing fees	174,838	129,537	116,312
Ground handling services	131,462	110,649	95,805
Acquisition related costs	5,770	8,815	—
Other, net	240,192	173,437	141,877

Total operating expenses	3,613,818	2,563,319	2,401,419

OPERATING INCOME	41,105	201,826	212,195

OTHER INCOME (EXPENSE):
Interest income	8,236	14,376	11,121
Interest expense	(80,383)	(86,517)	(86,330)
Impairment on marketable securities	—	—	(7,115)
Purchase accounting gain (adjustment)	(5,711)	15,586	—
Other, net	(13,417)	630	1,862

Total other expense, net	(91,275)	(55,925)	(80,462)
INCOME (LOSS) BEFORE INCOME TAXES	(50,170)	145,901	131,733
PROVISION (BENEFIT) FOR INCOME TAXES	(22,835)	49,551	48,075

NET INCOME (LOSS)	(27,335)	$96,350	$83,658

BASIC EARNINGS (LOSS) PER SHARE	$(0.52)	$1.73	$1.50

DILUTED EARNINGS (LOSS) PER SHARE	$(0.52)	$1.70	$1.47

Weighted average common shares:
Basic	52,201	55,610	55,854
Diluted	52,201	56,526	56,814

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2008	73,520	$562,395	$977,736	(17,151)	$(261,174)	$(3,436)	$1,275,521
Comprehensive income:
Net income	—	—	83,658	—	—	—	83,658
Proportionate share of other companies foreign currency translation adjustment, net of tax $596	—	—	—	—	—	972	972
Net unrealized appreciation on marketable securities net of tax of $2,158	—	—	—	—	—	3,774	3,774

Total comprehensive income							88,404
Exercise of common stock options and issuance of restricted stock	271	215	—	—	—	—	215
Sale of common stock under employee stock purchase plan	836	8,572	—	—	—	—	8,572
Stock based compensation expense related to the issuance of stock options	—	7,944	—	—	—	—	7,944
Tax deficiency from exercise of common stock options	—	(973)	—	—	—	—	(973)
Treasury stock purchases	—	—	—	(1,867)	(18,445)	—	(18,445)
Cash dividends declared ($0.16 per share)	—	—	(9,019)	—	—	—	(9,019)

Balance at December 31, 2009	74,627	$578,153	$1,052,375	(19,018)	$(279,619)	$1,310	$1,352,219
Comprehensive income:
Net income	—	—	96,350	—	—	—	96,350
Proportionate share of other companies foreign currency translation adjustment, net of tax $390	—	—	—	—	—	637	637
Net unrealized depreciation on marketable securities net of tax of $457	—	—	—	—	—	(745)	(745)

Total comprehensive income	—	—	—	—	—	—	96,242
Exercise of common stock options and issuance of restricted stock	261	83	—	—	—	—	83
Sale of common stock under employee stock purchase plan	357	4,824	—	—	—	—	4,824
Stock based compensation expense related to the issuance of stock options	—	6,428	—	—	—	—	6,428
Tax benefit from exercise of common stock options	—	122	—	—	—	—	122
Treasury stock purchases	—	—	—	(2,054)	(30,009)	—	(30,009)
Cash dividends declared ($0.16 per share)	—	—	(8,986)	—	—	—	(8,986)

Balance at December 31, 2010	75,245	589,610	1,139,739	(21,072)	(309,628)	1,202	1,420,923

Comprehensive loss:
Net loss	—	—	(27,335)	—	—	—	(27,335)
Proportionate share of other companies foreign currency translation adjustment, net of tax $180	—	—	—	—	—	(295)	(295)
Net unrealized appreciation on marketable securities, net of tax of $327	—	—	—	—	—	534	534

Total comprehensive loss	—	—	—	—	—	—	(27,096)
Exercise of common stock options and issuance of restricted stock	289	70	—	—	—	—	70
Sale of common stock under employee stock purchase plan	300	4,372	—	—	—	—	4,372
Stock based compensation expense related to the issuance of stock options	—	5,365	—	—	—	—	5,365
Tax deficiency from exercise of common stock options	—	(432)	—	—	—	—	(432)
Treasury stock purchases	—	—	—	(4,149)	(60,681)	—	(60,681)
Cash dividends declared ($0.16 per share)	—	—	(8,260)	—	—	—	(8,260)

Balance at December 31, 2011	75,834	598,985	1,104,144	(25,221)	(370,309)	1,441	1,334,261

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,335)	$96,350	$83,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,182	236,499	221,548
Stock based compensation expense	5,365	6,428	7,944
Gain on sale of property and equipment	(29)	(16)	(77)
Undistributed losses (earnings) of other companies	13,273	(635)	(1,785)
Capitalized brasilia engine overhauls	(17,792)	(19,050)	(26,635)
Purchase accounting gain (adjustment)	5,711	(15,586)	—
Impairment on marketable securities	—	—	7,115
Net increase (decrease) in deferred income taxes	(21,537)	58,525	59,350
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	2,341	4,971	(2)
Decrease (increase) in receivables	(10,665)	2,818	(56,444)
Decrease in income tax receivable	1,788	9,746	2,260
Decrease (increase) in inventories	(8,639)	(2,071)	14,507
Decrease (increase) in other current assets and prepaid aircraft rents	(28,668)	(19,532)	10,608
Decrease in deferred aircraft credits	(8,586)	(8,756)	(3,658)
Increase in accounts payable and accrued aircraft rents	10,161	6,289	46,908
Decrease in other current liabilities	(7,444)	(8,891)	(2,432)

NET CASH PROVIDED BY OPERATING ACTIVITIES	162,126	347,089	362,865

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(683,396)	(1,073,479)	(854,715)
Sales of marketable securities	857,031	1,047,553	772,616
Issuance of United Air Lines note receivable	—	—	(80,000)
Purchase of ExpressJet, net of cash acquired	—	(54,018)	—
Payments received on note receivable from United Air Lines	—	79,333	667
Proceeds from the sale of property and equipment	193	147	18,662
Acquisition of property and equipment:
Aircraft and rotable spare parts	(158,942)	(141,474)	(392,393)
Deposits on aircraft	(13,500)	(400)	—
Buildings and ground equipment	(13,756)	(9,391)	(2,556)
Decrease (increase) in other assets	817	(25,647)	(25,458)

NET CASH USED IN INVESTING ACTIVITIES	(11,553)	(177,376)	(563,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	76,454	81,698	300,716
Principal payments on long-term debt	(159,038)	(185,632)	(147,315)
Return of deposits on aircraft and rotable spare parts	13,900	4,247	16,143
Net proceeds from issuance of common stock	4,446	4,907	8,787
Purchase of treasury stock	(60,681)	(30,009)	(18,445)
Payment of cash dividends	(8,466)	(9,000)	(9,052)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(133,385)	(133,789)	150,834

Increase (decrease) in cash and cash equivalents	17,188	35,924	(49,478)
Cash and cash equivalents at beginning of year	112,338	76,414	125,892

CASH AND CASH EQUIVALENTS AT END OF YEAR	129,526	112,338	$76,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of capitalized amounts	$81,187	$85,931	$90,572
Income taxes	$(2,198)	$(16,895)	$2,896

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and ExpressJet Airlines, Inc. ("ExpressJet," which consists of the combined operations formerly conducted by Atlantic Southeast Airlines, Inc. ("Atlantic Southeast") and ExpressJet Airlines, Inc. ("ExpressJet Delaware") prior to the merger of ExpressJet Delaware with and into Atlantic Southeast on December 31, 2011 (the "ExpressJet Combination")) operates the largest regional airline in the United States. As of December 31, 2011, SkyWest and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2011, the Company had a combined fleet of 732 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	160	—	67	31	10	268
United	96	36	70	—	35	237
Continental	—	206	—	—	—	206
Alaska	—	—	5	—	—	5
US Airways	2	—	—	—	—	2
Maintenance Spare	8	—	—	—	—	8
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4

Total	268	242	142	35	45	732

        For the year ended December 31, 2011, approximately 65.2% of the Company's aggregate capacity was operated under the United Express Agreements and Continental Express Agreement, approximately 33.6% was operated under the Delta Connection Agreements, approximately 0.9% was operated under the Alaska Capacity Purchase Agreement, approximately 0.1% was operated under the US Airways Express Agreement and approximately 0.2% was operated under a code-share agreement with AirTran Airways, Inc. ("AirTran").

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In addition during November 2011, SkyWest Airlines entered into a code-share agreement with US Airways. As of December 31, 2011, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland and an US Airways carrier in Phoenix.

        On November 17, 2011, Atlantic Southeast and ExpressJet Delaware completed their work with the Federal Aviation Administration ("FAA") to consolidate their operations under a single operating certificate. Atlantic Southeast was a code-share partner with Delta in Atlanta from 1984 through the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

date of the ExpressJet Combination and United from February 2010 through the date of the ExpressJet Combination. Upon the completion of the ExpressJet Combination on December 31, 2011, ExpressJet operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago (O'Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark and Houston.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines and ExpressJet, with all inter-company transactions and balances having been eliminated. References in the accompanying financial statements to "Atlantic Southeast" and "ExpressJet Delaware" refer to the operations conducted by Atlantic Southeast and ExpressJet Delaware, respectively, prior to the completion of the ExpressJet Combination on December 31, 2011.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2011, up until the filing of the Company's annual report with the U.S. Securities and Exchange Commission.

Reclassification

        Certain reclassifications have been made to the Company's December 31, 2010 and 2009 consolidated financial statements to conform to the presentation of the Company's December 31, 2011 consolidated financial statements.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $19.4 million and $21.8 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2011 and 2010, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

specific identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2011 and 2010 was as follows (in thousands):

	2011		2010
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	4,555	$4,557	$5,002	$4,998
Bond and bond funds	496,170	496,310	669,786	669,025
Asset backed securities	456	478	692	718

	501,181	501,345	675,480	674,741
Unrealized appreciation (depreciation)	164	—	(739)	—

Total	501,345	501,345	674,741	674,741

        Marketable securities had the following maturities as of December 31, 2011 (in thousands):

Maturities	Amount
Year 2012	$202,454
Years 2013 through 2016	239,193
Years 2017 through 2021	1,509
Thereafter	58,189

        As of December 31, 2011, the Company had classified $497.6 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $3.8 million of investments as non-current and has identified them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2011 (see Note 8).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2011 and 2010 was $8.2 million and $7.5 million, respectively. These allowances are based on management estimates, which are subject to change.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

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

Impairment of Long Lived Assets

        As of December 31, 2011, the Company had approximately $2.9 billion of property and equipment and related assets. Additionally, as of December 31, 2011, the Company had approximately $19.5 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2011 and 2010, the Company had $14.3 million and $12.0 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. No impairments of long-lived assets were recognized during 2011, 2010, or 2009.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2011, 2010 and 2009, the Company capitalized interest costs of approximately $0, $5,000, and $843,000, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jet ("CRJ700s") and ERJ145 regional jet aircraft. Under the terms of the agreement, the Company pays a set dollar amount per

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Brasilia Turboprop engine overhauls wherein the overhaul costs are capitalized and depreciated to the next estimated overhaul event. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia Turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the shorter of the remaining useful life or the respective lease return dates.

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United, Continental, US Airways, Alaska and AirTran, revenue is considered earned when the flight is completed. Revenue is recognized under the Company's pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

Delta Connection Agreements

        SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ExpressJet, as applicable, upon the occurrence of certain events. Delta's termination rights include (i) cross- termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ExpressJet from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ExpressJet fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and each 5th year thereafter. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ExpressJet have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ExpressJet also have cross-termination rights between the two Delta Connection Agreements.

        Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the ExpressJet Delta Connection Agreement, Delta has agreed to compensate ExpressJet for its direct costs associated with operating the Delta Connection flights, plus, if ExpressJet completes a certain minimum percentage of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

its Delta Connection flights, an additional percentage of such costs. Additionally, ExpressJet's Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the ExpressJet Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

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

        The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the 2010 rate reset provision and the second-lowest rate provision and agreed to rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second-lowest rates of all carriers within the Delta Connection program through December 31, 2015.

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ExpressJet (formerly Atlantic Southeast) to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ExpressJet (See Note 7 for additional details).

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

        On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which ExpressJet (formerly Atlantic Southeast) operates 14 CRJ200s as a United Express carrier. On February 11, 2010, Atlantic Southeast began operating as a United Express carrier. The United Express Agreement executed by Atlantic Southeast is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        On December 1, 2009, ExpressJet Delaware and United also entered into a United Express Agreement, which sets forth the principal terms and conditions governing the United Express operations formerly conducted by ExpressJet Delaware. Under the terms of that United Express Agreement, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in that ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

Continental CPA

        Effective November 12, 2010, ExpressJet Delaware entered into the Continental CPA, whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

Alaska Capacity Purchase Agreement

        SkyWest Airlines and Alaska have entered into an Alaska Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines' Alaska operations. Under the terms of the Alaska Capacity Purchase Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Alaska Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

US Airways Express Agreement

        SkyWest Airlines and US Airways have entered into a US Airways Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines' US Airways Express operations. Under the terms of the US Airways Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the US Airways Express Agreement as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly.

Other Revenue Items

        Under the Company's code-share agreements with Delta, United, Continental, Alaska, US Airways and Air-Tran, the Company earns revenue for an amount per aircraft designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2011, 2010 and 2009 were $521.3 million, $492.7 million and $490.1 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of operations. Under the SkyWest Inc. Delta Connection Agreement and the SkyWest Airlines United Express Agreement, the Company receives a reimbursement for direct costs associated with placing each additional aircraft into service. The reimbursement is applicable to incremental costs specific to placing each additional aircraft into service. The Company recognizes the revenue associated with these reimbursement payments once the aircraft is placed into service.

        The Company's passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United, Continental, Alaska, US Airways or AirTran, integration of ExpressJet's operations as contemplated by the ExpressJet Merger and the ExpressJet Combination, contract modifications resulting from contract re-negotiations, the Company's ability to earn incentive payments contemplated under the Company's code-share agreements and settlement of reimbursement disputes with the Company's major partners.

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

DECEMBER 31, 2011

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

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the years ended December 31, 2011, 2010 and 2009, 4,323,000, 4,183,000 and 4,356,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net Income (Loss)	$(27,335)	$96,350	$83,658
Denominator:
Denominator for basic earnings per-share weighted average shares	52,201	55,610	55,854
Dilution due to stock options and restricted stock	—	916	960

Denominator for diluted earnings per-share weighted average shares	52,201	56,526	56,814
Basic earnings (loss) per-share	$(0.52)	$1.73	$1.50
Diluted earnings (loss) per-share	$(0.52)	$1.70	$1.47

Comprehensive Income (Loss)

        Comprehensive income (loss) includes charges and credits to stockholders' equity that are not the result of transactions with the Company's shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company's equity

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

investment in Trip Linhas Aereas ("Trip") and Mekong Aviation Joint Stock Company ("Air Mekong") (see note 8), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net Income (Loss)	$(27,335)	$96,350	$83,658
Proportionate share of other companies foreign currency translation adjustment, net of tax	(295)	637	972
Unrealized appreciation (depreciation) on marketable securities, net of tax	534	(745)	3,774

Comprehensive income (loss)	$(27,096)	$96,242	$88,404

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2011. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2011. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,952.5 million as of December 31, 2011, as compared to the carrying amount of $1,815.4 million as of December 31, 2011. The Company's fair value of long-term debt as of December 31, 2010 was $1,926.6 million as compared to the carrying amount of $1,898.0 million as of December 31, 2010.

Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and evaluated regularly by the company's chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company's two operating segments consist of its two subsidiaries, SkyWest Airlines and ExpressJet. Information pertaining to the Company's reportable segments is presented in Note 3, Segment Reporting.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

New Accounting Standards

Fair Value Measurement and Disclosure Requirements

        In May 2011, the FASB issued "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs." The standard revises guidance for fair value measurement and expands the disclosure requirements. It is effective prospectively for fiscal years beginning after December 15, 2011. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

Presentation of Comprehensive Income

        In June 2011, the FASB issued "Presentation of Comprehensive Income." The standard revises the presentation and prominence of the items reported in other comprehensive income. It is effective retrospectively for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company intends to adopt this standard for the quarter ending March 31, 2012. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

(2) ExpressJet Merger

        On November 12, 2010, the Company acquired ExpressJet Delaware through the merger of ExpressJet Holdings, Inc., the sole shareholder of ExpressJet Delaware ("ExpressJet Holdings"), with a wholly-owned subsidiary of Atlantic Southeast (the "ExpressJet Merger"). As a result of the ExpressJet Merger, each issued and outstanding share of ExpressJet Holdings common stock (other than shares owned by ExpressJet Holdings as treasury stock or shares owned by the Company or any of its subsidiaries) was converted into the right to receive $6.75 per share in cash, payable to the holder thereof, without interest. Based on the number of outstanding shares of ExpressJet Holdings common stock as of the effective time of the ExpressJet Merger, the aggregate value of the Merger consideration was $131.6 million. After taking in effect the number of shares acquired by the Company and its subsidiaries prior to the effective time, the aggregate value of the ExpressJet Merger consideration was $136.5 million.

        In connection with the ExpressJet Merger, ExpressJet Delaware and Continental entered into the Continental CPA, whereby ExpressJet Delaware (now ExpressJet) agreed to provide regional airline services in the Continental flight system. The Continental CPA became effective on November 12, 2010.

        The Company accounted for the ExpressJet Merger in accordance with FASB ASC Topic 805, Business Combinations, whereby the tangible assets acquired and liabilities assumed from ExpressJet Holdings are recorded based on their estimated fair values as of the closing date. The revenues of ExpressJet Delaware represented 4% of the Company's total revenues for the year ended December 31, 2010. The following table reflects the aggregate consideration and estimated fair values of the tangible assets acquired and liabilities assumed (including the attribution of ExpressJet Holdings liabilities to the purchase price, since those liabilities remained the obligation of ExpressJet Holdings

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(2) ExpressJet Merger (Continued)

post-closing) based on a preliminary valuation performed by a third party valuation advisor (in thousands):

Current assets, net	$133,397
Property, plant and equipment	128,744
Other non-current assets	35,061
Current liabilities	(141,974)
Long-term liabilities	(3,173)
Purchase accounting gain	(15,586)

Total consideration	$136,469
Less cash acquired	(82,452)

Net cash paid	$54,017

        As part of the ExpressJet Merger, the Company recorded a purchase accounting gain of $15.6 million during the year ended December 31 2010. This amount represents the difference between the consideration paid and the net fair value of ExpressJet Holdings' assets acquired and liabilities assumed. The net fair value of the assets and liabilities acquired in the ExpressJet Merger was more than the consideration paid. In connection with the preparation of the Company's 2010 tax return, the Company's management identified an adjustment to the ExpressJet Merger that resulted in an increase to the Company's acquired deferred tax liabilities of $5.7 million during the year ended December 31, 2011. The adjustment is reflected on the consolidated statement of operations under the caption "Purchase accounting gain (adjustment)." The Company has determined that the adjustment to the purchase accounting gain is not material to either the prior or current period financial statements

        The following unaudited pro forma combined results of operations give effect to the ExpressJet Merger as if it had occurred at the beginning of the periods presented. The unaudited pro forma combined results of operations do not purport to represent the Company's consolidated results of operations had the ExpressJet Merger occurred on the dates assumed, nor are these results necessarily indicative of the Company's future consolidated results of operations. The Company expects to realize benefits from integrating the operations of Atlantic Southeast and ExpressJet, as discussed above, and to incur certain one-time cash costs. The unaudited pro forma combined results of operations do not reflect these benefits or costs.

	Years ended December 31,
	2010	2009
Revenue	$3,476,415	$3,301,872
Net Income	$59,264	$87,125
Basic earnings per share	$1.07	$1.56
Diluted earnings per share	$1.05	$1.53

(3) Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company's chief operating decision maker ("CODM") when deciding how to allocate resources and in assessing performance.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(3) Segment Reporting (Continued)

        The Company's two operating segments consist of its two subsidiaries, SkyWest Airlines and ExpressJet. On December 31, 2011, ExpressJet Delaware and Atlantic Southeast merged through the ExpressJet Combination. As a result of the ExpressJet Combination, ExpressJet became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. The results of operation of ExpressJet Delaware and Atlantic Southeast for periods prior to the ExpressJet Combination are combined under the ExpressJet segment. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries.

        The following represents the Company's segment data for the years ended December 31, 2011, 2010 and 2009 (Thousands).

	Year ended December 31,2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	2,002,830	1,640,837	11,256	3,654,923
Operating expense	1,893,909	1,714,481	5,428	3,613,818
Depreciation and amortization expense	147,520	106,662	—	254,182
Interest expense	50,907	25,142	4,334	80,383
Segment profit (loss)(1)	58,014	(98,786)	1,494	(39,278)
Identifiable intangible assets, other than goodwill	—	19,497	—	19,497
Total assets	2,595,901	1,686,007	—	4,281,908
Capital expenditures (including non—cash)	166,998	32,758	—	199,756

	Year ended December 31,2010
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,904,472	855,095	5,578	2,765,145
Operating expense (income)	1,759,784	804,110	(575)	2,563,319
Depreciation and amortization expense	144,002	92,497	—	236,499
Interest expense	53,622	27,933	4,962	86,517
Segment profit(1)	91,066	23,052	1,191	115,309
Identifiable intangible assets, other than goodwill	—	21,747	—	21,747
Total assets	2,587,371	1,859,138	—	4,446,509
Capital expenditures (including non—cash)	158,787	22,290	—	181,077

	Year ended December 31,2009
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,731,346	880,846	1,422	2,613,614
Operating expense (income)	1,591,311	815,699	(5,591)	2,401,419
Depreciation and amortization expense	132,513	89,035	—	221,548
Interest expense	45,729	34,224	6,377	86,330
Segment profit(1)	94,306	30,923	636	125,865
Identifiable intangible assets, other than goodwill	—	23,997	—	23,997
Total assets	2,436,700	1,874,102	—	4,310,802
Capital expenditures (including non—cash)	406,231	33,171	—	439,402

(1)
Segment profit is operating income less interest expense

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(4) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	December 31, 2010
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.35% to 3.81% through 2012 to 2020, secured by aircraft	$364,741	$418,109
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.70% to 7.52% through 2012 to 2021, secured by aircraft	477,241	518,070
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	193,197	212,504
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	53,803	61,087
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	706,463	663,487
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	19,946	21,969
Notes payable to banks, due in semi-annual installments, plus interest at 3.72% to 3.86%, net of the benefits of interest rate subsidies through the Brazilian Export financing program, through 2011, secured by aircraft	—	360
Notes payable to a financing company, due in semi-annual installments interest based on LIBOR secured by flight simulator equipment	—	2,389

Long-term debt	1,815,391	1,897,975

Less current maturities	(208,398)	(159,039)

Long-term debt, net of current maturities	1,606,993	1,738,936

        As of December 31, 2011, the Company had $1.8 billion of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at December 31, 2011.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2011 were as follows (in thousands):

2012	$208,398
2013	162,978
2014	168,984
2015	176,180
2016	181,622
Thereafter	917,229

$1,815,391

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(4) Long-term Debt (Continued)

        As of December 31, 2011 and 2010, SkyWest Airlines had a $25 million line of credit. As of December 31, 2011 and 2010, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2012 and has a fixed interest rate of 3.79%.

        As of December 31, 2011, the Company had $66.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2011, the Company was in compliance with all debt covenants.

(5) Note Receivable

        On October 16, 2009, SkyWest Airlines extended a secured term loan in the amount of $80 million to United. The term loan bears interest at a rate of 11%, with a ten-year amortization period. The loan was secured by certain ground equipment and certain airport slot rights held by United. On August 11, 2010, United repaid the $80 million term loan together with accrued interest.

        SkyWest Airlines also agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement for a maximum period of 30 days. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. As of December 31, 2011 and 2010, $49 million was deferred for 30 days. United's right to defer such payments continues through October 16, 2019, subject to certain conditions. As of December 31, 2011, the Company had classified $49.0 million as current and has identified the deferred amount as "Receivables, net" in its consolidated balance sheet.

(6) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2011	2010	2009
Current tax provision (benefit):
Federal	$—	$(1,600)	$(11,309)
State	396	451	110

	396	(1,149)	(11,199)

Deferred tax provision (benefit):
Federal	(21,533)	46,994	54,942
State	(1,698)	3,706	4,332

	(23,231)	50,700	59,274

Provision (benefit) for income taxes	(22,835)	49,551	$48,075

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(6) Income Taxes (Continued)

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision (benefit) for income taxes by income (loss) before for income taxes (in thousands):

	Year ended December 31,
	2011	2010	2009
Computed "expected" provision (benefit) for income taxes at the statutory rates	$(14,683)	$52,888	$45,884
Increase (decrease) in income taxes resulting from:
Purchase accounting gain	1,999	(5,455)	—
State income tax provision (benefit), net of Federal income tax benefit	(1,810)	3,485	3,741
Other, net	(8,341)	(1,367)	(1,550)

Provision (benefit) for income taxes	(22,835)	49,551	$48,075

        For the year ended December 31, 2011, "Other, net" includes $7.2 million of benefit determined in connection with the preparation of the Company's 2010 tax return that resulted in an increase in the ExpressJet deferred tax assets.

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2011	2010
Deferred tax assets:
Intangible Asset	$37,404	$37,779
Accrued benefits	35,460	30,316
Net operating loss carryforward	128,134	70,861
AMT credit carryforward	15,882	15,882
Deferred aircraft credits	49,867	42,282
Accrued reserves and other	24,538	22,707

Total deferred tax assets	291,285	219,827

Deferred tax liabilities:
Accelerated depreciation	(789,641)	(733,572)

Total deferred tax liabilities	(789,641)	(733,572)

Net deferred tax liability	$(498,356)	$(513,745)

        The Company's deferred tax liabilities were primarily generated through an accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with IRS Section 168(k) in combination with shorter depreciable tax lives.

        At December 31, 2011, the Company had federal net operating losses of approximately $300.2 million and state net operating losses of approximately $858.6 million, which will start to expire in 2026 and 2016, respectively. As of December 31, 2011, the Company also had an alternative minimum tax credit of approximately $15.9 million which does not expire.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(6) Income Taxes (Continued)

        In conjunction with the ExpressJet Merger, the Company acquired non-amortizable intangible tax assets and other tax assets that are not anticipated to provide a tax benefit until 2025 or later due to statutory limitations. Because of the uncertainty associated with the realization of those tax assets, the Company recorded a full valuation allowance of approximately $73.0 million on such tax assets as of December 31, 2011 and 2010. The Company also recorded a valuation allowance against deferred tax assets of approximately $1 million for net operating losses in states with short carry-forward periods. The deferred tax assets in the table above are shown net of the recorded valuation allowance.

(7) Commitments and Contingencies

Lease Obligations

        The Company leases 556 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2011 (in thousands):

Year ending December 31,
2012	$392,165
2013	369,002
2014	348,323
2015	305,828
2016	239,698
Thereafter	907,252

$2,562,268

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

        Total rental expense for non-cancelable aircraft operating leases was approximately $346.5 million, $311.9 million and $300.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The minimum rental expense for airport station rents was approximately $42.6 million, $43.5 million and $47.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(7) Commitments and Contingencies (Continued)

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

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2011, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet) during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses. As of December 31, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that Atlantic Southeast and SkyWest Airlines breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta.

        After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim. Discovery in that action was not complete at the time of dismissal. On February 14, 2011, SkyWest Airlines and Atlantic Southeast exercised their statutory

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(7) Commitments and Contingencies (Continued)

rights to voluntarily dismiss their claims in the Superior Court, and filed a new complaint (the "State Court Complaint") in the Georgia State Court of Fulton County (the "State Court"). The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety. Delta also filed a separate action in the Superior Court containing claims for declaratory judgment and breach of the confidentiality provisions of the Delta Connection Agreements. SkyWest Airlines and Atlantic Southeast moved for dismissal of Delta's claims in the Superior Court. A hearing on SkyWest Airlines' and Atlantic Southeast's motion was held on April 27, 2011, after which the Superior Court dismissed Delta's complaint in its entirety. Discovery in the lawsuit is ongoing.

        On September 22, 2011, Delta filed a motion for leave to file a counterclaim against SkyWest and Atlantic Southeast. The proposed counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta's proposed counterclaim does not specify an amount of damages, but the proposed counterclaim alleges, on information and belief, that Delta's damages exceed $4.5 million. The State Court has not ruled on Delta's motion for leave to file its proposed counterclaim. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute. As of December 31, 2011, a range of reasonably possible loss is not determinable related to this counter claim.

        During 2010, the Company and Delta began preliminary settlement discussions related to the dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010. As of December 31, 2011, the range of reasonably possible loss related to the dispute is $0 to $25.8 million.

        SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court complaint and will defend against Delta's proposed counterclaim if the court grants Delta leave to file.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $240,000 and $47,000 as of December 31, 2011 and 2010, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company's contractual relationships with Delta, United and Continental combined accounted for approximately 97.6%, 94.7% and 97.3%, respectively of the Company's total revenues.

Employees Under Collective Bargaining Agreements

        As of December 31, 2011, the Company had 18,418 full-time equivalent employees. Approximately 46% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(7) Commitments and Contingencies (Continued)

Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,700	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,080	Association of Flight Attendants—CNA	Amendable
Atlantic Southeast Flight Controllers	40	Professional Airline Flight Control Association	Amendable
Atlantic Southeast Mechanics	600	International Association of Machinists and Aerospace Workers	Union representation approved. Negotiations have not started.
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.
ExpressJet Delaware Pilots	2,700	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,300	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	900	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	85	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	80	International Brotherhood of Teamsters	Union representation approved. Negotiations have not started.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(8) Fair Value Measurements

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

        As of December 31, 2011, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$492,517	$—	$492,517	$—
Commercial paper	4,557	—	4,557	—
Asset backed securities	478	—	478	—

	497,552	—	497,552	—
Cash, Cash Equivalents and Restricted Cash	148,960	148,960	—	—
Other Assets(a)	3,793	—	—	3,793

Total Assets Measured at Fair Value	$650,305	$148,960	$497,552	$3,793

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$665,023	$—	$665,023	$—
Commercial paper	4,998	—	4,998	—
Asset backed securities	718	—	718	—

	670,739	—	670,739	—
Cash, Cash Equivalents and Restricted Cash	134,113	134,113	—	—
Other Assets(a)	4,002	—	—	4,002

Total Assets Measured at Fair Value	$808,854	$134,113	$670,739	$4,002

(a)
Auction rate securities included in "Other assets" in the Consolidated Balance Sheet

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(8) Fair Value Measurements (Continued)

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

        No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2011. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2011 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)

Auction Rate Securities
Balance at January 1, 2011	$4,002
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(209)
Transferred out	—
Settlements	—

Balance at December 31, 2011	$3,793

(9) Investment in Other Companies

        In September 2008, the Company entered into an agreement to acquire a 20% interest in Trip. As of December 31, 2011, the Company's investment balance in Trip was $28.5 million, which represented a 20% voting ownership interest in Trip common stock and a 6% non-voting ownership interest in Trip preferred stock. In connection with the investment in Trip, the Company entered into a put option agreement with the Majority Shareholder of Trip that allows the Company to put their investment to the Majority Shareholder at an established price based on a 5% annual rate of return over the investment period. The put is only exercisable on June 30, 2016. On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"). During 2011, the Company invested an additional $3 million in Air Mekong. As of December 31, 2011, the Company's investment balance in Air Mekong was $2.9 million. These investments were recorded as an "Other asset" on the Company's consolidated balance sheet. The Company accounts for its interest in Trip and Air Mekong using the equity method of accounting. The Company records its equity in Trip's and Air Mekong's earnings on a one-quarter lag. The Company's portion of the losses incurred by Trip and Air Mekong for the year ended December 31, 2011 was $13.3 million.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(10) Capital Transactions

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

        In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the "Executive Plan"), the 2001 Allshare Stock Option Plan (the "Allshare Plan") and SkyWest Inc. Long-Term Incentive Plan (the "2006 Incentive Plan"). However, as of December 31, 2011, options to purchase 3,754,754 shares of the Company's common stock remained outstanding under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

        The fair value of stock options awarded under the Company's stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2011, the Company granted 327,617 stock options to employees under the 2010

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(10) Capital Transactions (Continued)

Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009
Expected annual dividend rate	1.04%	1.10%	1.05%
Risk-free interest rate	2.08%	1.88%	1.67%
Average expected life (years)	5.8	4.6	4.6
Expected volatility of common stock	0.404	0.402	0.351
Forfeiture rate	0.0%	0.0%	1.0%
Weighted average fair value of option grants	$5.74	$4.78	$4.42

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2011, the Company granted 222,681 shares of restricted stock to the Company's employees under the 2010 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2011 was $15.51 per share. Additionally, the Company granted 26,821 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of $15.51. The following table summarizes the restricted stock activity as of December 31, 2011, 2010 and 2009:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2008	755,127	$25.50
Granted	227,451	15.24
Vested	(260,575)	22.94
Cancelled	(35,417)	24.10

Non-vested shares outstanding at December 31, 2009	686,586	$23.13
Granted	248,384	14.49
Vested	(256,285)	25.51
Cancelled	(19,422)	21.68

Non-vested shares outstanding at December 31, 2010	659,263	18.97
Granted	249,502	15.51
Vested	(238,848)	25.80
Cancelled	(58,315)	15.71

Non-vested shares outstanding at December 31, 2011	611,602	15.08

        During the year ended December 31, 2011, 2010 and 2009, the Company recorded equity-based compensation expense of $5.4 million, $6.4 million and $7.9 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(10) Capital Transactions (Continued)

        As of December 31, 2011, the Company had $5.4 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2011, 2010 and 2009:

	2011				2010		2009
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,586,979	$19.96	3.3 years	$—	4,740,695	$20.37	4,470,734	$20.90
Granted	327,617	15.45			320,458	14.49	457,397	15.24
Exercised	(5,941)	10.57			(4,821)	10.57	(13,011)	14.64
Cancelled	(731,982)	24.73			(469,353)	20.46	(174,425)	19.66

Outstanding at end of year	4,176,673	19.26	2.7 years	—	4,586,979	19.96	4,740,695	20.37

Exercisable at December 31, 2011	3,310,143	20.35	2.1 years	—
Exercisable at December 31, 2010	3,468,223	20.52	2.7 years	—

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2011, 2010 and 2008 was $31,000, $19,000 and $38,000, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	1,118,756	$5.10
Granted	327,617	5.74
Vested	(340,900)	6.34
Cancelled	(238,943)	5.02

Non-vested shares at end of year	866,530	$4.82

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(10) Capital Transactions (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	1,148,921	3.9 years	$14.01	282,391	$10.66
$16 to $21	1,698,224	2.8 years	17.70	1,698,224	17.70
$22 to $28	1,329,528	1.5 years	25.79	1,329,528	25.79

$10 to $28	4,176,673	2.7 years	19.26	3,310,143	20.35

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

(11) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $14.4 million, $13.3 million and $11.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Atlantic Southeast Retirement Plan

        ExpressJet (formerly Atlantic Southeast) sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "Atlantic Southeast Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic Southeast Plan however, ExpressJet limits the amount of company match at 6% of each participant's total compensation, except for those with 10 or more years of service whose company match is limited to 8% of total compensation. Additionally, ExpressJet matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. ExpressJet's contribution to the Atlantic Southeast Plan was $5.8 million, $5.2 million and $4.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Additionally,

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(11) Retirement Plans and Employee Stock Purchase Plans (Continued)

participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

ExpressJet Retirement Plans

        Effective December 31, 2002, ExpressJet Delaware adopted the ExpressJet Airlines, Inc. 401(k) Savings Plan (the "ExpressJet Retirement Plan"). Substantially all of ExpressJet Delaware's domestic employees were covered by this plan at the time of the ExpressJet Combination. Effective January 1, 2009, the ExpressJet Retirement Plan was amended such that certain matches have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable. From November 12, 2010 through December 31, 2010, ExpressJet Delaware's total expense for the ExpressJet Retirement Plan was $0.6 million. During the year ended December 31, 2011, ExpressJet Delaware contributed $19.3 million to the ExpressJet Retirement Plan.

        ExpressJet Delaware also provided medical bridge coverage for employees between the ages of 60 to 65, with at least ten years of service who have retired from the Company. In December 2007, the Fair Treatment for Experienced Pilots Act (H.R. 4343) was enacted. This law increased the mandatory retirement age of commercial pilots from 60 to 65. As a result of this legislation, ExpressJet is no longer required to provide medical bridge coverage to its pilots between the ages of 60 to 65. In 2008, ExpressJet Delaware's practice of providing medical bridge coverage for non-pilot employees was frozen, and does not permit non-pilot employees retiring on or after January 1, 2009 to participate in such coverage.

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

        The following table summarizes purchases made under the 2010 and 1995 Employee Stock Purchase Plans during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Number of shares purchased	300,177	356,777	835,469
Average price of shares purchased	$14.56	$13.52	$10.26

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the year ended December 31, 2011, 2010 and 2009.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(12) Stock Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 20,000,000 shares of the Company's common stock in the public market. During the years ended December 31, 2011 and 2010, the Company repurchased 4.1 and 2.1 million shares of common stock for approximately $60.7 million and $30.0 million, respectively at a weighted average price per share of $14.62 and $14.61, respectively.

(13) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and five Brasilia turboprop aircraft operated by the Company's subsidiaries. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2011 and 2010 was $51.8 million and $30.4 million, respectively.

(14) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2011 and 2010 is as follows (in thousands, except per share data):

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$865,951	$933,697	$955,425	$899,850	$3,654,923
Operating income (loss) (000)	227	19,040	26,827	(4,988)	41,106
Net income (loss) (000)	(11,063)	1,579	116	(17,967)	(27,335)
Net income (loss) per common share:
Basic	(0.21)	0.03	0.00	(0.35)	(0.52)
Diluted	(0.21)	0.03	0.00	(0.35)	(0.52)
Weighted average common shares:
Basic:	53,844	52,698	51,570	50,691	52,201
Diluted:	53,844	53,371	52,315	50,691	52,201

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues (000)	$632,243	$649,759	$686,858	$796,285	$2,765,145
Operating income (000)	42,421	49,288	58,282	51,835	201,826
Net income (000)	15,014	18,655	25,474	37,207	96,350
Net income per common share:
Basic	$0.27	0.33	0.46	0.68	1.73
Diluted	0.26	0.33	0.45	0.67	1.70
Weighted average common shares:
Basic:	55,855	55,936	55,901	54,747	55,610
Diluted:	56,864	56,718	56,804	55,719	56,526

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to permit us to effectively identify and timely disclose important information. Our Chief Accounting Officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that, as of December 31, 2011, those controls and procedures were effective to ensure that material information was accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control

        Except as set forth below, during the three months ended December 31, 2011, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S. Federal Aviation Administration (the "FAA"). During the year ended December 31, 2011, we continued to integrate policies, processes, people, technology and operations for the combined company. Our management will continue to evaluate our internal control over financial reporting as we execute integration activities associated with the ExpressJet Merger and the ExpressJet Combination.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by Ernst & Young LLP ("Ernst & Young"), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young's report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011 of SkyWest, Inc. and subsidiaries and our report dated February 24, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 24, 2012

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2012 Annual Meeting of Shareholders scheduled for May 1, 2012. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2011, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2011 and 2010, Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, Consolidated Statements of Cash Flows for the year ended December 31, 2011, 2010 and 2009, Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	Filed herewith
4.1	Specimen of Common Stock Certificate	(2)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.3	United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(5)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(6)
10.6(a)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.	(7)
10.6(b)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.	(4)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan	(8)
10.8	SkyWest Inc. 2007 Employee Stock Purchase Plan	(9)
10.8(a)	First Amendment to SkyWest, Inc. 2007 Employee Stock Purchase Plan	(11)
10.9	SkyWest Inc. Executive Stock Incentive Plan	(10)
10.10	SkyWest Inc. Allshare Stock Option Plan	(10)
10.12	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2010	(11)
10.12(a)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(11)
10.13	SkyWest, Inc. 2007 Long-Term Incentive Plan	(11)
10.13(a)	First Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(11)
10.13(b)	Second Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan	(11)
10.14	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(11)

Number	Exhibit	Incorporated by Reference
10.15	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(14)
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Operations for the years ended December 31, 2011, December 31, 2010 and December 31, 2009, (ii) the Consolidated Balance Sheet at December 31, 2011 and December 31, 2010, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(2)
Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

(3)
Incorporated by reference to Registrant's Form 8-K/A filed on February 12, 2007

(4)
Incorporated by reference to exhibits to Registrant's Form 10-Q filed on December 31, 2003

(5)
Incorporated by reference to the exhibits to Registrant's Forms 8-K filed on January 21, 1998 and February 11, 1998

(6)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed for the quarter ended December 31, 1986

(7)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on February 13, 2003

(8)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, Filed No. 33-41285

(9)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(10)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(11)
Incorporated by reference to the exhibits to the Registrant's Form 10-K filed February 25, 2010

(12)
Incorporated by reference to the exhibits to Registrant's Forms 8-K filed on November 18, 2011

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our report thereon dated February 24, 2012 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Salt Lake City, Utah February 24, 2012

SKYWEST, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2011, 2010 and 2009
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2011:
Allowance for inventory obsolescence	$7,541	$707	—	$8,248
Allowance for doubtful accounts receivable	47	193	—	240

	7,588	900	—	8,488

Year Ended December 31, 2010:
Allowance for inventory obsolescence	$6,615	$926	—	$7,541
Allowance for doubtful accounts receivable	47	5,892	(5,892)	47

	$6,662	6,818	(5,892)	7,588

Year Ended December 31, 2009:
Allowance for inventory obsolescence	$5,533	$1,082	—	$6,615
Allowance for doubtful accounts receivable	47	—	—	47

	$5,580	$1,082	—	$6,662

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2011, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2012.

SKYWEST, INC.
By:	/s/ ERIC J. WOODWARD Eric J. Woodward Chief Accounting Officer (Principal Accounting Officer)

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2012
/s/ MICHAEL J. KRAUPP Michael J. Kraupp	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2012
/s/ ERIC J. WOODWARD Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 24, 2012
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 24, 2012
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 24, 2012
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 24, 2012
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 24, 2012

Name	Capacities	Date

/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 24, 2012
/s/ HENRY J. EYRING Henry J. Eyring	Director	February 24, 2012
/s/ JAMES L. WELCH James L. Welch	Director	February 24, 2012