Form 10-Q
period 2012-03-31
SKYWEST INC
filed 2012-05-04
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, no par value	50,944,341

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$98,946	$129,526
Marketable securities	464,918	497,552
Restricted cash	19,440	19,434
Income tax receivable	2,095	1,568
Receivables, net	146,233	130,510
Inventories, net	118,620	115,211
Prepaid aircraft rents	337,559	285,737
Deferred tax assets	74,781	69,519
Other current assets	37,418	31,407
Total current assets	1,300,010	1,280,464

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,986,196	3,973,027
Buildings and ground equipment	291,329	291,294
	4,277,525	4,264,321
Less-accumulated depreciation and amortization	(1,435,405)	(1,380,846)
Total property and equipment, net	2,842,120	2,883,475

OTHER ASSETS
Intangible assets, net	18,935	19,497
Other assets	104,592	98,472
Total other assets	123,527	117,969
Total assets	$4,265,657	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2012	2011
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$203,943	$208,398
Accounts payable	240,098	220,784
Accrued salaries, wages and benefits	110,455	112,987
Accrued aircraft rents	18,400	22,285
Taxes other than income taxes	17,507	21,186
Other current liabilities	43,838	38,508
Total current liabilities	634,241	624,148

OTHER LONG-TERM LIABILITIES	48,820	50,194

LONG-TERM DEBT, net of current maturities	1,577,773	1,606,993

DEFERRED INCOME TAXES PAYABLE	573,499	567,874

DEFERRED AIRCRAFT CREDITS	96,916	98,438

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 76,224,131 and 75,833,696 shares issued, respectively	602,366	598,985
Retained earnings	1,101,425	1,104,144
Treasury stock, at cost, 25,279,790 and 25,221,481 shares, respectively	(371,206)	(370,309)
Accumulated other comprehensive income	1,823	1,441
Total stockholders’ equity	1,334,408	1,334,261
Total liabilities and stockholders’ equity	$4,265,657	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING REVENUES:
Passenger	$902,356	$844,476
Ground handling and other	18,817	21,475
Total operating revenues	921,173	865,951
OPERATING EXPENSES:
Salaries, wages and benefits	290,814	286,148
Aircraft maintenance, materials and repairs	179,636	163,174
Aircraft fuel	147,450	126,740
Aircraft rentals	84,903	86,422
Depreciation and amortization	64,315	63,193
Station rentals and landing fees	43,933	42,626
Ground handling services	35,315	36,853
Acquisition related costs	—	1,031
Other, net	54,350	59,537
Total operating expenses	900,716	865,724
OPERATING INCOME	20,457	227
OTHER INCOME (EXPENSE):
Interest income	1,954	1,966
Interest expense	(19,780)	(20,220)
Other, net	(3,853)	(506)
Total other expense, net	(21,679)	(18,760)
LOSS BEFORE INCOME TAXES	(1,222)	(18,533)
BENEFIT FOR INCOME TAXES	(540)	(7,470)
NET LOSS	(682)	$(11,063)
BASIC LOSS PER SHARE	(0.01)	$(0.21)
DILUTED LOSS PER SHARE	(0.01)	$(0.21)
Weighted average common shares:
Basic	50,881	53,844
Diluted	50,881	53,844

Dividends declared per share	$0.04	$0.04

COMPREHENSIVE LOSS:
Net loss	(682)	(11,063)
Proportionate share of other companies foreign currency translation adjustment, net of tax $20 and $102, respectively	(30)	160
Net unrealized appreciation on marketable securities, net of tax of $263 and $198, respectively	412	309
TOTAL COMPREHENSIVE LOSS	$(300)	$(10,594)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2012	2011

NET CASH USED IN OPERATING ACTIVITIES	$(1,917)	$(8,394)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(87,218)	(120,245)
Sales of marketable securities	120,220	234,872
Proceeds from the sale of equipment	630	110
Acquisition of property and equipment:
Aircraft and rotable spare parts	(14,860)	(16,320)
Deposits on aircraft	—	(13,200)
Buildings and ground equipment	(35)	(2,303)
Increase in other assets	(13,032)	(8,603)

NET CASH PROVIDED BY INVESTING ACTIVITIES	5,705	74,311

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(33,675)	(30,897)
Net proceeds from issuance of common stock	2,236	2,201
Purchase of treasury stock	(897)	(19,581)
Payment of cash dividends	(2,032)	(2,238)

NET CASH USED IN FINANCING ACTIVITIES	(34,368)	(50,515)

Increase (decrease) in cash and cash equivalents	(30,580)	15,402
Cash and cash equivalents at beginning of period	129,526	112,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,946	$127,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest, net of capitalized amounts	$15,294	$16,312
Income taxes	$(54)	$467

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and U.S. ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will differ and may differ materially from those estimates and assumptions.

Note B — Passenger and Ground Handling Revenue

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Airlines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”), US Airways Group, Inc. (“US Airways”) and Alaska Airlines (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

Delta Connection Agreements

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ExpressJet, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross- termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ExpressJet from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ExpressJet fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and each 5th year thereafter. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ExpressJet have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ExpressJet also have cross-termination rights between the two Delta Connection Agreements.

Under the terms of the SkyWest Airlines Delta Connection Agreement, Delta has agreed to compensate SkyWest Airlines for the direct costs associated with operating the Delta Connection flights, plus a payment based on block hours flown. Under the terms of the ExpressJet Delta Connection Agreement, Delta has agreed to compensate ExpressJet for its direct costs associated with operating the Delta Connection flights, plus, if ExpressJet completes a certain minimum percentage of its Delta Connection flights, an additional percentage of such costs. Additionally, ExpressJet’s Delta Connection Agreement provides for the payment of incentive compensation upon satisfaction of certain performance goals. The incentives are defined in the ExpressJet Delta Connection Agreement as being measured and determined on a monthly and quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly. The parties to the Delta Connection Agreements made customary representations, warranties and covenants, including with respect to various operational, marketing and administrative matters.

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines.

The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast Airlines, Inc., ExpressJet’s predecessor (“Atlantic Southeast”) reached an agreement with Delta on contractual rates satisfying the 2010 rate reset provision and the second-lowest rate provision and agreed to rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second-lowest rates of all carriers within the Delta Connection program through December 31, 2015.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ExpressJet to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ExpressJet (See Note I for additional details).

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which ExpressJet, as successor to Atlantic Southeast, operates 14 CRJ200s as a United Express carrier. The ExpressJet United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

On December 1, 2009, ExpressJet Airlines, Inc., a Delaware corporation (“ExpressJet Delaware”) which was merged with Atlantic Southeast to form ExpressJet, effective as of December 31, 2011 (the “ExpressJet Combination”), and United also entered into a United Express Agreement, which sets forth the principal terms and conditions governing the United Express operations conducted by ExpressJet. Under the terms of that United Express Agreement, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in that ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

Continental CPA

Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental (the “Continental CPA”), whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet operates 206 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

Alaska Capacity Purchase Agreement

SkyWest Airlines and Alaska have entered into a Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ operations for Alaska. Under the terms of the Alaska Capacity Purchase Agreement, SkyWest

Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Alaska Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

US Airways Express Agreement

SkyWest Airlines and US Airways have entered into a US Airways Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ US Airways Express operations. Under the terms of the US Airways Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the US Airways Express Agreement as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly.

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United, Continental, Alaska or US Airways, integration of ExpressJet’s operations as contemplated by Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010 and the ExpressJet Combination, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major partners.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the three months ended March 31, 2012, the Company granted options to purchase 200,115 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2012.

Expected annual dividend rate	1.23%
Risk-free interest rate	0.81%
Average expected life (years)	5.6
Expected volatility of common stock	.409
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.43

During the three months ended March 31, 2012, the Company granted 289,125 restricted stock units to the Company’s employees under the 2011 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the three months ended March 31, 2012, the Company granted 27,874 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.06 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2012 and 2011, the Company recorded pre-tax share-based compensation expense of $1.3 million and $1.8 million, respectively.

Note D — Net Loss Per Common Share

Basic net loss per common share (“Basic EPS”) excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net loss per common share. During the three months ended March 31, 2012 and 2011, options to acquire 3,991,000 and 5,738,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2012	2011
Numerator
Net Loss	$(682)	$(11,063)

Denominator
Weighted average number of common shares outstanding	50,881	53,844
Effect of outstanding share-based awards	—	—
Weighted average number of shares for diluted net loss per common share	50,881	53,844

Basic loss per share	$(0.01)	$(0.21)
Diluted loss per share	$(0.01)	$(0.21)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. On December 31, 2011, ExpressJet Delaware and Atlantic Southeast merged through the ExpressJet Combination. In conjunction with the ExpressJet Combination, ExpressJet became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries. The following represents the Company’s segment data for the three months ended March 31, 2012 and 2011 (in thousands).

	Three months ended March 31,2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	494,911	423,629	2,633	921,173
Operating expense	472,906	426,552	1,258	900,716
Depreciation and amortization expense	38,783	25,532	—	64,315
Interest expense	12,562	6,045	1,173	19,780
Segment profit (loss)(1)	9,443	(8,968)	202	677
Identifiable intangible assets, other than goodwill	—	18,935	—	18,935
Total assets	2,595,738	1,669,919	—	4,265,657
Capital expenditures (including non-cash)	15,253	3,802	—	19,055

	Three months ended March 31,2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	479,618	383,459	2,874	865,951
Operating expense	456,815	407,591	1,318	865,724
Depreciation and amortization expense	36,455	26,738	—	63,193
Interest expense	12,730	6,379	1,111	20,220
Segment profit (loss) (1)	10,073	(30,511)	445	(19,993)
Identifiable intangible assets, other than goodwill	—	21,185	—	21,185
Total assets	2,541,923	1,857,393	—	4,399,316
Capital expenditures (including non-cash)	10,299	7,319	—	17,618

(1)           Segment profit is operating income less interest expense

Note F — Commitments and Contingencies

As of March 31, 2012, the Company leased 551 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2012 (in thousands):

April through December 2012	$244,152
2013	380,369
2014	358,473
2015	309,142
2016	239,731
Thereafter	907,298
$2,439,165

Note G — Fair Value Measurements

The Company holds certain assets that are required to be measured at fair value in accordance with GAAP. The Company determined fair value of these assets based on the following three levels of inputs:

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

As of March 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$450,842	$—	$450,842	$—
Commercial paper	13,643		13,643
Asset backed securities	433	—	433	—
	464,918		464,918	—

Cash, Cash Equivalents and Restricted Cash	118,386	118,386	—	—
Other Assets (a)	3,807	—	—	3,807
Total Assets Measured at Fair Value	$587,111	$118,386	$464,918	$3,807

(a)          Auction rate securities included in “Other assets” in the Company’s unaudited condensed consolidated balance sheet

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2012.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2012	$3,793
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	14
Transferred out	—
Settlements	—
Balance at March 31, 2012	$3,807

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,889.6 million as of March 31, 2012, as compared to the carrying amount of $1,781.7 million as of March 31, 2012.

Note H — Income Taxes

As a result of decreases in the Company’s estimated pre-tax income, the Company’s estimated annual effective tax rate for the three months ended March 31, 2012 varied from the federal statutory rate of 35% primarily due to the proportionate increase in expenses with limited tax deductibility relative to the Company’s estimated pre-tax income for the year ending December 31, 2012.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2012, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of December 31, 2011, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast. The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute. As of March 31, 2012, a range of reasonably possible loss is not determinable related to this Counterclaim.

During 2010, the Company and Delta began preliminary settlement discussions related to the dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010. As of March 31, 2012, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 2:      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three months ended March 31, 2012 and 2011. Also discussed is our financial position as of March 31, 2012 and December 31, 2011. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2012, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. was merged into our subsidiary, Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”).  In this Report, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding SkyWest’s outlook, the revenue environment, SkyWest’s contract relationships, and SkyWest’s expected financial performance.  These statements include, but are not limited to, statements about SkyWest’s future growth and development plans, including SkyWest’s future financial and operating results, SkyWest’s plans for SkyWest Airlines and ExpressJet, SkyWest’s objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on SkyWest’s existing beliefs about present and future events outside of SkyWest’s control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, SkyWest’s actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of March 31, 2012, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2012, we operated a combined fleet of 727 aircraft consisting of the following:

	CRJ 200	ERJ 145	CRJ700	CRJ 900	EMB 120	Total
Delta	158	—	61	31	9	259
United Continental	92	244	70	—	35	441
US Airways	15	—	—	—	—	15
Alaska	—	—	5	—	—	5
Maintenance spare	1	—	—	—	—	1
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	268	244	136	35	44	727

For the three months ended March 31, 2012, approximately 64.5% of our aggregate capacity was operated under the United Express Agreements executed between United Airlines, Inc. (“United”) and each of SkyWest Airlines and ExpressJet, approximately 33.1%  of our aggregate capacity was operated under Delta Connection Agreements executed between Delta Airlines, Inc. (“Delta”) and each of SkyWest Airlines and ExpressJet (as successor to Atlantic Southeast), approximately 1.3% of our aggregate capacity was operated under the Alaska capacity purchase agreement and approximately 1.1% of our aggregate capacity was operated under the US Airways code-share agreement.

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In addition, during November 2011 SkyWest Airlines entered into a code share agreement with US Airways. As of March 31, 2012, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland and a US Airways carrier in Phoenix.

On November 17, 2011, Atlantic Southeast and ExpressJet Delaware consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of March 31, 2012, ExpressJet operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago (O’Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark and Houston.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2012, contract flying revenue and pro-rate revenue represented approximately 93% and 7%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.

First Quarter Summary

We had revenues of $921.2 million for the three months ended March 31, 2012, a 6.4% increase, compared to revenues of $866.0 million for the three months ended March 31, 2011. We had a net loss of $0.7 million, or $0.01 per diluted share, for the three months ended March 31, 2012, a decrease of 93.8%, compared to $11.1 million of net loss, or $0.21 per diluted share, for the three months ended March 31, 2011.

The significant items affecting our financial performance during the three months ended March 31, 2012 are outlined below:

Total operating revenues increased $55.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The significant reason for the increase was due to increased utilization of the fleet. For the same comparable quarters, the total operating expenses increased $35.0 million. The improved utilization of the fleet significantly impacted the profitability for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  The improved utilization was more prevalent in the ExpressJet fleet.

Salaries, wages and employee benefits increased $4.7 million, or 1.6%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in salaries, wages and employee benefits for the quarter ended March 31, 2012 was less than the increase in block hours for the same period, due primarily to significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011 and improved utilization of the fleet during the three months ended March 31, 2012.

Aircraft maintenance expense excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $2.2 million, or 2.0%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in maintenance excluding engine overhaul costs was due primarily to the increase in aircraft departures and block hours. We experienced during the three months ended March 31, 2012.  The increase in aircraft maintenance expense was less than the increase in block hours, due primarily to cost reduction efforts at ExpressJet.

Our passenger revenues for the three months ended March 31, 2012 were $3.8 million higher than our passenger revenues for the three months ended March 31, 2011, due to our receipt of higher incentive payments.

Total available seat miles (“ASMs”) for the three months ended March 31, 2012 increased 4.6%, compared to the three months ended March 31, 2011, primarily due to the addition of 14 additional aircraft since April 1, 2011. During the three months ended March 31, 2012, we generated 9.0 billion ASMs, compared to 8.6 billion ASMs during the three months ended March 31, 2011.

Outlook

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2011, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2011.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Our Business Segments

For the three months ended March 31, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware’s existence as a separate entity.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$494,911	$479,618	$15,293	3.2%
ExpressJet Operating Revenues	423,629	383,459	40,170	10.5%
Other Operating Revenues	2,633	2,874	(241)	(8.4)%
Total Operating Revenues	$921,173	$865,951	$55,222	6.4%
Airline Expenses:
SkyWest Airlines Expense	$485,468	$469,545	$15,923	3.4%
ExpressJet Expense	432,597	413,970	18,627	4.5%
Other Airline Expense	2,431	2,429	2	0.1%
Total Airline Expense(1)	$920,496	$885,944	$34,552	3.9%
Segment profit (loss):
SkyWest Airlines segment profit	$9,443	$10,073	$(630)	(6.3)%
ExpressJet segment loss	(8,968)	(30,511)	21,543	70.6%
Other profit	202	445	(243)	(54.6)%
Total Segment profit (loss)	$677	$(19,993)	$20,670	103.4%
Interest Income	1,954	1,966	(12)	(0.6)%
Other	(3,853)	(506)	(3,347)	(661.5)%
Consolidated Loss before taxes	$(1,222)	$(18,533)	$17,311	93.4%

(1)                                  Total Airline Expense includes operating expense and interest expense

Three Months Ended March 31, 2012 and 2011

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2012		2011		% Change
Revenue passenger miles (000)	6,938,913		6,448,156		7.6
Available seat miles (“ASMs”) (000)	9,003,482		8,607,004		4.6
Block hours	556,421		539,910		3.1
Departures	341,140		332,375		2.6
Passengers carried	13,366,246		12,557,060		6.4
Passenger load factor	77.1%		74.9%		2.2	Pts
Revenue per available seat mile	10.2	¢	10.1	¢	1.0
Cost per available seat mile	10.2	¢	10.3	¢	(1.0)
Cost per available seat mile excluding fuel	8.6	¢	8.8	¢	(2.3)
Fuel cost per available seat mile	1.6	¢	1.5	¢	6.7
Average passenger trip length (miles)	519		514		1.0

Revenues. Operating revenues increased $55.2 million, or 6.4%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2012	2011	$ Change	% Change
Passenger revenues	$902,356	$844,476	$57,880	6.9%
Less: Fuel reimbursement from major partners	124,292	102,161	22,131	21.7%
Less: Engine overhaul reimbursement from major partners	49,147	37,933	11,214	29.6%
Passenger revenue excluding fuel and engine overhauls reimbursements	$728,917	$704,382	$24,535	3.5%

Passenger revenues.  Passenger revenues increased $57.9 million, or 6.9%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $24.5 million, or 3.5%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 3.1% during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.  In addition, our passenger revenues for the three months ended March 31, 2012 were $3.8 million higher than our passenger revenues for the three months ended March 31, 2011, due to our receipt of higher incentive payments.

Ground handling and other.  Total ground handling and other revenues decreased $2.7 million, or 12.4%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of operations and comprehensive loss under the heading “Passenger revenues” and revenue attributed to handling third party aircraft is reflected in our consolidated statements of operations and comprehensive loss under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines.

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

	For the three months ended March 31,
					2012	2011
	2012	2011	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$147,450	$126,740	$20,710	16.3%	1.6	1.5
Salaries, wages and benefits	290,814	286,148	4,666	1.6%	3.2	3.3
Aircraft maintenance, materials and repairs	179,636	163,174	16,462	10.1%	2.0	1.9
Aircraft rentals	84,903	86,422	(1,519)	(1.8)%	0.9	1.0
Depreciation and amortization	64,315	63,193	1,122	1.8%	0.7	0.7
Station rentals and landing fees	43,933	42,626	1,307	3.1%	0.5	0.5
Ground handling services	35,315	36,853	(1,538)	(4.2)%	0.4	0.4
Acquisition related costs	—	1,031	(1,031)	(100.0)%	—	—
Other	54,350	59,537	(5,187)	(8.7)%	0.7	0.8
Total operating expenses	900,716	865,724	34,992	4.0%	10.0	10.1
Interest	19,780	20,220	(440)	(2.2)%	0.2	0.2
Total airline expenses	$920,496	$885,944	34,552	3.9%	10.2	10.3

Fuel.  Fuel costs increased $20.7 million, or 16.3%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The average cost per gallon of fuel increased to $3.63 per gallon during the three months ended March 31, 2012, from $3.33 during the three months ended March 31, 2011. The amount of fuel costs incurred under our revenue-sharing arrangements decreased $1.4 million during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. This decrease was primarily due to a 13.4% decrease in revenue sharing block hours. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	40,668	38,091	6.8%
Average price per gallon	$3.63	$3.33	9.0%
Fuel expense	$147,450	$126,740	16.3%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $4.7 million, or 1.6%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The average number of full-time equivalent employees increased 4.7% to 18,832 for the three months ended March 31, 2012, from 17,979 for the three months ended March 31, 2011, due primarily to an increase in block hours. The increase in salaries, wages and employee benefits was less than the increase in block hours, due primarily to significant weather-related cancellations in our Atlanta, Chicago and Houston hubs during the three months ended March 31, 2011 and improved utilization of the fleet during the three months ended March 31, 2012.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $16.5 million, or 10.1%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$179,636	$163,174	$16,462	10.1%
Less: Engine overhaul reimbursed from major partners	49,147	37,933	11,214	29.6%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	17,615	14,609	3,006	20.6%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$112,874	$110,632	$2,242	2.0%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $2.2 million, or 2.0%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The increase in aircraft maintenance expense excluding engine overhaul costs, was due primarily to the increase in aircraft departure and block hours for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase in aircraft maintenance expense was less than the increase in block hours, due primarily to cost reduction efforts at ExpressJet.

We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the three months ended March 31, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements increased $3.0 million compared to the three months ended March 31, 2011. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to scheduled engine maintenance events. We anticipate the number of scheduled engine maintenance events experienced during the year ended December 31, 2011 will likely continue through the middle of 2012, after which we expect a reduction in the number of scheduled engine maintenance events.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental Express Agreement, we are also reimbursed for actual engine overhaul costs by Continental at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statements of operations and comprehensive loss.

Aircraft rentals.  Aircraft rentals decreased $1.5 million, or 1.8%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to April 1, 2011.

Depreciation and amortization.  Depreciation and amortization expense increased $1.1 million, or 1.8%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  The increase in depreciation expense was primarily due to the acquisition of four CRJ700s since April 1, 2011 that were financed through long-term debt.

Ground handling service.  Ground handling service expense decreased $1.5 million, or 4.2%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in ground handling service expense was primarily due to a reduction in de-icicing expense.  This reduction was due to two principal factors:  the termination of our AirTran code share agreement and generally better weather experienced during the three months ended March 31, 2012.

Acquisition-related costs.  During the three months ended March 31, 2011, we incurred $1.0 million of direct severance, legal and advisor fees associated with Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expenses during the three months ended March 31, 2012.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $5.2 million, or 8.7%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease in other expenses was primarily due to the reduction in property tax expense due to refunds received during the three months ended March 31, 2012.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $34.6 million, or 3.9%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2012	2011	$ Change	% Change
Total airline expense	$920,496	$885,944	$34,552	3.9%
Less: Fuel expense	147,450	126,740	20,710	16.3%
Less: Engine overhaul reimbursement from major partners	49,147	37,933	11,214	29.6%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	17,615	14,609	3,006	20.6%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$706,284	$706,662	$(378)	(0.1)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $0.4 million, or 0.1%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Other, net.  Other expenses, net increased $3.3 million during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. Other expense primarily consist of earnings and losses from our investments in Trip Linhas Aereas (“TRIP”) and Mekong Aviation Joint Stock Company (“Air Mekong”), which we account for under the equity method of accounting. The increase in other expense was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong.

Benefit for income taxes, Primarily as a result of decreases in our estimated pre-tax income, our estimated annual effective tax rate for the three months ended March 31, 2012 varied from the federal statutory rate of 35%. The variance also reflected proportionate increase in expenses with limited tax deductibility relative to our estimated pre-tax income for the year ending December 31, 2012.

Net loss.  Primarily due to factors described above, we incurred a net loss of $0.7 million, or $0.01 per diluted share, for the three months ended March 31, 2012, compared to net loss of $11.1 million, or $0.21 per diluted share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2012 and 2011, and our total cash and marketable securities positions as of March 31, 2012 and December 31, 2011 (in thousands).

	For the three months ended March 31,
	2012	2011	$ Change	% Change
Net cash used in operating activities	(1,917)	$(8,394)	$6,477	77.2%
Net cash provided by investing activities	5,705	74,311	(68,606)	92.3%
Net cash used in financing activities	(34,368)	(50,515)	16,147	(32.0)%

	March 31, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$98,946	$129,526	$(30,580)	(23.6)%
Restricted cash	19,440	19,434	6	0.0%
Marketable securities	464,918	497,552	(32,634)	(6.6)%
Total	$583,304	$646,512	$(63,208)	(9.8)%

Cash Flows from Operating Activities.

Net cash used in operating activities decreased $6.5 million or 77.2%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily due to a decrease in the pretax loss during the quarter ended March 31, 2012 compared to the pretax loss during the quarter ended March 31, 2011.  During the three months ended March 31, 2012, we had a pretax loss of $1.2 million compared to a pretax loss of $18.5 million for the three months ended March 31, 2011. The remainder of the change was due primarily to changes in our working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by investing activities decreased $68.6 million or 92.3%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. During the three months ended March 31, 2012, net sales of marketable securities decreased $81.6 million as compared to the three months ended March 31, 2011.  During the three months ended March 31, 2012, we did not make any deposits on aircraft, compared to $13.2 million of deposits on aircraft that we made during the three months ended March 31, 2011.

Cash Flows from Financing Activities.

Net cash used in financing activities decreased $16.1 million or 32.0%, during the three months ended March 31, 2012, compared to the three months ended March 31, 2011. The decrease was primarily related to a decrease in the amount we spent to repurchase outstanding shares of common stock. During the three months ended March 31, 2012 we spent $0.9 million to repurchase shares of common stock, compared to $19.6 million for stock repurchases during the three months ended March 31, 2011.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2012, our total capital mix was 45.8% equity and 54.2% long-term debt, compared to 44.9% equity and 55.1% long-term debt at December 31, 2011.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2012	2013	2014	2015	2016	Thereafter

Operating lease payments for aircraft and facility obligations	$2,439,165	$244,152	$380,369	$358,473	$309,142	$239,731	$907,298
Interest commitments	498,117	62,543	71,067	64,680	57,957	50,898	190,972
Principal maturities on long-term debt	1,781,716	174,723	162,978	168,984	176,180	181,623	917,228
Total commitments and obligations	$4,718,998	$481,418	$614,414	$592,137	$543,279	$472,252	$2,015,498

Purchase Commitments and Options

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. In the event that alternative financing cannot be arranged at the time of delivery, Bombardier Aerospace has typically financed our aircraft acquisitions until more permanent arrangements can be made. Subsequent to this initial acquisition of an aircraft, we may also refinance the aircraft or convert one form of financing to another (e.g., replacing debt financing with leveraged lease financing).

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2012, we had 551 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at March 31, 2012. Assuming a 5.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.9 billion at March 31, 2012.

Long-term Debt Obligations

As of March 31, 2012, we had $1,781.7 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at March 31, 2012.

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

ITEM 3:      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2012, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 9.0% to $3.63 for the three months ended March 31, 2012, from $3.33 for the three months ended March 31, 2011. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $5.8 million in fuel expense for the three months ended March 31, 2012.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2012, we had variable rate notes representing 32.7% of our total long-term debt compared to 33.0% of our long-term debt at December 31, 2011. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.5 million in interest expense and received $1.5 million in additional interest income for the three months ended March 31, 2012. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.5 million less in interest expense and received $1.5 million less in interest income for the three months ended March 31, 2012. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2012.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.  The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of December 31, 2011, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast.  The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest Airlines and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our consolidated financial statements with respect to the dispute. As of March 31, 2012, a range of reasonably possible loss is not determinable related to the Counterclaim.

During 2010, we began preliminary settlement discussions with Delta related to the dispute. Notwithstanding the legal merits of the case, we offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, we wrote off $5.9 million of related receivables as of December 31, 2010.  As of March 31, 2012, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. The stock repurchase program currently authorizes the repurchase of up to 20,000,000 shares of our common stock. The following table summarizes our purchases under the stock repurchase program for the three months ended March 31, 2012:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2012	—	$—	—	1,572,575
February 1 - February 28, 2012	58,309	14.05	58,309	1,514,266
March 1 - March 31, 2012	—	—	—	1,514,266
Total	58,309	$14.05	58,309	1,514,266

(1)           Under resolutions adopted in February 2007, November 2007, May 2009 and May 2010, our Board of Directors authorized the repurchase of up to 20,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. In addition, effective March 13, 2009, we entered into the SkyWest, Inc. Stock Repurchase Plan (the “Stock Repurchase Plan”). The Stock Repurchase Plan provides for the repurchase of up to 3,400,000 shares of our common stock (which are included within, and are not in addition to, the 20,000,000 shares of common stock described above) by an independent third party pursuant to trading parameters contemplated by the Stock Repurchase Plan. As of March 31, 2012, we had spent approximately $338.5 million to repurchase approximately 18,485,734 shares of the 20,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. The Stock Repurchase Plan expires on May 15, 2012.

ITEM 6:         EXHIBITS

31.1                 Certification of Chief Executive Officer

31.2                 Certification of Chief Financial Officer

32.1                 Certification of Chief Executive Officer

32.2                 Certification of Chief Financial Officer

101.INS          XBRL Instance Document

101.SCH         XBRL Taxonomy Extension Schema Document

101.CAL         XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF         XBRL Taxonomy Extension Definition Linkbase Document

101.LAB         XBRL Taxonomy Extension Label Linkbase Document

101.PRE          XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer