Form 10-Q
period 2012-06-30
SKYWEST INC
filed 2012-08-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common stock, no par value	51,253,324

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$108,714	$129,526
Marketable securities	501,332	497,552
Restricted cash	19,445	19,434
Income tax receivable	285	1,568
Receivables, net	139,261	130,510
Inventories, net	114,076	115,211
Prepaid aircraft rents	329,874	285,737
Deferred tax assets	79,551	69,519
Other current assets	31,217	31,407
Total current assets	1,323,755	1,280,464

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,986,412	3,973,027
Buildings and ground equipment	294,199	291,294
	4,280,611	4,264,321
Less accumulated depreciation and amortization	(1,483,375)	(1,380,846)
Total property and equipment, net	2,797,236	2,883,475

OTHER ASSETS
Intangible assets, net	18,373	19,497
Other assets	99,446	98,472
Total other assets	117,819	117,969
Total assets	$4,238,810	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2012	2011
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$205,524	$208,398
Accounts payable	231,196	220,784
Accrued salaries, wages and benefits	117,613	112,987
Accrued aircraft rents	18,489	22,285
Taxes other than income taxes	18,215	21,186
Other current liabilities	38,980	38,508
Total current liabilities	630,017	624,148

OTHER LONG-TERM LIABILITIES	48,775	50,194

LONG-TERM DEBT, net of current maturities	1,525,269	1,606,993

DEFERRED INCOME TAXES PAYABLE	589,610	567,874

DEFERRED AIRCRAFT CREDITS	94,509	98,438

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 76,224,130 and 75,833,696 shares issued, respectively	603,491	598,985
Retained earnings	1,116,346	1,104,144
Treasury stock, at cost, 25,279,790 and 25,221,481 shares, respectively	(371,206)	(370,309)
Accumulated other comprehensive income	1,999	1,441
Total stockholders’ equity	1,350,630	1,334,261
Total liabilities and stockholders’ equity	$4,238,810	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Passenger	$920,633	$919,690	$1,822,989	$1,764,166
Ground handling and other	16,581	14,007	35,399	35,482
Total operating revenues	937,214	933,697	1,858,388	1,799,648
OPERATING EXPENSES:
Salaries, wages and benefits	290,676	290,126	581,490	576,273
Aircraft maintenance, materials and repairs	167,150	176,399	346,786	339,573
Aircraft fuel	153,544	161,408	300,994	288,149
Aircraft rentals	83,944	88,072	168,846	174,494
Depreciation and amortization	64,182	63,697	128,497	126,890
Station rentals and landing fees	44,254	42,322	88,187	84,948
Ground handling services	29,615	32,875	64,930	69,728
Merger and integration related costs	—	1,364	—	2,395
Other	57,043	58,394	111,395	117,932
Total operating expenses	890,408	914,657	1,791,125	1,780,382
OPERATING INCOME	46,806	19,040	67,263	19,266
OTHER INCOME (EXPENSE):
Interest income	2,043	2,114	3,996	4,080
Interest expense	(19,387)	(20,052)	(39,167)	(40,272)
Other, net	(815)	(2,859)	(4,667)	(3,365)
	(18,159)	(20,797)	(39,838)	(39,557)
INCOME (LOSS) BEFORE INCOME TAXES	28,647	(1,757)	27,425	(20,291)
PROVISION (BENEFIT) FOR INCOME TAXES	11,687	(3,336)	11,147	(10,806)
NET INCOME (LOSS)	$16,960	$1,579	$16,278	$(9,485)

BASIC EARNINGS (LOSS) PER SHARE	$0.33	$0.03	$0.32	$(0.18)
DILUTED EARNINGS (LOSS) PER SHARE	$0.33	$0.03	$0.32	$(0.18)
Weighted average common shares:
Basic	50,944	52,698	50,912	53,271
Diluted	51,789	53,371	51,335	53,271

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$16,960	$1,579	$16,278	$(9,485)
Proportionate share of other companies foreign currency translation adjustment, net of taxes	141	130	448	290
Net unrealized appreciation on marketable securities, net of taxes	35	333	111	642
TOTAL COMPREHENSIVE INCOME (LOSS)	$17,136	$2,042	$16,837	$(8,553)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$109,347	$51,324

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(222,616)	(234,342)
Sales of marketable securities	219,362	382,351
Proceeds from the sale of equipment	630	191
Acquisition of property and equipment:
Aircraft and rotable spare parts	(27,555)	(29,029)
Deposits on aircraft	—	(13,500)
Buildings and ground equipment	(3,252)	(5,009)
Increase in other assets	(9,397)	(3,850)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(42,828)	96,812

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(84,598)	(79,363)
Tax benefit from exercise of common stock options	73	2
Return of deposits on aircraft and rotable spare parts	—	400
Net proceeds from issuance of common stock	2,161	2,203
Purchase of treasury stock	(897)	(40,259)
Payment of cash dividends	(4,070)	(4,326)

NET CASH USED IN FINANCING ACTIVITIES	(87,331)	(121,343)

Increase (decrease) in cash and cash equivalents	(20,812)	26,793
Cash and cash equivalents at beginning of period	129,526	112,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$108,714	$139,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
Interest, net of capitalized amounts	$39,261	$41,370
Income taxes	$(1,477)	$698

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and six-months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Effective December 31, 2011, ExpressJet Airlines, Inc., a wholly-owned subsidiary of SkyWest (“ExpressJet Delaware”) was merged into Atlantic Southeast Airlines, Inc., another wholly-owned subsidiary of SkyWest (“Atlantic Southeast”).  On January 1, 2012, Atlantic Southeast, the surviving entity of such merger (the “ExpressJet Combination”), changed its name to ExpressJet Airlines, Inc.  In this Report, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc., a Georgia corporation, for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

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

On December 1, 2009, ExpressJet Delaware and United also entered into a United Express Agreement, which sets forth the principal terms and conditions governing the United Express operations presently conducted by ExpressJet. Under the terms of that United Express Agreement, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in that ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

Continental CPA

Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental (the “Continental CPA”), whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet operates 227 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

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

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United, Continental, Alaska or US Airways, integration of the operations of Atlantic Southeast and ExpressJet Delaware and the implementation of the ExpressJet Combination, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major partners.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the six months ended June 30, 2012, the Company granted options to purchase 200,115 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2012.

Expected annual dividend rate	1.23%
Risk-free interest rate	0.81%
Average expected life (years)	5.6
Expected volatility of common stock	.409
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.43

During the six months ended June 30, 2012, the Company granted 290,265 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the six months ended June 30, 2012, the Company granted 27,874 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.06 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2012 and 2011, the Company recorded pre-tax share-based compensation expense of $1.1 million and $1.2 million, respectively. During the six months ended June 30, 2012 and 2011, the Company recorded pre-tax share-based compensation expense of $2.4 million and $3.0 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.  During the three months ended June 30, 2012 and 2011, options to acquire 3,952,000 and 3,282,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2012 and 2011, options to acquire 3,971,000 and 4,510,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator
Net Income (Loss)	$16,960	$1,579	$16,278	$(9,485)

Denominator
Weighted average number of common shares outstanding	50,944	52,698	50,912	53,271
Effect of outstanding share-based awards	845	673	423	—
Weighted average number of shares for diluted net income (loss) per common share	51,789	53,371	51,335	53,271

Basic earnings (loss) per share	$0.33	$0.03	$0.32	$(0.18)
Diluted earnings (loss) per share	$0.33	$0.03	$0.32	$(0.18)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. On December 31, 2011, ExpressJet Delaware and Atlantic Southeast merged through the ExpressJet Combination. In conjunction with the ExpressJet Combination, ExpressJet became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries. The following represents the Company’s segment data for the three months ended June 30, 2012 and 2011 (in thousands).

	Three months ended June 30,2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	509,135	425,445	2,634	937,214
Operating expense	467,497	421,640	1,271	890,408
Depreciation and amortization expense	38,646	25,536	—	64,182
Interest expense	12,353	5,959	1,075	19,387
Segment profit (loss)(1)	29,285	(2,154)	288	27,419
Identifiable intangible assets, other than goodwill	—	18,373	—	18,373
Total assets	2,604,012	1,634,798	—	4,238,810
Capital expenditures (including non-cash)	6,700	4,579	—	11,279

	Three months ended June 30, 2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	513,326	417,497	2,874	933,697
Operating expense	479,905	433,371	1,381	914,657
Depreciation and amortization expense	36,825	26,872	—	63,697
Interest expense	12,621	6,332	1,099	20,052
Segment profit (loss) (1)	20,800	(22,206)	394	(1,012)
Identifiable intangible assets, other than goodwill	—	20,622	—	20,622
Total assets	2,545,336	1,794,405	—	4,339,741
Capital expenditures (including non-cash)	11,318	7,729	—	19,047

(1)                                 Segment profit is operating income less interest expense

The following represents the Company’s segment data for the six-months periods ended June 30, 2012 and 2011 (in thousands).

	Six months ended June 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,004,046	849,074	5,268	1,858,388
Operating expense	940,403	848,192	2,530	1,791,125
Depreciation and amortization expense	77,429	51,068	—	128,497
Interest expense	24,915	12,005	2,247	39,167
Segment profit (loss)(1)	38,728	(11,123)	491	28,096
Identifiable intangible assets, other than goodwill	—	18,373	—	18,373
Total assets	2,604,012	1,634,798	—	4,238,810
Capital expenditures (including non-cash)	21,953	8,541	—	30,494

	Six months ended June 30, 2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	992,944	800,956	5,748	1,799,648
Operating expense	936,720	840,962	2,700	1,780,382
Depreciation and amortization expense	73,280	53,610	—	126,890
Interest expense	25,351	12,711	2,210	40,272
Segment profit (loss) (1)	30,873	(52,717)	838	(21,006)
Identifiable intangible assets, other than goodwill	—	20,622	—	20,622
Total assets	2,545,336	1,794,405	—	4,339,741
Capital expenditures (including non-cash)	21,618	15,048	—	36,666

(1)                                 Segment profit is operating income less interest expense

Note F — Fair Value Measurements

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

As of June 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$497,410	$—	$497,410	$—
Commercial paper	3,543	—	3,543	—
Asset backed securities	379	—	379	—
	501,332	—	501,332	—

Cash, Cash Equivalents and Restricted Cash	128,159	128,159	—	—
Other Assets (a)	3,825	—	—	3,825
Total Assets Measured at Fair Value	$633,316	$128,159	$501,332	$3,825

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2012.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2012	$3,793
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	32
Transferred out	—
Settlements	—
Balance at June 30, 2012	$3,825

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,834.5 million as of June 30, 2012, as compared to the carrying amount of $1,730.8 million as of June 30, 2012.

Note G — Income Taxes

Primarily as a result of decreases in the Company’s estimated pre-tax income, the Company’s estimated annual effective tax rate for the three and six-month periods ended June 30, 2011 varied from the federal statutory rate of 35%.  The variance also reflected proportionate increase in expenses with limited tax deductibility relative to the Company’s pre-tax income for the year ended December 31, 2011.

Note H — Investment in Other Companies

In September 2008, the Company entered into an agreement to acquire a 20% interest in Trip Linhas Aereas, a regional airline operating in Brazil (“TRIP”).  As of June 30 2012, the Company’s investment balance in TRIP was $24.1 million, which represented a 20% voting ownership interest in TRIP common stock and a 6% non-voting ownership interest in TRIP preferred stock. In connection with the investment in TRIP, the Company entered into a put option agreement with the majority shareholder of TRIP that allows the Company to put its investment to TRIP’s majority shareholder at an established price based on a 5% annual rate of return over the investment period.

As a subsequent event, on July 12, 2012, the Company sold its interest in TRIP for a price of $42 million.  The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement.  As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of the Company’s TRIP shares.  The option has an initial exercise price per share, the exercise price escalates annually at a specified rate and the Company can exercise the option, in its discretion, between the fourth and sixth anniversaries of the Company’s receipt of the required installment payments from Trip Investimentos Ltda. under the purchase agreement.

On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). During 2011, the Company invested an additional $3 million in Air Mekong. As of June 30, 2012, the Company’s investment balance in Air Mekong was $2.1 million. These investments were recorded as an “Other asset” on the Company’s consolidated balance sheet. The Company accounts for its interest in Trip and Air Mekong using the equity method of accounting. The Company records its equity in Trip’s and Air Mekong’s earnings on a one-quarter lag. The Company’s portion of the losses incurred by Trip and Air Mekong for the six months ended June 30, 2012 was $5.3 million.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2012, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of June 30, 2012, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast. The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute. As of June 30, 2012, a range of reasonably possible loss is not determinable related to this Counterclaim.

During 2010, the Company and Delta began preliminary settlement discussions related to the dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010. As of June 30, 2012, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six month periods ended June 30, 2012 and 2011. Also discussed is our financial position as of June 30, 2012 and December 31, 2011. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six month periods ended June 30, 2012, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of June 30, 2012, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2012, we operated a combined fleet of 725 aircraft consisting of the following:

	CRJ 200	ERJ 135/145	CRJ700	CRJ 900	EMB 120	Total
Delta	158	—	55	31	9	253
United Continental	92	249	70	—	34	445
US Airways	15	—	—	—	—	15
Alaska	—	—	5	—	—	5
Maintenance spare	1	—	—	—	—	1
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	268	249	130	35	43	725

For the three months ended June 30, 2012, approximately 65.3% of our aggregate capacity was operated under United Express Agreements executed between United Airlines, Inc. (“United”) and each of SkyWest Airlines and ExpressJet and a Capacity Purchase Agreement between Continental Airlines, Inc. (“Continental”) and ExpressJet, approximately 31.7%  of our aggregate capacity was operated under Delta Connection Agreements executed between Delta Airlines, Inc. (“Delta”) and each of SkyWest Airlines and ExpressJet (as successor to Atlantic Southeast), approximately 1.4% of our aggregate capacity was operated under capacity purchase agreement with Alaska Airlines (“Alaska”) and approximately 1.6% of our aggregate capacity was operated under code-share agreement with U.S. Airways Group, Inc. (US Airways”).

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In addition, during November 2011 SkyWest Airlines entered into a code share agreement with US Airways. As of June 30, 2012, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland and a US Airways carrier in Phoenix.

On November 17, 2011, Atlantic Southeast and ExpressJet Delaware consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of June 30, 2012, ExpressJet operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago (O’Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark and Houston.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended June 30, 2012, contract flying revenue and pro-rate revenue represented approximately 92% and 8%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on the completed block hours, flight departures and other operating measures.

Second Quarter Summary

We had revenues of $937.2 million for the three months ended June 30, 2012, a 0.4% increase, compared to revenues of $933.7 million for the three months ended June 30, 2011. We had a net income of $17.0  million, or $0.33 per diluted share, for the three months ended June 30, 2012, an increase of 974.1%, compared to $1.6 million of net income, or $0.03 per diluted share, for the three months ended June 30, 2011.

The significant items affecting our financial performance during the three months ended June 30, 2012 are outlined below:

Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $14.1 million, or 1.9%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to our receipt of higher incentive payments and favorable settlements with our major partners.

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $7.0 million, or 1.0%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  During the three months ended June 30, 2012, SkyWest Airlines and ExpressJet experienced improved efficiencies with respect to labor and pilot training costs compared to the three months ended June 30, 2011.  During the three months ended June 30, 2011, SkyWest Airlines and ExpressJet incurred higher than normal pilot training costs for aircraft deliveries scheduled for the last six months of 2011 and experienced labor inefficiencies in order to accommodate significant scheduling changes made by our major partners.

During the three months ended June 30, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements decreased $1.6 million compared to the three months ended June 30, 2011. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to fewer scheduled engine maintenance events.

The combination of the factors identified above was the principal source of the significant improvement in our financial results during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Other expenses, net decreased $2.0 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Other expense primarily consist of earnings and losses from our investments in Trip Linhas Aereas (“TRIP”) and Mekong Aviation Joint Stock Company (“Air Mekong”), which we account for under the equity method of accounting. The decrease in other expense was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong that we recognized during the three months ended June 30, 2012, compared to the amount of such losses that we recognized for the three months ended June 30, 2011.

Total available seat miles (“ASMs”) for the three months ended June 30, 2012 decreased 0.5%, compared to the three months ended June 30, 2011. During the three months ended June 30, 2012, we generated 9.3 billion ASMs, compared to 9.4 billion ASMs during the three months ended June 30, 2011.

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

Results of Operations

Our Business Segments

For the three months ended June 30, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware’s existence as a separate entity.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$509,135	$513,326	$(4,191)	(0.8)%
ExpressJet Operating Revenues	425,445	417,497	7,948	1.9%
Other Operating Revenues	2,634	2,874	(240)	(8.4)%
Total Operating Revenues	$937,214	$933,697	$3,517	0.4%
Airline Expenses:
SkyWest Airlines Expense	$479,850	$492,526	$(12,676)	(2.6)%
ExpressJet Expense	427,599	439,703	(12,104)	(2.8)%
Other Airline Expense	2,346	2,480	(134)	(5.4)%
Total Airline Expense(1)	$909,795	$934,709	$(24,914)	(2.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$29,285	$20,800	$8,485	40.8%
ExpressJet segment loss	(2,154)	(22,206)	20,052	90.3%
Other profit	288	394	(106)	(26.9)%
Total Segment profit (loss)	$27,419	$(1,012)	$28,431	N/A
Interest Income	2,043	2,114	(71)	(3.4)%
Other	(815)	(2,859)	2,044	71.5%
Consolidated Income (Loss) before taxes	$28,647	$(1,757)	$30,404	N/A

(1)                                 Total Airline Expense includes operating expense and interest expense

Three Months Ended June 30, 2012 and 2011

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2012		2011		% Change
Revenue passenger miles (000)	7,689,573		7,546,662		1.9
Available seat miles (“ASMs”) (000)	9,344,407		9,393,724		(0.5)
Block hours	574,884		574,372		0.1
Departures	360,733		354,880		1.6
Passengers carried	15,014,037		14,491,292		3.6
Passenger load factor	82.3%		80.3%		2.0	Pts
Revenue per available seat mile	10.0	¢	9.9	¢	1.0
Cost per available seat mile	9.7	¢	10.0	¢	(3.0)
Cost per available seat mile excluding fuel	8.1	¢	8.3	¢	(2.4)
Fuel cost per available seat mile	1.6	¢	1.7	¢	(5.9)
Average passenger trip length (miles)	512		521		(1.7)

Revenues.  Operating revenues increased $3.5 million, or 0.4%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2012	2011	$ Change	% Change
Passenger revenues	$920,633	$919,690	$943	0.1%
Less: Fuel reimbursement from major partners	129,293	133,927	(4,634)	(3.5)%
Less: Engine overhaul reimbursement from major partners	40,160	48,642	(8,482)	(17.4)%
Passenger revenues, excluding fuel and engine overhauls reimbursements	$751,180	$737,121	$14,059	1.9%

Passenger revenues.  Passenger revenues increased $0.9 million, or 0.1%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $14.1 million, or 1.9%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to our receipt of higher incentive payments, favorable settlements with our major partners and annual contractual inflation increases in our flying contracts.

Ground handling and other.  Total ground handling and other revenues increased $2.6 million, or 18.4%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of operations and comprehensive loss under the heading “Passenger revenues” and revenue attributed to handling third party aircraft is reflected in our consolidated statements of operations and comprehensive loss under the heading “Ground handling and other.”  The increase was primarily related to the increase in our ground handling for other airlines.

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

	For the three months ended June 30,
					2012	2011
	2012	2011	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$153,544	$161,408	$(7,864)	(4.9)%	1.6	1.7
Salaries, wages and benefits	290,676	290,126	550	0.2%	3.1	3.1
Aircraft maintenance, materials and repairs	167,150	176,399	(9,249)	(5.2)%	1.8	1.9
Aircraft rentals	83,944	88,072	(4,128)	(4.7)%	0.9	0.9
Depreciation and amortization	64,182	63,697	485	0.8%	0.7	0.7
Station rentals and landing fees	44,254	42,322	1,932	4.6%	0.5	0.5
Ground handling services	29,615	32,875	(3,260)	(9.9)%	0.3	0.3
Merger and integration-related costs	—	1,364	(1,364)	(100.0)%	—	—
Other	57,043	58,394	(1,351)	(2.3)%	0.6	0.7
Total operating expenses	890,408	914,657	(24,249)	(2.7)%	9.5	9.8
Interest	19,387	20,052	(665)	(3.3)%	0.2	0.2
Total airline expenses	$909,795	$934,709	(24,914)	(2.7)%	9.7	10.0

Fuel.  Fuel costs decreased $7.9 million, or 4.9%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The average cost per gallon of fuel decreased to $3.44 per gallon during the three months ended June 30, 2012, from $3.64 during the three months ended June 30, 2011. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	44,585	44,369	0.5%
Average price per gallon	$3.44	$3.64	(5.5)%
Fuel expense	$153,544	$161,408	(4.9)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $0.6 million, or 0.2%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The average number of full-time equivalent employees increased 2.7% to 18,813 for the three months ended June 30, 2012, from 18,322 for the three months ended June 30, 2011. The increase in labor costs for the three months ended June 30, 2012, compared to the three months ended June 30, 2011, was less than the increase in block hour production between the two periods, due primarily to improved scheduling efficiencies and lower acquisition related transition expenses incurred during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

Aircraft maintenance, materials and repairs.  Maintenance costs decreased $9.3 million, or 5.2%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$167,150	$176,399	$(9,249)	(5.2)%
Less: Engine overhaul reimbursement from major partners	40,160	48,642	(8,482)	(17.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	13,850	15,451	(1,601)	(10.4)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$113,140	$112,306	$834	0.7%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $0.8 million, or 0.7%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Aircraft maintenance expense excluding engine overhaul costs remained relatively flat for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 primarily due to a consistent level of scheduled maintenance events during the two quarters.

We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the three months ended June 30, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements decreased $1.6 million compared to the three months ended June 30, 2011. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to fewer scheduled engine maintenance events. We expect a relatively steady reduction in the number of scheduled engine maintenance events after September 30, 2012 compared to the three months ended June 30, 2012.

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

Aircraft rentals.  Aircraft rentals decreased $4.1 million, or 4.7%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2011 and the return of certain aircraft at the lease expiration.

Depreciation and amortization.  Depreciation and amortization expense increased $0.5 million, or 0.8%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.  The increase in depreciation expense was primarily due to the acquisition of four CRJ700s between July 1, 2011 and June 30, 2012 that were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense increased $1.9 million, or 4.6%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The increase in station rentals and landing fees expense was primarily due to increase in departures for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Ground handling service.  Ground handling service expense decreased $3.3 million, or 9.9%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease in ground handling service expense was primarily due to the termination of a code share agreement SkyWest Airlines previously maintained with AirTran Airways, Inc. (“AirTran”), which was terminated in September 2011.

Acquisition-related costs.  During the three months ended June 30, 2011, we incurred $1.4 million of direct severance, legal and advisor fees associated with Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expenses during the three months ended June 30, 2012.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $1.4 million, or 2.3%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The decrease in other expenses was primarily due to the reduction in simulator training expense during the three months ended June 30, 2012.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $24.9 million, or 2.7%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2012	2011	$ Change	% Change
Total airline expense	$909,795	$934,709	$(24,914)	(2.7)%
Less: Fuel expense	153,544	161,408	(7,864)	(4.9)%
Less: Engine overhaul reimbursement from major partners	40,160	48,642	(8,482)	(17.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	13,850	15,451	(1,601)	(10.4)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$702,241	$709,208	$(6,967)	(1.0)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $7.0 million, or 1.0%, during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Other expenses, net.  Other expenses, net decreased $2.0 million during the three months ended June 30, 2012, compared to the three months ended June 30, 2011. Our other expenses for the three months ended June 30, 2012 primarily consisted of earnings and losses attributable to our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase in other expenses for the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011, was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong.

As a subsequent event, on July 12, 2012, we sold our interest in TRIP for a price of $42 million.  The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement.  As part of the sale transaction, we also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of our TRIP shares.  The option has an initial exercise price per share, the exercise price escalates annually at a specified rate and we can exercise the option, in our discretion, at any time between the forth and the sixth anniversaries of our receipt of the required installment payments from Trip Investimentos Ltda., under the purchase agreement.

Income Taxes Expense. Our effective tax rate for the three months ended June 30, 2012  was higher than the federal statutory rate of 35%, primarily because we incurred expenses with limited tax deductibility relative to our pre-tax income for the three-month period, which was lower than we had previously estimated.  We also incurred state income taxes, shich contributed to a higher effective tax rate.  Our annual effective tax rate for the three months ended June 30, 2011 varied from the federal statutory rate of 35% , primarily as a result of lower pre-tax income for 2011 than we had estimated. The variance also reflected a proportionate increase in expenses with limited tax deductibility relative to our pre-tax income for the year ended December 31, 2011.

Net Income.  Primarily due to factors described above, net income increased to $17.0 million, or $0.33 per diluted share, for the three months ended June 30, 2012, compared to $1.6 million, or $0.03 per diluted share, for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Our Business Segments

For the six months ended June 30, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware’s existence as a separate entity.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$1,004,046	$992,944	$11,102	1.1%
ExpressJet Operating Revenues	849,074	800,956	48,118	6.0%
Other Operating Revenues	5,268	5,748	(480)	(8.4)%
Total Operating Revenues	$1,858,388	$1,799,648	$58,740	3.3%
Airline Expenses:
SkyWest Airlines Expense	$965,318	$962,071	$3,247	0.3%
ExpressJet Expense	860,197	853,673	6,524	0.8%
Other Airline Expense	4,777	4,910	(133)	(2.7)%
Total Airline Expense(1)	$1,830,292	$1,820,654	$9,638	0.5%
Segment profit (loss):
SkyWest Airlines segment profit	$38,728	$30,873	$7,855	25.4%
ExpressJet segment loss	(11,123)	(52,717)	41,594	78.9%
Other profit	491	838	(347)	(41.4)%
Total Segment profit (loss)	$28,096	$(21,006)	$49,102	233.8%
Interest Income	3,996	4,080	(84)	(2.1)%
Other	(4,667)	(3,365)	(1,302)	(38.7)%
Consolidated Income (Loss) before taxes	$27,425	$(20,291)	$47,716	235.2%

(1)                                 Total Airline Expense includes operating expense and interest expense

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2012		2011		% Change
Revenue passenger miles (000)	14,628,486		13,994,818		4.5
Available seat miles (000)	18,347,889		17,956,917		2.2
Block hours	1,131,305		1,114,327		1.5
Departures	701,873		687,255		2.1
Passengers carried	28,380,283		27,048,352		4.9
Passenger load factor	79.7%		77.9%		1.8	Pts
Revenue per available seat mile	10.1	¢	10.0	¢	1.0
Cost per available seat mile	10.0	¢	10.1	¢	(1.0)
Cost per available seat mile excluding fuel	8.4	¢	8.5	¢	(1.2)
Fuel cost per available seat mile	1.6	¢	1.6	¢	0.0
Average passenger trip length (miles)	515		517		(0.4)

Revenues.  Operating revenues increased $58.7 million, or 3.3%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Passenger revenues	$1,822,989	$1,764,166	$58,823	3.3%
Less: Fuel reimbursement from major partners	253,585	236,088	17,497	7.4%
Less: Engine overhaul reimbursement from major partners	89,307	86,575	2,732	3.2%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,480,097	$1,441,503	$38,594	2.7%

Passenger revenues.  Passenger revenues increased $58.8 million, or 3.3%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $38.6 million, or 2.7%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 1.5% during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.  In addition, our passenger revenues for the six months ended June 30, 2012 were higher than our passenger revenues for the six months ended June 30, 2011, primarily due to our receipt of higher incentive payments, favorable settlements with our major partners and contractual inflation increases in our flying contracts.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the six months ended June 30,
					2012	2011
	2012	2011	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$300,994	$288,149	$12,845	4.5%	1.6	1.6
Salaries, wages and benefits	581,490	576,273	5,217	0.9%	3.2	3.2
Aircraft maintenance, materials and repairs	346,786	339,573	7,213	2.1%	1.9	1.9
Aircraft rentals	168,846	174,494	(5,648)	(3.2)%	0.9	1.0
Depreciation and amortization	128,497	126,890	1,607	1.3%	0.7	0.7
Station rentals and landing fees	88,187	84,948	3,239	3.8%	0.5	0.5
Ground handling services	64,930	69,728	(4,798)	(6.9)%	0.4	0.4
Merger and integration-related costs	—	2,395	(2,395)	(100.0)%	—	—
Other	111,395	117,932	(6,537)	(5.5)%	0.6	0.6
Total operating expenses	1,791,125	1,780,382	10,743	0.6%	9.8	9.9
Interest	39,167	40,272	(1,105)	(2.7)%	0.2	0.2
Total airline expenses	$1,830,292	$1,820,654	9,638	0.5%	10.0	10.1

Fuel.  Fuel costs increased $12.8 million, or 4.5%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The average cost per gallon of fuel increased to $3.53 during the six months ended June 30, 2012, from $3.49 during the six months ended June 30, 2011. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	85,253	82,461	3.4%
Average price per gallon	$3.53	$3.49	1.1%
Fuel expense	$300,994	$288,149	4.5%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $5.2 million, or 0.9%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The average number of full-time equivalent employees increased 3.7% to 18,821 for the six months ended June 30, 2012, from 18,151 for the six months ended June 30, 2011. The slight increase in labor costs for the six months ended June 30, 2012, compared to the six months ended June 30, 2011, was less than the increase in block hour production between the two periods, due primarily to improved scheduling efficiencies and lower acquisition related transition expense incurred during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.

Aircraft maintenance, materials and repairs.  Maintenance costs increased $7.2 million, or 2.1%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$346,786	$339,573	$7,213	2.1%
Less: Engine overhaul reimbursement from major partners	89,307	86,575	2,732	3.2%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	31,465	30,060	1,405	4.7%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$226,014	$222,938	$3,076	1.4%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, increased $3.1 million, or 1.4%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in aircraft maintenance expense excluding engine overhaul costs, was due primarily to the increase in aircraft departures and block hours for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the six months ended June 30, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements increased $1.4 million compared to the six months ended June 30, 2011. The increase in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to fewer scheduled engine maintenance events. We expect a relatively steady reduction in the number of scheduled engine maintenance events after September 30, 2012 compared to the six months ended June 30, 2012.

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

Aircraft rentals.  Aircraft rentals decreased $5.6 million, or 3.2%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2011.

Depreciation and amortization.  Depreciation and amortization expense increased $1.6 million, or 1.3%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  The increase in depreciation expense was primarily due to the acquisition of four CRJ700s between July 1, 2011 and June 30, 2012  that were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense increased $3.2 million, or 3.8%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase in station rentals and landing fees expense was primarily due to increase in departures for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Ground handling service.  Ground handling service expense decreased $4.8 million, or 6.9%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in ground handling service expense was primarily due to the termination of SkyWest Airlines’ AirTran code share agreement during the three months ended September 30, 2011.

Acquisition-related costs.  During the six months ended June 30, 2011, we incurred $2.4 million of direct severance, legal and advisor fees associated with Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expenses during the six months ended June 30, 2012.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $6.5 million, or 5.5%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in other expenses was primarily due to the reduction in property tax expense due to refunds received during the six months ended June 30, 2012.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $9.6 million, or 0.5%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Total airline expense	$1,830,292	$1,820,654	$9,638	0.5%
Less: Fuel expense	300,994	288,149	12,845	4.5%
Less: Engine overhaul reimbursement from major partners	89,307	86,575	2,732	3.2%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	31,465	30,060	1,405	4.7%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,408,526	$1,415,870	$(7,344)	(0.5)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $7.3 million, or 0.5%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Other Expenses, net.  Other expenses, net increased $1.3 million during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. Other expenses primarily consist of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase in other expenses was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong.

As a subsequent event, on July 12, 2012, we sold our interest in TRIP for a price of $42 million.  The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon occurrence of certain conditions identified in the purchase agreement.  As part of the sale transaction, we also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of our TRIP shares.  The option has an initial exercise price per share, the exercise price escalates annually at a specified rate and we can exercise the option, in our discretion, at any time between the fourth and sixth anniversaries or our receipt of the required installment payments from Trip Investimentos Ltda.,  under the purchase agreement.

Income Taxes Expense. Our effective tax rate for the six months ended June 30, 2012 was higher than the federal statutory rate of 35%, primarily because we incurredexpenses with limited tax deductibility relative to our pre-tax income for the six-month period, which was lower than we had previously estimated.  We also incurred state income taxes, which contributed to a higher effective tax rate.  Our annual effective tax rate for the six months ended June 30, 2011 varied from the federal statutory rate of 35%, primarily as a result of lower pre-tax income for 2011 than we had estimated. The variance also reflected a proportionate increase in expenses with limited tax deductibility relative to our pre-tax income for the year ended December 31, 2011.

Net Income (loss).  Primarily due to factors described above, we had net income of $16.3 million, or $0.32 per diluted share, for the six months ended June 30, 2012, compared to net loss of $9.5 million, or ($0.18) per diluted share, for the six months ended June 30, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2012 and 2011 and total cash  and marketable securities position as of June 30, 2012 and December 31, 2011 (in thousands).

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Net cash provided by operating activities	$109,347	$51,324	$58,023	113.1%
Net cash provided by (used in) investing activities	(42,828)	96,812	(136,640)	(144.2)%
Net cash used in financing activities	(87,331)	(121,343)	34,012	28.0%

	June 30, 2012	December 31, 2011	$ Change	% Change

Cash and cash equivalents	$108,714	$129,526	$(20,812)	(16.1)%
Restricted cash	19,445	19,434	11	0.1%
Marketable securities	501,332	497,552	3,780	0.8%
Total	$629,491	$646,512	$(17,021)	(2.6)%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $58.0 million or 113.1%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The increase was primarily due to an increase in the pre-tax income during the six months ended June 30, 2012 compared to the pretax loss during the six months ended June 30, 2011.  During the six months ended June 30, 2012, we had a pretax income of $27.4 million compared to a pretax loss of $20.3 million for the six months ended June 30, 2011. The remainder of the increase was due primarily to changes in our working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by (used in) investing activities decreased $136.6 million or 144.2%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. During the six months ended June 30, 2012, net sales of marketable securities decreased $151.3 million as compared to the six months ended June 30, 2011.  During the six months ended June 30, 2012, we did not make any deposits on aircraft, compared to $13.5 million of deposits on aircraft that we made during the six months ended June 30, 2011.

Cash Flows from Financing Activities.

Net cash used in financing activities decreased $34.0 million or 28.0%, during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease was primarily related to a decrease in the amount we spent to repurchase outstanding shares of common stock. During the six months ended June 30, 2012 we spent $0.9 million to repurchase shares of common stock, compared to $40.3 million for stock repurchases during the six months ended June 30, 2011.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2012, our total capital mix was 47.0% equity and 53.0% long-term debt, compared to 45.4% equity and 54.6% long-term debt at December 31, 2011.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2012	2013	2014	2015	2016	Thereafter

Operating lease payments for aircraft and facility obligations	$2,365,419	$168,231	$382,199	$358,818	$309,142	$239,731	$907,298
Interest commitments	474,920	38,636	71,325	64,882	58,099	50,977	191,001
Principal maturities on long-term debt	1,730,793	123,800	162,978	168,984	176,180	181,623	917,228
Total commitments and obligations	$4,571,132	$330,667	$616,502	$592,684	$543,421	$472,331	$2,015,527

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2012, we had 549 aircraft under lease with remaining terms ranging from one to 17 years. Future minimum lease payments due under all long-term operating leases were approximately $2.4 billion at June 30, 2012. Assuming a 5.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.8 billion at June 30, 2012.

Long-term Debt Obligations

As of June 30, 2012, we had $1,730.8 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at June 30, 2012.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the six months ended June 30, 2012, approximately 5% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel decreased 5.5% to $3.44 for the three months ended June 30, 2012, from $3.64 for the three months ended June 30, 2011. The average price per gallon of aircraft fuel increased 1.1% to $3.53 for the six months ended June 30, 2012, from $3.49 for the six months ended June 30, 2011. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.1 million and $11.8 million in fuel expense for the three and six month periods ended June 30, 2012, respectively

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2012, we had variable rate notes representing 30.8% of our total long-term debt compared to 33.0% of our long-term debt at December 31, 2011. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.4 million in interest expense and received $1.5 million in additional interest income for the three months ended June 30, 2012. Based on this same hypothetical assumption, we would have incurred an additional $2.9 million in interest expense and received $3.0 million additional interest income for the six months ended June 30, 2012. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2012.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2012, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.  The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of June 30, 2012, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast.  The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest Airlines and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our consolidated financial statements with respect to the dispute. As of June 30, 2012, a range of reasonably possible loss is not determinable related to the Counterclaim.

During 2010, we began preliminary settlement discussions with Delta related to the dispute. Notwithstanding the legal merits of the case, we offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, we wrote off $5.9 million of related receivables as of December 31, 2010.  As of June 30, 2012, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2012.

SKYWEST, INC.

By	/s/ Eric Woodward
Eric Woodward
Chief Accounting Officer