Form 10-Q
period 2012-09-30
SKYWEST INC
filed 2012-11-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2012
Common stock, no par value	51,255,792

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2012	December 31, 2011
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$136,458	$129,526
Marketable securities	583,171	497,552
Restricted cash	19,449	19,434
Income tax receivable	—	1,568
Receivables, net	126,810	130,510
Inventories, net	113,704	115,211
Prepaid aircraft rents	301,259	285,737
Deferred tax assets	79,992	69,519
Other current assets	31,599	31,407
Total current assets	1,392,442	1,280,464

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,992,589	3,973,027
Buildings and ground equipment	280,713	291,294
	4,273,302	4,264,321
Less accumulated depreciation and amortization	(1,525,436)	(1,380,846)
Total property and equipment, net	2,747,866	2,883,475

OTHER ASSETS
Intangible assets, net	17,810	19,497
Other assets	90,733	98,472
Total other assets	108,543	117,969
Total assets	$4,248,851	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2012	2011
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$175,424	$208,398
Accounts payable	225,153	220,784
Accrued salaries, wages and benefits	119,692	112,987
Accrued aircraft rents	13,670	22,285
Income tax payable	118	—
Taxes other than income taxes	22,908	21,186
Other current liabilities	43,101	38,508
Total current liabilities	600,066	624,148

OTHER LONG-TERM LIABILITIES	54,285	50,194

LONG-TERM DEBT, net of current maturities	1,526,465	1,606,993

DEFERRED INCOME TAXES PAYABLE	603,439	567,874

DEFERRED AIRCRAFT CREDITS	92,188	98,438

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 76,536,122 and 75,833,696 shares issued, respectively	606,677	598,985
Retained earnings	1,135,229	1,104,144
Treasury stock, at cost, 25,280,330 and 25,221,481 shares, respectively	(371,211)	(370,309)
Accumulated other comprehensive income	1,713	1,441
Total stockholders’ equity	1,372,408	1,334,261
Total liabilities and stockholders’ equity	$4,248,851	$4,281,908

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
OPERATING REVENUES:
Passenger	$848,578	$936,363	$2,671,568	$2,700,529
Ground handling and other	16,681	19,062	52,079	54,544
Total operating revenues	865,259	955,425	2,723,647	2,755,073
OPERATING EXPENSES:
Salaries, wages and benefits	297,106	288,401	878,596	864,675
Aircraft maintenance, materials and repairs	163,825	189,762	510,610	529,335
Aircraft fuel	71,477	160,252	372,471	448,401
Aircraft rentals	82,592	86,510	251,438	261,004
Depreciation and amortization	62,703	63,393	191,200	190,283
Station rentals and landing fees	45,336	45,902	133,523	130,850
Ground handling services	28,414	30,326	93,344	100,054
Merger and integration related costs	—	2,207	—	4,602
Other	58,832	61,845	170,228	179,777
Total operating expenses	810,285	928,598	2,601,410	2,708,981
OPERATING INCOME	54,974	26,827	122,237	46,092
OTHER INCOME (EXPENSE):
Interest income	2,053	2,215	6,049	6,295
Interest expense	(19,474)	(20,086)	(58,641)	(60,358)
Adjustment to purchase accounting gain	—	(5,711)	—	(5,711)
Other, net	(4,638)	(5,351)	(9,305)	(8,715)
	(22,059)	(28,933)	(61,897)	(68,489)
INCOME (LOSS) BEFORE INCOME TAXES	32,915	(2,106)	60,340	(22,397)
PROVISION (BENEFIT) FOR INCOME TAXES	11,982	(2,222)	23,129	(13,028)
NET INCOME (LOSS)	$20,933	$116	$37,211	$(9,369)

BASIC EARNINGS (LOSS) PER SHARE	$0.41	$0.00	$0.73	$(0.18)
DILUTED EARNINGS (LOSS) PER SHARE	$0.40	$0.00	$0.72	$(0.18)
Weighted average common shares:
Basic	51,241	51,570	51,022	52,704
Diluted	52,153	52,315	51,608	52,704

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$20,933	$116	$37,211	$(9,369)
Proportionate share of other companies foreign currency translation adjustment, net of taxes	(375)	919	(264)	1,209
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	88	(289)	536	353
TOTAL COMPREHENSIVE INCOME (LOSS)	$20,646	$746	$37,483	$(7,807)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2012	2011

NET CASH PROVIDED BY OPERATING ACTIVITIES	$244,167	$161,399

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(513,574)	(469,956)
Sales of marketable securities	428,195	522,138
Proceeds from the sale of equipment	3,630	191
Acquisition of property and equipment:
Aircraft and rotable spare parts	(35,164)	(91,522)
Deposits on aircraft	—	(13,500)
Buildings and ground equipment	(3,341)	(10,596)
Increase in other assets	(739)	(2,596)

NET CASH USED IN INVESTING ACTIVITIES	(120,993)	(65,841)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	38,227
Principal payments on long-term debt	(113,502)	(110,536)
Tax benefit from exercise of common stock options	206	—
Return of deposits on aircraft and rotable spare parts	—	7,150
Net proceeds from issuance of common stock	4,076	4,444
Purchase of treasury stock	(902)	(56,166)
Payment of cash dividends	(6,120)	(6,417)

NET CASH USED IN FINANCING ACTIVITIES	(116,242)	(123,298)

Increase (decrease) in cash and cash equivalents	6,932	(27,740)
Cash and cash equivalents at beginning of period	129,526	112,338

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,458	$84,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
Interest, net of capitalized amounts	$54,858	$56,936
Income taxes	$(1,440)	$332

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  The results of operations for the three and nine-months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Note B — Passenger and Ground Handling Revenue

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Airlines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive.

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

On August 2, 2012, the Company announced that it reached an understanding with Delta to add 34 additional used dual-class Bombardier regional jet aircraft that were previously operated by other regional carriers for Delta in exchange for the early termination of 66 Bombardier CRJ200 regional jet aircraft (“CRJ200s”) under the SkyWest Airlines and ExpressJet Delta Connection Agreements.  The Company anticipates the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional dual-class aircraft consist of five Bombardier CRJ700 regional jet aircraft (“CRJ700s”) and 29 Bombardier CRJ900 regional jet aircraft (“CRJ900s”).  As of September 30, 2012, the Company had taken delivery of 13 CRJ900s and 2 CRJ700s. The Company anticipates that the remaining dual-class aircraft to be provided by Delta will be delivered by June 2013.  The Company anticipates that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed from service, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to the Company.  As of September 30, 2012, three of the 66 CRJ200 aircraft have been removed.

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

On February 10, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which ExpressJet, as successor to Atlantic Southeast, operates 14 Bombardier CRJ200s as a United Express carrier. The ExpressJet United Express Agreement is a capacity purchase agreement with a five-year term, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

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

Continental Capacity Purchase Agreement

Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental (the “Continental CPA”), whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. Under the terms of the Continental CPA, to which ExpressJet succeeded as a party through the ExpressJet Combination, ExpressJet operates 227 aircraft in the Continental flight system and Continental has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the Continental CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the Continental CPA and recognizes revenue accordingly.

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

US Airways Express Agreement

SkyWest Airlines and US Airways have entered into a US Airways Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ US Airways Express operations. Under the terms of the US Airways Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible to receive incentive compensation upon the achievement of certain performance criteria, but is subject to financial penalties if it fails to achieve minimum performance criteria. The incentives are defined in the US Airways Express Agreement as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter and recognizes revenue accordingly.

American Agreement

In September 2012, SkyWest Airlines and ExpressJet each entered into a Capacity Purchase Agreement with American (the “American Agreements”), which set forth the terms and conditions governing SkyWest Airlines’ and ExpressJet’s prospective American Eagle operations. SkyWest Airlines anticipates placing 12 CRJ200s into service for American on November 14, 2012 and ExpressJet anticipates placing 11 CRJ200s into service for American on February 14, 2013. The Company anticipates that the aircraft to be flown under the American Agreement will be removed from existing contracts SkyWest Airlines and ExpressJet have with another major partner.  The term of each agreement is four years. Under the terms of the American Agreements, SkyWest Airlines and ExpressJet will be compensated primarily on a fee-per-completed-block hour and departure basis and will be reimbursed for fuel and other costs. The American Agreements also provide for SkyWest Airlines and ExpressJet to receive incentive compensation upon the achievement of certain performance criteria, but also impose financial penalties if SkyWest Airlines or ExpressJet Airlines fails to achieve minimum performance criteria. The incentives are defined in the American Agreements as being measured and determined on a quarterly basis. The Company anticipates that at the end of each quarter,  it will calculate the incentives achieved during the quarter from the American Agreements and recognize revenue accordingly.

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United, Continental, Alaska, American or US Airways, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major partners.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2012, the Company granted options to purchase 200,115 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2012.

Expected annual dividend rate	1.23%
Risk-free interest rate	0.81%
Average expected life (years)	5.6
Expected volatility of common stock	.409
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.43

During the nine months ended September 30, 2012, the Company granted 290,265 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the nine months ended September 30, 2012, the Company granted 27,874 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.06 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended September 30, 2012 and 2011, the Company recorded pre-tax share-based compensation expense of $1.1 million and $1.2 million, respectively. During the nine months ended September 30, 2012 and 2011, the Company recorded pre-tax share-based compensation expense of $3.6 million and $4.2 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share.  During the three months ended September 30, 2012 and 2011, options to acquire 3,945,000 and 4,153,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2012 and 2011, options to acquire 3,963,000 and 4,391,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator
Net Income (Loss)	$20,933	$116	$37,211	$(9,369)

Denominator
Weighted average number of common shares outstanding	51,241	51,570	51,022	52,704
Effect of outstanding share-based awards	912	745	586	—
Weighted average number of shares for diluted net income (loss) per common share	52,153	52,315	51,608	52,704

Basic earnings (loss) per share	$0.41	$0.00	$0.73	$(0.18)
Diluted earnings (loss) per share	$0.40	$0.00	$0.72	$(0.18)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. On December 31, 2011, ExpressJet Delaware and Atlantic Southeast merged through the ExpressJet Combination. In conjunction with the ExpressJet Combination, ExpressJet became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries. The following represents the Company’s segment data for the three months ended September 30, 2012 and 2011 (in thousands).

	Three months ended September 30,2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	475,662	386,803	2,794	865,259
Operating expense	426,511	382,511	1,263	810,285
Depreciation and amortization expense	38,179	24,524	—	62,703
Interest expense	12,292	5,953	1,229	19,474
Segment profit (loss)(1)	36,859	(1,661)	302	35,500
Identifiable intangible assets, other than goodwill	—	17,810	—	17,810
Total assets	2,639,895	1,608,956	—	4,248,851
Capital expenditures (including non-cash)	10,041	4,601	—	14,642

	Three months ended September 30, 2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	524,286	428,265	2,874	955,425
Operating expense	489,959	437,292	1,347	928,598
Depreciation and amortization expense	36,945	26,448	—	63,393
Interest expense	12,688	6,322	1,076	20,086
Segment profit (loss) (1)	21,639	(15,349)	451	6,741
Identifiable intangible assets, other than goodwill	—	20,060	—	20,060
Total assets	2,574,209	1,762,605	—	4,336,814
Capital expenditures (including non-cash)	51,440	6,487	—	57,927

(1)                                  Segment profit (loss) is operating income less interest expense

The following represents the Company’s segment data for the nine-months ended September 30, 2012 and 2011 (in thousands).

	Nine months ended September 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,479,708	1,235,877	8,062	2,723,647
Operating expense	1,366,914	1,230,703	3,793	2,601,410
Depreciation and amortization expense	115,609	75,591	—	191,200
Interest expense	37,207	17,958	3,476	58,641
Segment profit (loss)(1)	75,587	(12,784)	793	63,596
Identifiable intangible assets, other than goodwill	—	17,810	—	17,810
Total assets	2,639,895	1,608,956	—	4,248,851
Capital expenditures (including non-cash)	31,994	13,141	—	45,135

	Nine months ended September 30, 2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,517,230	1,229,221	8,622	2,755,073
Operating expense	1,426,679	1,278,254	4,048	2,708,981
Depreciation and amortization expense	110,225	80,058	—	190,283
Interest expense	38,040	19,033	3,285	60,358
Segment profit (loss) (1)	52,511	(68,066)	1,289	(14,266)
Identifiable intangible assets, other than goodwill	—	20,060	—	20,060
Total assets	2,574,209	1,762,605	—	4,336,814
Capital expenditures (including non-cash)	73,057	20,225	—	93,282

(1)                                  Segment profit (loss) is operating income less interest expense

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

As of September 30, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$579,302	$—	$579,302	$—
Commercial paper	3,530	—	3,530	—
Asset backed securities	339	—	339	—
	583,171	—	583,171	—

Cash, Cash Equivalents and Restricted Cash	155,907	155,907	—	—
Other Assets (a)	3,845	—	—	3,845
Total Assets Measured at Fair Value	$742,923	$155,907	$583,171	$3,845

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2012.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2012	$3,793
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	52
Transferred out	—
Settlements	—
Balance at September 30, 2012	$3,845

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,778.7 million as of September 30, 2012, as compared to the carrying amount of $1,701.9 million as of September 30, 2012.

Note G — Income Taxes

Primarily as a result of decreases in the Company’s estimated pre-tax income, the Company’s estimated annual effective tax rate for the three and nine-month periods ended September 30, 2011 varied from the federal statutory rate of 35%.  The variance also reflected a proportionate increase in expenses with limited tax deductibility relative to the Company’s pre-tax income for the year ended December 31, 2011.

Note H — Investments in Other Companies

In September 2008, the Company entered into an agreement to acquire a 20% interest in Trip Linhas Aereas, a regional airline operating in Brazil (“TRIP”).  As of September 30, 2012, the Company’s investment balance in TRIP was $19.5 million. In connection with the investment in TRIP, the Company entered into a put option agreement with the majority shareholder of TRIP that allows the Company to put its investment to TRIP’s majority shareholder at an established price based on a 5% annual rate of return over the investment period.

On July 12, 2012, the Company sold its interest in TRIP for a price of $42 million.  The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement.  As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of the Company’s TRIP shares (“Trip Investimentos”).  The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the Company can exercise the option, at its discretion, between the second and fourth anniversaries of the Company’s receipt of the final required installment payments from Trip Investimentos. Under the terms of the agreement, Trip Investmentos. cannot transfer the TRIP shares until the three installment payments have been made.  The restriction on Trip Investimentos’ ability to transfer the TRIP shares prevents the transaction from being recognized as a sale.  As a result, the Company will account for the transaction as a sale once all three installment payments have been made. The Company has no continuing involvement with the TRIP shares.  As of September 30, 2012, the Company had received the first installment payment of $8.4 million.  This payment was recorded as an “Other Long-Term Liability” on the Company’s consolidated balance sheet. The second installment payment is due July 12, 2013 for an amount of $16.8 million.  The third installment payment is due July 12, 2014 for an amount of $16.8 million.  The future installment payments and the option to purchase 15.38% of Trip Investimentos represent variable interests in TRIP Investimentos, which is a variable interest entity.  The Company has no equity interest and no control over Trip Investimentos, and therefore the Company does not consolidate Trip Investimentos.

On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). During 2011, the Company invested an additional $3 million in Air Mekong. As of September 30, 2012, the Company’s investment balance in Air Mekong was $1.3 million.

The Company’s investments in TRIP and Air Mekong have been recorded as an “Other assets” on the Company’s consolidated balance sheet. The Company accounts for its investments in TRIP and Air Mekong using the equity method of accounting. The Company records its equity in TRIP’s and Air Mekong’s earnings on a one-quarter lag. The Company’s portion of the losses incurred by TRIP and Air Mekong for the nine months ended September 30, 2012 and 2011 was $10.1 million (pre-tax), and $8.5 million (pre-tax), respectively. In connection with the sale of its investment in TRIP on July 12, 2012, the Company relinquished its board seat and voting rights and no longer has significant influence over the operations of TRIP.  As a result, the Company ceased to account for its investment in TRIP under the equity method beginning on July 12, 2012 and, subsequent to that date, will account for its investment in TRIP under the cost method.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2012, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast  to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast, and has disputed subsequent billings for IROP expenses. As of September 30, 2012, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim. Discovery in that action was not complete at the time of dismissal. On February 14, 2011, SkyWest Airlines and Atlantic Southeast voluntarily dismissed their claims in the Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”). The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety. Discovery in the State Court lawsuit is not yet complete.

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast. The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute. As of September 30, 2012, a range of reasonably possible loss is not determinable related to this Counterclaim.

During 2010, the Company and Delta began preliminary settlement discussions related to the dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010. As of September 30, 2012, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine month periods ended September 30, 2012 and 2011. Also discussed is our financial position as of September 30, 2012 and December 31, 2011. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine month periods ended September 30, 2012, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of September 30, 2012, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2012, we operated a combined fleet of 739 aircraft consisting of the following:

	CRJ 200	ERJ 135/145	CRJ700	CRJ 900	EMB 120	Total
Delta	158	—	57	44	8	267
United Continental	92	249	70	—	34	445
US Airways	15	—	—	—	—	15
Alaska	—	—	5	—	—	5
Maintenance spare	1	—	—	—	—	1
Subleased to an un-affiliated entity	2	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	4	—	4
Total	268	249	132	48	42	739

For the three months ended September 30, 2012, approximately 65.8% of our aggregate capacity was operated under United Express Agreements executed between United Airlines, Inc. (“United”) and each of SkyWest Airlines and ExpressJet and a Capacity Purchase Agreement between Continental Airlines, Inc. (“Continental”) and ExpressJet, approximately 31.2%  of our aggregate capacity was operated under Delta Connection Agreements executed between Delta Airlines, Inc. (“Delta”) and each of SkyWest Airlines and ExpressJet (as successor to Atlantic Southeast), approximately 1.4% of our aggregate capacity was operated under a capacity purchase agreement with Alaska Airlines (“Alaska”) and approximately 1.6% of our aggregate capacity was operated under a code-share agreement with U.S. Airways Group, Inc. (“US Airways”).

SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In November 2011, SkyWest Airlines entered into a code share agreement with US Airways. In September, 2012, SkyWest Airlines and ExpressJet entered into code share agreements (the “American Agreements”) with American Airlines, Inc. (“American”). As of September 30, 2012, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland and a US Airways carrier in Phoenix.

On November 17, 2011, Atlantic Southeast and ExpressJet Delaware consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of September 30, 2012, ExpressJet operated as a Delta Connection carrier in Atlanta and Cincinnati and a United Express carrier in Chicago (O’Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark and Houston.

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended September 30, 2012, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Third Quarter Summary

We had revenues of $865.3 million for the three months ended September 30, 2012, a 9.4% decrease, compared to revenues of $955.4 million for the three months ended September 30, 2011. Our operating income increased to $55.0 million for the three months ended September 30, 2012, or $28.2 million, from $26.8 million for the three months ended September 30, 2011.  We had a net income of $20.9 million, or $0.40 per diluted share, for the three months ended September 30, 2012, compared to $0.1 million of net income, or $0.00 per diluted share, for the three months ended September 30, 2011.

The significant items affecting our financial performance during the three months ended September 30, 2012 are outlined below:

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue, including fuel and certain engine maintenance expenses. Our fuel expense and directly reimbursed engine expense decreased by $88.0 million and $6.0 million, respectively during the three months ended September 30, 2012 from the three months ended September 30, 2011, due primarily to United purchasing an increased volume of fuel directly from vendors on flights we operated under the United contract and due to a reduction in the number of engine events from the prior year.  Excluding the impact of the decrease in direct fuel and engine maintenance expense and associated reimbursements, our passenger revenues increased $6.2 million for three months ended September 30, 2012 compared to the three months ended September 30, 2011, which was primarily due to an increase in block hour production, which is a significant revenue driver under our flying contracts.

Under certain of our flying contracts, our major partners reimburse us a fixed hourly rate for engine maintenance costs, rather than directly reimbursing the expense.  Under the flying contracts, the number of engine events and related costs we incur each quarter directly impacts our operating income.  The engine expense subject to reimbursement under a fixed hourly rate decreased $15.1 million during the three months ended September 30, 2012 compared to the three months ended September 30, 2012.  The decrease in engine maintenance expense was primarily due to a reduction in the number of scheduled engine maintenance events.

Aircraft maintenance expense, excluding reimbursed engine overhauls and engine overhauls for our Bombardier CRJ200 regional jet aircraft (“CRJ200s”), which are reimbursed at fixed hourly rates, decreased $4.9 million, or 4.2%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in aircraft maintenance expense, excluding engine overhaul costs, for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was principally due to fewer scheduled maintenance events.

Additionally, we experienced a $3.0 million reduction in other operating expenses, including new hire crew training related costs and simulator and lodging costs, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Operating expense incurred during the three months ended September 30, 2011 were higher than the corresponding period of 2012, due primarily to crew training required to support incremental aircraft placed into service during the second half of 2011.

The items identified above were the principal factors that contributed to the significant improvement in our financial results during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

On August 2, 2012, we announced that we reached an understanding with Delta to add 34 additional used dual-class Bombardier regional jet aircraft in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. The additional dual-class aircraft were previously operated for Delta by other regional carriers. The Company anticipates the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional aircraft consist of five Bombardier CRJ700 regional jet aircraft (“CRJ700s”) and 29 Bombardier CRJ900 regional jet aircraft (“CRJ900s”).  As of September 30, 2012, we had taken delivery of 13 CRJ900s and two CRJ700s. We anticipate that the remaining aircraft will be delivered by June 2013.  We anticipate that the all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to the Company.  As of September 30, 2012, three of the 66 CRJ200 aircraft have been removed.

During the three months ended September 30, 2012, we signed the American Agreements, which provide for us to operate 23 CRJ200s.  We anticipate that the aircraft to be flown for American will be removed from existing contracts SkyWest Airlines and ExpressJet have with another major carrier.  We anticipate that our operations under the American Agreements will commence on November 14, 2012, with all 23 aircraft being placed in service by February 14, 2013.  We anticipate that 12 of the aircraft will be flown by SkyWest Airlines and 11 aircraft will be flown by ExpressJet. We also anticipate that the aircraft will be operated out of Los Angeles International Airport and Dallas/Fort Worth International Airport.

Total available seat miles (“ASMs”) for the three months ended September 30, 2012 increased 0.1%, compared to the three months ended September 30, 2011. During the three months ended September 30, 2012, we generated 9.70 billion ASMs, compared to 9.68 billion ASMs during the three months ended September 30, 2011.

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

Results of Operations

Our Business Segments

For the three months ended September 30, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware’s existence as a separate entity.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$475,662	$524,286	$(48,624)	(9.3)%
ExpressJet Operating Revenues	386,803	428,265	(41,462)	(9.7)%
Other Operating Revenues	2,794	2,874	(80)	(2.8)%
Total Operating Revenues	$865,259	$955,425	$(90,166)	(9.4)%
Airline Expenses:
SkyWest Airlines Expense	$438,803	$502,647	$(63,844)	(12.7)%
ExpressJet Expense	388,464	443,614	(55,150)	(12.4)%
Other Airline Expense	2,492	2,423	69	2.8%
Total Airline Expense(1)	$829,759	$948,684	$(118,925)	(12.5)%
Segment profit (loss):
SkyWest Airlines segment profit	$36,859	$21,639	$15,220	70.3%
ExpressJet segment loss	(1,661)	(15,349)	13,688	89.2%
Other profit	302	451	(149)	(33.3)%
Total Segment profit (loss)	$35,500	$6,741	$28,759	426.6%
Interest Income	2,053	2,215	(162)	(7.3)%
Adjustment to purchase accounting gain	—	(5,711)	5,711	N/A
Other	(4,638)	(5,351)	713	(13.3)%
Consolidated Income (Loss) before taxes	$32,915	$(2,106)	$35,021	N/A

(1)                                  Total Airline Expense includes operating expense and interest expense

Three Months Ended September 30, 2012 and 2011

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2012		2011		% Change
Revenue passenger miles (000)	7,968,623		7,885,058		1.1%
Available seat miles (“ASMs”) (000)	9,695,079		9,683,859		0.1%
Block hours	596,901		585,146		2.0%
Departures	378,013		363,841		3.9%
Passengers carried	15,687,908		15,003,068		4.6%
Passenger load factor	82.2%		81.4%		0.8	Pts
Revenue per available seat mile	8.9	¢	9.9	¢	(10.1)%
Cost per available seat mile	8.6	¢	9.8	¢	(12.2)%
Cost per available seat mile excluding fuel	7.9	¢	8.1	¢	(2.5)%
Fuel cost per available seat mile	0.7	¢	1.7	¢	(58.8)%
Average passenger trip length (miles)	508		526		(3.4)%

Revenues.  Operating revenues decreased $90.2 million, or 9.4%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2012	2011	$ Change	% Change
Passenger revenues	$848,578	$936,363	$(87,785)	(9.4)%
Less: Fuel reimbursement from major partners	46,279	134,272	(87,993)	(65.5)%
Less: Engine overhaul reimbursement from major partners	40,446	46,450	(6,004)	(12.9)%
Passenger revenues, excluding fuel and engine overhauls reimbursements	$761,853	$755,641	$6,212	0.8%

Passenger revenues.  Passenger revenues decreased $87.8 million, or 9.4%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $6.2 million, or 0.8%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to the increase in block hour production, which is a significant revenue driver in our flying contracts with our major partners.

Ground handling and other.  Total ground handling and other revenues decreased $2.4 million, or 12.5%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Revenue attributed to ground handling services for our aircraft is reflected in our condensed consolidated statements of comprehensive income (loss) under the heading “Passenger revenues” and revenue attributed to handling third party aircraft is reflected in our condensed consolidated statements of comprehensive income (loss) under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in the amount of ground handling services we provided to other airlines.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. ASM is a common metric used in the airline industry to measure an airline’s passenger capacity. ASMs reflect both the number of aircraft in an airline’s fleet and the aggregate seat capacity for the aircraft in the fleet. As the size and utilization of our fleet are the principal underlying drivers of our operating costs, the primary basis for our presentation of the following information on a cost per ASM basis is to discuss significant changes in our costs not proportionate to the relative changes in our fleet size and utilization (dollar amounts in thousands).

	For the three months ended September 30,
					2012	2011
	2012	2011	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$71,477	$160,252	$(88,775)	(55.4)%	0.7	1.7
Salaries, wages and benefits	297,106	288,401	8,705	3.0%	3.1	3.0
Aircraft maintenance, materials and repairs	163,825	189,762	(25,937)	(13.7)%	1.7	2.0
Aircraft rentals	82,592	86,510	(3,918)	(4.5)%	0.9	0.9
Depreciation and amortization	62,703	63,393	(690)	(1.1)%	0.6	0.6
Station rentals and landing fees	45,336	45,902	(566)	(1.2)%	0.5	0.5
Ground handling services	28,414	30,326	(1,912)	(6.3)%	0.3	0.3
Merger and integration-related costs	—	2,207	(2,207)	N/A	—	—
Other	58,832	61,845	(3,013)	(4.9)%	0.6	0.6
Total operating expenses	810,285	928,598	(118,313)	(12.7)%	8.4	9.6
Interest expense	19,474	20,086	(612)	(3.0)%	0.2	0.2
Total airline expenses	$829,759	$948,684	(118,925)	(12.5)%	8.6	9.8

Fuel.  Fuel costs decreased $88.8 million, or 55.4%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The average cost per gallon of fuel increased to $3.68 per gallon during the three months ended September 30, 2012, from $3.49 during the three months ended September 30, 2011. Effective July 1, 2012, United began directly purchasing the majority of the fuel for flights we operated under our United Express contracts. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	19,438	45,904	(57.7)%
Average price per gallon	$3.68	$3.49	5.4%
Fuel expense	$71,477	$160,252	(55.4)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $8.7 million, or 3.0%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The average number of full-time equivalent employees was 18,590 for the three months ended September 30, 2012, compared to 18,593 for the three months ended September 30, 2011. The increase in labor costs for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was due primarily to the increase in block hour production between the two periods, which is a significant compensation driver for a portion of our workforce.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $25.9 million, or 13.7%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$163,825	$189,762	$(25,937)	(13.7)%
Less: Engine overhaul reimbursement from major partners	40,445	46,450	(6,005)	(12.9)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	13,124	28,197	(15,073)	(53.5)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$110,256	$115,115	$(4,859)	(4.2)%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, decreased $4.9 million, or 4.2%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in aircraft maintenance expense excluding engine overhaul costs for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was principally due to fewer scheduled maintenance events.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the three months ended September 30, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements decreased $15.1 million compared to the three months ended September 30, 2011. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to fewer scheduled engine maintenance events. We expect a relatively steady reduction in the number of scheduled engine maintenance events on our CRJ200s during 2013.

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental CPA, we are also reimbursed for actual engine overhaul costs at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statements of comprehensive income (loss).

Aircraft rentals.  Aircraft rentals decreased $3.9 million, or 4.5%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2011, and the return of certain aircraft at the lease expiration.

Depreciation and amortization.  Depreciation and amortization expense decreased $0.7 million, or 1.1%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.  The decrease in depreciation expense was primarily due to several assets that became fully depreciated during the three month ended September 30, 2012.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $0.6 million, or 1.2%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in station rentals and landing fees expense was primarily due to our major partners paying an increased portion of  station rents and landing fees directly to the applicable airports under our flying contracts.

Ground handling service.  Ground handling service expense decreased $1.9 million, or 6.3%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in ground handling service expense was primarily due to a reduction in outstourced ground handling services resulting from the termination of a code share agreement SkyWest Airlines previously had with AirTran Airways, Inc. (“AirTran”), which was terminated in September 2011.

Acquisition-related costs.  During the three months ended September 30, 2011, we incurred $2.2 million of direct severance, legal and advisor fees associated with Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expenses during the three months ended September 30, 2012.

Other operating expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $3.0 million, or 4.9%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The decrease in other expenses was primarily due to the reduction in simulator training expense during the three months ended September 30, 2012.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $118.9 million, or 12.5%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2012	2011	$ Change	% Change
Total airline expense	$829,759	$948,684	$(118,925)	(12.5)%
Less: Fuel expense	71,477	160,252	(88,775)	(55.4)%
Less: Engine overhaul reimbursement from major partners	40,445	46,450	(6,005)	(12.9)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	13,124	28,197	(15,073)	(53.5)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$704,713	$713,785	$(9,072)	(1.3)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $9.1 million, or 1.3%, during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. The percentage decrease in total airline expenses excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners due to factors described above.

Summary of other income (expense) items:

Other expenses, net.  Other expenses, net, decreased $0.7 million during the three months ended September 30, 2012, compared to the three months ended September 30, 2011. Our other expenses for the three months ended September 30, 2012 primarily consisted of earnings and losses attributable to our investments in Trip Linhas Aereas (“TRIP”) and Mekong Aviation Joint Stock Company (“Air Mekong”), which we account for under the equity method of accounting. The decrease in other expenses for the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011, was due primarily to losses recorded on the sale of assets during the three months ended September 30, 2011.

Adjustment to Purchase Accounting Gain.  In connection with the preparation of ExpressJet’s 2010 tax return, an adjustment to the ExpressJet acquisition accounting was identified that resulted in an increase to the acquired deferred tax liabilities of $5.7 million, which was reflected on our condensed consolidated statement of comprehensive income (loss) under the caption “Adjustment to purchase accounting gain” for the three months ended September 30, 2011. We did not incur a comparable expense during the three months ended September 30, 2012.

Income Taxes Expense. Our effective tax rate for the three months ended September 30, 2012 was higher than the federal statutory rate of 35%, primarily due to state income taxes and we incurred expenses with limited tax deductibility relative to our pre-tax income for the three-month period.  Our annual effective tax rate for the three months ended September 30, 2011 varied from the federal statutory rate of 35% , primarily due to state income taxes and we incurred expenses with limited tax deductibility relative to our pre-tax loss for the year ended December 31, 2011.  Additionally, during the three months ended September 30, 2011, we recorded a $7.2 million benefit resulting from the an increase in the acquired ExpressJet deferred tax assets that was determined in conjunction with the preparation of the ExpressJet’s 2010 income tax return.

Net Income.  Primarily due to factors described above, net income increased to $20.9 million, or $0.40 per diluted share, for the three months ended September 30, 2012, compared to $0.1 million, or $0.00 per diluted share, for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Our Business Segments

For the nine months ended September 30, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware’s existence as a separate entity.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$1,479,708	$1,517,230	$(37,522)	(2.5)%
ExpressJet Operating Revenues	1,235,877	1,229,221	6,656	0.5%
Other Operating Revenues	8,062	8,622	(560)	(6.5)%
Total Operating Revenues	$2,723,647	$2,755,073	$(31,426)	(1.1)%
Airline Expenses:
SkyWest Airlines Expense	$1,404,121	$1,464,719	$(60,598)	(4.1)%
ExpressJet Expense	1,248,661	1,297,287	(48,626)	(3.7)%
Other Airline Expense	7,269	7,333	(64)	(0.9)%
Total Airline Expense(1)	$2,660,051	$2,769,339	$(109,288)	(3.9)%
Segment profit (loss):
SkyWest Airlines segment profit	$75,587	$52,511	$23,076	43.9%
ExpressJet segment loss	(12,784)	(68,066)	55,282	N/A
Other profit	793	1,289	(496)	(38.5)%
Total Segment profit (loss)	$63,596	$(14,266)	$77,862	N/A
Interest Income	6,049	6,295	(246)	(3.9)%
Adjustment to purchase accounting gain	—	(5,711)	5,711	N/A
Other	(9,305)	(8,715)	(590)	(6.8)%
Consolidated Income (Loss) before taxes	$60,340	$(22,397)	$82,737	369.4%

(1)                                  Total Airline Expense includes operating expense and interest expense

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2012		2011		% Change
Revenue passenger miles (000)	22,597,109		21,879,876		3.3%
Available seat miles (000)	28,042,968		27,640,777		1.5%
Block hours	1,728,206		1,699,472		1.7%
Departures	1,079,886		1,051,096		2.7%
Passengers carried	44,068,191		42,051,420		4.8%
Passenger load factor	80.6%		79.2%		1.4	Pts
Revenue per available seat mile	9.7	¢	10.0	¢	(3.0)%
Cost per available seat mile	9.5	¢	10.0	¢	(5.0)%
Cost per available seat mile excluding fuel	8.2	¢	8.4	¢	(2.4)%
Fuel cost per available seat mile	1.3	¢	1.6	¢	(18.8)%
Average passenger trip length (miles)	513		520		(1.3)%

Revenues.  Operating revenues decreased $31.4 million, or 1.1%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Passenger revenues	$2,671,568	$2,700,529	$(28,961)	(1.1)%
Less: Fuel reimbursement from major partners	299,865	370,360	(70,495)	(19.0)%
Less: Engine overhaul reimbursement from major partners	129,751	132,959	(3,208)	(2.4)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$2,241,952	$2,197,210	$44,742	2.0%

Passenger revenues.  Passenger revenues decreased $29.0 million, or 1.1%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $44.7 million, or 2.0%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 1.7% during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.  Block hour production is a significant revenue driver in our flying contracts with our major partners.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the nine months ended September 30,
					2012	2011
	2012	2011	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$372,471	$448,401	$(75,930)	(16.9)%	1.3	1.6
Salaries, wages and benefits	878,596	864,675	13,921	1.6%	3.1	3.1
Aircraft maintenance, materials and repairs	510,610	529,335	(18,725)	(3.5)%	1.8	1.9
Aircraft rentals	251,438	261,004	(9,566)	(3.7)%	0.9	0.9
Depreciation and amortization	191,200	190,283	917	0.5%	0.7	0.7
Station rentals and landing fees	133,523	130,850	2,673	2.0%	0.5	0.5
Ground handling services	93,344	100,054	(6,710)	(6.7)%	0.3	0.4
Merger and integration-related costs	—	4,602	(4,602)	N/A	—	—
Other	170,228	179,777	(9,549)	(5.3)%	0.7	0.7
Total operating expenses	2.601,410	2,708,981	(107,571)	(4.0)%	9.3	9.8
Interest expense	58,641	60,358	(1,717)	(2.8)%	0.2	0.2
Total airline expenses	$2,660,051	$2,769,339	(109,288)	(3.9)%	9.5	10.0

Fuel.  Fuel costs decreased $75.9 million, or 16.9%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The average cost per gallon of fuel increased to $3.56 during the nine months ended September 30, 2012, from $3.49 during the nine months ended September 30, 2011. Effective July 1, 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts.  The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	104,690	128,364	(18.4)%
Average price per gallon	$3.56	$3.49	2.0%
Fuel expense	$372,471	$448,401	(16.9)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $13.9 million, or 1.6%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The average number of full-time equivalent employees increased 2.4% to 18,744 for the nine months ended September 30, 2012, from 18,298 for the nine months ended September 30, 2011. The increase in the average number of full-time equivalent employees and resulting increase in labor costs for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, was primarily due to an increase in block hours of 1.7% during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $18.7 million, or 3.5%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$510,610	$529,335	$(18,725)	(3.5)%
Less: Engine overhaul reimbursement from major partners	129,752	132,959	(3,207)	(2.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	44,589	58,257	(13,668)	(23.5)%
Aircraft maintenance excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$336,269	$338,119	$(1,850)	(0.5)%

Aircraft maintenance expense, excluding reimbursed engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rates, decreased $1.9 million, or 0.5%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in aircraft maintenance expense excluding engine overhaul costs for the nine months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to fewer scheduled maintenance events.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under the SkyWest Airlines and ExpressJet United Express Agreements, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the SkyWest Airlines and ExpressJet United Express Agreements can have a significant impact on our financial results. During the nine months ended September 30, 2012, our CRJ200 engine expense under our SkyWest Airlines and ExpressJet United Express Agreements decreased $13.7 million compared to the nine months ended September 30, 2011. The decrease in CRJ 200 engine overhauls reimbursed at a fixed hourly rate was principally due to fewer scheduled engine maintenance events. We expect a relatively steady reduction in the number of scheduled engine maintenance events on our CRJ200s  during 2013..

Under our Delta Connection Agreements we are reimbursed for engine overhaul costs by Delta at the time the maintenance event occurs. Under our Continental CPA, we are also reimbursed for actual engine overhaul costs at the time the expense is incurred. Such reimbursements are reflected as passenger revenue in our consolidated statements of comprehensive loss.

Aircraft rentals.  Aircraft rentals decreased $9.6 million, or 3.7%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2011.

Depreciation and amortization.  Depreciation and amortization expense increased $0.9 million, or 0.5%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  The increase in depreciation expense was primarily due to our acquisition of four CRJ700s between July 1, 2011 and September 30, 2012  that were financed through long-term debt.

Station rentals and landing fees.  Station rentals and landing fees expense increased $2.7 million, or 2.0%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase in station rentals and landing fees expense was primarily due to increase in departures for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Ground handling service.  Ground handling service expense decreased $6.7 million, or 6.7%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in ground handling service expense was primarily due to a reduction in outsourced ground handling services resulting from the termination of SkyWest Airlines’ AirTran code share agreement during the three months ended September 30, 2011.

Acquisition-related costs.  During the nine months ended September 30, 2011, we incurred $4.6 million of direct severance, legal and advisor fees associated with Atlantic Southeast’s acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expense during the nine months ended September 30, 2012.

Other operating expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $9.5 million, or 5.3%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in other expenses was primarily due to the reduction in property tax expense resulting from refunds received during the nine months ended September 30, 2012, and to the reduction in simulator training expense.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $109.3 million, or 3.9%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the SkyWest Airlines and ExpressJet Delta Connection Agreements and the Continental CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Total airline expense	$2,660,051	$2,769,339	$(109,288)	(3.9)%
Less: Fuel expense	372,471	448,401	(75,930)	(16.9)%
Less: Engine overhaul reimbursement from major partners	129,752	132,959	(3,207)	(2.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	44,589	58,257	(13,668)	(23.5)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,113,239	$2,129,722	$(16,483)	(0.8)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $16.4 million, or 0.8%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The percentage decrease in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, was due primarily to the factors described above.

Summary of other income (expense) items:

Other expenses, net.  Other expenses, net increased $0.6 million during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. Other expenses primarily consist of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase in other expenses was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong during the applicable periods.

Adjustment to Purchase Accounting Gain.  In connection with the preparation of ExpressJet’s 2010 tax return, an adjustment to the ExpressJet acquisition accounting was identified that resulted in an increase to the acquired deferred tax liabilities of $5.7 million, which was reflected on the condensed consolidated statement of comprehensive income (loss) under the caption “Adjustment to purchase accounting gain” for the nine months ended September 30, 2011.  We did not incur comparable expenses during the nine months ended September 30, 2012.

Income Taxes Expense. Our effective tax rate for the nine months ended September 30, 2012 was higher than the federal statutory rate of 35%, primarily due to state income taxes and we incurred expenses with limited tax deductibility relative to our pre-tax income for the nine-month period.  Our annual effective tax rate for the nine months ended September 30, 2011 varied from the federal statutory rate of 35%, primarily due to state income taxes and we incurred expenses with limited tax deductibility relative to our pre-tax loss for the year ended December 31, 2011.  Additionally, during the three months ended September 30, 2011, we recorded a $7.2 million benefit resulting from the an increase in the acquired ExpressJet deferred tax assets that was determined in conjunction with the preparation of the ExpressJet’s 2010 income tax return.

Net Income (loss).  Primarily due to factors described above, we had net income of $37.2 million, or $0.72 per diluted share, for the nine months ended September 30, 2012, compared to net loss of $(9.4) million, or ($0.18) per diluted share, for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 and total cash  and marketable securities position as of September 30, 2012 and December 31, 2011 (in thousands).

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Net cash provided by operating activities	$244,167	$161,399	$85,768	51.3%
Net cash used in investing activities	(120,993)	(65,841)	(55,152)	83.8%
Net cash used in financing activities	(116,242)	(123,298)	7,056	(5.7)%

	September 30, 2012	December 31, 2011	$ Change	% Change

Cash and cash equivalents	$136,458	$129,526	$6,932	5.4%
Restricted cash	19,449	19,434	15	0.1%
Marketable securities	583,171	497,552	85,619	17.2%
Total	$739,078	$646,512	$92,566	14.3%

Cash Flows from Operating Activities.

Net cash provided by our operating activities increased $85.8 million or 51.3%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The increase was primarily due to an increase in the pre-tax income during the nine months ended September 30, 2012, compared to our pre-tax loss during the nine months ended September 30, 2011.  During the nine months ended September 30, 2012, we had a pre-tax income of $60.3 million compared to a pre-tax loss of $22.4 million for the nine months ended September 30, 2011. The remainder of the increase was due primarily to changes in our working capital accounts.

Cash Flows from Investing Activities.

Net cash used in our investing activities increased $55.2 million or 83.8%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2012, net sales of marketable securities decreased $137.6 million as compared to the nine months ended September 30, 2011, due primarily to the additional cash provided by operations during the nine months end September 30, 2012.  During the nine months ended September 30, 2012, we did not make any deposits on aircraft, compared to $13.5 million of deposits on aircraft that we made during the nine months ended September 30, 2011. In addition, the acquisition of aircraft and rotable spare parts decreased by $56.4 million as compared to the nine months ended September 30, 2011.

Cash Flows from Financing Activities.

Net cash used in our financing activities decreased $7.1 million or 5.7%, during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease was primarily related to a decrease in the amount we spent to repurchase outstanding shares of common stock. During the nine months ended September 30, 2012, we spent $0.9 million to repurchase shares of common stock, compared to $56.2 million for stock repurchases during the nine months ended September 30, 2011. In addition, the proceeds from the issuance of long-term debt decreased by $38.2 million as compared to the nine months ended September 30, 2011.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2012, our total capital mix was 47.3% equity and 52.7% long-term debt, compared to 45.4% equity and 54.6% long-term debt at December 31, 2011.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2012	2013	2014	2015	2016	Thereafter

Operating lease payments for aircraft and facility obligations	$2,303,075	$105,460	$382,626	$358,818	$309,142	$239,731	$907,298
Interest commitments	462,097	23,553	72,260	65,575	58,554	51,196	190,959
Principal maturities on long term debt	1,701,889	58,229	170,978	176,984	184,180	189,623	921,895
Total commitments and obligations	$4,467,061	$187,242	$625,864	$601,377	$551,876	$480,550	$2,020,152

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

At present, we intend to fund our acquisition of any additional aircraft through a combination of operating leases and debt financing, consistent with our historical practices. Based on current market conditions and discussions with prospective leasing organizations, aircraft manufacturers and financial institutions, we currently believe that we will be able to obtain financing for additional aircraft, without materially reducing the amount of working capital available for our operating activities. Nonetheless, recent disruptions in the credit markets have resulted in greater volatility, decreased liquidity and limited availability of capital, and there is no assurance that we will be able to obtain necessary funding or that, if we are able to obtain necessary capital, the corresponding terms will be favorable or acceptable to us.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2012, we had 563 aircraft under lease with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $2.3 billion at September 30, 2012. Assuming a 5.2% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.8 billion at September 30, 2012.

Long-term Debt Obligations

As of September 30, 2012, we had approximately $1.7 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at September 30, 2012.

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

ITEM 3:               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the nine months ended September 30, 2012, approximately 8% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 5.4% to $3.68 for the three months ended September 30, 2012, from $3.49 for the three months ended September 30, 2011. The average price per gallon of aircraft fuel increased 2.0% to $3.56 for the nine months ended September 30, 2012, from $3.49 for the nine months ended September 30, 2011. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.4 million and $18.3 million in fuel expense for the three and nine month periods ended September 30, 2012, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt we have incurred and the amount of cash and securities we hold. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2012, we had variable rate notes representing 32.0% of our total long-term debt compared to 33.0% of our long-term debt at December 31, 2011. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.3 million in interest expense and received $1.7 million in additional interest income for the three months ended September 30, 2012. Based on this same hypothetical assumption, we would have incurred an additional $4.2 million in interest expense and received $4.7 million additional interest income for the nine months ended September 30, 2012. However, under our contractual arrangements with our major partners, we believe the majority of the increase in interest expense would be passed through to our major partners and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of comprehensive income (loss).

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.                CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2012, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.  The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of September 30, 2012, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta.

After proceedings that included contested motions, document discovery, and depositions, Delta voluntarily dismissed its Counterclaim.  Discovery in that action was not complete at the time of dismissal. On February 14, 2011, SkyWest Airlines and Atlantic Southeast voluntarily dismissed their claims in the Superior Court, and filed a new complaint (the “State Court Complaint”) in the Georgia State Court of Fulton County (the “State Court”). The claims continue to include breach of contract, breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety. Discovery in the State Court lawsuit is not yet complete.

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast.  The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. SkyWest Airlines and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest’s and Atlantic Southeast’s affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our consolidated financial statements with respect to the dispute. As of September 30, 2012, a range of reasonably possible loss is not determinable related to the Counterclaim.

During 2010, we began preliminary settlement discussions with Delta related to the dispute. Notwithstanding the legal merits of the case, we offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, we wrote off $5.9 million of related receivables as of December 31, 2010.  As of September 30, 2012, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2012.

SKYWEST, INC.

By	/s/ Eric Woodward
Eric Woodward
Chief Accounting Officer