Form 10-K
period 2012-12-31
SKYWEST INC
filed 2013-02-15
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 29, 2012 was approximately $320,824,359.

         As of February 8, 2013, there were 51,805,588 shares of the registrant's common stock outstanding.

Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.
ANNUAL REPORT ON FORM 10-K

PART I

        Unless otherwise indicated in this Report, "SkyWest," "we," "us," "our" and similar terms refer to SkyWest, Inc. and "SkyWest Airlines" refers to our wholly-owned subsidiary, SkyWest Airlines, Inc.

        Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. was merged into our subsidiary, Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In this Report, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination.

Cautionary Statement Concerning Forward-Looking Statements

        Certain of the statements contained in this Report should be considered "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "hope," "likely," and "continue" and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors.

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

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 4,000 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, US Airways Express, American Eagle or Alaska under code-share arrangements with Delta, United Air Lines, Inc. ("United") US Airways Group, Inc. ("US Airways"), American Airlines, Inc. ("American") and Alaska Airlines ("Alaska"). SkyWest Airlines and ExpressJet generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S.

Federal Aviation Administration (the "FAA"). We currently anticipate that we will complete the full integration of the operations of Atlantic Southeast and ExpressJet Delaware into ExpressJet during 2013 and 2014.

        SkyWest Airlines and ExpressJet have developed industry-leading reputations for providing quality regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2012, our consolidated fleet consisted of a total of 744 aircraft, of which 445 were assigned to United, 261 were assigned to Delta, 15 were assigned to US Airways, 12 were assigned to American, five were assigned to Alaska, four were subleased to affiliated entities and two were subleased to unaffiliated entities. We currently operate two types of regional jet aircraft: the Bombardier Aerospace ("Bombardier") regional jet, which comes in three different configurations (the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900")), and the Embraer S.A. ("Embraer") regional jet, which we operate in two different configurations the 50-seat Embraer ERJ-145 regional jet ("ERJ145") and the 37-seat Embraer ERJ-135 regional jet ("ERJ135"). We also operate the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop").

        We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634-3000. We maintain an Internet web site at www.skywest.com. Our website provides a link to the web site of the SEC, through which our annual, quarterly and current reports, as well as amendments to those reports, are available. In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service to airports primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,750 daily scheduled departures as of December 31, 2012, of which approximately 1,050 were United Express flights, 500 were Delta Connection flights, 90 were US Airways Express flights, 85 were American Eagle flights and 25 were Alaska-coded flights. SkyWest Airlines' operations are conducted principally from airports located in Chicago (O'Hare), Denver, Los Angeles, Houston, Minneapolis, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. SkyWest Airlines' fleet as of December 31, 2012 consisted of 28 CRJ900s, all of which were flown for Delta; 94 CRJ700s, of which 70 were flown for United, 19 were flown for Delta and five were flown for Alaska; 159 CRJ200s, of which 78 were flown for United, 54 were flown for Delta, 15 were flown for US Airways and 12 were flown for American; and 42 Brasilia turboprops, of which 34 were flown for United and eight were flown for Delta.

        SkyWest Airlines currently conducts Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). SkyWest Airlines' United code-share operations are conducted under a United Express Agreement, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives (the "SkyWest Airlines United Express Agreement"). SkyWest Airlines currently conducts its Alaska and US Airways operations pursuant to the terms of code-share agreements with Alaska and US Airways, respectively, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month, and an incentive or penalty based on performance incentives. During 2012, SkyWest Airlines entered into a code-share agreement with American (the "SkyWest Airlines American Agreement"), pursuant to which SkyWest Airlines currently operates as American Eagle on designated routes, and is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month and an incentive or penalty based on performance incentives.

  ExpressJet

        ExpressJet provides regional jet service principally in the United States, primarily from airports located in Atlanta, Cleveland, Chicago (O'Hare), Denver, Houston, Detroit, Memphis, Newark, Minneapolis and Washington Dulles. ExpressJet offered more than 2,125 daily scheduled departures as of December 31, 2012, of which approximately 750 were Delta Connection flights and 1,375 were United Express flights. As of December 31, 2012, the ExpressJet fleet consisted of 18 CRJ900s (all of which were flown for Delta), 41 CRJ700s (all of which were flown for Delta), 107 CRJ200s (93 of which were flown for Delta and 14 of which were flown for United), 242 ERJ145s, (all of which were flown for United) and seven ERJ135s(all of which were flown for United).

        ExpressJet currently conducts Delta Connection operations pursuant to the terms of a Second Amended and Restated Delta Connection Agreement initially executed between Delta and Atlantic Southeast and to which ExpressJet is now a party (the "ExpressJet Delta Connection Agreement"). Under the ExpressJet Delta Connection Agreement, ExpressJet is paid primarily on a fee-per-completed block hour and departure basis, plus, if ExpressJet completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ExpressJet Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. ExpressJet's United code-share operations are conducted under a Capacity Purchase Agreement initially executed by ExpressJet and Continental Airlines, Inc. ("Continental") and to which United became a party through its merger with Continental (the "United CPA") and two United Express Agreements between ExpressJet and United (collectively, the "ExpressJet United Express Agreements"). Under the ExpressJet United Express Agreements and the United CPA ExpressJet is paid by United, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives. During 2012, ExpressJet entered into a code-share agreement with American, pursuant to which ExpressJet is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month and an incentive or penalty based on performance incentives. ExpressJet is scheduled to begin operations with American during February 2013.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other code-sharing regional airlines, but also with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ExpressJet among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation ("Air Wisconsin"), American Eagle Airlines, Inc. ("American Eagle") (owned by American), Compass Airlines ("Compass"), Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc. , Mesa Air Group, Inc. ("Mesa"), Pinnacle Airlines Corp. ("Pinnacle"), Republic Airways Holdings Inc. ("Republic"), Trans State Airlines, Inc. ("Trans State") and PSA Airlines, Inc. ("PSA") (owned by US Airways). Major airlines award contract flying to these regional airlines based primarily upon, the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, cancellation of flights, baggage handling performance and the overall image of the regional airline as a whole. The principal competitive factors we experience with respect to our pro-rate flying include fare pricing, customer service, routes served, flight schedules, aircraft types and relationships with major partners.

        The principal competitive factors for code-share partner regional airlines are code-share agreement terms, customer service, aircraft types, fare pricing, flight schedules and markets and routes served. The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operation in the United States. However, some of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines and ExpressJet, individually or collectively. Additionally, regional carriers owned by major airlines, such as American Eagle and PSA, may have access to greater resources, through their parent companies, than SkyWest Airlines and ExpressJet, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ExpressJet. Nevertheless, the per-passenger component in such fee structure would be affected by an economic downturn. In addition, if Delta or United, or any of our other code-share partners, experience a prolonged decline in passenger load or are negatively affected by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ExpressJet, as applicable, or cancel flights in order to reduce their costs.

Industry Overview

  Majors, Low-Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Delta, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

        Low-cost carriers, such as Southwest Airlines Co. ("Southwest"), JetBlue Airways Corporation ("JetBlue") and Republic, generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

        Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Pinnacle, Compass, Mesaba, Trans State and Republic, typically operate smaller aircraft on lower-volume routes than major and low-cost carriers. Several regional airlines, including American Eagle, PSA, and Horizon, are wholly-owned subsidiaries of major airlines.

        In contrast to low-cost carriers, regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed "contract" or "fixed-fee" flights, or receives a percentage of applicable ticket revenues, termed "pro-rate" or "revenue-sharing" flights.

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Washington Dulles, Denver, Houston, Los Angeles and San Francisco as United Express, out of Salt Lake City and Minneapolis as Delta Connection, out of Seattle and Portland as an Alaska carrier, out of Phoenix as a US Airways carrier and out of Los Angeles as American Eagle. ExpressJet operates primarily as Delta Connection out of Atlanta and Detroit and as United Express out of Chicago (O'Hare), Houston, Cleveland, Newark, Denver and Washington Dulles. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

  •
  Fixed-Fee Arrangements.  Under a fixed-fee arrangement, the major airline generally pays the regional airline a fixed-fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airlines absorb most of the costs associated with the regional airline flight, the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

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

Code-Share Agreements

        SkyWest Airlines and ExpressJet operate under United Express Agreements with United. SkyWest Airlines and ExpressJet operate under Delta Connection Agreements with Delta. ExpressJet operates under the United CPA with United. SkyWest Airlines and ExpressJet operate under capacity purchase agreements with American. SkyWest Airlines operates under code-share agreements with US Airways and Alaska.

        These code-share agreements authorize Delta, United, American, Alaska and US Airways to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "AA", "AS" or "US," respectively) in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express, American Eagle, US Airways Express or Alaska, as applicable. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with our major partners. During the year ended December 31, 2012, approximately 91% of our passenger revenues related to contract flights, where Delta, United, Alaska and US Airways controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues during the year ended December 31, 2012 related to pro-rate flights, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2012, SkyWest Airlines operated 28 CRJ900s, 19 CRJ700s and 45 CRJ200s under the SkyWest Airlines Delta Connection Agreement. As of December 31, 2012, SkyWest Airlines was operating more than 500 Delta Connection flights per day between Salt Lake City, Detroit or Minneapolis and outlying destinations. Additionally, as of December 31, 2012, SkyWest Airlines operated eight Brasilia turboprops and nine CRJ200 under the Delta code under a revenue-sharing arrangement. Generally, Delta is entitled to all passenger, cargo and other revenues associated with each flight.

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

        The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on December 31, 2022, unless Delta elects to exercise its option to extend the term for up to four additional five-year terms. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances, including:

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

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if SkyWest Airlines fails to maintain competitive base rate costs (provided, however, that SkyWest Airlines has the right to adjust its rates prior to any such termination).

ExpressJet Delta Connection Agreement

        ExpressJet and Delta are parties to the ExpressJet Delta Connection Agreement, originally dated as of September 8, 2005. As of December 31, 2012, ExpressJet operated 18 CRJ900s, 41 CRJ700s and 93 CRJ200s for Delta under the ExpressJet Delta Connection Agreement. As of December 31, 2012, ExpressJet was operating more than 750 Delta Connection flights per day between Atlanta or Detroit and outlying destinations. Under the ExpressJet Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ExpressJet obtained the right to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

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

  •
  if the other party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or if either party makes an assignment for the benefit of creditors; or

  •
  if ExpressJet fails to maintain competitive base rate costs (provided, however, that ExpressJet has the right to adjust its rates prior to any such termination).

        During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. All 34 dual-class aircraft will be operated under the terms and conditions of the SkyWest Airlines Delta Connection Agreement regardless of whether SkyWest Airlines or ExpressJet operate the aircraft. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of December 31, 2012, we had taken delivery of 15 CRJ900s and five CRJ700s. Of the 20 dual-class aircraft that were in operation as of December 31, 2012, ExpressJet was operating 11. The remaining lease terms of the 34 additional aircraft currently run through December 31, 2022. We anticipate that the 14 remaining CRJ900 aircraft will be delivered by June 2013. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed from Delta operations, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to us.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the SkyWest Airlines United Express Agreement entered into on July 31, 2003. As of December 31, 2012, SkyWest Airlines operated 70 CRJ700s, 78 CRJ200s and 34 Brasilia turboprops under the SkyWest Airlines United Express Agreement, flying a total of approximately 1,050 United Express flights per day between Chicago (O'Hare), Denver, Houston, Los Angeles, San Francisco or Washington Dulles and designated outlying destinations. Generally, under the SkyWest Airlines United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines United Express Agreement, SkyWest Airlines receives from United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2012, 25 of the 34 Brasilia turboprops and 17 of the 78 CRJ200s SkyWest Airlines operated under the SkyWest Airlines United Express Agreement were operated under a revenue-sharing arrangement. On October 16, 2009, SkyWest Airlines and United agreed to extend the right of SkyWest Airlines to operate 40 regional jet aircraft under the SkyWest Airlines United Express Agreement until the end of their respective lease terms.

        United has the option, upon twelve months prior notice, to extend the SkyWest Airlines United Express Agreement for five years. The SkyWest Airlines United Express Agreement is scheduled to terminate in 2024. The SkyWest Airlines United Express Agreement is subject to early termination in various circumstances including:

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

ExpressJet United CPA

        Effective November 12, 2010, ExpressJet Delaware and Continental entered into the United CPA, whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. The rights and obligations of ExpressJet Delaware under the United CPA became the rights and obligations of ExpressJet as a consequence of the ExpressJet Combination. The rights and obligations of Continental under the United CPA became the rights and obligations of United as a consequence of United's merger with Continental in 2010.

        The United CPA provides for a ten-year term, subject to early termination by United or ExpressJet upon the occurrence of certain events. United's termination rights include the right to terminate the United CPA if ExpressJet's performance falls below identified standards (and such failure is not cured within 60 days following receipt of notice), upon the occurrence of a labor strike lasting 15 days or longer and upon the occurrence of a material default under certain lease agreements relating to aircraft operated by ExpressJet under the United CPA (provided that such material default is not cured within 60 days following receipt of notice). ExpressJet's termination rights include the right to terminate the United CPA if United fails to make payment of $500,000 or more due to ExpressJet under the United CPA and such failure is not cured within five business days following receipt of notice.

        Under the terms of the United CPA, ExpressJet operates 220 ERJ145s and seven ERJ135s in the United flight system. All of the ERJ145s and ERJ 135s are leased to ExpressJet by United pursuant to sublease or lease agreements. Upon the expiration of the United CPA, ExpressJet is obligated to return the subleased or leased aircraft to United.

        Under the terms of the United CPA, United has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the United CPA. Additionally, ExpressJet may earn incentive compensation for good operating performance, but is subject to financial penalties for poor operating performance. The parties to the United CPA have made customary representations, warranties and covenants, and the United CPA contains other provisions typical of agreements of this kind, including with respect to various operational, marketing and administrative matters.

ExpressJet United Express Agreements

        ExpressJet and United are parties to two ExpressJet United Express Agreements, consisting of a United Express Agreement initially executed between ExpressJet Delaware and United, dated December 1, 2009, and a United Express Agreement initially executed between Atlantic Southeast and United, dated February 10, 2010. As of December 31, 2012, ExpressJet operated 22 ERJ145s and 14 CRJ200s under the United Express Agreements. Generally, under the ExpressJet United Express Agreements, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

        ExpressJet's rights to fly aircraft under the ExpressJet United Express Agreements expire in two tranches: the agreements expire with respect to 22 ERJ145s on April 30, 2015, and 14 CRJ200s during 2015. Under the agreements, United must notify ExpressJet of its intention to renew each tranche of aircraft not less than six months prior to the end of the term for such aircraft.

SkyWest Airlines American Agreement

        On September 11, 2012, SkyWest Airlines and American entered into the SkyWest Airlines American Agreement. As of December 31, 2012, SkyWest Airlines operated 12 CRJ200s under the SkyWest Airlines American Agreement, flying approximately 85 American Eagle flights per day between Los Angeles and designated outlying destinations. Generally, under the SkyWest Airlines American Agreement, American retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines American Agreement, SkyWest Airlines receives from American compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines American Agreement provides for incentives and penalties based upon SkyWest Airlines' performance, including on-time arrival performance, completion percentage rates and customer complaints. Additionally, certain of SkyWest Airlines' operating costs are reimbursed or paid directly by American, including costs related to fuel.

        The SkyWest Airlines American Agreement is scheduled to terminate in 2016. The SkyWest Airlines American Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or American fails to fulfill an obligation under the SkyWest Airlines American Agreement for a period of 30 days after written notice to cure;

  •
  if SkyWest Airlines' operations fall below certain performance levels;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

ExpressJet American Agreement

        On September 11, 2012, ExpressJet and American entered into the ExpressJet American Agreement. During the first quarter of 2013, ExpressJet is scheduled to begin operating 11 CRJ200s under the ExpressJet American Agreement between Dallas and designated outlying destinations. Generally, under the ExpressJet American Agreement, American retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing ExpressJet's obligations under the ExpressJet American Agreement, ExpressJet is entitled to receive from American compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The ExpressJet American Agreement provides for incentives and penalties based upon ExpressJet's performance, including on-time arrival performance, completion percentage rates and customer complaints. Additionally, certain of ExpressJet's operating costs are reimbursed or paid directly by American, including costs related to fuel.

        The ExpressJet American Agreement is scheduled to terminate in 2017. The ExpressJet American Agreement is subject to early termination in various circumstances including:

  •
  if ExpressJet or American fails to fulfill an obligation under the ExpressJet American Agreement for a period of 30 days after written notice to cure;

  •
  if ExpressJet's operations fall below certain performance levels;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

SkyWest Airlines Alaska Capacity Purchase Agreement

        On April 13, 2011, SkyWest Airlines and Alaska entered into the SkyWest Airlines Alaska Capacity Purchase Agreement. As of December 31, 2012, SkyWest Airlines operated five CRJ700s under the SkyWest Airlines Alaska Capacity Purchase Agreement, flying approximately 25 Alaska flights per day between Seattle or Portland and designated outlying destinations. Generally, under the SkyWest Airlines Alaska Capacity Purchase Agreement, Alaska retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

        The SkyWest Airlines Alaska Capacity Purchase Agreement is scheduled to terminate in 2018. The SkyWest Airlines Alaska Capacity Purchase Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or Alaska fails to fulfill an obligation under the SkyWest Airlines Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;

  •
  if SkyWest Airlines' operations fall below certain performance levels;

  •
  subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or

  •
  if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

SkyWest Airlines US Airways Express Agreement

        On November 17, 2011, SkyWest Airlines and US Airways entered into the SkyWest Airlines US Airways Express Agreement. As of December 31, 2012, SkyWest Airlines operated 14 CRJ200s under the SkyWest Airlines US Airways Express Agreement, flying a total of approximately 90 US Airways Express flights per day between Phoenix and designated outlying destinations. Additionally, as of December 31, 2012, SkyWest Airlines operated one CRJ200s under a revenue-sharing arrangement. Generally, under the SkyWest Airlines US Airways Express Agreement, US Airways retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

        The SkyWest Airlines US Airways Agreement is scheduled to terminate in 2015. The SkyWest Airlines US Airways Express Agreement is subject to early termination in various circumstances including:

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

Markets and Routes

        As of December 31, 2012, SkyWest Airlines and ExpressJet scheduled the following daily flights as a United Express carrier: 610 flights to or from Houston International Airport, 425 flights to or from Chicago O'Hare International Airport, 325 flights to or from Denver International Airport, 300 flights to or from San Francisco International Airport, 250 flights to or from Los Angeles International Airport, 275 flights to or from Newark International Airport, 150 flights to or from Washington Dulles International Airport and 90 flights to or from Cleveland International Airport.

        As of December 31, 2012, SkyWest Airlines and ExpressJet scheduled the following daily flights as Delta Connection carriers: 530 flights to or from Hartsfield—Jackson Atlanta International Airport, 300 flights to or from Salt Lake City International Airport, 175 flights to or from Minneapolis International Airport, 125 flights to or from Detroit International Airport, 70 flights to or from Memphis International Airport and 50 flights to or from Cincinnati/Northern Kentucky International Airport.

        As of December 31, 2012, SkyWest Airlines scheduled 90 daily flights as a US Airways Express carrier to or from Phoenix International Airport.

        As of December 31, 2012, SkyWest Airlines scheduled 85 daily flights as an American Eagle carrier to or from Los Angeles International Airport.

        As of December 31, 2012, SkyWest Airlines scheduled ten daily flights as an Alaska carrier to or from Portland International Airport and 15 daily flights as an Alaska carrier to or from Seattle-Tacoma International Airport.

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

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply; however, our code-share agreements with Delta, United, American, Alaska and US Airways provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2012, United purchased the majority of the fuel for our United aircraft under contract directly from its fuel vendors; and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Railway Labor Act

        Our relations with labor unions in the U.S. are governed by the Railway Labor Act (the "RLA"). Under the RLA, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the "NMB") an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB's usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

        Under the RLA, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self help," unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in "self help." "Self help" includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. Congress and the President have the authority to prevent "self help" by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

        As of December 31, 2012, we had 18,145 full-time equivalent employees. Approximately 42% of these employees were represented by unions, including the employee groups listed in the table below. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination. Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,620	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	940	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	70	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	420	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,560	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	670	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	80	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	75	International Brotherhood of Teamsters	Amendable

        The successful combination of the employee groups of ExpressJet Delaware and Atlantic Southeast and achievement of the anticipated benefits of our acquisition of ExpressJet Delaware will depend significantly on the results of our efforts to integrate the work groups of Atlantic Southeast and

ExpressJet Delaware and on maintaining productive employee relations. The integration of the workforces of ExpressJet Delaware and Atlantic Southeast has been, and we anticipate it will continue to be, challenging. Completing the integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various work groups and the relative seniority of the work groups at each carrier. Unexpected delays or expenses or other challenges to integrating the workforces could impact the anticipated synergies from the ExpressJet Combination and affect our financial performance.

        As of December 31, 2012, SkyWest and SkyWest Airlines collectively employed 9,300 full-time equivalent employees, consisting of 5,377 pilots and flight attendants, 2,441 customer service personnel, 1,281 mechanics and other maintenance personnel, and 201 administration and support personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines' employees do, however, occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

Government Regulation

        All interstate air carriers, including SkyWest Airlines and ExpressJet, are subject to regulation by the U.S. Department of Transportation (the "DOT"), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record-keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other methods, certifications, which are necessary for the continued operations of SkyWest Airlines and ExpressJet, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety-related items and the mandatory removal and replacement of aircraft parts.

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

        All air carriers operating in the United States of America are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ExpressJet are also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with these laws and regulations.

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

Seasonality

        Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our pro-rate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which occasionally results in cancelled flights, principally during the winter months.

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

        If any of our code-share agreements with Delta or United are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of any of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airlines independent from major partners would be a significant departure from our business plan, would likely be very difficult and would likely require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by either of SkyWest Airlines or ExpressJet of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ExpressJet from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ExpressJet, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. The current terms of the United CPA are subject to certain early termination provisions and subsequent renewals. United may terminate the United CPA due to an uncured breach by ExpressJet of certain operational and performance provisions, including measures and standards related to flight completions and on-time arrivals.

        We currently use the systems, facilities and services of Delta and United to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to replace those systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta and United could require us to sell or assign to them facilities and assets, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

The amounts we receive under our code-share agreements may be less than the corresponding costs we incur.

        Under our code-share agreements with Delta, United, American, Alaska and US Airways, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2012, approximately 25% of our costs were pass-through costs and approximately 75% of our costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

        SkyWest Airlines and ExpressJet are parties to Delta Connection Agreements, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. Among other provisions, those Delta Connection Agreements provide that Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. On November 19, 2010, SkyWest Airlines and ExpressJet reached agreements with Delta related to the second lowest rate provisions to be applied under their respective Delta Connection Agreements. As a result, SkyWest Airlines and ExpressJet have established the contractual rates which will apply under those agreements through December 31, 2015.

        There can be no assurance that the agreed-upon rates contemplated by our Delta Connection Agreements will be higher than the costs SkyWest Airlines and ExpressJet will incur to provide the services required under their respective Delta Connection Agreement. The new rates and future rate adjustments could negatively affect our financial position and operating results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2012, our salary, wage and benefit costs constituted approximately 35% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        Approximately 42% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the RLA, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

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

        On November 12, 2010, we acquired ExpressJet Delaware through a merger of ExpressJet Holdings, Inc. ("ExpressJet Holdings"), the sole shareholder of ExpressJet Delaware, with a wholly-owned subsidiary of Atlantic Southeast (the "ExpressJet Merger"). Effective December 31, 2011, we combined the operations of Atlantic Southeast and ExpressJet Delaware through the ExpressJet Combination. Many of the potential synergies of our acquisition of ExpressJet Delaware will only result from the successful integration of the operations of Atlantic Southeast and ExpressJet Delaware, both of which operated as independent airlines prior to the ExpressJet Combination. The integration of the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware has required, and will continue to require, our management to devote significant attention and resources to combining the business practices and operations of both airlines. We incurred significant costs, and devoted significant management time, in our efforts to obtain a single operating certificate for the combined operations of Atlantic Southeast and ExpressJet Delaware. Although that single operating certificate was issued by the FAA on November 17, 2011, and the ExpressJet Combination was completed on December 31, 2011, our management and employees will continue to devote significant attention and resources to the successful integration of the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware, particularly with respect to the integration of the work groups of the two airlines.

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

We may be unable to profitably redeploy smaller aircraft removed from service.

        As of December 31 2012, we had 559 small regional aircraft (37-50 seat aircraft), 557 of which were operating under fixed-fee agreements or revenue-sharing agreements. Between December 2013 and December 2015, 21 of these aircraft are scheduled to be removed from fixed-fee operations. In most cases, the term of the aircraft lease or debt agreement applicable to those 21 aircraft exceeds the term of the fixed-fee agreement for such aircraft. To the extent that aircraft are removed from service, we must either sell or sublease the aircraft to another party or redeploy it in order to cover our carrying expenses for that aircraft. Our inability to sell, sublease and/or redeploy aircraft that have been removed from fixed-fee agreements could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        The average age of our CRJ200s, ERJ145s, CRJ700s and CRJ900s is approximately 11.2 years, 11.0 years, 7.6 years and 5.0 years respectively. Most of the parts on these fleets are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our non-engine maintenance costs are expected to continue to increase on our CRJ200, ERJ145, CRJ700 and CRJ900 fleets. Our-non engine maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages and these warranties expire. Those increased costs will have a negative impact on our financial results.

We may be negatively impacted if Delta or United experiences significant financial difficulties in the future.

        For the year ended December 31, 2012 approximately 97.0% of the available seat miles ("ASMs") generated in our operations were attributable to our code-share agreements with Delta and United. If Delta or United experiences significant financial difficulties, we would likely be negatively affected. For example, volatility in fuel prices may negatively impact Delta's and United's results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

        In light of the importance of our code-share agreements with Delta and United to our business, a default by Delta or United under any of these agreements, or the termination of these agreements could jeopardize our operations. Such events could leave us unable to operate many of our current aircraft, as well as additional aircraft we are obligated to purchase, which would likely result in a material adverse effect on our operations and financial condition.

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

SkyWest Airlines and ExpressJet are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. As of December 31, 2012, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. The current status of the litigation with Delta is summarized below in Item 3. Legal Proceedings.

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

        SkyWest, SkyWest Airlines and ExpressJet are parties to code-share agreements with Delta and United. For the year ended December 31, 2012, approximately 97% of our ASMs were attributable to flights we flew under those agreements. We anticipate that, for the foreseeable future, substantially all of our revenues will be generated under existing or future code-share agreements.

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

        As of December 31, 2012, we had a total of approximately $1.6 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2012, we had 568 aircraft under lease, with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $2.2 billion at December 31, 2012. At a 4.7% discount factor, the present value of these lease obligations was equal to approximately $1.8 billion at December 31, 2012. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our fleet replacement will require a significant increase in our leverage and the related cash outflows.

        We currently have 268 CRJ200s with an average life of 11.2 years, 242 ERJ145s with an average life of 11.0 years and 42 Brasilia turboprops with an average life of 15.4 years. We anticipate that over the next several years, we will continue to replace these aircraft with large regional jets or turboprops. Our fleet replacement strategy will require significant amounts of capital to acquire these large regional jets or turboprops.

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

        Additional growth opportunities within the Delta and United flight systems are limited by various factors. Except as currently contemplated by our existing code-share agreements, we cannot assure that Delta and United will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the troubled nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially and adversely affect our operating results and our financial condition.

        Our business model depends on major airlines, including Delta and United, electing to contract with us instead of operating their own regional jets. Some major airlines own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code-share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code-share agreements. A decision by Delta or United to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

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

        Pursuant to our contract flying arrangements, our major partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2012, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 60% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2012, we operated 17 CRJ200s under a pro-rate agreement with United. We also operate nine CRJ200 under a pro-rate agreement with Delta and one CRJ200 under a pro-rate arrangement with US Airways. Our operating and financial results with respect to these pro-rate arrangements can be affected by the price and availability of jet fuel and in the event we are unable to pass on increased fuel prices to our pro-rate customers by increasing fares our financial performance would be adversely impacted.

The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

        Prompted by the crash of a Colgan aircraft in 2009, near Buffalo, New York, passengers and governmental authorities have raised questions about pilot qualifications, training and fatigue. The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") was enacted in August of 2010. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

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

        The majority of our code-share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code-share agreements. Generally, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements, however, in recent years our major partners have reduced our utilization to levels which, at times, have been lower than the levels required by our code-share agreements. If our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major partners may change routes and frequencies of flights, which can shorten flight trip lengths. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code-share agreements would adversely impact our financial results.

There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

        Our major airline partners have indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions. Specifically, they have identified an oversupply of 50-seat regional jets under contractual commitments with regional airlines. Delta in particular has reduced both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts. There are currently more than 300 50-seat aircraft within the Delta Connection system. In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements (See the risk factor titled "Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results" for additional details). This decrease has had, and may continue to have, a negative impact on our regional airline services revenue and financial results.

Declining interest rates could have a negative effect on our financial results.

        Our earnings are affected by changes in interest rates due to the amount of our variable rate long-term debt and the amount of cash and securities we hold. Under our contractual arrangements with our major partners, we are directly reimbursed for interest expense on debt-financed aircraft as a pass-through cost. The reimbursement of the interest expense is recorded as passenger revenue in our consolidated statements of income. Thus, a decline in interest expense associated with contract aircraft would likely be offset by a reduced aircraft ownership cost passed through to our major partners. Interest expense decreased $3.0 million, or 3.7%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income decreased $0.3 million, or 3.7% during the year ended December 31, 2012, compared to the year ended December 31, 2011. Interest income is not a component of our contractual arrangement with our major partners. If interest rates were to decline, our major partners would receive the principal benefit of the interest expense decline, since interest expense is generally passed through to our major partners; however, if declining interest rates reduce our interest income, our financial results will be negatively affected.

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

        The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through December 31, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government ceases to provide such insurance beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase insurance coverage, likely with a narrower scope, from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

        We currently operate primarily through hubs in Atlanta, Los Angeles, Houston, Minneapolis, Detroit, San Francisco, Salt Lake City, Chicago, Denver, Houston, Washington, D.C., Newark, Cleveland and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and, during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita and Superstorm Sandy, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ExpressJet. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, San Francisco, Newark and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our, operations and financial performance.

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

        On September 4, 2008, we announced our intention to acquire a 20% interest in a Brazilian regional airline, Trip Linhas Aereas ("Trip"), for $30 million. On July 12, 2012, we sold our interest in Trip to Trip Investimentos, Ltda. ("Trip Investimentos") for a price of $42 million. The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement. As part of the sale transaction, we also received an option to acquire 15.38% of the ownership in Trip Investimentos. The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire our Trip shares. The exercise price escalates annually at a specified rate and we can exercise the option, at our discretion, between the second and fourth anniversaries of our receipt of the final required installment payments from Trip Investimentos. Under the terms of the purchase agreement, Trip Investimentos cannot transfer the Trip shares until all three installment payments have been made. For financial reporting purposes, the restriction on Trip Investimentos' ability to transfer the Trip shares prevents the transaction from being recognized as a sale. As of December 31, 2012, we had received the first installment payment of $8.4 million. The initial payment was recorded as an "Other Long-Term Liability" on our consolidated balance sheet. The second installment payment is due July 12, 2013, for an amount of $16.8 million. The third installment payment is due July 12, 2014, for an amount of

$16.8 million. There can be no assurance that we will receive the remaining installments payable to us by Trip Investimentos.

        On September 29, 2010, we invested $7 million to acquire a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"). During 2011, we invested an additional $3 million in Air Mekong. We had an investment balance of $1.7 million in Air Mekong as of December 31, 2012. Our investment in Air Mekong is recorded as an "Other Asset" on our consolidated balance sheet. There is no assurance that Air Mekong will ultimately succeed in its business plan. In addition, we sublease four CRJ900s to Air Mekong. In the event Air Mekong incurs operating losses or files for bankruptcy, our investment may have little or no value and our financial results and condition would be negatively impacted. In addition, we may not be able to sublease or operate the four CRJ900s.

Our business could be harmed if we lose the services of our key personnel.

        Our business depends upon the efforts of our chief executive officer, Jerry C. Atkin, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who cease to be employed by us and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-man insurance on any of our executive officers.

Risks Related to the Airline Industry

We may be materially affected by uncertainties in the airline industry.

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers, including American, United, US Airways, Pinnacle and Mesa, the slowing U.S. economy and continuing hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

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

        Due, in part, to the dynamic nature of the airline industry, major airlines may also make other strategic changes such as changing or consolidating hub locations. If our major partners were to make changes such as these in their strategy and operations, our operations and financial results could be adversely impacted.

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

        The price of aircraft fuel is unpredictable and volatile. Higher fuel prices may lead to higher airfares, which would tend to decrease the passenger load of our code-share partners. Over extended periods, such decreases will likely have an adverse effect on the number of flights we could be scheduled to operate and adversely affect our revenues. Additionally, fuel shortages have been threatened. In addition, we bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2012, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 60% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2012, we operated 17 CRJ200s under a pro-rate agreement with United, nine CRJ200 under a pro-rate agreement with Delta and one CRJ200 under a pro-rate arrangement with US Airways. The future cost and availability of fuel to us cannot be predicted, and substantial fuel cost increases or the unavailability of adequate supplies of fuel may have a material adverse effect on our results of operations. During periods of increasing fuel costs, our operating margins have been, and will likely continue to be, adversely affected.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2012, we had 51,432,790 shares outstanding. In addition, as of December 31, 2012, we had equity-based incentive plans under which 2,973,459 shares are reserved for issuance and an employee stock purchase plan under which 1,855,580 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

        Our ability to issue shares of preferred and common stock without shareholder approval may have the effect of delaying or preventing a change in control and may adversely affect the voting and other rights of the holders of our common stock, even in circumstances where such a change in control would be viewed as desirable by most investors. The provisions of the Utah Control Shares Acquisitions Act may also discourage the acquisition of a significant interest in or control of our company. Additionally, our code-share agreements contain termination and extension trigger provisions related to change in control type transactions that may have the effect of deterring a change in control of our company.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2012, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	87	181	50	1,500	530	11.2
CRJ700s	69	66	70	1,600	530	7.6
CRJ900s	11	39	90	1,500	530	5.0
ERJ145s	0	242	50	1,500	530	11.0
ERJ135s	0	7	37	1,500	530	11.4
Brasilia Turboprops	9	33	30	300	300	15.4

        The following table outlines the expected size and composition of our combined fleet for the periods indicated. The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of each lease and debt-financed aircraft will be retired or sold as the debt matures.

	As of December 31,
	2013	2014	2015	2016
Expected fleet size
Total Bombardier Regional Jets	441	416	401	372
Total Embraer Regional Jets	223	197	157	157
Total Brasilia Turboprops	23	13	12	12
Total Combined Fleet	687	626	570	541

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

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2012, SkyWest Airlines operated 42 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

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

  •
  SkyWest Airlines leases a 131,300 square foot facility at the Salt Lake International Airport. This facility consists of a 58,400 square-foot aircraft maintenance hangar and a 72,900 square-foot training and office facility. In January 2002, SkyWest Airlines entered into a sale lease-back agreement with the Salt lake City Department of Airports. SkyWest Airlines is leasing the facility under an operating lease arrangement over a 26-year term.

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

  •
  SkyWest Airlines leases a 28,000 square-foot hangar and office facility in Nashville, Tennessee.

  •
  SkyWest Airlines owns a 57,000 square-foot maintenance facility and a 28,000 square-foot office facility in Chicago, Illinois.

  •
  SkyWest Airlines owns a 55,000 square-foot hangar and a 46,000 square-foot office facility in Colorado Springs, Colorado.

  ExpressJet Facilities

  •
  ExpressJet leases an aircraft hangar complex consisting of 203,000 square feet of building space. The complex also contains a 15,000 square-foot ground service equipment facility. The 203,000 square-foot building space consists of a 114,000 square foot aircraft maintenance hangar, 18,000 square-foot training facility, and 71,000 square feet of renovated office space which is utilized to support various operating divisions and ExpressJet's Operational Control Center. The lease agreement for the aircraft hangar complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  ExpressJet leases a 20,000 square-foot facility at the Hartsfield-Jackson Atlanta International Airport which serves as ExpressJet's corporate headquarters. The lease agreement for this facility has a seven-year term and is scheduled to expire on July 31, 2018.

  •
  ExpressJet leases a group of warehouse units for the purpose of parts storage in College Park, Georgia. The 14,000 square feet of warehouse space is leased on a month-to-month basis.

  •
  ExpressJet leases an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,000 square-foot aircraft hangar facility and 41,000 square feet of training and office space. The lease agreement has a sixteen-year term and is scheduled to expire on April 1, 2018. ExpressJet has subleased the hangar complex to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations of the lease under the lease agreement.

  •
  ExpressJet leases an aircraft hangar complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square feet of office support space. ExpressJet has the right to occupy the Baton Rouge facility rent-free until 2022.

  •
  ExpressJet leases a 35,000 square-foot hangar facility in Columbia, South Carolina. The lease agreement has a five-year term and is scheduled to expire on June 30, 2015.

  •
  ExpressJet leases 34 gates and other premises of the Central Passenger Terminal Complex located on Concourse C and Concourse D at Hartsfield-Jackson Atlanta International Airport. The lease agreement is scheduled to expire on September, 20, 2017.

  •
  ExpressJet leases a 91,000 square-foot aircraft maintenance facility in Cleveland, Ohio. The lease agreement is scheduled to expire on January 30, 2015.

  •
  ExpressJet leases a 64,000 square-foot aircraft maintenance facility in Richmond, Virginia. The lease agreement is scheduled to expire on January 30, 2014.

  •
  ExpressJet leases a 152,000 square-foot hangar, and a 29,000 square-foot shop facility in Shreveport, Louisiana. The lease agreement for the hangar facility and the lease for the shop facility are on a month-to-month basis.

  •
  ExpressJet leases a 83,000 square-foot hangar, and a 25,000 square-foot shop facility in Knoxville, Tennessee. The lease agreement for the hangar facility is scheduled to expire on November 30, 2020, and the lease for the shop facility is on a month-to-month basis.

  •
  ExpressJet leases a 380,000 square-foot hangar and office support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2015.

  •
  ExpressJet leases a 68,000 square-foot facility in Houston, Texas. ExpressJet has subleased the building to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations of the lease under the lease agreement which is scheduled to expire on October 2, 2016.

  •
  ExpressJet leases a 57,000 square-foot training center and support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2027.

  •
  ExpressJet owns three buildings in Saltillo, Mexico consisting of approximately 96,000 square feet of hangar space and 3,000 square feet of administrative space. These buildings are leased to Saltillo Jet Center S. de R.L. de C.V., a subsidiary of ExpressJet, for use in its aircraft painting business.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2012, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter, which if not resolved consistent with the position we have taken in such matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast . The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of December 31, 2012, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

        On October 18, 2011, Delta filed a counterclaim (the "Counterclaim") against SkyWest Airlines and Atlantic Southeast. The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta's Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta's damages exceed $4.5 million. SkyWest Airlines and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest's and Atlantic Southeast's affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, we have not recorded a loss in our consolidated financial statements with respect to the dispute. As of December 31, 2012, a range of reasonably possible loss is not determinable related to the Counterclaim.

        As of December 31, 2012, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million. SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta's Counterclaim.

ITEM 4.    MINE SAFETY DISCLOSURES

        The disclosure required by this item is not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 8, 2013, there were approximately 910 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2012		2011
Quarter	High	Low	High	Low
First	14.05	10.81	17.08	15.05
Second	11.04	6.36	16.76	14.39
Third	10.87	6.31	15.49	10.95
Fourth	12.94	10.36	13.67	10.51

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2012 and 2011, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	3,653,859	$18.44	4,829,039

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2012, included in Item 8 of this Report, for additional information regarding these plans.

Issuer Purchases of Equity Securities

        Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
October 1 - October 31, 2012	34	10.61	34	6,513,692
November 1 - November 30, 2012	—	—	—	6,513,692
December 1 - December 31, 2012	—	—	—	6,513,692

Total	34	10.61	34	6,513,692

(1)
Under resolutions adopted at various dates between February 2007 and August 2012, our Board of Directors authorized the repurchase of up to 25,000,000 shares of our common stock. Purchases are made at management's discretion based on market conditions and our financial resources. As of December 31, 2012, we had spent approximately $338.5 million to repurchase approximately 18,486,308 shares of the 25,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. Effective September 14, 2012, our Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the "Stock Repurchase Plan"), which provides for the repurchase of up to 6,514,266 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Stock Repurchase Plan is scheduled to expire on October 15, 2014.

Stock Performance Graph

        The following Performance Graph and related information shall not be deemed "soliciting material" or "filed" with the Securities and Exchange Commission,(the "Commission"), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), except to the extent we specifically incorporate it by reference into such filing.

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2012, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
	Base Period Dec07
Company Name / Index		Dec08	Dec09	Dec10	Dec11	Dec12
SkyWest, Inc.	100	69.82	64.27	60.02	48.94	49.10
NASDAQ Composite	100	59.03	82.25	97.32	98.63	110.78
Peer Group	100	70.59	72.78	88.12	61.79	81.13

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

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010(2)	2009	2008
Operating revenues	$3,534,372	$3,654,923	$2,765,145	$2,613,614	$3,496,249
Operating income	165,987	41,105	201,826	212,195	255,231
Net income (loss)	51,157	(27,335)	96,350	83,658	112,929
Net income (loss) per common share:
Basic	$1.00	$(0.52)	$1.73	$1.50	$1.95
Diluted	$0.99	$(0.52)	$1.70	1.47	1.93
Weighted average shares:
Basic	51,090	52,201	55,610	55,854	57,790
Diluted	51,746	52,201	56,526	56,814	58,633
Total assets	4,254,637	$4,281,908	$4,456,148	$4,310,802	$4,014,291
Current assets	1,434,040	1,280,464	1,379,203	1,254,099	1,220,668
Current liabilities	591,425	624,148	572,278	449,835	386,604
Long-term debt, net of current maturities	1,470,567	1,606,993	1,738,936	1,816,318	1,681,705
Stockholders' equity	1,387,175	1,334,261	1,420,923	1,352,219	1,275,521
Return (loss) on average equity(1)	3.8%	(2.0)%	6.9%	6.4%	9.0%
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.13

(1)
Calculated by dividing net income (loss) by the average of beginning and ending stockholders' equity for the year.

(2)
On November 12, 2010, we completed the ExpressJet Merger for $136.5 million in cash. Our 2010 consolidated operating revenues contain 50 days of additional revenue and expenses generated subsequent to the ExpressJet Merger.

Selected Operating Data

	Year Ended December 31,
	2012	2011	2010	2009	2008
Block hours	2,297,014	2,250,280	1,547,562	1,363,257	1,376,815
Departures	1,435,512	1,390,523	1,001,766	870,761	872,288
Passengers carried	58,803,690	55,836,271	40,411,089	34,544,772	33,461,819
Revenue passenger miles (000)	30,088,278	29,109,039	20,227,220	17,448,958	17,101,910
Available seat miles (000)	37,278,554	36,698,859	25,503,845	22,142,650	22,020,250
Revenue per available seat mile	9.5¢	10.0¢	10.8¢	11.8¢	15.9¢
Cost per available seat mile	9.2¢	10.1¢	10.4¢	11.2¢	15.2¢
Average passenger trip length	512	521	501	505	511
Number of operating aircraft at end of year	738	732	704	449	442

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

        "Number of operating aircraft at end of year" excludes aircraft leased to un-affiliated and affiliated entities.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2012, 2011 and 2010. Also discussed is our financial position as of December 31, 2012 and 2011. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2012, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2012, we operated a combined fleet of 744 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	7	70	—	34	445
Delta	147	—	—	60	46	8	261
US Airways	15	—	—	—	—	—	15
American	12	—	—	—	—	—	12
Alaska	—	—	—	5	—	—	5
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	—	4	—	4

Total	268	242	7	135	50	42	744

        For the year ended December 31, 2012, approximately 64.8% of our aggregate capacity was operated for United, approximately 32.2% was operated for Delta, approximately 1.4% was operated for Alaska, approximately 1.4% was operated for US Airways and approximately 0.2% was operated for American.

        Under a fixed-fee flying arrangement, the major airline generally pays the regional airline a fixed-fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airline absorbs most of the costs associated with the regional airline flight, the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

        Under our fixed-fee arrangements, two compensation components have a significant impact on comparability of revenue and operating expense for the periods presented. One item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners directly reimburse us for fuel expense incurred under each respective fixed fee contract and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements will impact our fuel expense and our passenger revenue equally, with no impact on our operating income.

        The second item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska flying contracts, a portion of our compensation is based upon fixed hourly rates, which is intended to compensate us for engine maintenance costs ("Fixed-Rate Engine Contracts"). Under the compensation structure for our Delta Connection and United CPA flying contracts, our major partner directly reimburses us for engine maintenance expense when the expense is incurred ("Directly-Reimbursed Engine Contracts"). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed ("CRJ200 Engine Overhaul Expense").

        Because we use the direct-expense method of accounting for our CRJ200 engine expense, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense incurred under the Fixed-Rate Engine Contracts decreased $22.4 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the year ended December 31, 2012.

        Because we recognize revenue when we incur engine maintenance expense on engines operating under our Directly-Reimbursed Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods.

        We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s operating under our Fixed-Rate Engine Contracts ("Power by the Hour Agreement"). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (EMB120)	Fixed-Rate Engine Contracts	Deferral Method
ExpressJet United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet United Express (ERJ145)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
ExpressJet United CPA	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement	Fixed-Rate Engine Contracts	Power by the Hour Agreement
American Eagle Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
US Airways Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method

        Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2012, contract flying revenue and pro-rate revenue represented approximately 91% and 9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Financial Highlights

        We had revenues of $3.5 billion for the year ended December 31, 2012, a 3.3% decrease, compared to revenues of $3.7 billion for the year ended December 31, 2011. We had a net income of $51.2 million, or $0.99 per diluted share, for the year ended December 31, 2012, compared to a net loss of $27.3 million or $0.52 per diluted share, for the year ended December 31, 2011.

        The significant items affecting our financial performance during the year ended December 31, 2012 are outlined below:

        Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue, including fuel and certain engine maintenance expenses. Our fuel expense and directly-reimbursed engine expense decreased by $162.9 million and $13.9 million, respectively, during the year ended December 31, 2012, from the year ended December 31, 2011, due primarily to United purchasing an increased volume of fuel directly from vendors on flights we operated under our United Express Agreements and due to a reduction in the number of engine events from the prior year. Excluding the impact of the decrease in direct fuel and engine maintenance expense and associated reimbursements, our passenger revenues increased $59.5 million for year ended December 31, 2012 compared to the year ended December 31, 2011, which was primarily due to an increase in block-hour production, receipt of higher incentive payments and favorable compensation negotiations with our major partners.

        Because we use the direct-expense method of accounting for our CRJ200 engines and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period operating under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense incurred under the Fixed-Rate Engine Contracts decreased $22.4 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the year ended December 31, 2012.

        Aircraft maintenance expense, excluding reimbursed engine overhauls and engine overhauls for our CRJ200s under our Fixed-Rate Engine Contracts, decreased $16.8 million, or 3.6%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in aircraft maintenance expense, excluding engine overhaul costs, for the year ended December 31, 2012, compared to the year ended December 31, 2011, was principally due to fewer scheduled maintenance events and certain cost reduction initiatives undertaken during the year ended December 31, 2012.

        Additionally, we experienced a $10.4 million reduction in other operating expenses, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in other operating expenses was primarily due to the reduction in property tax expense resulting from refunds received during the year ended December 31, 2012, a reduction in simulator training expense and a reduction in legal and consulting expenses.

        The items identified above were the principal factors that contributed to the significant improvement in our financial results during the year ended December 31, 2012, compared to the year ended December 31, 2011.

        During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. The additional dual-class aircraft were previously operated for Delta by other regional carriers. We anticipate the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of December 31, 2012, we had taken delivery of 15 of the additional CRJ900s and five of the additional CRJ700s. We anticipate that the remaining aircraft will be delivered by June 2013. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to us.

        During 2012, we signed the American Agreements, which provide for us to operate 23 CRJ200s. The aircraft flown for American have been removed from our SkyWest Airlines and ExpressJet Delta Connection Agreements. We started our operations under the American Agreements on November 14, 2012, with 12 aircraft that are being flown out of Los Angeles International Airport by SkyWest Airlines. The other 11 aircraft were placed into service by ExpressJet on February 14, 2013 and are operated out of Dallas/Fort Worth International Airport.

        Total available seat miles ("ASMs") for the year ended December 31, 2012 increased 1.6%, compared to the year ended December 31, 2011. During the year ended December 31, 2012, we generated 37.3 billion ASMs, compared to 36.7 billion ASMs during the year ended December 31, 2011.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2012, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when the flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the applicable code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the lower of the prior period's approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated to the next estimated overhaul event or to the remaining useful life, whichever is shorter. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls based on the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under our Fixed-Rate Engine Contracts. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third-party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while ExpressJet's aircraft flying for Delta are primarily debt-financed on a long-term basis, and the majority of ExpressJet's aircraft flying for United are leased from United for a nominal amount. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets.

Impairment of Long-Lived Assets

        As of December 31, 2012, we had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2012, we had approximately $17.2 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2012, we had recorded $16.5 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.

        When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level. Based on the results of the evaluations performed as of December 31, 2012, our management concluded no impairment of long-lived assets was necessary as of December 31, 2012.

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

Results of Operations

Our Business Segments

        For the year ended December 31, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	2012	2011	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,930,149	$2,002,830	$(72,681)	(3.6)%
ExpressJet operating revenues	1,593,527	1,640,837	(47,310)	(2.9)%
Other operating revenues	10,696	11,256	(560)	(5.0)%

Total Operating Revenues	$3,534,372	$3,654,923	$(120,551)	(3.3)%
Airline Expenses:
SkyWest airlines expense	$1,824,084	$1,944,816	$(120,732)	(6.2)%
ExpressJet airlines expense	1,611,982	1,739,623	(127,641)	(7.3)%
Other airline expense	9,699	9,762	(63)	(0.6)%

Total Airline Expense(1)	$3,445,765	$3,694,201	$(248,436)	(6.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$106,065	$58,014	$48,051	82.8%
ExpressJet segment (loss)	(18,455)	(98,786)	80,331	(81.3)%
Other profit	997	1,494	(497)	(33.3)%

Total Segment Profit (Loss)	$88,607	$(39,278)	$127,885	(325.6)%
Interest Income	7,928	8,236	(308)	(3.7)%
Purchase Accounting Gain (adjustment)	—	(5,711)	5,711	100.0%
Other	(10,639)	(13,417)	2,778	(20.7)%

Consolidated Income (Loss) Before Taxes	$85,896	$(50,170)	$136,066	(271.2)%

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit increased $48.1 million, or 82.8%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in SkyWest Airline's profit was due primarily to the following factors:

  •
  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $22.6 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

  •
  Non-pass-through operating revenue increased by $46.2 million. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production, receipt of higher incentive payments and favorable compensation negotiations with our major partners.

  •
  SkyWest Airlines salaries, wages and employee benefits increased $24.4 million primarily due to increased block hour production.

        ExpressJet Segment Loss.    ExpressJet segment loss decreased $80.3 million, or 81.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in ExpressJet's loss was due primarily to the following factors:

  •
  Non-pass-through operating revenue increased by $33.2 million. The increase in non-pass-through operating revenue, was primarily due to an increase in block hour production, our receipt of higher incentive payments and favorable compensation negotiations with our major partners.

  •
  ExpressJet salaries, wages and employee benefits decreased $7.8 million primarily due to integration benefits and aircraft scheduling inefficiencies experienced in 2011 that were not replicated during 2012.

  •
  Aircraft maintenance expense, excluding reimbursed engine overhauls, decreased $19.4 million primarily due to a reduction in scheduled maintenance events and more efficient maintenance planning.

  •
  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $5.6 million primarily due to a reduction in new hire training from 2011.

  •
  Non-aircraft depreciation and amortization expense decreased $5.0 million primarily due to certain fixed assets becoming fully depreciated in 2012

2012 Compared to 2011

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2012		2011		% Change
Revenue passenger miles (000)	30,088,278		29,109,039		3.4%
Available seat miles ("ASMs") (000)	37,278,554		36,698,859		1.6%
Block hours	2,297,014		2,250,280		2.1%
Departures	1,435,512		1,390,523		3.2%
Passengers carried	58,803,690		55,836,271		5.3%
Passenger load factor	80.7%		79.3%		1.4pts
Revenue per available seat mile	9.5	¢	10.0	¢	(5.0)%
Cost per available seat mile	9.2	¢	10.1	¢	(8.9)%
Fuel cost per available seat mile	1.1	¢	1.6	¢	(31.3)%
Average passenger trip length (miles)	512		521		(1.7)%

        Revenues.    Operating revenues decreased $120.6 million, or 3.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2012	2011	$ Change	% Change
Passenger revenues	$3,467,546	$3,584,777	$(117,231)	(3.3)%
Less: Fuel reimbursement from major partners	329,748	492,674	(162,926)	(33.1)%
Less: Engine overhaul reimbursement from major partners	159,220	173,072	(13,852)	(8.0)%

Passenger revenue excluding fuel and engine overhaul reimbursements	$2,978,578	$2,919,031	$59,547	2.0%

        Passenger revenues.    Passenger revenues decreased $117.2 million, or 3.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $59.5 million, or 2.0%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 2.1% during the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in block hours was due primarily to the increase in total number of aircraft in operation, Block hour production is a significant revenue driver in our flying contracts with our major partners.

        Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the year ended December 31,
	2012 Amount	2011 Amount	$ Change Amount	% Change Percent	2012 Cents Per ASM	2011 Cents Per ASM
Aircraft fuel	$426,387	$592,871	$(166,484)	(28.1)%	1.1	1.6
Salaries, wages and benefits	1,171,689	1,155,051	16,638	1.4%	3.1	3.1
Aircraft maintenance, materials and repairs	659,869	712,926	(53,057)	(7.4)%	1.8	1.9
Aircraft rentals	333,637	346,526	(12,889)	(3.7)%	0.9	0.9
Depreciation and amortization	251,958	254,182	(2,224)	(0.9)%	0.7	0.7
Station rentals and landing fees	169,855	174,838	(4,983)	(2.9)%	0.5	0.5
Ground handling services	125,148	131,462	(6,314)	(4.8)%	0.3	0.4
Acquisition-related costs	—	5,770	(5,770)	NM	—	0.1
Other	229,842	240,192	(10,350)	(4.3)%	0.6	0.7

Total operating expenses	3,368,385	3,613,818	(245,433)	(6.8)%	9.0	9.9
Interest expense	77,380	80,383	(3,003)	(3.7)%	0.2	0.2

Total airline expenses	$3,445,765	$3,694,201	(248,436)	(6.7)%	9.2	10.1

        Fuel.    Fuel costs decreased $166.5 million, or 28.1%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The average cost per gallon of fuel increased to $3.59 during the year ended December 31, 2012, from $3.48 during the year ended December 31, 2011. Effective July 1, 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. Thus, the decrease in our fuel expense was primarily due to an increase in the volume of gallons of fuel our major partners purchased on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly, and the change in fuel price per gallon on our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2012	2011	% Change
Fuel gallons purchased	118,765	170,332	(30.3)%
Average price per gallon	$3.59	$3.48	3.2%
Fuel expense	$426,387	$592,871	(28.1)%

        Salaries Wages and Employee Benefits.    Salaries, wages and employee benefits increased $16.6 million, or 1.4%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The average number of full-time equivalent employees increased 0.9% to 18,590 for the year ended December 31, 2012, from 18,418 for the year ended December 31, 2011. The increase in the average number of full-time equivalent employees and resulting increase in labor costs for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to an increase in block hours of 2.1% during the year ended December 31, 2012, compared to the year ended December 31, 2011.

        Aircraft maintenance, materials and repairs.    Aircraft maintenance expense decreased $53.1 million, or 7.4%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2012	2011	$ Change	% Change
Aircraft maintenance, materials and repairs	$659,869	$712,926	$(53,057)	(7.4)%
Less: Engine overhaul reimbursement from major partners	159,220	173,072	(13,852)	(8.0)%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	55,183	77,582	(22,399)	(28.9)%

Other aircraft maintenance, materials and repairs	$445,466	$462,272	$(16,806)	(3.6)%

        Other aircraft maintenance, materials and repairs, decreased $16.8 million, or 3.6%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in aircraft maintenance expense excluding engine overhaul costs for the year ended December 31, 2012, compared to the year ended December 31, 2011, was primarily due to fewer scheduled maintenance events and our implementation of cost-reduction initiatives.

        We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the year ended December 31, 2012, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $22.4 million compared to the year ended December 31, 2011. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events. We expect a reduction in the number of scheduled engine maintenance events on our CRJ200s during 2013.

        Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our consolidated statements of comprehensive income (loss).

        Aircraft rentals.    Aircraft rentals decreased $12.9 million, or 3.7%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to aircraft lease renewals at lower rates.

        Depreciation and amortization.    Depreciation and amortization expense decreased $2.2 million, or 0.9%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in depreciation expense was primarily due to certain rotable assets being fully depreciated during 2012 and a lower volume of capital expenditures.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $5.0 million, or 2.9%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

        Ground handling service.    Ground handling service expense decreased $6.3 million, or 4.8%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in ground handling service expense was primarily due to a reduction in outsourced ground handling services resulting from the termination of SkyWest Airlines' AirTran code share agreement during the year ended December 31, 2011.

        Acquisition-related costs.    During the year ended December 31, 2011, we incurred $5.8 million of direct severance, legal and advisor fees associated with Atlantic Southeast's acquisition of ExpressJet Delaware in November 2010. We did not incur comparable expense during the year ended December 31, 2012.

        Other operating expenses.    Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $10.4 million, or 4.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in other operating expenses was primarily due to the reduction in property tax expense resulting from refunds received during the year ended December 31, 2012, a reduction in simulator training expense and a reduction in legal and consulting expenses.

        Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) decreased $248.4 million, or 6.7%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2012	2011	$ Change	% Change
Total airline expense	$3,445,765	$3,694,201	$(248,436)	(6.7)%
Less: Fuel expense	426,387	592,871	(166,484)	(28.1)%
Less: Engine overhauls Directly-Reimbursed Engine Contracts	159,220	173,072	(13,852)	(8.0)%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	55,183	77,582	(22,399)	(28.9)%

Total airline expense excluding fuel and engine overhauls and CRJ200 engine overhauls reimbursed at fixed hourly rate	$2,804,975	$2,850,676	$(45,701)	(1.6)%

        Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $45.7 million, or 1.6%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The percentage decrease in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

  Summary of other income (expense) items:

        Other expenses, net.    Other expenses, net decreased $2.8 million during the year ended December 31, 2012, compared to the year ended December 31, 2011. Other expenses primarily consist of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The decrease in other expenses was due primarily to our recognition of our portion of the losses incurred by TRIP and Air Mekong during the applicable periods.

        Adjustment to Purchase Accounting Gain.    In connection with the preparation of ExpressJet's 2010 tax return, an adjustment to the ExpressJet acquisition accounting was identified that resulted in an increase to the acquired deferred tax liabilities of $5.7 million, which was reflected on the consolidated statement of comprehensive income (loss) under the caption "Purchase accounting gain (adjustment)" for the year ended December 31, 2011. We did not incur comparable expenses during the year ended December 31, 2012.

        Income Taxes Expense.    Our effective tax rate for the years ended December 31, 2012 and 2011 was higher than the federal statutory rate of 35%, primarily due to state income taxes and expenses we incurred with limited tax deductibility relative to our pre-tax income for the year. Additionally, in conjunction with the preparation of the ExpressJet's 2010 income tax return during the year ended December 31, 2011, we revised our estimate of the 2010 ExpressJet post-acquisition tax loss recorded as a deferred tax asset as of December 31, 2010, which resulted in a $7.2 million benefit .

        Net Income (loss).    Primarily due to factors described above, we had net income of $51.2 million, or $0.99 per diluted share, for the year ended December 31, 2012, compared to net loss of $(27.3) million, or ($0.52) per diluted share, for the year ended December 31, 2011.

Our Business Segments

        For the year ended December 31, 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet (which reflects the combined operations of Atlantic Southeast and ExpressJet Delaware). On December 31, 2011, we completed the ExpressJet Combination, which ended ExpressJet Delaware's existence as a separate entity. On November 12, 2010, we completed the ExpressJet Merger. Our 2010 operating revenues, airline expenses and segment profit contain 50 days of ExpressJet Delaware operating results. Therefore, the 2010 amounts represent Atlantic Southeast's operating results and 50 days of ExpressJet Delaware's operating results.

	2011	2010	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$2,002,830	$1,904,472	$98,358	5.2%
ExpressJet operating revenues	1,640,837	855,095	785,742	91.9%
Other operating revenues	11,256	5,578	5,678	101.8%

Total Operating Revenues	$3,654,923	$2,765,145	$889,778	32.2%
Airline Expenses:
SkyWest airlines expense	$1,944,816	$1,813,406	$131,410	7.2%
ExpressJet airlines expense	1,739,623	832,043	907,580	109.1%
Other airline expense	9,762	4,387	5,375	122.5%

Total Airline Expense(1)	$3,694,201	$2,649,836	$1,044,365	39.4%
Segment profit (loss):
SkyWest Airlines segment profit	$58,014	$91,066	$(33,052)	(36.3)%
ExpressJet segment profit (loss)	(98,786)	23,052	(121,838)	(528.5)%
Other profit	1,494	1,191	303	25.4%

Total Segment Profit (Loss)	$(39,278)	$115,309	$(154,587)	(134.1)%
Interest Income	8,236	14,376	(6,140)	(42.7)%
Purchase Accounting Gain (Adjustment)	(5,711)	15,586	(21,297)	(136.6)%
Other	(13,417)	630	(14,047)	(2229.7)%

Consolidated Income (Loss) Before Taxes	$(50,170)	$145,901	$(196,071)	(134.4)%

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit decreased $33.1 million, or 36.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in SkyWest Airlines' profit was due primarily to aircraft maintenance expense, excluding reimbursed engine overhauls, which increased $27.6 million during the year ended December 31, 2011, compared to the year ended December 31, 2010.

        ExpressJet Segment Profit(Loss).    ExpressJet segment loss was $98.8 million during the year ended December 31, 2011, compared to a segment profit of $23.1 million for the year ended December 31, 2010. The decrease in ExpressJet's profit was due to the following factors:

  •
  On November 12, 2010, the Company acquired ExpressJet Delaware. ExpressJet Delaware incurred a segment loss of $45.5 million during the year ended December 31, 2011, primarily due to integration inefficiencies and duplicate cost structures during 2011.

  •
  ExpressJet's CRJ aircraft maintenance expense, excluding reimbursed engine overhauls, increased $26.5 million, during the year ended December 31, 2011, compared to the year ended December 31, 2010.

  •
  ExpressJet's CRJ non-pass through operating revenue decreased primarily due to the implementation of the second lowest rate provision in the ExpressJet Delta Connection Agreement that was agreed upon during the fourth quarter of 2010.

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

        Revenues.    Operating revenues increased $889.8 million, or 32.2%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Passenger revenues	$3,584,777	$2,724,276	$860,501	31.6%
Less: Fuel reimbursement from major partners	492,674	258,523	234,151	90.6%
Less: Engine overhaul reimbursement from major partners	173,072	106,241	66,831	62.9%

Passenger revenue excluding fuel and engine overhaul reimbursements	$2,919,031	$2,359,512	$559,519	23.7%

        Passenger revenues.    Passenger revenues increased $860.5 million, or 31.6%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in passenger revenues was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $559.5 million, or 23.7%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 45.4% during the year ended December 31, 2011, compared to the year ended December 31, 2010. The block hour increase was primarily due to the expansion of our operations following the completion of the ExpressJet Merger. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was less than the increase in block hours primarily due to differences between the United Express Agreement and our other code-share agreements. Under the United Express Agreement, United pays for more costs directly (such as station rents and aircraft ownership) and as such, there are no associated reimbursements recognized as revenue on costs paid directly by United. Under our other code-share agreements, the majority of those costs are paid by SkyWest and ExpressJet and the reimbursements received from their major partners are included in revenue. As such we do not expect the ExpressJet operations to increase revenue at the same rate as the projected increase in block hours.

        In addition, the Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest rates of all carriers within the Delta Connection Program. During the fourth quarter of 2010, SkyWest Airlines and Atlantic Southeast reached an agreement with Delta on contractual rates satisfying the second-lowest rate provision and agreed on rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second lowest of all carriers within the Delta Connection Program through December 31, 2015. As a result of the negotiated adjustment of the contractual rates under the Delta Connection Agreements, our passenger revenues for the year ended December 31, 2011 were approximately $21.7 million lower than they would have been under the rates that existed prior to the adjustment. Additionally, SkyWest Airlines and Atlantic Southeast finalized certain contractual rates from September 8, 2008 through December 31, 2010 with Delta. As a result, we recorded $10.3 million in additional revenue as a result of the finalization of contractual rates during the quarter ended December 31, 2010. Under the terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements, Delta has agreed to compensate SkyWest Airlines and ExpressJet for initiatives that directly result in pass through cost savings. Delta agreed to share such savings with SkyWest Airlines and ExpressJet on an equal basis for a twelve-month period. During the three months ended December 31, 2010, Delta paid, and SkyWest Airlines and Atlantic Southeast recognized, approximately $6.9 million in cost savings revenue. We did not receive similar payments during the year ended December 31, 2011. In addition, under our ExpressJet Delta Connection Agreement and our SkyWest Airlines and ExpressJet United Express Agreements we are paid an incentive compensation upon the achievement of certain performance criteria. Our passenger revenues for the year ended December 31, 2011 were $18.9 million lower, compared to the year ended December 31, 2010, due primarily to our receipt of lower incentive payments.

        Ground handling and other.    Total ground handling and other revenues increased $29.3 million, or 71.6%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income (loss) under the heading "Passenger revenues" and revenue attributed to handling third-party aircraft is reflected in our consolidated statements of comprehensive income (loss) under the heading "Ground handling and other." The increase in ground handling and other revenues was primarily related to the expansion of our operations following the completion of the ExpressJet Merger and aircraft rental revenue received from other airlines. During the year ended December 31, 2010, we obtained leases for four CRJ900s and subleased those aircraft to Air Mekong.

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

	For the year ended December 31,
	2011	2010	$ Change	% Change
Aircraft maintenance, materials and repairs	$712,926	$487,466	$225,460	46.3%
Less: Engine overhaul reimbursed from major partners	173,072	106,241	66,831	62.9%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	77,582	75,706	1,876	2.5%

Other aircraft maintenance, materials and repairs	$462,272	$305,519	$156,753	51.3%

        Other aircraft maintenance, materials and repairs increased $156.8 million, or 51.3%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The increase in maintenance expense, excluding engine overhaul costs, was principally due to the expansion of our operations following the completion of the ExpressJet Merger, higher than expected maintenance costs on scheduled events due to our aging fleet and replacement of aircraft parts and repairs in advance of our schedule.

        We recognize engine maintenance expense on our CRJ200 regional jet engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the year ended December 31, 2011, our CRJ200 engine expense under our Fixed-Rate Engine Contracts increased $1.9 million compared to the year ended December 31, 2010. The increase in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to scheduled engine maintenance events.

        Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partners at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in our consolidated statements of comprehensive income (loss).

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

        Interest.    Interest expense decreased $6.1 million, or 7.1%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. The decrease in interest expense was primarily due to a decrease in long-term debt. At December 31, 2011, we had $1,815.4 million of long-term debt, compared to $1,898.0 million of debt as of December 31, 2010.

        Total Airline Expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $1,044.4 million, or 39.4%, during the year ended December 31, 2011, compared to the year ended December 31, 2010. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under the Directly-Reimbursed Engine Contract and the United CPA, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2011	2010	$ Change	% Change
Total airline expense	$3,694,201	$2,649,836	$1,044,365	39.4%
Less: Fuel expense	592,871	340,074	252,797	74.3%
Less: Engine overhaul reimbursement from major partners	173,072	106,241	66,831	62.9%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	77,582	75,706	1,876	2.5%

Total airline expense excluding fuel and engine overhauls and CRJ200 engine overhauls reimbursed at fixed hourly rate	$2,850,676	$2,127,815	$722,861	34.0%

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

        Other, net.    Other expenses, net, increased $14.0 million during the year ended December 31, 2011, compared to the year ended December 31, 2010. Other expenses primarily consist of earnings and losses from our investments in TRIP and Air Mekong, which we account for under the equity method of accounting. The increase in other expense was due primarily to our recognition of our portion of the losses incurred by Trip and Air Mekong.

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

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2012 and 2011, and our total cash and marketable securities position as of December 31, 2012 and December 31, 2011 (in thousands).

	For the year ended December 31,
	2012	2011	$ Change	% Change
Net cash provided by operating activities	$288,824	$162,126	$126,698	78.1%
Net cash used in investing activities	(108,360)	(11,553)	(96,807)	837.9%
Net cash used in financing activities	(176,218)	(133,385)	(42,833)	32.1%

	December 31, 2012	December 31, 2011	$ Change	% Change
Cash and cash equivalents	$133,772	$129,526	$4,246	3.3%
Restricted cash	19,553	19,434	119	0.6%
Marketable securities	556,117	497,552	58,565	11.8%

Total	$709,442	$646,512	$62,930	9.7%

Cash Flows from Operating Activities.

        Net cash provided by our operating activities increased $126.7 million or 78.1%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to an increase in our pre-tax income during the year ended December 31, 2012, compared to our pre-tax loss during the year ended December 31, 2011. During the year ended December 31, 2012, we had a pre-tax income of $85.9 million compared to a pre-tax loss of $50.2 million for the year ended December 31, 2011. The remainder of the increase was due primarily to changes in our working capital accounts.

Cash Flows from Investing Activities.

        Net cash used in our investing activities increased $96.8 million or 837.9%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily due to an increase in the net purchases of marketable securities during the year ended December 31, 2012, compared to our net sales of marketable securities during the year ended December 31, 2011. During the year ended December 31, 2012, we had net purchases of marketable securities of $58.5 million compared to net sales of marketable securities of $173.6 million for the year ended December 31, 2011.

During the year ended December 31, 2012, we did not make any deposits on aircraft, compared to $13.5 million of deposits on aircraft that we made during the year ended December 31, 2011. In addition, the acquisition of aircraft and rotable spare parts decreased by $101.7 million as compared to the year ended December 31, 2011.

Cash Flows from Financing Activities.

        Net cash used in our financing activities increased $42.8 million or 32.1%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase was primarily related to an increase in principal payments on long-term debt of $59.2 million. This increase was partially offset by a decrease in the amount we spent to repurchase outstanding shares of common stock. During the year ended December 31, 2012, we spent $0.9 million to repurchase shares of common stock, compared to $60.7 million for stock repurchases during the year ended December 31, 2011. In addition, the proceeds from the issuance of long-term debt during the year ended December 31, 2012 decreased by $31.6 million as compared to the year ended December 31, 2011.

Liquidity and Capital Resources

        We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

        At December 31, 2012, our total capital mix was 48.5% equity and 51.5% long-term debt, compared to 45.4% equity and 54.6% long-term debt at December 31, 2011.

        As of December 31, 2012 and 2011, SkyWest Airlines had a $25 million line of credit. As of December 31, 2012 and 2011, SkyWest Airlines had no amount outstanding under the facility. The facility is scheduled to expire on March 31, 2013 and has a fixed interest rate of 4.0%.

        As of December 31, 2012, we had $75.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2012 and 2011, we classified $19.6 million and $19.4 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease payments for aircraft and facility obligations	$2,201,187	$387,999	$360,797	$309,378	$239,989	$182,291	$720,733
Interest commitments(A)	436,841	71,739	65,147	58,205	50,953	43,627	147,170
Principal maturities on long-term debt	1,642,022	171,454	177,390	184,510	188,240	161,735	758,693

Total commitments and obligations	$4,280,050	$631,192	$603,334	$552,093	$479,182	$387,653	$1,626,596

(A)
At December 31, 2012, we had variable rate notes representing 31.7% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

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

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2012, we had 568 aircraft under lease with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $2.2 billion at December 31, 2012. Assuming a 4.7% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.8 billion at December 31, 2012.

Long-term Debt Obligations

        As of December 31, 2012, we had $1.6 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at December 31, 2012.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the obligations of ExpressJet under the ExpressJet Delta Connection Agreement. We have also guaranteed the obligations of ExpressJet under the United CPA.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the year ended December 31, 2012, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel increased 3.2% to $3.59 for the year ended December 31, 2012, from $3.48 for the year ended December 31, 2011. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $24.3 million in fuel expense for the year ended December 31, 2012.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2012, we had variable rate notes representing 31.7% of our total long-term debt compared to 33.0% of our long-term debt at December 31, 2011. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $5.5 million in interest expense and received $6.5 million in additional interest income for the year ended December 31, 2012, and we would have incurred an additional $7.1 million in interest expense and received $6.4 million in additional interest income for the year ended December 31, 2011. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of comprehensive income (loss).

        We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United, or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft rental rates.

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of December 31, 2012, we had investments in auction rate securities valued at a total of $3.8 million which were classified as Other assets on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 8 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 15, 2013

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2012	December 31, 2011
CURRENT ASSETS:
Cash and cash equivalents	$133,772	$129,526
Marketable securities	556,117	497,552
Restricted cash	19,553	19,434
Income tax receivable	—	1,568
Receivables, net	130,102	130,510
Inventories, net	113,581	115,211
Prepaid aircraft rents	325,999	285,737
Deferred tax assets	124,320	69,519
Other current assets	30,596	31,407

Total current assets	1,434,040	1,280,464

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	3,997,926	3,973,027
Buildings and ground equipment	274,085	291,294

	4,272,011	4,264,321
Less-accumulated depreciation and amortization	(1,561,015)	(1,380,846)

Total property and equipment, net	2,710,996	2,883,475

OTHER ASSETS
Intangible assets, net	17,248	19,497
Other assets	92,353	98,472

Total other assets	109,601	117,969

Total assets	4,254,637	4,281,908

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2012	December 31, 2011
CURRENT LIABILITIES:
Current maturities of long-term debt	$171,454	$208,398
Accounts payable	222,671	220,784
Accrued salaries, wages and benefits	121,352	112,987
Accrued aircraft rents	12,745	22,285
Taxes other than income taxes	22,353	21,186
Income tax payable	1,255	—
Other current liabilities	39,595	38,508

Total current liabilities	591,425	624,148

OTHER LONG TERM LIABILITIES	57,422	50,194

LONG TERM DEBT, net of current maturities	1,470,568	1,606,993

DEFERRED INCOME TAXES PAYABLE	657,620	567,874

DEFERRED AIRCRAFT CREDITS	90,427	98,438

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 76,713,154 and 75,833,696 shares issued, respectively	609,763	598,985
Retained earnings	1,147,117	1,104,144
Treasury stock, at cost, 25,280,364 and 25,221,481 shares, respectively	(371,211)	(370,309)
Accumulated other comprehensive income (Note 1)	1,506	1,441

Total stockholders' equity	1,387,175	1,334,261

Total liabilities and stockholders' equity	4,254,637	4,281,908

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
OPERATING REVENUES:
Passenger	$3,467,546	$3,584,777	$2,724,276
Ground handling and other	66,826	70,146	40,869

Total operating revenues	3,534,372	3,654,923	2,765,145

OPERATING EXPENSES:
Salaries, wages and benefits	1,171,689	1,155,051	764,933
Aircraft maintenance, materials and repairs	659,869	712,926	487,466
Aircraft fuel	426,387	592,871	340,074
Aircraft rentals	333,637	346,526	311,909
Depreciation and amortization	251,958	254,182	236,499
Station rentals and landing fees	169,855	174,838	129,537
Ground handling services	125,148	131,462	110,649
Acquisition related costs	—	5,770	8,815
Other, net	229,842	240,192	173,437

Total operating expenses	3,368,385	3,613,818	2,563,319

OPERATING INCOME	165,987	41,105	201,826

OTHER INCOME (EXPENSE):
Interest income	7,928	8,236	14,376
Interest expense	(77,380)	(80,383)	(86,517)
Purchase accounting gain (adjustment)	—	(5,711)	15,586
Other, net	(10,639)	(13,417)	630

Total other expense, net	(80,091)	(91,275)	(55,925)
INCOME (LOSS) BEFORE INCOME TAXES	85,896	(50,170)	145,901
PROVISION (BENEFIT) FOR INCOME TAXES	34,739	(22,835)	49,551

NET INCOME (LOSS)	$51,157	$(27,335)	$96,350

BASIC EARNINGS (LOSS) PER SHARE	$1.00	$(0.52)	$1.73

DILUTED EARNINGS (LOSS) PER SHARE	$0.99	$(0.52)	$1.70

Weighted average common shares:
Basic	51,090	52,201	55,610
Diluted	51,746	52,201	56,526
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$51,157	$(27,335)	$96,350
Proportionate share of other companies foreign currency translation adjustment, net of taxes	(251)	(295)	637
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	316	534	(745)

TOTAL COMPREHENSIVE INCOME (LOSS)	$51,222	$(27,096)	$96,242

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2009	74,627	$578,153	$1,052,375	(19,018)	$(279,619)	$1,310	$1,352,219
Net income	—	—	96,350	—	—	—	96,350
Proportionate share of other companies foreign currency translation adjustment, net of tax of $390	—	—	—	—	—	637	637
Net unrealized depreciation on marketable securities net of tax of $457	—	—	—	—	—	(745)	(745)
Exercise of common stock options and issuance of restricted stock	261	83	—	—	—	—	83
Sale of common stock under employee stock purchase plan	357	4,824	—	—	—	—	4,824
Stock based compensation expense related to the issuance of stock options and restricted stock	—	6,428	—	—	—	—	6,428
Tax benefit from exercise of common stock options	—	122	—	—	—	—	122
Treasury stock purchases	—	—	—	(2,054)	(30,009)	—	(30,009)
Cash dividends declared ($0.16 per share)	—	—	(8,986)	—	—	—	(8,986)

Balance at December 31, 2010	75,245	589,610	1,139,739	(21,072)	(309,628)	1,202	1,420,923

Net loss	—	—	(27,335)	—	—	—	(27,335)
Proportionate share of other companies foreign currency translation adjustment, net of tax of $180	—	—	—	—	—	(295)	(295)
Net unrealized appreciation on marketable securities net of tax of $327	—	—	—	—	—	534	534
Exercise of common stock options and issuance of restricted stock	289	70	—	—	—	—	70
Sale of common stock under employee stock purchase plan	300	4,372	—	—	—	—	4,372
Stock based compensation expense related to the issuance of stock options and restricted stock	—	5,365	—	—	—	—	5,365
Tax deficiency from exercise of common stock options	—	(432)	—	—	—	—	(432)
Treasury stock purchases	—	—	—	(4,149)	(60,681)	—	(60,681)
Cash dividends declared ($0.16 per share)	—	—	(8,260)	—	—	—	(8,260)

Balance at December 31, 2011	75,834	598,985	1,104,144	(25,221)	(370,309)	1,441	1,334,261

Net income	—	—	51,157	—	—	—	51,157
Proportionate share of other companies foreign currency translation adjustment, net of tax of $154	—	—	—	—	—	(251)	(251)
Net unrealized appreciation on marketable securities, net of tax of $194	—	—	—	—	—	316	316
Exercise of common stock options and issuance of restricted stock	392	1,879	—	—	—	—	1,879
Sale of common stock under employee stock purchase plan	487	4,068	—	—	—	—	4,068
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,693	—	—	—	—	4,693
Tax benefit from exercise of common stock options	—	138	—	—	—	—	138
Treasury stock purchases	—	—	—	(59)	(902)	—	(902)
Cash dividends declared ($0.16 per share)	—	—	(8,184)	—	—	—	(8,184)

Balance at December 31, 2012	76,713	609,763	1,147,117	(25,280)	(371,211)	1,506	1,387,175

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$51,157	$(27,335)	$96,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	251,958	254,182	236,499
Stock based compensation expense	4,693	5,365	6,428
Loss (gain) on sale of property and equipment	621	(29)	(16)
Undistributed losses (earnings) of other companies	10,199	13,273	(635)
Capitalized Brasilia engine overhauls	(25,742)	(17,792)	(19,050)
Purchase accounting gain (adjustment)	—	5,711	(15,586)
Net increase (decrease) in deferred income taxes	34,800	(21,537)	58,525
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(119)	2,341	4,971
Decrease (increase) in receivables	408	(10,665)	2,818
Decrease in income tax receivable	1,568	1,788	9,746
Decrease (increase) in inventories	1,630	(8,639)	(2,071)
Increase in other current assets and prepaid aircraft rents	(39,451)	(28,668)	(19,532)
Decrease in deferred aircraft credits	(7,112)	(8,586)	(8,756)
Increase (decrease) in accounts payable and accrued aircraft rents	(7,653)	10,161	6,289
Increase (decrease) in other current liabilities	11,867	(7,444)	(8,891)

NET CASH PROVIDED BY OPERATING ACTIVITIES	288,824	162,126	347,089

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(736,330)	(683,396)	(1,073,479)
Sales of marketable securities	677,798	857,031	1,047,553
Purchase of ExpressJet, net of cash acquired	—	—	(54,018)
Payments received on note receivable from United Air Lines	—	—	79,333
Proceeds from the sale of property and equipment	15,265	193	147
Proceeds from installment payment of equity shares of TRIP	8,064	—	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(57,277)	(158,942)	(141,474)
Deposits on aircraft	—	(13,500)	(400)
Buildings and ground equipment	(7,662)	(13,756)	(9,391)
Decrease (increase) in other assets	(8,218)	817	(25,647)

NET CASH USED IN INVESTING ACTIVITIES	(108,360)	(11,553)	(177,376)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	44,900	76,454	81,698
Principal payments on long-term debt	(218,270)	(159,038)	(185,632)
Return of deposits on aircraft and rotable spare parts	—	13,900	4,247
Net proceeds from issuance of common stock	6,231	4,446	4,907
Purchase of treasury stock	(902)	(60,681)	(30,009)
Payment of cash dividends	(8,177)	(8,466)	(9,000)

NET CASH USED IN FINANCING ACTIVITIES	(176,218)	(133,385)	(133,789)

Increase in cash and cash equivalents	4,246	17,188	35,924
Cash and cash equivalents at beginning of year	129,526	112,338	76,414

CASH AND CASH EQUIVALENTS AT END OF YEAR	133,772	129,526	112,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of capitalized amounts	$78,407	$81,187	$85,931
Income taxes	$(1,354)	$(2,198)	$(16,895)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and ExpressJet Airlines, Inc. ("ExpressJet") operates the largest regional airline in the United States. As of December 31, 2012, SkyWest and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2012, the Company had a combined fleet of 744 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	7	70	—	34	445
Delta	147	—	—	60	46	8	261
US Airways	15	—	—	—	—	—	15
American	12	—	—	—	—	—	12
Alaska	—	—	—	5	—	—	5
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Subleased to an affiliated entity	—	—	—	—	4	—	4

Total	268	242	7	135	50	42	744

        For the year ended December 31, 2012, approximately 64.8% of the Company's aggregate capacity was operated for United, approximately 32.2% was operated for Delta approximately 1.4% was operated for Alaska, approximately 1.4% was operated for US Airways and approximately 0.2% was operated for American.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In November 2011, SkyWest Airlines entered into a code share agreement with US Airways. In September, 2012, SkyWest Airlines and ExpressJet entered into code share agreements (the "American Agreements") with American Airlines, Inc. ("American"). As of December 31, 2012, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland, a US Airways carrier in Phoenix and an American carrier in Los Angeles.

        On November 17, 2011, the Company's wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc., consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc. were merged, with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In the following Notes to Consolidated Financial Statements, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of December 31, 2012, ExpressJet operated as a Delta Connection carrier in Atlanta and Detroit and a United Express carrier in Chicago (O'Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark, Houston and Denver.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines and ExpressJet, with all inter-company transactions and balances having been eliminated.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2012, up until the filing of the Company's annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $19.6 million and $19.4 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2012 and 2011, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2012 and 2011 was as follows (in thousands):

	2012		2011
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$3,510	$3,514	$4,555	$4,557
Bond and bond funds	555,603	556,133	496,170	496,310
Asset backed securities	296	314	456	478

	559,409	559,961	501,181	501,345
Unrealized appreciation	552	—	164	—

Total	$559,961	$559,961	$501,345	$501,345

        Marketable securities had the following maturities as of December 31, 2012 (in thousands):

Maturities	Amount
Year 2013	$327,942
Years 2014 through 2017	160,116
Years 2018 through 2022	4,060
Thereafter	67,843

        As of December 31, 2012, the Company had classified $556.1 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $3.8 million of investments as non-current and has identified them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2012 (see Note 7).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2012 and 2011 was $9.2 million and $8.2 million, respectively. These allowances are based on management estimates, which are subject to change.

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

Impairment of Long Lived Assets

        As of December 31, 2012, the Company had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2012, the Company had approximately $17.2 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2012 and 2011, the Company had $16.5 million and $14.3 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level. No impairments of long-lived assets were recognized during 2012, 2011, or 2010.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2012, 2011 and 2010, the Company capitalized interest costs of approximately $0, $0, and $5,000, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has an engine services agreement with a third party vendor to provide long-term engine services covering the scheduled and

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

unscheduled repairs for certain of its Bombardier CRJ700 Regional Jets ("CRJ700s") and Embraer S.A. ("Embraer") ERJ145 regional jet ("ERJ 145") aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Embraer Brasilia EMB-120 turboprop aircraft ("Brasilia turboprop") engine overhauls wherein the overhaul costs are capitalized and depreciated to the next estimated overhaul event. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the shorter of the remaining useful life or the respective lease return dates.

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company's contract and pro-rate flying agreements with Delta, United, US Airways, American and Alaska, revenue is considered earned when the flight is completed. Revenue is recognized under the Company's pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive. Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company's major airline partners on flights that the Company operates under its code-share agreements.

Delta Connection Agreements

        SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ExpressJet, as applicable, upon the occurrence of certain events. Delta's termination rights include (i) cross- termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ExpressJet from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ExpressJet fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and continuing each 5th year thereafter. In addition to the termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ExpressJet have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ExpressJet also have cross-termination rights between the two Delta Connection Agreements.

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

        During 2012, the Company reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft that were previously operated by other regional carriers for Delta in exchange for the early termination of 66 Bombardier CRJ200 regional jet aircraft ("CRJ200s") under the SkyWest Airlines and ExpressJet Delta Connection Agreements. The Company anticipates the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional dual-class aircraft consist of 29 Bombardier CRJ900 regional jet aircraft ("CRJ900s") and five CRJ700s. As of December 31, 2012, the Company had taken delivery of 15 CRJ900s and five CRJ700s. The Company anticipates that the remaining dual-class aircraft to be provided by Delta will be delivered by June 2013. The Company anticipates that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed from service, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to the Company.

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations ("IROP") expenses that are paid by SkyWest Airlines and ExpressJet to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ExpressJet (See Note 6 for additional details).

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

United Capacity Purchase Agreement

        Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental Airlines, Inc., to which United became a party pursuant to its merger with Continental Airlines, Inc. in 2010 (the "United CPA"). Pursuant to the United CPA, whereby ExpressJet Delaware agreed to provide regional airline service in the United flight system. Under the terms of the United CPA, to which ExpressJet succeeded as a party through the ExpressJet Combination, ExpressJet operates 227 aircraft in the United flight system and United has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the United CPA. Additionally, ExpressJet may earn incentive

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

compensation for good operating performance, but is subject to financial penalties for poor operating performance. At the end of each month, the Company calculates the incentives achieved during the month under the United CPA and recognizes revenue accordingly.

Alaska Capacity Purchase Agreement

        SkyWest Airlines and Alaska have entered into a Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines' operations for Alaska. Under the terms of the Alaska Capacity Purchase Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Alaska Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

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

American Agreement

        In September 2012, SkyWest Airlines and ExpressJet each entered into a Capacity Purchase Agreement with American (the "American Agreements"), which set forth the terms and conditions governing SkyWest Airlines' and ExpressJet's prospective American Eagle operations. SkyWest Airlines placed 12 CRJ200s into service for American on November 14, 2012 and ExpressJet placed 11 CRJ200s into service for American on February 14, 2013. The aircraft flown under the American Agreement have been removed from flying contracts SkyWest Airlines and ExpressJet had with another major partner. The term of each agreement is four years. The American Agreements provide for SkyWest Airlines and ExpressJet to be compensated primarily on a fee-per-completed-block hour and departure basis and will be reimbursed for fuel and other costs. The American Agreements also provide for SkyWest Airlines and ExpressJet to receive incentive compensation upon the achievement of certain performance criteria, but also impose financial penalties if SkyWest Airlines or ExpressJet fails to achieve minimum performance criteria. The incentives are defined in the American Agreements as being measured and determined on a quarterly basis. The Company anticipates that at the end of each quarter, it will calculate the incentives achieved during the quarter from the American Agreements and recognize revenue accordingly.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Other Revenue Items

        The Company's passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company's code-share agreements with Delta, United, Alaska, American or US Airways, contract modifications resulting from contract re-negotiations, the Company's ability to earn incentive payments contemplated under the Company's code-share agreements and settlement of reimbursement disputes with the Company's major partners.

        Under the Company's code-share agreements with Delta, United, Alaska, US Airways and American, the compensation structure generally consists of a combination of agreed-upon rates for operating flights and direct reimbursement for other certain costs associated with operating the aircraft. A portion of the Company's contract flying compensation is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2012, 2011 and 2010 were $506.7 million, $521.3 million and $492.7 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of operations. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss)since the use of the aircraft is not a separate activity of the total service provided and there is not a separate profitability measurement for the deemed rental activity of the aircraft.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the years ended December 31, 2012, 2011 and 2010, 3,889,000, 4,323,000 and 4,183,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2012, 2011and 2010 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Net Income (Loss)	$51,157	$(27,335)	$96,350
Denominator:
Denominator for basic earnings per-share weighted average shares	51,090	52,201	55,610
Dilution due to stock options and restricted stock	656	—	916

Denominator for diluted earnings per-share weighted average shares	51,746	52,201	56,526
Basic earnings (loss) per-share	$1.00	$(0.52)	$1.73
Diluted earnings (loss) per-share	$0.99	$(0.52)	$1.70

Comprehensive Income (Loss)

        Comprehensive income (loss) includes charges and credits to stockholders' equity that are not the result of transactions with the Company's shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company's equity investment in Trip Linhas Aereas, a regional airline operating in Brazil ("Trip") and Mekong Aviation

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Joint Stock Company, an airline operating in Vietnam ("Air Mekong") (see note 8), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net Income (Loss)	51,157	$(27,335)	$96,350
Proportionate share of other companies foreign currency translation adjustment, net of tax	(251)	(295)	637
Unrealized appreciation (depreciation) on marketable securities, net of tax	316	534	(745)

Comprehensive income (loss)	$51,222	$(27,096)	$96,242

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. However, due to recent events in credit markets, the auction events for some of these instruments held by the Company failed during the year ended December 31, 2012. Therefore, quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2012. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and approximates $1,744.2 million as of December 31, 2012, as compared to the carrying amount of $1,642.0 million as of December 31, 2012. The Company's fair value of long-term debt as of December 31, 2011 was $1,952.5 million as compared to the carrying amount of $1,815.4 million as of December 31, 2011.

Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company's chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company's two operating segments consist of the operations conducted by its two subsidiaries, SkyWest Airlines and ExpressJet. Information pertaining to the Company's reportable segments is presented in Note 2, Segment Reporting.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(2) Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company's chief operating decision maker ("CODM") when deciding how to allocate resources and in assessing performance.

        The Company's two operating segments consist of the operations conducted by its two subsidiaries, SkyWest Airlines and ExpressJet. On December 31, 2011, ExpressJet Delaware and Atlantic Southeast merged through the ExpressJet Combination. As a result of the ExpressJet Combination, ExpressJet became a reportable segment. Prior year amounts have been revised to conform to the current year segment presentation. The results of operation of ExpressJet Delaware and Atlantic Southeast for periods prior to the ExpressJet Combination are combined under the ExpressJet segment. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries.

        The following represents the Company's segment data for the years ended December 31, 2012, 2011 and 2010 (in thousands).

	Year ended December 31,2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,930,149	1,593,527	10,696	3,534,372
Operating expense	1,774,876	1,588,400	5,109	3,368,385
Depreciation and amortization expense	153,915	98,043	—	251,958
Interest expense	49,208	23,582	4,590	77,380
Segment profit (loss)(1)	106,065	(18,455)	997	88,607
Identifiable intangible assets, other than goodwill	—	17,248	—	17,248
Total assets	2,633,369	1,621,268	—	4,254,637
Capital expenditures (including non—cash)	53,656	20,204	—	73,860

	Year ended December 31,2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	2,002,830	1,640,837	11,256	3,654,923
Operating expense (income)	1,893,909	1,714,481	5,428	3,613,818
Depreciation and amortization expense	147,520	106,662	—	254,182
Interest expense	50,907	25,142	4,334	80,383
Segment profit(1)	58,014	(98,786)	1,494	(39,278)
Identifiable intangible assets, other than goodwill	—	19,497	—	19,497
Total assets	2,595,901	1,686,007	—	4,281,908
Capital expenditures (including non—cash)	166,998	32,758	—	199,756

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(2) Segment Reporting (Continued)

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

(1)
Segment profit is operating income less interest expense

(3) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.34% to 2.55% through 2013 to 2020, secured by aircraft	$273,515	$364,741
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.70% to 2.36% through 2013 to 2021, secured by aircraft	434,716	477,241
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	168,937	193,197
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	39,548	53,803
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	665,867	706,463
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	17,872	19,946
Notes payable to a bank, due in monthly installments interest based on LIBOR plus interest at 2.00% to 4.00% through 2016, secured by aircraft	41,567	—

Long-term debt	1,642,022	1,815,391

Less current maturities	(171,454)	(208,398)

Long-term debt, net of current maturities	1,470,568	1,606,993

        As of December 31, 2012, the Company had $1.6 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at December 31, 2012.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(3) Long-term Debt (Continued)

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2012 were as follows (in thousands):

2013	$171,454
2014	177,390
2015	184,510
2016	188,240
2017	161,735
Thereafter	758,693

$1,642,022

        As of December 31, 2012 and 2011, SkyWest Airlines had a $25 million line of credit. As of December 31, 2012 and 2011, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2013 and has a fixed interest rate of 4.0%.

        As of December 31, 2012, the Company had $75.1 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2012, the Company was in compliance with all debt covenants.

(4) Note Receivable

        On October 16, 2009, SkyWest Airlines agreed to defer certain amounts otherwise payable to SkyWest Airlines under the existing United Express Agreement for a maximum period of 30 days. The maximum deferral amount is $49 million and any amounts deferred accrue a deferral fee of 8%, payable weekly. As of December 31, 2012 and 2011, $49 million was deferred for 30 days. United's right to defer such payments continues through October 16, 2019, subject to certain conditions. As of December 31, 2012, the Company had classified $49.0 million as current and has identified the deferred amount as "Receivables, net" in its consolidated balance sheet.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(5) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2012	2011	2010
Current tax provision (benefit):
Federal	$—	$—	$(1,600)
State	441	396	451

	441	396	(1,149)

Deferred tax provision (benefit):
Federal	31,791	(21,533)	46,994
State	2,507	(1,698)	3,706

	34,298	(23,231)	50,700

Provision (benefit) for income taxes	34,739	(22,835)	49,551

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision (benefit) for income taxes by income (loss) before for income taxes (in thousands):

	Year ended December 31,
	2012	2011	2010
Computed "expected" provision (benefit) for income taxes at the statutory rates	$32,983	$(14,683)	$52,888
Increase (decrease) in income taxes resulting from:
Purchase accounting (gain) adjustment	—	1,999	(5,455)
State income tax provision (benefit), net of Federal income tax benefit	2,220	(1,810)	3,485
Valuation allowance changes affecting the provision for income taxes	1,614	—	—
Other, net	(2,078)	(8,341)	(1,367)

Provision (benefit) for income taxes	34,739	(22,835)	49,551

        For the year ended December 31, 2012, the Company recorded a $1.6 million valuation allowance against certain deferred tax assets associated with capital losses with a limited carryforward period. The Company anticipates the carryforward period will lapse prior to utilization of the deferred tax assets.

        For the year ended December 31, 2011 in conjunction with preparing the 2010 income tax return, the Company revised its estimate of the 2010 ExpressJet post-acquisition tax losses recorded as a deferred tax asset as of December 31, 2010. The change in estimate resulted in a tax benefit of $7.2 million, which is reflected in "Other, net" in the reconciliation above.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(5) Income Taxes (Continued)

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2012	2011
Deferred tax assets:
Intangible Asset	$37,031	$37,404
Accrued benefits	40,469	35,460
Net operating loss carryforward	118,448	128,134
AMT credit carryforward	15,882	15,882
Deferred aircraft credits	48,124	49,867
Accrued reserves and other	31,846	24,538

Total deferred tax assets	291,800	291,285

Valuation allowance	(1,614)	—

Deferred tax liabilities:
Accelerated depreciation	(823,487)	(789,641)

Total deferred tax liabilities	(823,487)	(789,641)

Net deferred tax liability	(533,301	$(498,356)

        The Company's deferred tax liabilities were primarily generated through an accelerated bonus depreciation on newly purchased aircraft and support equipment in accordance with IRS Section 168(k) in combination with shorter depreciable tax lives.

        The Company's valuation allowance is related to certain deferred tax assets with a limited carry-forward period. The Company does not anticipate utilizing these deferred tax assets prior to the lapse of the carry-forward period.

        At December 31, 2012, the Company had federal net operating losses of approximately $272.0 million and state net operating losses of approximately $736.5 million, which will start to expire in 2026 and 2016, respectively. As of December 31, 2012, the Company also had an alternative minimum tax credit of approximately $15.9 million which does not expire.

        In conjunction with the ExpressJet Merger, the Company acquired non-amortizable intangible tax assets and other tax assets that are not anticipated to provide a tax benefit until 2025 or later due to statutory limitations. Because of the uncertainty associated with the realization of those tax assets, the Company has a full valuation allowance of approximately $73.0 million on such tax assets as of December 31, 2012 and 2011. The Company also has a valuation allowance against deferred tax assets of approximately $1 million for net operating losses in states with short carry-forward periods. The deferred tax assets in the table above are shown net of these valuation allowance.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(6) Commitments and Contingencies

Lease Obligations

        The Company leases 568 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012 (in thousands):

Year ending December 31,
2013	$387,999
2014	360,797
2015	309,378
2016	239,989
2017	182,291
Thereafter	720,733

$2,201,187

        The majority of the Company's leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not considered at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying the accounting guidance. The Company's management believes that the Company's maximum exposure under these leases is the remaining lease payments.

        Total rental expense for non-cancelable aircraft operating leases was approximately $333.6 million, $346.5 million and $311.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. The minimum rental expense for airport station rents was approximately $43.5 million, $42.6 million and $43.5 million for the years ended December 31, 2012, 2011 and 2010, respectively.

        The Company's leveraged lease agreements typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 17 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management's assessment that the probability of this occurring is remote.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(6) Commitments and Contingencies (Continued)

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2012, management believes, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain IROP expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of December 31, 2012, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

        During 2010, the Company and Delta began preliminary settlement discussions related to the IROP dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2010.

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

DECEMBER 31, 2011

(6) Commitments and Contingencies (Continued)

breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety. Discovery in the State Court lawsuit is not yet complete.

        On October 18, 2011, Delta filed a counterclaim (the "Counterclaim") against SkyWest Airlines and Atlantic Southeast. The Counterclaim contains claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta's Counterclaim does not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta's damages exceed $4.5 million. SkyWest and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011, stating the allegations contained in the Counterclaim stand denied by operation of law and asserting SkyWest's and Atlantic Southeast's affirmative defenses. An estimated loss is accrued if the loss is probable and reasonably estimable. Because these conditions have not been satisfied, the Company has not recorded a loss in its consolidated financial statements with respect to the dispute. As of December 31, 2012, a range of reasonably possible loss is not determinable related to this Counterclaim.

        As of December 31, 2012, the Company's estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million. SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta's Counterclaim.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $94,000 and $240,000 as of December 31, 2012 and 2011, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company's contractual relationships with Delta and United combined accounted for approximately 94.8%, 97.6% and 94.7%, respectively of the Company's total revenues.

Employees Under Collective Bargaining Agreements

        As of December 31, 2012, the Company had 18,145 full-time equivalent employees. Approximately 42% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(6) Commitments and Contingencies (Continued)

        Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,620	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	940	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	70	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	420	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,560	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	670	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	80	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	75	International Brotherhood of Teamsters	Amendable

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

        As of December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$552,289	$—	$552,289	$—
Commercial paper	3,514	—	3,514	—
Asset backed securities	314	—	314	—

	556,117	—	556,117	—
Cash, Cash Equivalents and Restricted Cash	153,325	153,325	—	—
Other Assets(a)	3,844	—	—	3,844

Total Assets Measured at Fair Value	$713,286	$153,325	$556,117	$3,844

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(7) Fair Value Measurements (Continued)

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

        No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2012. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2012	$3,793
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	51
Transferred out	—
Settlements	—

Balance at December 31, 2012	$3,844

(8) Investment in Other Companies

        In September 2008, the Company entered into an agreement to acquire a 20% interest in TRIP. As of December 31, 2012, the Company's investment balance in TRIP was $19.1 million.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(8) Investment in Other Companies (Continued)

        On July 12, 2012, the Company sold its interest in TRIP for a price of $42 million. The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement. As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of the Company's TRIP shares ("Trip Investimentos"). The Company has also recorded the fair value of the option. The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the Company can exercise the option, at its discretion, between the second and fourth anniversaries of the Company's receipt of the final required installment payments from Trip Investimentos. Under the terms of the agreement, Trip Investimentos cannot transfer the TRIP shares until the three installment payments have been made. The restriction on Trip Investimentos' ability to transfer the TRIP shares prevents the transaction from being recognized as a sale. As a result, the Company will account for the transaction as a sale once all three installment payments have been made. The Company has no continuing involvement with the TRIP shares. As of December 31, 2012, the Company had received the first installment payment of $8.1 million. This payment was recorded as an "Other Long-Term Liability" on the Company's consolidated balance sheet. The second installment payment is due July 12, 2013, for an amount of $16.8 million. The third installment payment is due July 12, 2014 for an amount of $16.8 million. The future installment payments and the option to purchase 15.38% of Trip Investimentos represent variable interests in TRIP Investimentos, which is a variable interest entity. The Company has no equity interest and no control over Trip Investimentos, and therefore the Company does not consolidate Trip Investimentos.

        On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Air Mekong. During 2011, the Company invested an additional $3 million in Air Mekong. As of December 31, 2012, the Company's investment balance in Air Mekong was $1.7 million.

        The Company's investments in TRIP and Air Mekong have been recorded as "Other Assets" on the Company's consolidated balance sheet. The Company's ownership interest in Air Mekong decreased to 17% as a result of additional financing received by Air Mekong. As a result, for purposes of generally accepted accounting principles, the Company no longer has significant influence over the operations of Air Mekong. Beginning October 1, 2012, the Company ceased to account for its investment in Air Mekong under the equity method and, subsequent to that date, has accounted for its investment in Air Mekong under the cost method. The Company's portion of the losses incurred by TRIP and Air Mekong for the year ended December 31, 2012 and 2011 was $10.2 million (pre-tax), and $13.3 million (pre-tax), respectively. In connection with the sale of its investment in TRIP on July 12, 2012, the Company relinquished its board seat and voting rights and for purposes of generally accepted accounting principles, no longer has significant influence over the operations of TRIP. As a result, the Company ceased to account for its investment in TRIP under the equity method beginning on July 12, 2012 and, subsequent to that date, has accounted for its investment in TRIP under the cost method.

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

        In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the "Executive Plan"), the 2001 Allshare Stock Option Plan (the "Allshare Plan") and SkyWest Inc. Long-Term Incentive Plan (the "2006 Incentive Plan"). However, as of December 31, 2012, options to purchase 3,031,825 shares of the Company's common stock remained outstanding under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

        The fair value of stock options awarded under the Company's stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2012, the Company granted 200,115 stock options to employees under the 2010

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(9) Capital Transactions (Continued)

Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Expected annual dividend rate	1.23%	1.04%	1.10%
Risk-free interest rate	0.81%	2.08%	1.88%
Average expected life (years)	5.6	5.8	4.6
Expected volatility of common stock	0.409	0.404	0.402
Forfeiture rate	0.0%	0.0%	0.0%
Weighted average fair value of option grants	$4.43	$5.74	$4.78

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2012, the Company granted 290,265 shares of restricted stock to the Company's employees under the 2010 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2012 was $13.06 per share. Additionally, the Company granted 27,874 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of $13.06. The following table summarizes the restricted stock activity as of December 31, 2012, 2011 and 2010:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2009	686,586	$23.13
Granted	248,384	14.49
Vested	(256,285)	25.51
Cancelled	(19,422)	21.68

Non-vested shares outstanding at December 31, 2010	659,263	18.97
Granted	249,502	15.51
Vested	(238,848)	25.80
Cancelled	(58,315)	15.71

Non-vested shares outstanding at December 31, 2011	611,602	15.08
Granted	318,139	13.04
Vested	(212,841)	14.95
Cancelled	(18,015)	14.20

Non-vested shares outstanding at December 31, 2012	698,885	14.21

        During the year ended December 31, 2012, 2011 and 2010, the Company recorded equity-based compensation expense of $4.7 million, $5.4 million and $6.4 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(9) Capital Transactions (Continued)

        As of December 31, 2012, the Company had $4.9 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2012, 2011 and 2010:

	2012				2011		2010
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,176,673	$19.26	2.7 years	$—	4,586,979	$19.96	4,740,695	$20.37
Granted	200,115	13.06			327,617	15.45	320,458	14.49
Exercised	(179,204)	10.57			(5,941)	10.57	(4,821)	10.57
Cancelled	(543,725)	25.35			(731,982)	24.73	(469,353)	20.46

Outstanding at end of year	3,653,859	18.44	2.3 years	—	4,176,673	19.26	4,586,979	19.96

Exercisable at December 31, 2012	3,031,825	19.28	1.8 years	—
Exercisable at December 31, 2011	3,310,143	20.35	2.1 years	—

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2012, 2011 and 2010 was $191,000, $31,000 and $19,000, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	866,530	$4.82
Granted	200,115	4.43
Vested	(444,611)	4.42
Cancelled	—	—

Non-vested shares at end of year	622,034	$4.99

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(9) Capital Transactions (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $15	1,167,959	3.9 years	$14.38	545,925	$14.42
$16 to $21	1,649,742	1.8 years	17.71	1,649,742	17.71
$22 to $28	836,158	1.3 years	25.56	836,158	25.56

$10 to $28	3,653,859	2.3 years	18.44	3,031,825	19.28

Taxes

        A portion of the Company's granted options qualify as incentive stock options ("ISOs") for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company's effective tax rate from year to year is subject to variability.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $16.0 million, $14.4 million and $13.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

ExpressJet and Atlantic Southeast Retirement Plan

        ExpressJet (formerly Atlantic Southeast) sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "Atlantic Southeast Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic; however, ExpressJet limits the amount of company match at 6% of each participant's total compensation, except for those with ten or more years of service whose company match is limited to 8% of total compensation. Additionally, ExpressJet matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(10) Retirement Plans and Employee Stock Purchase Plans (Continued)

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

        ExpressJet's contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $26.4 million, $25.1 million and $5.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

        The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Number of shares purchased	487,451	300,177	356,777
Average price of shares purchased	$8.35	$14.56	$13.52

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2012, 2011 and 2010.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(11) Stock Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 25,000,000 shares of the Company's common stock in the public market. During the years ended December 31, 2012 and 2011, the Company repurchased 0.1 million and 4.1 million shares of common stock for approximately $0.9 million and $60.7 million, respectively at a weighted average price per share of $15.32 and $14.62, respectively. Effective September 14, 2012, the Company's Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the "Stock Repurchase Plan"), which provides for the repurchase of up to 6,514,266 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Exchange Act, as amended. The Stock Repurchase Plan expires on October 15, 2014.

(12) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and five Brasilia turboprop aircraft operated by the Company's subsidiaries. Zions also refinanced six CRJ200 and two CRJ700 aircraft in 2012 for terms of three to four years, becoming the debtor on these aircraft. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2012 and 2011 was $56.4 million and $51.8 million, respectively.

(13) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2012 and 2011 is as follows (in thousands, except per share data):

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$921,173	$937,214	$865,259	$810,726	$3,534,372
Operating income	20,457	46,806	54,974	43,750	165,987
Net income (loss)	(682)	16,960	20,933	13,946	51,157
Net income (loss) per common share:
Basic	(0.01)	0.33	0.41	0.27	1.00
Diluted	(0.01)	0.33	0.40	0.27	0.99
Weighted average common shares:
Basic:	50,881	50,944	51,241	51,296	51,090
Diluted:	50,881	51,789	52,153	52,161	51,746

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011

(13) Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$865,951	$933,697	$955,425	$899,850	$3,654,923
Operating income	227	19,040	26,827	(4,989)	41,105
Net income (loss)	(11,063)	1,579	116	(17,967)	(27,335)
Net income (loss) per common share:
Basic	(0.21)	0.03	0.00	(0.35)	(0.52)
Diluted	(0.21)	0.03	0.00	(0.35)	(0.52)
Weighted average common shares:
Basic:	53,844	52,698	51,570	50,691	52,201
Diluted:	53,844	53,371	52,315	50,691	52,201

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Our Chief Accounting Officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that, as of December 31, 2012, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

        During the three months ended December 31, 2012, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2012.

        The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP ("Ernst & Young"), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young's report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of SkyWest, Inc. and subsidiaries and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 15, 2013

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2013 Annual Meeting of Shareholders scheduled for May 7, 2013. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2012, pursuant to Regulation 14A of the Exchange Act.

Headings in Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	"Election of Directors," "Executive Officers," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Reporting Compliance"
ITEM 11.	EXECUTIVE COMPENSATION
"Corporate Governance," "Meetings and Committees of the Board," "Compensation Discussion and Analysis," "Compensation Committee Report," "Executive Compensation," "Director Compensation" and "Director Summary Compensation Table"
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	"Security Ownership of Certain Beneficial Owners"
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	"Certain Relationships and Related Transactions"
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	"Audit and Finance Committee Disclosure" and "Fees Paid to Independent Registered Public Accounting Firm"

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2012 and 2011, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Cash Flows for the year ended December 31, 2012, 2011 and 2010, Consolidated Statements of Stockholders' Equityfor the years ended December 31, 2012, 2011 and 2010 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number		Exhibit	Incorporated by Reference
3.1		Restated Articles of Incorporation		(1)

3.2		Amended and Restated Bylaws		(14)

4.1		Specimen of Common Stock Certificate		(2)

10.1		Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.		(3)

10.2		Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.		(3)

10.3		United Express Agreement dated September 9, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.		(4)

10.4		Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.		(5)

10.5		Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.		(6)

10.6(a	)	Master Purchase Agreement between Bombardier and SkyWest Airlines, Inc.		(7)

10.6(b	)	Supplement to Master Purchase Agreement between Bombardier, and SkyWest Airlines, Inc.		(4)

10.7		SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan		(8)

10.8		SkyWest Inc. 2007 Employee Stock Purchase Plan		(9)

10.8(a	)	First Amendment to SkyWest, Inc. 2007 Employee Stock Purchase Plan		(11)

10.9		SkyWest Inc. Executive Stock Incentive Plan		(10)

10.10		SkyWest Inc. Allshare Stock Option Plan		(10)

10.12		SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2010		(11)

10.12(a	)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan		(11)

10.13		SkyWest, Inc. 2007 Long-Term Incentive Plan		(11)

10.13(a	)	First Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan		(11)

10.13(b	)	Second Amendment to the SkyWest, Inc. 2007 Long-Term Incentive Plan		(11)

Number		Exhibit	Incorporated by Reference
10.14		SkyWest, Inc. 2009 Employee Stock Purchase Plan		(11)

10.15		Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.		(12)

10.16		Aircraft Purchase Agreement between Mitsubishi Aircraft Corporation and SkyWest Inc.		(13)

21.1		Subsidiaries of the Registrant		(14)

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

32.1		Certification of Chief Executive Officer	Filed herewith

32.2		Certification of Chief Financial Officer	Filed herewith

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2012, December 31, 2011 and December 31, 2010, (ii) the Consolidated Balance Sheet at December 31, 2012 and December 31, 2011, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

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

(9)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8, File No, 333-130848

(10)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed on July 28, 2000

(11)
Incorporated by reference to the exhibits to Registrant's Form 10-K filed on February 25, 2010

(12)
Incorporated by reference to the exhibits to Registrant's Form 8-K filed on November 18, 2010, as amended

(13)
Incorporated by reference to the exhibits to Registrant's Form 8-K filed on December 13, 2012, as amended

(14)
Incorporated by reference to the exhibits to Registrant's Form 10-K filed on February 24, 2012

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and have issued our report thereon dated February 15, 2013 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 15, 2013

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2012, 2011 and 2010

(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2012:
Allowance for inventory obsolescence	$8,248	941	—	$9,189
Allowance for doubtful accounts receivable	240	—	(146)	94

	8,488	941	(146)	9,283

Year Ended December 31, 2011:
Allowance for inventory obsolescence	$7,541	$707	—	$8,248
Allowance for doubtful accounts receivable	47	193	—	240

	7,588	900	—	8,488

Year Ended December 31, 2010:
Allowance for inventory obsolescence	$6,615	$926	—	$7,541
Allowance for doubtful accounts receivable	47	5,892	(5,892)	47

	$6,662	6,818	(5,892)	7,588

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2012, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2013.

SKYWEST, INC.
By:	/s/ ERIC J. WOODWARD Eric J. Woodward Chief Accounting Officer (Principal Accounting Officer)

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 15, 2013
/s/ MICHAEL J. KRAUPP Michael J. Kraupp	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 15, 2013
/s/ ERIC J. WOODWARD Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2013
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 15, 2013
/s/ W. STEVE ALBRECHT Steve Albrecht	Director	February 15, 2013
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 15, 2013
/s/ IAN M. CUMMING Ian M. Cumming	Director	February 15, 2013

Name	Capacities	Date

/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 15, 2013
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 15, 2013
/s/ HENRY J. EYRING Henry J. Eyring	Director	February 15, 2013
/s/ JAMES L. WELCH James L. Welch	Director	February 15, 2013