Form 10-Q
period 2013-03-31
SKYWEST INC
filed 2013-05-10
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common stock, no par value	51,877,298

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2013	December 31, 2012
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$143,075	$133,772
Marketable securities	468,864	556,117
Restricted cash	19,555	19,553
Receivables, net	135,833	130,102
Inventories, net	119,228	113,581
Prepaid aircraft rents	381,473	325,999
Deferred tax assets	121,986	124,320
Other current assets	23,110	30,596
Total current assets	1,413,124	1,434,040

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,014,946	3,997,926
Buildings and ground equipment	272,776	274,085
	4,287,722	4,272,011
Less-accumulated depreciation and amortization	(1,608,537)	(1,561,015)
Total property and equipment, net	2,679,185	2,710,996

OTHER ASSETS
Intangible assets, net	16,685	17,248
Other assets	111,392	92,353
Total other assets	128,077	109,601
Total assets	$4,220,386	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2013	2012
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$172,759	$171,454
Accounts payable	227,127	222,671
Accrued salaries, wages and benefits	117,860	121,352
Accrued aircraft rents	11,862	12,745
Taxes other than income taxes	16,417	22,353
Income tax payable	538	1,255
Other current liabilities	40,572	39,595
Total current liabilities	587,135	591,425

OTHER LONG-TERM LIABILITIES	57,628	57,422

LONG-TERM DEBT, net of current maturities	1,437,635	1,470,568

DEFERRED INCOME TAXES PAYABLE	657,760	657,620

DEFERRED AIRCRAFT CREDITS	88,069	90,427

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,172,934 and 76,713,154 shares issued, respectively	613,720	609,763
Retained earnings	1,148,277	1,147,117
Treasury stock, at cost, 25,295,636 and 25,280,364 shares, respectively	(371,407)	(371,211)
Accumulated other comprehensive income	1,569	1,506
Total stockholders’ equity	1,392,159	1,387,175
Total liabilities and stockholders’ equity	$4,220,386	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING REVENUES:
Passenger	$785,871	$902,356
Ground handling and other	17,616	18,817
Total operating revenues	803,487	921,173
OPERATING EXPENSES:
Salaries, wages and benefits	297,396	290,814
Aircraft maintenance, materials and repairs	167,156	179,636
Aircraft rentals	82,589	84,903
Depreciation and amortization	61,001	64,315
Aircraft fuel	49,681	147,450
Ground handling services	34,577	35,315
Station rentals and landing fees	34,088	43,933
Other, net	61,438	54,350
Total operating expenses	787,926	900,716
OPERATING INCOME	15,561	20,457
OTHER INCOME (EXPENSE):
Interest income	1,727	1,954
Interest expense	(17,965)	(19,780)
Other, net	6,039	(3,853)
Total other expense, net	(10,199)	(21,679)
INCOME (LOSS) BEFORE INCOME TAXES	5,362	(1,222)
PROVISION (BENEFIT) FOR INCOME TAXES	2,129	(540)
NET INCOME (LOSS)	$3,233	$(682)
BASIC EARNINGS (LOSS) PER SHARE	$0.06	$(0.01)
DILUTED EARNINGS (LOSS) PER SHARE	$0.06	$(0.01)
Weighted average common shares:
Basic	51,763	50,881
Diluted	52,497	50,881

Dividends declared per share	$0.04	$0.04

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$3,233	$(682)
Proportionate share of other companies foreign currency translation adjustment, net of tax	—	(30)
Net unrealized appreciation on marketable securities, net of tax	63	412
TOTAL COMPREHENSIVE INCOME (LOSS)	$3,296	$(300)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2013	2012

NET CASH USED IN OPERATING ACTIVITIES	$(13,836)	$(1,917)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(95,255)	(87,218)
Sales of marketable securities	182,560	120,220
Proceeds from the sale of equipment	90	630
Acquisition of property and equipment:
Aircraft and rotable spare parts	(17,525)	(14,860)
Buildings and ground equipment	(1,664)	(35)
Increase in other assets	(13,825)	(13,032)

NET CASH PROVIDED BY INVESTING ACTIVITIES	54,381	5,705

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(31,627)	(33,675)
Net proceeds from issuance of common stock	2,638	2,236
Purchase of treasury stock	(196)	(897)
Payment of cash dividends	(2,057)	(2,032)

NET CASH USED IN FINANCING ACTIVITIES	(31,242)	(34,368)

Increase (decrease) in cash and cash equivalents	9,303	(30,580)
Cash and cash equivalents at beginning of period	133,772	129,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,075	$98,946

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest, net of capitalized amounts	$14,603	$15,294
Income taxes	$388	$(54)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Effective December 31, 2011, the Company’s subsidiary, ExpressJet Airlines, Inc., a Delaware corporation, was merged into the Company’s subsidiary, Atlantic Southeast Airlines, Inc., a Utah corporation, with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”).  In these condensed consolidated financial statements, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the March 2013 quarter and have determined that balance and the activity during the period in accumulated other comprehensive income is not material.

Note B — Passenger and Ground Handling Revenue

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Airlines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive. Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

Delta Connection Agreements

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ExpressJet, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross- termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ExpressJet from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ExpressJet fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and continuing each fifth year thereafter. In addition to its termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ExpressJet have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ExpressJet also have cross-termination rights between the two Delta Connection Agreements.

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

During 2012, the Company reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft that were previously operated for Delta by other regional carriers in exchange for the early termination of 66 Bombardier CRJ200 regional jet aircraft (“CRJ200s”) under the SkyWest Airlines and ExpressJet Delta Connection Agreements. The Company anticipates the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional dual-class aircraft consist of 29 Bombardier CRJ900 regional jet aircraft (“CRJ900s”) and five Bombardier CRJ700 regional jet aircraft (“CRJ700s”). As of March 31, 2013, the Company had taken delivery of 21 CRJ900s and five CRJ700s. The Company anticipates that the remaining dual-class aircraft to be provided by Delta will be delivered by June 2013. The Company anticipates that all 66 CRJ200 aircraft will be removed from service under the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed from service, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to the Company.

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

United Capacity Purchase Agreement

Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental, to which United became a party pursuant to its merger with Continental in 2010 (the “United CPA”). Pursuant to the United CPA, ExpressJet Delaware agreed to provide regional airline service in the Continental (now United) flight system. Under the terms of the United CPA, to which ExpressJet succeeded as a party through the ExpressJet Combination, ExpressJet operates 229 aircraft in the United flight system and United has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the United CPA. Additionally, ExpressJet may earn incentive compensation upon achievement of certain operating performance criteria, but is subject to financial penalties if it fails to achieve minimum operating performance criteria. At the end of each month, the Company calculates the incentives achieved during the month under the United CPA and recognizes revenue accordingly.

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

US Airways Express Agreement

SkyWest Airlines and US Airways have entered into a US Airways Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ US Airways Express operations. Under the terms of the US Airways Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible to receive incentive compensation upon the achievement of certain performance criteria, but is subject to financial penalties if it fails to achieve minimum performance criteria. The incentives are defined in the US Airways Express Agreement as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter from the US Airways Express Agreement and recognizes revenue accordingly.

American Agreement

In September 2012, SkyWest Airlines and ExpressJet each entered into a Capacity Purchase Agreement with American (the “American Agreements”), which set forth the terms and conditions governing SkyWest Airlines’ and ExpressJet’s American Eagle operations. SkyWest Airlines placed 12 CRJ200s into service for American on November 14, 2012, and ExpressJet placed 11 CRJ200s into service for American on February 14, 2013. The aircraft flown under the American Agreements have been removed from flying contracts SkyWest Airlines and ExpressJet had with another major partner. The term of each American Agreement is four years. The American Agreements provide for SkyWest Airlines and ExpressJet to be compensated primarily on a fee-per-completed-block hour and departure basis and to be reimbursed for fuel and other costs. The American Agreements also provide for SkyWest Airlines and ExpressJet to receive incentive compensation upon each airline’s achievement of certain performance criteria, but also impose financial penalties if either airline fails to achieve minimum performance criteria. The incentives are defined in the American Agreements as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter from the American Agreements and recognizes revenue accordingly.

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with its major partners, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major partners. Other revenue primarily consists of revenue attributed to ground handling services the Company provides for other airlines.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the three months ended March 31, 2013, the Company granted options to purchase 173,558 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2013.

Expected annual dividend rate	1.21%
Risk-free interest rate	0.92%
Average expected life (years)	6.0
Expected volatility of common stock	0.446
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.04

During the three months ended March 31, 2013, the Company granted 284,026 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the three months ended March 31, 2013, the Company granted 27,492 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.24 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2013 and 2012, the Company recorded pre-tax share-based compensation expense of $1.3 million and $1.3 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the three months ended March 31, 2013 and 2012, options to acquire 3,437,000 and 3,991,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2013	2012
Numerator
Net Income (Loss)	$3,233	$(682)

Denominator
Weighted average number of common shares outstanding	51,763	50,881
Effect of outstanding share-based awards	734	—
Weighted average number of shares for diluted earnings (loss) per common share	52,497	50,881

Basic earnings (loss) per share	$0.06	$(0.01)
Diluted earnings (loss) per share	$0.06	$(0.01)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended March 31, 2013 and 2012 (in thousands).

	Three months ended March 31,2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	449,345	351,748	2,394	803,487
Operating expense	414,766	371,743	1,417	787,926
Depreciation and amortization expense	38,627	22,374	—	61,001
Interest expense	11,497	5,463	1,005	17,965
Segment profit (loss)(1)	23,082	(25,458)	(28)	(2,404)
Identifiable intangible assets, other than goodwill, net	—	16,685	—	16,685
Total assets	2,636,058	1,584,328	—	4,220,386
Capital expenditures (including non-cash)	21,712	7,879	—	29,591

	Three months ended March 31,2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	494,911	423,629	2,633	921,173
Operating expense	472,906	426,552	1,258	900,716
Depreciation and amortization expense	38,783	25,532	—	64,315
Interest expense	12,562	6,045	1,173	19,780
Segment profit (loss) (1)	9,443	(8,968)	202	677
Identifiable intangible assets, other than goodwill, net	—	18,935	—	18,935
Total assets	2,595,738	1,669,919	—	4,265,657
Capital expenditures (including non-cash)	15,253	3,802	—	19,055

(1)           Segment profit (loss) is equal to operating income less interest expense

Note F — Commitments and Contingencies

As of March 31, 2013, the Company leased 572 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2013 (in thousands):

April through December 2013	$236,890
2014	361,127
2015	308,778
2016	239,389
2017	181,791
Thereafter	720,732
$2,048,707

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

As of March 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$468,602	$—	$468,602	$—
Asset backed securities	262	—	262	—
	468,864	—	468,864	—

Cash, Cash Equivalents and Restricted Cash	162,630	162,630	—	—
Other Assets	2,305	—	—	(a) 2,305
Total Assets Measured at Fair Value	$633,799	$162,630	$468,864	$2,305

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$552,289	$—	$552,289	$—
Commercial paper	3,514		3,514
Asset backed securities	314	—	314	—
	556,117	—	556,117	—

Cash, Cash Equivalents and Restricted Cash	153,325	153,325	—	—
Other Assets	3,844	—	—	(a) 3,844
Total Assets Measured at Fair Value	$713,286	$153,325	$556,117	$3,844

(a)         Auction rate securities included in “Other assets” in the Company’s unaudited condensed consolidated balance sheets

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2013.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2013	$3,844
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(11)
Transferred out	—
Settlements	(1,528)
Balance at March 31, 2013	$2,305

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,712.5 million as of March 31, 2013, as compared to the carrying amount of $1,610.4 million as of March 31, 2013. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,744.2 million as of December 31, 2012, as compared to the carrying amount of $1,642.0 million as of December 31, 2012.

Note H — Investment in Other Company

On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). During 2011, the Company invested an additional $3 million in Air Mekong. As of March 31, 2013, the Company’s investment balance in Air Mekong was $1.7 million.

The Company’s investment in Air Mekong has been recorded as “Other Assets” on the Company’s consolidated balance sheet. During 2012, the Company’s ownership interest in Air Mekong decreased to 17% as a result of additional financing received by Air Mekong. As a result, for purposes of GAAP, the Company no longer has significant influence over the operations of Air Mekong. Beginning October 1, 2012, the Company ceased to account for its investment in Air Mekong under the equity method and, subsequent to that date, has accounted for its investment in Air Mekong under the cost method.

Beginning in August 2010, the Company sub-leased four CRJ900s to Air Mekong.    During the three months ended March 31, 2013, the Company terminated its sub-lease with Air Mekong and recognized $5.1 million of other income primarily due to the recognition of contingent rent payments, net of the write-off of certain maintenance deposits. The contingent rent payments were collected and realized related to aircraft maintenance obligations and no are longer payable to Air Mekong as a result of the sub-lease termination.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2013, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain IROP expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those

IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of March 31, 2013, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast. The Counterclaim contained claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim did not specify an amount of damages, but the Counterclaim alleged, on information and belief, that Delta’s damages exceed $4.5 million. During discovery related to the Counterclaim, Delta provided information related to additional travel Delta claimed was improper. SkyWest and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2012. Representatives of the parties met on April 2, 2013 and reached a settlement with respect to Delta’s Counterclaims. Delta dismissed its Counterclaim on April 13, 2013.  The Company has accrued the settlement amount of $3.0 million on its condensed consolidated financial statements as of March 31, 2013.

As of March 31, 2013, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million. SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three month periods ended March 31, 2013 and 2012. Also discussed is our financial position as of March 31, 2013 and December 31, 2012. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2013, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. a Delaware corporation, was merged into our subsidiary, Atlantic Southeast Airlines, Inc., a Utah corporation, with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”).  In this Report, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of March 31, 2013, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2013, we operated a combined fleet of 752 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	9	70	—	34	447
Delta	136	—	—	60	52	8	256
American	23	—	—	—	—	—	23
US Airways	15	—	—	—	—	—	15
Alaska	—	—	—	5	—	—	5
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Unassigned	—	—	—	—	4	—	4
Total	268	242	9	135	56	42	752

For the three months ended March 31, 2013, approximately 61.6% of our aggregate capacity was operated for United, approximately 33.6% was operated for Delta approximately 2.0% was operated for American, approximately 1.5% was operated for US Airways, and approximately 1.3% was operated for Alaska.

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

The second item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska flying contracts, a portion of our compensation is based upon fixed hourly rates, which is intended to compensate us for engine maintenance costs (“Fixed-Rate Engine Contracts”). Under the compensation structure for our Delta

Connection and United CPA flying contracts, our major partner directly reimburses us for engine maintenance expense when the expense is incurred (“Directly-Reimbursed Engine Contracts”). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

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

Because we recognize revenue at the same amount and in the same period when we incur engine maintenance expense on engines operating under our Directly-Reimbursed Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods.

We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s operating under our Fixed-Rate Engine Contracts (“Power by the Hour Agreement”). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2013, contract flying revenue and pro-rate revenue represented approximately 91% and 9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

First Quarter Summary

We had revenues of $803.5 million for the three months ended March 31, 2013, a 12.8% decrease, compared to revenues of $921.2 million for the three months ended March 31, 2012. We had a net income of $3.2 million, or $0.06 per diluted share, for the three months ended March 31, 2013, compared to a net loss of $0.7 million or $0.01 per diluted share, for the three months ended March 31, 2012.

The significant items affecting our financial performance during the three months ended March 31, 2013 are outlined below:

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue, including fuel and certain engine maintenance expenses. Our fuel expense and directly-reimbursed engine expense decreased by $99.6 million and $20.9 million, respectively, during the three months ended March 31, 2013, from the three months ended March 31, 2012, due primarily to United purchasing an increased volume of fuel directly from vendors on flights we operated under our United Express Agreements and due to a reduction in the number of engine events from the first three months of 2012. Excluding the impact of the decrease in direct fuel and engine maintenance expense and associated reimbursements, our passenger revenues increased $4.0 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, which was primarily due to an increase in block-hour production.

Because we use the direct-expense method of accounting for our CRJ200 engines and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period operating under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense incurred under the Fixed-Rate Engine Contracts decreased $7.6 million during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the three months ended March 31, 2013.

Aircraft maintenance expense, excluding reimbursed engine overhauls and engine overhauls for our CRJ200s under our Fixed-Rate Engine Contracts, increased $16.0 million, or 14.1%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to an increase in the number of  scheduled maintenance events at ExpressJet.

Other income (expense) net, increased $9.9 million during the three months ended March 31, 2013,   compared to the three months ended March 31, 2012. During the three months ended March 31, 2013 we terminated our sub-lease with Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”) and recognized $5.1 million of other income primarily due to the recognition of contingent rent payments that were collected and realized related to aircraft maintenance obligations and no longer payable to Air Mekong as a result of the sub-lease termination. During the three months ended March 31, 2012, we incurred other expense of $3.9 million primarily consisting of losses from our investments in Trip Linhas Aereas (“TRIP”) and Air Mekong.

The items identified above were the principal factors that contributed to the significant improvement in our financial results during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.

During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. The additional dual-class aircraft were previously operated for Delta by other regional carriers. We anticipate the 34 additional dual-class aircraft will be subleased from Delta for a nominal amount. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of March 31, 2013, we had taken delivery of 21 of the additional CRJ900s and five of the additional CRJ700s. We anticipate that the remaining aircraft will be delivered by June 2013. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to us.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2012, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2012.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Our Business Segments

For the three months ended March 31, 2013 and 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended March 31,
	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$449,345	$494,911	$(45,566)	(9.2)%
ExpressJet Operating Revenues	351,748	423,629	(71,881)	(17.0)%
Other Operating Revenues	2,394	2,633	(239)	(9.1)%
Total Operating Revenues	$803,487	$921,173	$(117,686)	(12.8)%
Airline Expenses:
SkyWest Airlines Expense	$426,263	$485,468	$(59,205)	(12.2)%
ExpressJet Expense	377,206	432,597	(55,391)	(12.8)%
Other Airline Expense	2,422	2,431	(9)	(0.4)%
Total Airline Expense(1)	$805,891	$920,496	$(114,605)	(12.5)%
Segment profit (loss):
SkyWest Airlines segment profit	$23,082	$9,443	$13,639	144.4%
ExpressJet segment loss	(25,458)	(8,968)	(16,490)	(183.9)%
Other profit	(28)	202	(230)	(113.9)%
Total Segment profit (loss)	$(2,404)	$677	$(3,081)	(455.1)%
Interest Income	1,727	1,954	(227)	(11.6)%
Other	6,039	(3,853)	(9,892)	256.7%
Consolidated Income (Loss) before taxes	$5,362	$(1,222)	$6,584	538.8%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $13.6 million, or 144.4%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $8.9 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

•                  Non-pass-through operating revenue increased by $10.8 million. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production and our receipt of higher incentive payments from our major partners.

•                  SkyWest Airlines salaries, wages and employee benefits increased $5.7 million, primarily due to increased block hour production.

•                  Legal expense increased by $2.4 million.  The increase in legal expense was primarily related to settlement of travel our dispute with Delta regarding non-revenue positive space flying by employees of SkyWest Airlines and ExpressJet..

ExpressJet Segment Loss.  ExpressJet segment loss increased $16.5 million, or 183.9%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in ExpressJet segment loss was due primarily to an increase in aircraft maintenance expense, excluding reimbursed engine overhauls, of $14.6 million, which was primarily attributable to an increase in scheduled maintenance events and costs associated with reduced efficiencies in maintenance planning.

Three Months Ended March 31, 2013 and 2012

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2013		2012		% Change
Revenue passenger miles (000)	7,244,635		6,938,913		4.4%
Available seat miles (“ASMs”) (000)	9,194,309		9,003,482		2.1%
Block hours	571,991		556,421		2.8%
Departures	350,252		341,140		2.7%
Passengers carried	14,033,174		13,366,246		5.0%
Passenger load factor	78.8%		77.1%		1.7	Pts
Revenue per available seat mile	8.7	¢	10.2	¢	(14.7)%
Cost per available seat mile	8.8	¢	10.2	¢	(13.7)%
Cost per available seat mile excluding fuel	8.3	¢	8.6	¢	(3.5)%
Fuel cost per available seat mile	0.5	¢	1.6	¢	(68.8)%
Average passenger trip length (miles)	516		519		(0.6)%

Revenues. Operating revenues decreased $117.7 million, or 12.8%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2013	2012	$ Change	% Change
Passenger revenues	$785,871	$902,356	$(116,485)	(12.9)%
Less: Fuel reimbursement from major partners	24,678	124,292	(99,614)	(80.1)%
Less: Engine overhaul reimbursement from major partners	28,285	49,147	(20,862)	(42.4)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$732,908	$728,917	$3,991	0.5%

Passenger revenues.  Passenger revenues decreased $116.5 million, or 12.9%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $4.0 million, or 0.5%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 2.8% during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.  The increase in block hours was offset by the decrease in reimbursements of other contractual pass-through costs such as landing fees and station rents.

Ground handling and other.  Total ground handling and other revenues decreased $1.2 million, or 6.4%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income (loss) under the heading “Passenger revenues” and revenue attributed to ground handling services the Company provides for third-party aircraft is reflected in our consolidated statements of comprehensive income (loss) under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended March 31,
					2013	2012
	2013	2012	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$49,681	$147,450	(97,769)	(66.3)%	0.5	1.6
Salaries, wages and benefits	297,396	290,814	6,582	2.3%	3.2	3.2
Aircraft maintenance, materials and repairs	167,156	179,636	(12,480)	(6.9)%	1.8	2.0
Aircraft rentals	82,589	84,903	(2,314)	(2.7)%	0.9	0.9
Depreciation and amortization	61,001	64,315	(3,314)	(5.2)%	0.7	0.7
Station rentals and landing fees	34,088	43,933	(9,845)	(22.4)%	0.4	0.5
Ground handling services	34,577	35,315	(738)	(2.1)%	0.4	0.4
Other	61,438	54,350	7,088	13.0%	0.7	0.7
Total operating expenses	787,926	900,716	(112,790)	(12.5)%	8.6	10.0
Interest	17,965	19,780	(1,815)	(9.2)%	0.2	0.2
Total airline expenses	$805,891	$920,496	(114,605)	(12.5)%	8.8	10.2

Fuel.  Fuel costs decreased $97.8 million, or 66.3%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. Effective July 1, 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. Thus, the decrease in our fuel expense was primarily due to a decrease in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	12,713	40,668	(68.7)%
Fuel expense	$49,681	$147,450	(66.3)%

Salaries Wages and Employee Benefits.  Salaries, wages and employee benefits increased $6.6 million, or 2.3%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in salaries, wages and employee benefits was primarily due to the increase in crew wages attributable to increased block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $12.5 million, or 6.9%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$167,156	$179,636	$(12,480)	(6.9)%
Less: Engine overhaul reimbursed from major partners	28,285	49,147	(20,862)	(42.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	10,044	17,615	(7,571)	(43.0)%
Other aircraft maintenance, materials and repairs	$128,827	$112,874	$15,953	14.1%

Other aircraft maintenance, materials and repairs, increased $16.0 million, or 14.1%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, was primarily due to more scheduled maintenance events at ExpressJet.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended March 31, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $7.6 million compared to the three months ended March 31, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).

Aircraft rentals.  Aircraft rentals decreased $2.3 million, or 2.7%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to April 1, 2012.

Depreciation and amortization.  Depreciation and amortization expense decreased $3.3 million, or 5.2%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated since April 1, 2012 and a lower volume of capital expenditures.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $9.8 million, or 22.4%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense decreased $0.7 million, or 2.1%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease in ground handling service expense was primarily due to a to SkyWest and ExpressJet transitioning ground handling station to other vendors.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $7.1 million, or 13.0%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase in other expenses during the three months ended March 31, 2012 was primarily due to the increase in property tax expense of $3.9 million due to refunds received during the three months ended March 31, 2012 (primarily a pass-through cost under our flying contracts) and an increase in legal expense of $2.6 million due to the settlement of Delta’s counterclaims related to travel by certain employees of SkyWest Airlines and ExpressJet.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $114.6 million, or 12.5%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2013	2012	$ Change	% Change
Total airline expense	$805,891	$920,496	$(114,605)	(12.5)%
Less: Fuel expense	49,681	147,450	(97,769)	(66.3)%
Less: Engine overhaul reimbursement from major partners	28,285	49,147	(20,862)	(42.4)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	10,044	17,615	(7,571)	(43.0)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$717,881	$706,284	$11,597	1.6%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $11.6 million, or 1.6%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other, net.  Other, net increased $9.9 million during the three months ended March 31, 2013, compared to the three months ended December 31, 2012.  The increase was primarily attributable to the termination of our sub-lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the three months ended March 31, 2013.  During the three months ended March 31, 2012, we incurred other expense of $3.9 million primarily consisting of losses from our investments in TRIP and Air Mekong.

Net income (loss).  Primarily due to factors described above, we generated  net income of $3.2 million, or $0.06 per diluted share, for the three months ended March 31, 2013, compared toa  net loss of $0.7 million, or $0.01 per diluted share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2013 and 2012, and our total cash and marketable securities positions as of March 31, 2013 and December 31, 2012 (in thousands).

	For the three months ended March 31,
	2013	2012	$ Change	% Change
Net cash used in operating activities	(13,836)	$(1,917)	$(11,919)	(621.8)%
Net cash provided by investing activities	54,381	5,705	48,676	853.2%
Net cash used in financing activities	(31,242)	(34,368)	3,126	(9.1)%

	March 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$143,075	$133,772	$9,303	7.0%
Restricted cash	19,555	19,553	2	0.0%
Marketable securities	468,864	556,117	(87,253)	(15.7)%
Total	$631,494	$709,442	$(77,948)	(11.0)%

Cash Flows from Operating Activities.

Net cash used in operating activities increased $11.9 million or 621.8%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The increase was primarily due to a decrease in the working capital accounts of  $12.5 million.

Cash Flows from Investing Activities.

Net cash provided by investing activities increased $48.7 million or 853.2%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. During the three months ended March 31, 2013, net sales of marketable securities increased  $54.3 million compared to the three months ended March 31, 2012.

Cash Flows from Financing Activities.

Net cash used in financing activities decreased $3.1 million or 9.1%, during the three months ended March 31, 2013, compared to the three months ended March 31, 2012. The decrease was primarily related to a decrease in principal payments on long-term debt of $2.0 million during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2013, our total capital mix was 49.2% equity and 50.8% long-term debt, compared to 48.5% equity and 51.5% long-term debt at December 31, 2012.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Apr-Dec 2013	2014	2015	2016	2017	Thereafter

Operating lease payments for aircraft and facility obligations	$2,048,707	$236,890	$361,127	$308,778	$239,389	$181,791	$720,732
Interest commitments	421,342	56,900	64,905	58,015	50,818	43,564	147,140
Principal maturities on long-term debt	1,610,394	139,826	177,390	184,510	188,240	161,735	758,693
Total commitments and obligations	$4,080,443	$433,616	$603,422	$551,303	$478,447	$387,090	$1,626,565

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2013, we had 572 aircraft under lease with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at March 31, 2013. Assuming a 4.7% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.7 billion at March 31, 2013.

Long-term Debt Obligations

As of March 31, 2013, we had $1,610.4 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.4% at March 31, 2013.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2013, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per pro-rate gallon of aircraft fuel was $3.61 for the three months ended March 31, 2013.  The price per pro-rate gallon of aircraft fuel was also $3.61 for the three months ended March 31, 2012. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.2 million in fuel expense for the three months ended March 31, 2013.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2013, we had variable rate notes representing 31.5% of our total long-term debt compared to 31.7% of our long-term debt at December 31, 2012. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.3 million in interest expense and received $1.7 million in additional interest income for the three months ended March 31, 2013. However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.3 million less in interest expense and received $1.7 million less in interest income for the three months ended March 31, 2013. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of March 31, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2013, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of March 31, 2013, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

On October 18, 2011, Delta filed a counterclaim (the “Counterclaim”) against SkyWest Airlines and Atlantic Southeast. The Counterclaim contained claims for unjust enrichment and breach of contract related to alleged non-revenue positive space flying by SkyWest and Atlantic Southeast employees for non-Delta related business. Delta’s Counterclaim did not specify an amount of damages, but the Counterclaim alleges, on information and belief, that Delta’s damages exceed $4.5 million. During discovery related to the Counterclaim, Delta provided information related to additional travel Delta claimed was improper. SkyWest Airlines and Atlantic Southeast filed their reply to the Counterclaim on November 21, 2011.  Representatives of the parties met on April 2, 2013 and reached a settlement with respect to Delta’s Counterclaim. Delta dismissed its Counterclaim on April 13, 2013. We have accrued the settlement amount of $3.0 million on our condensed consolidated financial statements as of March 31, 2013.

As of March 31, 2013, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million. SkyWest Airlines and ExpressJet continue to vigorously pursue their claims set forth in the State Court Complaint and their defenses against Delta’s Counterclaim.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2013	—	$—	—	6,513,692
February 1 - February 28, 2013	15,272	12.81	15,272	6,498,420
March 1 - March 31, 2013	—	—	—	6,498,420
Total	15,272	$12.81	15,272	6,498,420

(1)                                 Under resolutions adopted at various dates between February 2007 and August 2012, our Board of Directors authorized the repurchase of up to 25,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of March 31, 2013, we had spent approximately $338.7 million to repurchase approximately 18,501,580 shares of the 25,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. Effective September 14, 2012, our Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the “Stock Repurchase Plan”), which provides for the repurchase of up to 6,498,420 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Stock Repurchase Plan is scheduled to expire on October 15, 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2013.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer