Form 10-Q
period 2013-06-30
SKYWEST INC
filed 2013-08-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2013
Common stock, no par value	52,026,668

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2013	December 31, 2012
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$140,546	$133,772
Marketable securities	505,516	556,117
Restricted cash	19,559	19,553
Receivables, net	86,892	130,102
Inventories, net	129,206	113,581
Prepaid aircraft rents	362,990	325,999
Deferred tax assets	168,033	124,320
Other current assets	23,350	30,596
Total current assets	1,436,092	1,434,040

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,029,501	3,997,926
Deposits on aircraft	24,200	—
Buildings and ground equipment	275,477	274,085
	4,329,178	4,272,011
Less accumulated depreciation and amortization	(1,651,377)	(1,561,015)
Total property and equipment, net	2,677,801	2,710,996

OTHER ASSETS
Intangible assets, net	16,123	17,248
Other assets	110,054	92,353
Total other assets	126,177	109,601
Total assets	$4,240,070	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2013	2012
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$173,201	$171,454
Accounts payable	217,647	222,671
Accrued salaries, wages and benefits	125,738	121,352
Accrued aircraft rents	11,587	12,745
Taxes other than income taxes	19,166	22,353
Income tax payable	1,480	1,255
Other current liabilities	37,133	39,595
Total current liabilities	585,952	591,425

OTHER LONG-TERM LIABILITIES	59,132	57,422

LONG-TERM DEBT, net of current maturities	1,382,849	1,470,568

DEFERRED INCOME TAXES PAYABLE	715,285	657,620

DEFERRED AIRCRAFT CREDITS	85,629	90,427

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,178,934 and 76,713,154 shares issued, respectively	614,703	609,763
Retained earnings	1,166,921	1,147,117
Treasury stock, at cost, 25,295,636 and 25,280,364 shares, respectively	(371,407)	(371,211)
Accumulated other comprehensive income	1,006	1,506
Total stockholders’ equity	1,411,223	1,387,175
Total liabilities and stockholders’ equity	$4,240,070	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Passenger	$826,122	$920,633	$1,611,993	$1,822,989
Ground handling and other	13,008	16,581	30,624	35,399
Total operating revenues	839,130	937,214	1,642,617	1,858,388
OPERATING EXPENSES:
Salaries, wages and benefits	300,342	290,676	597,738	581,490
Aircraft maintenance, materials and repairs	171,528	167,150	338,684	346,786
Aircraft rentals	81,814	83,944	164,402	168,846
Depreciation and amortization	61,174	64,182	122,174	128,497
Aircraft fuel	46,802	153,544	96,483	300,994
Station rentals and landing fees	36,998	44,254	71,086	88,187
Ground handling services	33,117	29,615	67,694	64,930
Other	56,800	57,043	118,238	111,395
Total operating expenses	788,575	890,408	1,576,499	1,791,125
OPERATING INCOME	50,555	46,806	66,118	67,263
OTHER INCOME (EXPENSE):
Interest income	870	2,043	2,597	3,996
Interest expense	(17,526)	(19,387)	(35,491)	(39,167)
Other, net	(187)	(815)	5,852	(4,667)
Total other expense, net	(16,843)	(18,159)	(27,042)	(39,838)
INCOME BEFORE INCOME TAXES	33,712	28,647	39,076	27,425
PROVISION FOR INCOME TAXES	12,992	11,687	15,121	11,147
NET INCOME	$20,720	$16,960	$23,955	$16,278

BASIC EARNINGS PER SHARE	$0.40	$0.33	$0.46	$0.32
DILUTED EARNINGS PER SHARE	$0.39	$0.33	$0.46	$0.32
Weighted average common shares:
Basic	51,881	50,944	51,822	50,912
Diluted	52,547	51,789	52,522	51,335

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

COMPREHENSIVE INCOME:
Net income	$20,720	$16,960	$23,955	$16,278
Proportionate share of other companies foreign currency translation adjustment, net of taxes	—	141	—	448
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(563)	35	(499)	111
TOTAL COMPREHENSIVE INCOME	$20,157	$17,136	$23,456	$16,837

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2013	2012

NET CASH PROVIDED BY OPERATING ACTIVITIES	$129,277	$109,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(294,649)	(222,616)
Sales of marketable securities	344,682	219,362
Proceeds from the sale of equipment	102	630
Acquisition of property and equipment:
Aircraft and rotable spare parts	(44,469)	(27,555)
Deposits on aircraft	(24,200)	—
Buildings and ground equipment	(4,442)	(3,252)
Increase in other assets	(11,719)	(9,397)

NET CASH USED IN INVESTING ACTIVITIES	(34,695)	(42,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(85,971)	(84,598)
Tax benefit (deficiency) from exercise of common stock options	(175)	73
Net proceeds from issuance of common stock	2,666	2,161
Purchase of treasury stock	(196)	(897)
Payment of cash dividends	(4,132)	(4,070)

NET CASH USED IN FINANCING ACTIVITIES	(87,808)	(87,331)

Increase (decrease) in cash and cash equivalents	6,774	(20,812)
Cash and cash equivalents at beginning of period	133,772	129,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$140,546	$108,714

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
Interest, net of capitalized amounts	$36,633	$39,261
Income taxes	$880	$(1,477)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and six-months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Effective December 31, 2011, the Company’s subsidiary, ExpressJet Airlines, Inc., a Delaware corporation, was merged into the Company’s subsidiary, Atlantic Southeast Airlines, Inc., a Utah corporation, with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”).  In these notes to condensed consolidated financial statements, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the consummation of the ExpressJet Combination.

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance in the quarter ended March 31, 2013, and have determined that the balance and the activity during the period in accumulated other comprehensive income was not material.

Note B — Passenger and Ground Handling Revenues

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Airlines, Inc. (“Delta”), United Air Lines, Inc. (“United”), Continental Airlines, Inc. (“Continental”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive. Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code-share and pro-rate agreements.

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

During 2012, the Company reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft that were previously operated for Delta by other regional carriers in exchange for the early termination of 66 Bombardier CRJ200 regional jet aircraft (“CRJ200s”) under the SkyWest Airlines and ExpressJet Delta Connection Agreements. The 34 additional dual-class aircraft are subleased from Delta for a nominal amount. The 34 additional dual-class aircraft consist of 29 Bombardier CRJ900 regional jet aircraft (“CRJ900s”) and five Bombardier CRJ700 regional jet aircraft (“CRJ700s”). As of June 30, 2013, the Company had taken delivery of 29 CRJ900s and five CRJ700s. The Company anticipates that all 66 CRJ200 aircraft will be removed from service under the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed from service, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to the Company.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to allocation of liability for certain irregular operations (“IROP”) expenses that are paid by SkyWest Airlines and ExpressJet to their passengers under certain situations. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Delta continues to withhold a portion of the funds the Company believes are payable as weekly scheduled wire payments to SkyWest Airlines and ExpressJet (See Note H for additional details).

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

On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new Embraer E175 dual-class regional jet aircraft. Under the agreement, it is anticipated that the 40 aircraft will be introduced into service in the second quarter of 2014, with deliveries continuing to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

On February 1, 2010, Atlantic Southeast and United entered into a United Express Agreement, pursuant to which ExpressJet, as successor to Atlantic Southeast, operates 14 Bombardier CRJ200s as a United Express carrier. The ExpressJet United Express Agreement is a capacity purchase agreement with a five-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

On December 1, 2009, ExpressJet Delaware and United entered into a United Express Agreement, which sets forth the principal terms and conditions governing the United Express operations presently conducted by ExpressJet. Under the terms of that United Express Agreement, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

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

American Agreement

In September 2012, SkyWest Airlines and ExpressJet each entered into a Capacity Purchase Agreement with American (collectively, the “American Agreements”), which sets forth the terms and conditions governing the American Eagle operations conducted by SkyWest Airlines and ExpressJet, respectively. SkyWest Airlines placed 12 CRJ200s into service for American on November 14, 2012, and ExpressJet placed 11 CRJ200s into service for American on February 14, 2013. The aircraft flown under the American Agreements have been removed from flying contracts SkyWest Airlines and ExpressJet had with another major partner. The term of each American Agreement is four years. The American Agreements provide for SkyWest Airlines and ExpressJet to be compensated primarily on a fee-per-completed-block hour and departure basis and to be reimbursed for fuel and other costs. The American Agreements also provide for SkyWest Airlines and ExpressJet to receive incentive compensation upon each airline’s achievement of certain performance criteria, but also impose financial penalties if the airline fails to achieve minimum performance criteria. The incentives are defined in the American Agreements as being measured and determined on a quarterly basis. At the end of each quarter, the Company calculates the incentives achieved during the quarter from the American Agreements and recognizes revenue accordingly.

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

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the six months ended June 30, 2013, the Company granted options to purchase 173,558 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2013.

Expected annual dividend rate	1.21%
Risk-free interest rate	0.92%
Average expected life (years)	6.0
Expected volatility of common stock	0.446
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.04

During the six months ended June 30, 2013, the Company granted 284,026 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the six months ended June 30, 2013, the Company granted 27,492 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.24 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2013 and 2012, the Company recorded pre-tax share-based compensation expense of $1.1 million and $1.1 million, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded pre-tax share-based compensation expense of $2.4 million and $2.4 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three months ended June 30, 2013 and 2012, options to acquire 3,298,000 and 3,952,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the six months ended June 30, 2013 and 2012, options to acquire 3,368,000 and 3,971,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Numerator
Net Income	$20,720	$16,960	$23,955	$16,278

Denominator
Weighted average number of common shares outstanding	51,881	50,944	51,822	50,912
Effect of outstanding share-based awards	666	845	700	423
Weighted average number of shares for diluted net income per common share	52,547	51,789	52,522	51,335

Basic earnings per share	$0.40	$0.33	$0.46	$0.32
Diluted earnings per share	$0.39	$0.33	$0.46	$0.32

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three-month periods ended June 30, 2013 and 2012 (in thousands).

	Three months ended June 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	463,068	375,588	474	839,130
Operating expense	411,917	374,431	2,227	788,575
Depreciation and amortization expense	38,839	22,335	—	61,174
Interest expense	11,227	5,362	937	17,526
Segment profit (loss)(1)	39,924	(4,205)	(2,690)	33,029
Identifiable intangible assets, other than goodwill	—	16,123	—	16,123
Total assets	2,656,855	1,583,215	—	4,240,070
Capital expenditures (including non-cash)	21,952	11,473	—	33,425

	Three months ended June 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	509,135	425,445	2,634	937,214
Operating expense	467,497	421,640	1,271	890,408
Depreciation and amortization expense	38,646	25,536	—	64,182
Interest expense	12,353	5,959	1,075	19,387
Segment profit (loss) (1)	29,285	(2,154)	288	27,419
Identifiable intangible assets, other than goodwill	—	18,373	—	18,373
Total assets	2,604,012	1,634,798	—	4,238,810
Capital expenditures (including non-cash)	13,946	4,579	—	18,525

(1)                                 Segment profit is operating income less interest expense

The following represents the Company’s segment data for the six-month periods ended June 30, 2013 and 2012 (in thousands).

	Six months ended June 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	912,413	727,336	2,868	1,642,617
Operating expense	826,683	746,174	3,642	1,576,499
Depreciation and amortization expense	77,464	44,710	—	122,174
Interest expense	22,723	10,825	1,943	35,491
Segment profit (loss)(1)	63,007	(29,663)	(2,717)	30,627
Identifiable intangible assets, other than goodwill	—	16,123	—	16,123
Total assets	2,656,855	1,583,215	—	4,240,070
Capital expenditures (including non-cash)	44,362	19,351	—	63,713

	Six months ended June 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,004,046	849,074	5,268	1,858,388
Operating expense	940,403	848,192	2,530	1,791,125
Depreciation and amortization expense	77,429	51,068	—	128,497
Interest expense	24,915	12,005	2,247	39,167
Segment profit (loss) (1)	38,728	(11,123)	491	28,096
Identifiable intangible assets, other than goodwill	—	18,373	—	18,373
Total assets	2,604,012	1,634,798	—	4,238,810
Capital expenditures (including non-cash)	36,353	8,541	—	44,894

(1)                                 Segment profit is operating income less interest expense

Note F — Commitments and Contingencies

As of June 30, 2013, the Company leased 575 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2013 (in thousands):

July through December 2013	$174,682
2014	378,877
2015	325,540
2016	254,928
2017	192,602
Thereafter	720,718
$2,047,347

Commitments.  On May 21, 2013, the Company announced that it entered into an agreement with Embraer for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until the Company enters into capacity purchase agreements with other major airlines to operate the aircraft.  The Company anticipates taking delivery of these aircraft in April 2014 and has scheduled delivery of the remaining aircraft covered by the order through August 2015. The table below summarizes the Company’s firm commitments as of June 30, 2013, which primarily relate to the acquisition of aircraft and related spare engines that are considered firm deliveries (in thousands):

2014	$569,640
2015	591,368
2016	9,972
$1,170,980

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

As of June 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$505,293	$—	$505,293	$—
Asset backed securities	223	—	223	—
	505,516	—	505,516	—

Cash, Cash Equivalents and Restricted Cash	160,105	160,105	—	—
Other Assets (a)	2,248	—	—	2,248
Total Assets Measured at Fair Value	$667,869	$160,105	$505,516	$2,248

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$552,289	$—	$552,289	$—
Commercial paper	3,514		3,514
Asset backed securities	314	—	314	—
	556,117	—	556,117	—

Cash, Cash Equivalents and Restricted Cash	153,325	153,325	—	—
Other Assets	3,844	—	—	(a) 3,844
Total Assets Measured at Fair Value	$713,286	$153,325	$556,117	$3,844

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2013.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2013	$3,844
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(68)
Transferred out	—
Settlements	(1,528)
Balance at June 30, 2013	$2,248

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,651.4 million as of June 30, 2013, as compared to the carrying amount of $1,556.1 million as of June 30, 2013. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,744.2 million as of December 31, 2012, as compared to the carrying amount of $1,642.0 million as of December 31, 2012.

Note H — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2013, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of June 30, 2013, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest’s and ExpressJet’s claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. SkyWest and ExpressJet intend to oppose Delta’s motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

As of June 30, 2013, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2013 and 2012. Also discussed is our financial position as of June 30, 2013 and December 31, 2012. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six-month periods ended June 30, 2013, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of June 30, 2013, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2013, we operated a combined fleet of 760 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	9	70	—	34	447
Delta	136	—	—	60	60	8	264
American	23	—	—	—	—	—	23
US Airways	15	—	—	—	—	—	15
Alaska	—	—	—	5	—	—	5
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Unassigned (a)	—	—	—	—	4	—	4
Total	268	242	9	135	64	42	760

(a)         We anticipate these aircraft will begin service with US Airways during the third quarter of 2013.

For the six months ended June 30, 2013, approximately 61.0% of our aggregate capacity was operated for United, approximately 33.9% was operated for Delta, approximately 2.4% was operated for American, approximately 1.5% was operated for US Airways, and approximately 1.2% was operated for Alaska.

Under a fixed-fee flying arrangement, the major airline generally pays the regional airline a fixed fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airline absorbs most of the costs associated with the regional airline flight, the margin between the fixed fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

Under our fixed-fee arrangements, two compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. One item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income.

The second item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska flying contracts, a portion of our compensation is based upon fixed hourly rates, which is intended to compensate us for engine maintenance costs (“Fixed-Rate Engine Contracts”). Under the compensation structure for our Delta Connection and United CPA flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred (“Directly-Reimbursed Engine Contracts”). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

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

We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s operating under our Fixed-Rate Engine Contracts (a “Power by the Hour Agreement”). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

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

Historically, multiple contractual relationships have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended June 30, 2013, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Second Quarter Summary

We had revenues of $839.1 million for the three months ended June 30, 2013, a 10.5% decrease, compared to revenues of $937.2 million for the three months ended June 30, 2012. We had a net income of $20.7 million, or $0.39 per diluted share, for the three months ended June 30, 2013, compared $17.0 million or $0.33 per diluted share, for the three months ended June 30, 2012.

The significant items affecting our financial performance during the three months ended June 30, 2013 are outlined below:

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue, including fuel and certain engine maintenance expenses. Our fuel expense and directly-reimbursed engine expense decreased by $106.7 million and $11.3 million, respectively, during the three months ended June 30, 2013, from the three months ended June 30, 2012, due primarily to United purchasing an increased volume of fuel directly from vendors on flights we operated under our United Express Agreements and due to a reduction in the number of engine maintenance events. Excluding the impact of the decrease in direct fuel and engine maintenance expense and associated reimbursements, our passenger revenues increased $23.5 million for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, which was primarily due to an increase in block-hour production.

Because we use the direct-expense method of accounting for our CRJ200 engines and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period operating under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense we incurred under the Fixed-Rate Engine Contracts decreased $3.2 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the three months ended June 30, 2013.

Other aircraft maintenance, materials and repairs increased $18.9 million, or 16.7%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to an increase in the number of  scheduled maintenance events at ExpressJet.

The items identified above were the principal factors that contributed to the significant improvement in our financial results during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.

During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft to our operations in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. The additional dual-class aircraft were previously operated for Delta by other regional carriers. We have agreed to sublease the 34 additional dual-class aircraft from Delta for a nominal amount. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of June 30, 2013, we had taken delivery of  all 34 additional aircraft. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to us.

On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new Embraer E175 dual-class regional jet aircraft. Under the agreement, we anticipate that the 40 aircraft will be introduced into service in the second quarter of 2014, with deliveries continuing to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

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

Results of Operations

Our Business Segments

For the three months ended June 30, 2013 and 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$463,068	$509,135	$(46,067)	(9.0)%
ExpressJet Operating Revenues	375,588	425,445	(49,857)	(11.7)%
Other Operating Revenues	474	2,634	(2,160)	(82.0)%
Total Operating Revenues	$839,130	$937,214	$(98,084)	(10.5)%
Airline Expenses:
SkyWest Airlines Expense	$423,144	$479,850	$(56,706)	(11.8)%
ExpressJet Expense	379,793	427,599	(47,806)	(11.2)%
Other Airline Expense	3,164	2,346	818	34.9%
Total Airline Expense(1)	$806,101	$909,795	$(103,694)	(11.4)%
Segment Profit (Loss):
SkyWest Airlines segment profit	$39,924	$29,285	$10,639	36.3%
ExpressJet segment loss	(4,205)	(2,154)	(2,051)	(95.2)%
Other profit	(2,690)	288	(2,978)	N/A
Total Segment Profit	$33,029	$27,419	$5,610	20.5
Interest Income	870	2,043	(1,173)	(57.4)%
Other	(187)	(815)	628	(77.1)%
Consolidated Income Before Income Taxes	$33,712	$28,647	$5,065	17.7%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $10.6 million, or 36.3%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $2.6 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

•                  Non-pass-through operating revenue increased by $19.1 million. The increase in non-pass-through operating revenue, was primarily due to an increase in block hour production and our receipt of higher incentive payments from our major partners.

•                  SkyWest Airlines salaries, wages and employee benefits increased $4.2 million, primarily due to increased block hour production.

•                  Aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $6.2 million.  The increase in non engine aircraft maintenance was due primarily to increased block hour production and the timing of certain maintenance events.

ExpressJet Segment Loss.  ExpressJet segment loss increased $2.1 million, or 95.2%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $12.6 million, which was primarily attributable to an increase in scheduled maintenance.

•                  Non-pass-through operating revenue increased by $12.7 million. The increase in non-pass-through operating revenue, was primarily due to an increase in block hour production.

•                  ExpressJet salaries, wages and employee benefits increased $5.4 million, primarily due to increased block hour production.

•                  ExpressJet’s depreciation decreased by $3.3 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012, primarily due to certain fixed assets that became fully depreciated subsequent to July 1, 2012.

Three Months Ended June 30, 2013 and 2012

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2013		2012		% Change
Revenue passenger miles (000)	8,274,906		7,689,573		7.6%
Available seat miles (“ASMs”) (000)	10,065,109		9,344,407		7.7%
Block hours	609,711		574,884		6.1%
Departures	374,486		360,733		3.8%
Passengers carried	15,789,276		15,014,037		5.2%
Passenger load factor	82.2%		82.3%		(0.1	)Pts
Revenue per available seat mile	8.3	¢	10.0	¢	(17.0)%
Cost per available seat mile	8.0	¢	9.7	¢	(17.5)%
Cost per available seat mile excluding fuel	7.5	¢	8.1	¢	(7.4)%
Fuel cost per available seat mile	0.5	¢	1.6	¢	(68.8)%
Average passenger trip length (miles)	524		512		2.3%

Revenues.  Operating revenues decreased $98.1 million, or 10.5%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2013	2012	$ Change	% Change
Passenger revenues	$826,122	$920,633	$(94,511)	(10.3)%
Less: Fuel reimbursement from major partners	22,604	129,293	(106,689)	(82.5)%
Less: Engine overhaul reimbursement from major partners	28,831	40,160	(11,329)	(28.2)%
Passenger revenues, excluding fuel and engine overhauls reimbursements	$774,687	$751,180	$23,507	3.1%

Passenger revenues. Passenger revenues decreased $94.5 million, or 10.3%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $23.5 million, or 3.1%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 6.1% during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.  The revenue generated from the increase in block hours was partially offset by the decrease in reimbursements of other contractual pass-through costs such as landing fees and station rents.

Ground handling and other.  Total ground handling and other revenues decreased $3.6 million, or 21.5%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Passenger revenues” and revenue attributed to ground handling services the Company provides for third-party aircraft is reflected in our consolidated statements of comprehensive income under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines and the termination of a sub-lease we had executed with Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”).

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended June 30,
					2013	2012
	2013	2012	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$46,802	$153,544	$(106,742)	(69.5)%	0.5	1.6
Salaries, wages and benefits	300,342	290,676	9,666	3.3%	3.0	3.1
Aircraft maintenance, materials and repairs	171,528	167,150	4,378	2.6%	1.7	1.8
Aircraft rentals	81,814	83,944	(2,130)	(2.5)%	0.8	0.9
Depreciation and amortization	61,174	64,182	(3,008)	(4.7)%	0.6	0.7
Station rentals and landing fees	36,998	44,254	(7,256)	(16.4)%	0.3	0.5
Ground handling services	33,117	29,615	3,502	11.8%	0.3	0.3
Other	56,800	57,043	(243)	(0.4)%	0.6	0.6
Total operating expenses	788,575	890,408	(101,833)	(11.4)%	7.8	9.5
Interest	17,526	19,387	(1,861)	(9.6)%	0.2	0.2
Total airline expenses	$806,101	$909,795	(103,694)	(11.4)%	8.0	9.7

Fuel.  Fuel costs decreased $106.7 million, or 69.5%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. Effective July 1, 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. Thus, the decrease in our fuel expense was primarily due to a decrease in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	13,226	44,585	(70.3)%
Fuel expense	$46,802	$153,544	(69.5)%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $9.7 million, or 3.3%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in salaries, wages and employee benefits was primarily due to the increase in crew and mechanic wages attributable to increased departures and block-hour production.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $4.4 million, or 2.6%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$171,528	$167,150	$4,378	2.6%
Less: Engine overhaul reimbursement from major partners	28,831	40,160	(11,329)	(28.2)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	10,626	13,850	(3,224)	(23.2)%
Other aircraft maintenance, materials and repairs	$132,071	$113,140	$18,931	16.7%

Other aircraft maintenance, materials and repairs, increased $18.9 million, or 16.7%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the three months ended June 30, 2013, compared to the three months ended June 30, 2012, was primarily due to an increase in the number of scheduled maintenance events at ExpressJet.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended June 30, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $3.2 million compared to the three months ended June 30, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to a decrease in the number of scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $2.1 million, or 2.5%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2012.

Depreciation and amortization.  Depreciation and amortization expense decreased $3.0 million, or 4.7%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012.  The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated since July 1, 2012 and a reduction in capital expenditures.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $7.3 million, or 16.4%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $3.5 million, or 11.8%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the handling of several prorate stations.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $103.7 million, or 11.4%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2013	2012	$ Change	% Change
Total airline expense	$806,101	$909,795	$(103,694)	(11.4)%
Less: Fuel expense	46,802	153,544	(106,742)	(69.5)%
Less: Engine overhaul reimbursement from major partners	28,831	40,160	(11,329)	(28.2)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	10,626	13,850	(3,224)	(23.3)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$719,842	$702,241	$17,601	2.5%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $17.6 million, or 2.5%, during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Interest Income.  Interest income decreased $1.2 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. The decrease was primarily due to our receipt of $49 million of cash from United for amounts previously deferred under the United Express Agreement. Prior to repayment, the deferred amounts accrued interest at 8%.

Net Income.  Primarily due to factors described above, net income increased to $20.7 million, or $0.39 per diluted share, for the three months ended June 30, 2013, compared to $17.0 million, or $0.33 per diluted share, for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 and 2012

Our Business Segments

For the six months ended June 30, 2013 and 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$912,413	$1,004,046	$(91,633)	(9.1)%
ExpressJet Operating Revenues	727,336	849,074	(121,738)	(14.3)%
Other Operating Revenues	2,868	5,268	(2,400)	(45.6)%
Total Operating Revenues	$1,642,617	$1,858,388	$(215,771)	(11.6)%
Airline Expenses:
SkyWest Airlines Expense	$849,406	$965,318	$(115,912)	(12.0)%
ExpressJet Expense	756,999	860,197	(103,198)	(12.0)%
Other Airline Expense	5,585	4,777	808	16.9%
Total Airline Expense(1)	$1,611,990	$1,830,292	$(218,302)	(11.9)%
Segment Profit (Loss):
SkyWest Airlines segment profit	$63,007	$38,728	$24,279	62.7%
ExpressJet segment loss	(29,663)	(11,123)	(18,540)	(166.7)%
Other profit (loss)	(2,717)	491	(3,208)	N/A
Total Segment Profit	$30,627	$28,096	$2,531	9.0%
Interest Income	2,597	3,996	(1,399)	(35.0)%
Other	5,852	(4,667)	10,519	N/A
Consolidated Income Before Income Taxes	$39,076	$27,425	$11,651	42.5%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $24.3 million, or 62.7%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $11.5 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

•                  Non-pass-through operating revenue increased by $30.3 million. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production and our receipt of higher incentive payments from our major partners.

•                  SkyWest Airlines salaries, wages and employee benefits increased $10.3 million, primarily due to increased block hour production.

•                  Legal expense increased by $2.4 million.  The increase in legal expense was primarily related to settlement of our dispute with Delta regarding non-revenue positive space flying by employees of SkyWest Airlines and ExpressJet.

ExpressJet Segment Loss.  ExpressJet segment loss increased $18.5 million, or 166.7%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Aircraft maintenance expense, excluding reimbursed engine overhauls increased by $25.7 million, which was primarily attributable to an increase in scheduled maintenance expense.

•                  Non-pass-through operating revenue increased by $7.0 million. The increase in non-pass through operating revenue was primarily due to an increase in block hour production.

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2013		2012		% Change
Revenue passenger miles (000)	15,519,541		14,628,486		6.1%
Available seat miles (000)	19,259,418		18,347,889		5.0%
Block hours	1,181,702		1,131,305		4.5%
Departures	724,738		701,873		3.3%
Passengers carried	29,822,450		28,380,283		5.1%
Passenger load factor	80.6%		79.7%		0.9	Pts
Revenue per available seat mile	8.5	¢	10.1	¢	(15.8)%
Cost per available seat mile	8.4	¢	10.0	¢	(16.0)%
Cost per available seat mile excluding fuel	7.9	¢	8.4	¢	(6.0)%
Fuel cost per available seat mile	0.5	¢	1.6	¢	(68.8)%
Average passenger trip length (miles)	520		515		1.0%

Revenues.  Operating revenues decreased $215.8 million, or 11.6%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2013	2012	$ Change	% Change
Passenger revenues	$1,611,993	$1,822,989	$(210,996)	(11.6)%
Less: Fuel reimbursement from major partners	47,283	253,585	(206,302)	(81.4)%
Less: Engine overhaul reimbursement from major partners	57,116	89,307	(32,191)	(36.0)%
Passenger revenue excluding fuel and engine overhauls reimbursements	$1,507,594	$1,480,097	$27,497	1.9%

Passenger revenues.  Passenger revenues decreased $211.0 million, or 11.6%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $27.5 million, or 1.9%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 4.5% during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.  The increase in block hours was partially offset by the decrease in reimbursements of other contractual pass-through costs such as landing fees and station rents.

Ground handling and other.  Total ground handling and other revenues decreased $4.8 million, or 13.5%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Passenger revenues” and revenue attributed to ground handling services the Company provides for third-party aircraft is reflected in our consolidated statements of comprehensive income under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines and the termination of a sub-lease we had executed with Air Mekong.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the six months ended June 30,
					2013	2012
	2013	2012	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$96,483	$300,994	$(204,511)	(67.9)%	0.5	1.6
Salaries, wages and benefits	597,738	581,490	16,248	2.8%	3.1	3.2
Aircraft maintenance, materials and repairs	338,684	346,786	(8,102)	(2.3)%	1.8	1.9
Aircraft rentals	164,402	168,846	(4,444)	(2.6)%	0.9	0.9
Depreciation and amortization	122,174	128,497	(6,323)	(4.9)%	0.6	0.7
Station rentals and landing fees	71,086	88,187	(17,101)	(19.4)%	0.4	0.5
Ground handling services	67,694	64,930	2,764	4.3%	0.3	0.4
Other	118,238	111,395	6,843	6.1%	0.6	0.6
Total operating expenses	1,576,499	1,791,125	(214,626)	(12.0)%	8.2	9.8
Interest	35,491	39,167	(3,676)	(9.4)%	0.2	0.2
Total airline expenses	$1,611,990	$1,830,292	(218,302)	(11.9)%	8.4	10.0

Fuel.  Fuel costs decreased $204.5 million, or 67.9%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Effective July 1, 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. The resulting decrease in our fuel expense was primarily due to a decrease in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	25,940	85,253	(69.6)%
Fuel expense	$96,483	$300,994	(67.9)%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $16.2 million, or 2.8%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in salaries, wages and employee benefits was primarily due to the increase in crew and mechanic wages attributable to increased departures and block-hour production.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $8.1 million, or 2.3%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$338,684	$346,786	$(8,102)	(2.3)%
Less: Engine overhaul reimbursement from major partners	57,116	89,307	(32,191)	(36.0)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	20,670	31,465	(10,795)	(34.3)%
Other aircraft maintenance, materials and repairs	$260,898	$226,014	$34,884	15.4%

Other aircraft maintenance, materials and repairs, increased $34.9 million, or 15.4%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the six months ended June 30, 2013, compared to the six months ended June 30, 2012, was primarily due to an increase in the number of scheduled maintenance events at ExpressJet.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the six months ended June 30, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $10.8 million compared to the six months ended June 30, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $4.4 million, or 2.6%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to July 1, 2012.

Depreciation and amortization.  Depreciation and amortization expense decreased $6.3 million, or 4.9%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated since July 1, 2012 and a lower volume of capital expenditures.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $17.1 million, or 19.4%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $2.8 million, or 4.3%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the handling of several prorate stations.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $6.8 million, or 6.1%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase in other expenses during the six months ended June 30, 2012 was primarily due to the increase in property tax expense due to refunds received during the six months ended June 30, 2012 (primarily a pass-through cost under our flying contracts) and an increase in legal expense due to the settlement of Delta’s counterclaims related to travel by certain employees of SkyWest Airlines and ExpressJet.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $218.3 million, or 11.9%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2013	2012	$ Change	% Change
Total airline expense	$1,611,990	$1,830,292	$(218,302)	(11.9)%
Less: Fuel expense	96,483	300,994	(204,511)	(67.9)%
Less: Engine overhaul reimbursement from major partners	57,116	89,307	(32,191)	(36.0)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	20,670	31,465	(10,795)	(34.3)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,437,721	$1,408,526	$29,195	2.1%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $29.2 million, or 2.1%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other, net.  Other, net increased $10.5 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  The increase was primarily attributable to the termination of our sub-lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the six months ended June 30, 2013.  During the six months ended June 30, 2012, we incurred other expense of $4.7 million primarily consisting of losses from our investments in Trip Linhas Aereas, a Brazilian airline.

Interest Income. Interest income decreased $1.4 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The decrease was primarily due to our receipt of $49 million of cash from United for amounts previously deferred under the United Express Agreement. Prior to repayment, the deferred amounts accrued interest at 8%.

Net Income.  Primarily due to factors described above, net income increased to $24.0 million, or $0.46 per diluted share, for the six months ended June 30, 2013, compared to $16.3 million, or $0.32 per diluted share, for the six months ended June 30, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2013 and 2012, and total cash  and marketable securities positions as of June 30, 2013 and December 31, 2012 (in thousands).

	For the six months ended June 30,
	2013	2012	$ Change	% Change
Net cash provided by operating activities	$129,277	$109,347	$19,930	18.2%
Net cash used in investing activities	(34,695)	(42,828)	8,133	19.0%
Net cash used in financing activities	(87,808)	(87,331)	(477)	(0.5)%

	June 30, 2013	December 31, 2012	$ Change	% Change

Cash and cash equivalents	$140,546	$133,772	$6,774	5.1%
Restricted cash	19,559	19,553	6	0.0%
Marketable securities	505,516	556,117	(50,601)	(9.1)%
Total	$665,621	$709,442	$(43,821)	(6.2)%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $19.9 million or 18.2%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase was primarily due to our receipt of $49 million of cash from United during the six months ended June 30, 2013 for amounts previously deferred under the United Express Agreement. This increase was partially offset by changes in our working capital accounts.

Cash Flows from Investing Activities.

Net cash used in investing activities decreased $8.1 million or 19.0%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. During the six months ended June 30, 2013, net sales of marketable securities increased $53.3 million as compared to the six months ended June 30, 2012.  This change was partially offset by an increase in deposits on aircraft of $24.2 million and an increase in purchases of aircraft and rotable spares of $16.9 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $0.4 million, or 0.5%, during the six months ended June 30, 2013, compared to the six months ended June 30, 2012. The increase was primarily related to an increase in principal payments made on long-term debt of $1.4 million during the six months ended June 30, 2013, compared to the six months ended June 30, 2012.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2013, our total capital mix was 50.5% equity and 49.5% long-term debt, compared to 48.5% equity and 51.5% long-term debt at December 31, 2012.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	July-Dec 2013	2014	2015	2016	2017	Thereafter

Operating lease payments for aircraft and facility obligations	$2,047,347	$174,682	$378,877	$325,540	$254,928	$192,602	$720,718
Firm aircraft commitments	1,170,980	—	569,640	591,368	9,972	—	—
Interest commitments	398,032	34,465	64,650	57,802	50,650	43,441	147,024
Principal maturities on long term debt	1,556,050	85,482	177,390	184,510	188,240	161,735	758,693
Total commitments and obligations	$5,172,409	$294,629	$1,190,557	$1,159,220	$503,790	$397,778	$1,626,435

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until we enter into capacity purchase agreements with other major airlines to operate the aircraft.  We anticipate that we will begin taking delivery of these aircraft in April 2014 and have scheduled delivery of the remaining aircraft covered by the order through August 2015.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2013, we had 575 aircraft under lease with remaining terms ranging from one to 12 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at June 30, 2013. Assuming a 4.7% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.7 billion at June 30, 2013.

Long-Term Debt Obligations

As of June 30, 2013, we had $1,556.1 million of long term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at June 30, 2013.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the six months ended June 30, 2013, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel decreased 6.1% to $3.36 for the three months ended June 30, 2013, from $3.58 for the three months ended June 30, 2012. The average price per gallon of aircraft fuel decreased 3.2% to $3.48 for the six months ended June 30, 2012, from $3.59 for the six months ended June 30, 2012.  For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.0 million and $12.2 million in fuel expense for the three and six-month periods ended June 30, 2013, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities we hold. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2013, we had variable rate notes representing 30.7% of our total long-term debt, compared to 31.7% of our long-term debt at December 31, 2012. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.2 million in interest expense and received $1.6 million in additional interest income for the three months ended June 30, 2013. Based on this same hypothetical assumption, we would have incurred an additional $2.5 million in interest expense and received $3.3 million additional interest income for the six months ended June 30, 2013. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of June 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2013, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of June 30, 2013, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest’s and ExpressJet’s claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. SkyWest and ExpressJet’s intend to oppose Delta’s motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

As of June 30, 2013, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 5. OTHER INFORMATION

Director Indemnification Agreements

On August 6, 2013, pursuant to authorization by our Board of Directors, we entered into an indemnification agreement (the “Indemnification Agreement”) with each of our directors and executive officers and the Presidents and Chief Operating Officers of SkyWest Airlines and ExpressJet.  On the terms and subject to the conditions set forth in the Indemnification Agreement, each Indemnification Agreement provides, among other things, that the indemnified person shall have a contractual right (i) to indemnification to the fullest extent permitted by the Utah Revised Business Corporation Act for losses suffered or expenses incurred in connection with the investigation, defense, settlement or appeal of any threatened, pending or completed litigation or other proceeding by reason of the fact that the indemnified person is or was claimed to be an agent of SkyWest or any of its subsidiaries or for other reasons relating to the that person’s service as an agent of SkyWest or any of its subsidiaries; (ii) to advancement of expenses paid or incurred in connection with such litigation or other proceeding, (iii) to coverage under SkyWest’s directors’ and officers’ insurance policies, to the extent that SkyWest maintains such insurance policies, in reasonable amounts as our Board of Directors shall determine from time to time.

The foregoing summary of the Indemnification Agreement is qualified in its entirety by reference to the full text of the Indemnification Agreement, a copy of which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 6:                       EXHIBITS

10.1	Purchase Agreement COM0028-13 between Embraer S.A. and SkyWest Inc. dated February 15, 2013
10.2	Purchase Agreement COM0344-13 between Embraer S.A. and SkyWest Inc. dated June 17, 2013
10.3

Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, J. Ralph Atkin, Margaret Billson, Henry J. Eyring, Robert G. Sarver, Steven F. Udvar-Hazy, James L. Welch, Bradford R. Rich, Michael J. Kraupp, Eric J. Woodward, Russell A. Childs and Bradford R. Holt, as of August 6, 2013

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2013.

SKYWEST, INC.

By	/s/ Eric Woodward
Eric Woodward
Chief Accounting Officer