Form 10-Q/A
period 2013-06-30
SKYWEST INC
filed 2013-11-04
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

SkyWest, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the quarter ended June 30, 2013 (the “Form 10-Q”) originally filed with the Securities and Exchange Commission (the “Commission”) on August 7, 2013. The purpose of this Amendment is to amend the Exhibit Index of Item 6 to indicate that a confidential treatment request related to Exhibit 10.1 and Exhibit 10.2 filed with the Form 10-Q (the “Confidential Treatment Request”) has been submitted with the Commission and to re-file Exhibit 10.1 and Exhibit 10.2, which were originally filed with the Form 10-Q, to reference the Confidential Treatment Request. Pursuant to the Confidential Treatment Request, the Company has requested confidential treatment for certain portions of Exhibit 10.1 and Exhibit 10.2. Omitted portions have been filed separately with the Commission.

This Amendment contains only the cover page to this Form 10-Q/A, this Explanatory Note, Item 6, the signature page, Exhibit 10.1 and Exhibit 10.2 and, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer filed as Exhibits 31.1 and 31.2. No other changes have been made to the Form 10-Q. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

PART II. OTHER INFORMATION

ITEM 6:                       EXHIBITS

10.1	Purchase Agreement COM0028-13 between Embraer S.A. and SkyWest Inc. dated February 15, 2013*
10.2	Purchase Agreement COM0344-13 between Embraer S.A. and SkyWest Inc. dated June 17, 2013*
10.3	Director Indemnification Agreements**
31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Accounting Officer
32.1	Certification of Chief Executive Officer**
32.2	Certification of Chief Accounting Officer**
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*  Certain portions of these exhibits have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.

** Filed or furnished with the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Amendment No. 1 to Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2013.

SKYWEST, INC.

By	/s/ Eric Woodward
Eric Woodward
Chief Accounting Officer