Form 10-Q
period 2013-09-30
SKYWEST INC
filed 2013-11-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2013
Common stock, no par value	51,226,668

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,746	$133,772
Marketable securities	440,468	556,117
Restricted cash	19,559	19,553
Receivables, net	94,806	130,102
Inventories, net	132,871	113,581
Prepaid aircraft rents	335,379	325,999
Deferred tax assets	160,974	124,320
Other current assets	27,799	30,596
Total current assets	1,479,602	1,434,040

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,049,227	3,997,926
Deposits on aircraft	35,629	—
Buildings and ground equipment	279,164	274,085
	4,364,020	4,272,011
Less accumulated depreciation and amortization	(1,699,768)	(1,561,015)
Total property and equipment, net	2,664,252	2,710,996

OTHER ASSETS
Intangible assets, net	15,560	17,248
Other assets	105,980	92,353
Total other assets	121,540	109,601
Total assets	$4,265,394	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$174,962	$171,454
Accounts payable	231,380	222,671
Accrued salaries, wages and benefits	126,677	121,352
Accrued aircraft rents	8,725	12,745
Taxes other than income taxes	20,761	22,353
Income tax payable	405	1,255
Other current liabilities	41,247	39,595
Total current liabilities	604,157	591,425

OTHER LONG-TERM LIABILITIES	75,544	57,422

LONG-TERM DEBT, net of current maturities	1,349,209	1,470,568

DEFERRED INCOME TAXES PAYABLE	725,613	657,620

DEFERRED AIRCRAFT CREDITS	83,419	90,427

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,322,304 and 76,713,154 shares issued, respectively	617,701	609,763
Retained earnings	1,191,265	1,147,117
Treasury stock, at cost, 26,095,636 and 25,280,364 shares, respectively	(382,950)	(371,211)
Accumulated other comprehensive income	1,436	1,506
Total stockholders’ equity	1,427,452	1,387,175
Total liabilities and stockholders’ equity	$4,265,394	$4,254,637

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
OPERATING REVENUES:
Passenger	$836,890	$848,578	$2,448,883	$2,671,568
Ground handling and other	13,850	16,681	44,474	52,079
Total operating revenues	850,740	865,259	2,493,357	2,723,647
OPERATING EXPENSES:
Salaries, wages and benefits	306,887	297,106	904,625	878,596
Aircraft maintenance, materials and repairs	176,822	163,825	515,506	510,610
Aircraft rentals	80,928	82,592	245,330	251,438
Depreciation and amortization	61,135	62,703	183,309	191,200
Aircraft fuel	49,656	71,477	146,139	372,471
Station rentals and landing fees	29,473	45,336	100,559	133,523
Ground handling services	30,541	28,414	98,235	93,344
Other	59,124	58,832	177,363	170,228
Total operating expenses	794,566	810,285	2,371,066	2,601,410
OPERATING INCOME	56,174	54,974	122,291	122,237
OTHER INCOME (EXPENSE):
Interest income	567	2,053	3,164	6,049
Interest expense	(16,999)	(19,474)	(52,490)	(58,641)
Other, net	4,625	(4,638)	10,477	(9,305)
Total other expense, net	(11,807)	(22,059)	(38,849)	(61,897)
INCOME BEFORE INCOME TAXES	44,367	32,915	83,442	60,340
PROVISION FOR INCOME TAXES	17,973	11,982	33,094	23,129
NET INCOME	$26,394	$20,933	$50,348	$37,211

BASIC EARNINGS PER SHARE	$0.51	$0.41	$0.97	$0.73
DILUTED EARNINGS PER SHARE	$0.50	$0.40	$0.96	$0.72
Weighted average common shares:
Basic	51,881	51,241	51,841	51,022
Diluted	52,610	52,153	52,551	51,608

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

COMPREHENSIVE INCOME:
Net income	$26,394	$20,933	$50,348	$37,211
Proportionate share of other companies foreign currency translation adjustment, net of taxes	67	(375)	67	(264)
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	363	88	(137)	536
TOTAL COMPREHENSIVE INCOME	$26,824	$20,646	$50,278	$37,483

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2013	2012

NET CASH PROVIDED BY OPERATING ACTIVITIES	$251,406	$244,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(328,442)	(513,574)
Sales of marketable securities	443,950	428,195
Proceeds from the sale of equipment	270	3,630
Acquisition of property and equipment:
Aircraft and rotable spare parts	(70,246)	(35,164)
Deposits on aircraft	(35,629)	—
Buildings and ground equipment	(8,847)	(3,341)
Decrease (Increase) in other assets	12,948	(739)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	14,004	(120,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(117,850)	(113,502)
Tax benefit (deficiency) from exercise of common stock options	(150)	206
Net proceeds from issuance of common stock	4,510	4,076
Purchase of treasury stock	(11,739)	(902)
Payment of cash dividends	(6,207)	(6,120)

NET CASH USED IN FINANCING ACTIVITIES	(131,436)	(116,242)

Increase in cash and cash equivalents	133,974	6,932
Cash and cash equivalents at beginning of period	133,772	129,526

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$267,746	$136,458

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the year for:
Interest, net of capitalized amounts	$50,479	$54,858
Income taxes	$2,509	$(1,440)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  The results of operations for the three and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Recent Accounting Standards

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income

Recently issued accounting guidance revises the reporting of items reclassified out of accumulated other comprehensive income and is effective for fiscal years beginning after December 15, 2012. We adopted this guidance during the quarter ended March 31, 2013, and have determined that the balance and the activity during the three and nine- month periods ended September 30, 2013 in accumulated other comprehensive income was not material.

Note B — Passenger and Ground Handling Revenues

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided. Under the Company’s contract and pro-rate flying agreements with Delta Airlines, Inc. (“Delta”), United Air Lines, Inc. (“United”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines (“Alaska”), revenue is considered earned when the flight is completed. Revenue is recognized under the Company’s pro-rate flying agreements based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive. Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code-share and pro-rate agreements.

Delta Connection Agreements

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The Delta Connection Agreements provide for fifteen-year terms, subject to early termination by Delta, SkyWest Airlines or ExpressJet, as applicable, upon the occurrence of certain events. Delta’s termination rights include (i) cross- termination rights between the two Delta Connection Agreements, (ii) the right to terminate each of the Delta Connection Agreements upon the occurrence of certain force majeure events, including certain labor-related events, that prevent SkyWest Airlines or ExpressJet from performance for certain periods, and (iii) the right to terminate each of the Delta Connection Agreements if SkyWest Airlines or ExpressJet fails to maintain competitive base rate costs, subject to certain adjustment rights. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions that were activated during 2010 and are scheduled to continue each fifth year thereafter. In addition to its termination rights, Delta has the right to extend the term of the Delta Connection Agreements upon the occurrence of certain events or at the expiration of the initial term. SkyWest Airlines and ExpressJet have the right to terminate their respective Delta Connection Agreement upon the occurrence of certain breaches by Delta, including the failure to cure payment defaults. SkyWest Airlines and ExpressJet also have cross-termination rights between the two Delta Connection Agreements.

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

In the event that the contractual rates under the Delta Connection Agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of the prior period’s approved rates, as adjusted to reflect any contract negotiations, and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines.

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

During 2012, the Company reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft that were previously operated for Delta by other regional carriers in exchange for the early termination of 66 Bombardier CRJ200 regional jet aircraft (“CRJ200s”) under the SkyWest Airlines and ExpressJet Delta Connection Agreements. The 34 additional dual-class aircraft are subleased from Delta for a nominal amount. The 34 additional dual-class aircraft consist of 29 Bombardier CRJ900 regional jet aircraft (“CRJ900s”) and five Bombardier CRJ700 regional jet aircraft (“CRJ700s”). As of September 30, 2013, the Company had taken delivery of 29 CRJ900s and five CRJ700s. The Company anticipates that all 66 CRJ200 aircraft will be removed from service under the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s to be removed from service, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to the Company.

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

On December 1, 2009, ExpressJet Delaware and United entered into a United Express Agreement, which sets forth the principal terms and conditions governing the United Express operations presently conducted by ExpressJet. Under the terms of that United Express Agreement, to which ExpressJet became a party through the ExpressJet Combination, ExpressJet is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, ExpressJet is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the ExpressJet United Express Agreement as being measured and determined on a monthly basis. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.  As of September 30, 2013, ExpressJet operated 22 Embraer 145  ERJs under the United Express Agreement, which is scheduled to expire in April 2015.

United Capacity Purchase Agreement

Effective November 12, 2010, ExpressJet Delaware entered into a Capacity Purchase Agreement with Continental Airlines, Inc. (“Continental”), to which United became a party pursuant to its merger with Continental in 2010 (the “United CPA”). Pursuant to the United CPA, ExpressJet Delaware agreed to provide regional airline service in the Continental (now United) flight system. Under the terms of the United CPA, to which ExpressJet succeeded as a party through the ExpressJet Combination, ExpressJet operates 229 aircraft in the United flight system and United has agreed to compensate ExpressJet on a monthly basis based on the block hours flown by ExpressJet and the weighted average number of aircraft operated by ExpressJet under the United CPA. Additionally, ExpressJet may earn incentive compensation upon achievement of certain operating performance criteria, but is subject to financial penalties if it fails to achieve minimum operating performance criteria. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during the month under the United CPA and recognizes revenue accordingly.

Alaska Capacity Purchase Agreement

SkyWest Airlines and Alaska have entered into a Capacity Purchase Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ operations for Alaska. Under the terms of the Alaska Capacity Purchase Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the Alaska Capacity Purchase Agreement as being measured and determined on a monthly basis. At the end of each month during the term of the agreement, the Company calculates the incentives achieved during the month and recognizes revenue accordingly.

US Airways Express Agreement

SkyWest Airlines and US Airways have entered into a US Airways Express Agreement, which sets forth the principal terms and conditions governing SkyWest Airlines’ US Airways Express operations. Under the terms of the US Airways Express Agreement, SkyWest Airlines is compensated primarily on a fee-per-completed-block hour and departure basis and is reimbursed for fuel and other costs. Additionally, SkyWest Airlines is eligible to receive incentive compensation upon the achievement of certain performance criteria, but is subject to financial penalties if it fails to achieve minimum performance criteria. The incentives are defined in the US Airways Express Agreement as being measured and determined on a quarterly basis. At the end of each quarter during the term of the agreement, the Company calculates the incentives achieved during the quarter from the US Airways Express Agreement and recognizes revenue accordingly.

American Agreement

In September 2012, SkyWest Airlines and ExpressJet each entered into a Capacity Purchase Agreement with American (collectively, the “American Agreements”), which sets forth the terms and conditions governing the American Eagle operations conducted by SkyWest Airlines and ExpressJet, respectively. SkyWest Airlines placed 12 CRJ200s into service for American on November 14, 2012, and ExpressJet placed 11 CRJ200s into service for American on February 14, 2013. The aircraft flown under the American Agreements have been removed from flying contracts SkyWest Airlines and ExpressJet had with another major partner. The term of each American Agreement is four years. The American Agreements provide for SkyWest Airlines and ExpressJet to be compensated primarily on a fee-per-completed-block hour and departure basis and to be reimbursed for fuel and other costs. The American Agreements also provide for SkyWest Airlines and ExpressJet to receive incentive compensation upon each airline’s achievement of certain performance criteria, but also impose financial penalties if the airline fails to achieve minimum performance criteria. The incentives are defined in the American Agreements as being measured and determined on a quarterly basis. At the end of each quarter during the term of the agreement, the Company calculates the incentives achieved during the quarter from the American Agreements and recognizes revenue accordingly.

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

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2013, the Company granted options to purchase 173,558 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2013.

Expected annual dividend rate	1.21%
Risk-free interest rate	0.92%
Average expected life (years)	6.0
Expected volatility of common stock	0.446
Forfeiture rate	0.00%
Weighted average fair value of option grants	$5.04

During the nine months ended September 30, 2013, the Company granted 284,026 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the nine months ended September 30, 2013, the Company granted 27,492 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $13.24 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  For each of the three-month periods ended September 30, 2013 and 2012, respectively, the Company recorded pre-tax share-based compensation expense of $1.1 million. For each of the nine month periods ended September 30, 2013 and 2012, respectively, the Company recorded pre-tax share-based compensation expense of $3.6 million.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three months ended September 30, 2013 and 2012, options to acquire 3,164,000 and 3,945,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the nine months ended September 30, 2013 and 2012, options to acquire 3,300,000 and 3,963,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Numerator
Net Income	$26,394	$20,933	$50,348	$37,211

Denominator
Weighted average number of common shares outstanding	51,881	51,241	51,841	51,022
Effect of outstanding share-based awards	729	912	710	586
Weighted average number of shares for diluted net income per common share	52,610	52,153	52,551	51,608

Basic earnings per share	$0.51	$0.41	$0.97	$0.73
Diluted earnings per share	$0.50	$0.40	$0.96	$0.72

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following table sets forth the Company’s segment data for the three-month periods ended September 30, 2013 and 2012 (in thousands).

	Three months ended September 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	468,517	381,749	474	850,740
Operating expense	409,320	382,583	2,663	794,566
Depreciation and amortization expense	38,845	22,290	—	61,135
Interest expense	10,812	5,274	913	16,999
Segment profit (loss)(1)	48,385	(6,108)	(3,102)	39,175
Identifiable intangible assets, other than goodwill	—	15,560	—	15,560
Total assets	2,711,009	1,554,385	—	4,265,394
Capital expenditures (including non-cash)	21,977	8,891	—	30,868

	Three months ended September 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	475,662	386,803	2,794	865,259
Operating expense	426,511	382,511	1,263	810,285
Depreciation and amortization expense	38,179	24,524	—	62,703
Interest expense	12,292	5,953	1,229	19,474
Segment profit (loss) (1)	36,859	(1,661)	302	35,500
Identifiable intangible assets, other than goodwill	—	17,810	—	17,810
Total assets	2,639,895	1,608,956	—	4,248,851
Capital expenditures (including non-cash)	11,579	4,601	—	16,180

(1)                                 Segment profit (loss) is operating income (loss) less interest expense

The following table sets forth the Company’s segment data for the nine-month periods ended September 30, 2013 and 2012 (in thousands).

	Nine months ended September 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,380,930	1,109,085	3,342	2,493,357
Operating expense	1,236,003	1,128,757	6,306	2,371,066
Depreciation and amortization expense	116,309	67,000	—	183,309
Interest expense	33,535	16,099	2,856	52,490
Segment profit (loss)(1)	111,392	(35,771)	(5,820)	69,801
Identifiable intangible assets, other than goodwill	—	15,560	—	15,560
Total assets	2,711,009	1,554,385	—	4,265,394
Capital expenditures (including non-cash)	66,339	28,242	—	94,581

	Nine months ended September 30, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,479,708	1,235,877	8,062	2,723,647
Operating expense	1,366,914	1,230,703	3,793	2,601,410
Depreciation and amortization expense	115,609	75,591	—	191,200
Interest expense	37,207	17,958	3,476	58,641
Segment profit (loss) (1)	75,587	(12,784)	793	63,596
Identifiable intangible assets, other than goodwill	—	17,810	—	17,810
Total assets	2,639,895	1,608,956	—	4,248,851
Capital expenditures (including non-cash)	47,933	13,141	—	61,074

(1)                                 Segment profit (loss) is operating income (loss) less interest expense

Note F — Commitments and Contingencies

As of September 30, 2013, the Company leased 571 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2013 (in thousands):

October through December 2013	$113,776
2014	381,088
2015	326,777
2016	255,287
2017	192,853
Thereafter	722,172
$1,991,953

Commitments.  On May 21, 2013, the Company announced that it entered into an agreement with Embraer for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until the Company enters into capacity purchase agreements with other major airlines to operate the aircraft.  The Company anticipates taking delivery of the 40 firm aircraft in March 2014 and has scheduled delivery of the remaining aircraft covered by the order through August 2015. The table below summarizes the Company’s firm commitments as of September 30, 2013, which primarily relate to the acquisition of aircraft and related spare engines that are considered firm deliveries (in thousands):

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

As of September 30, 2013 and December 31, 2012, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bond and bond fund	$440,270	$—	$440,270	$—
Asset backed securities	198	—	198	—
	440,468	—	440,468	—

Cash, Cash Equivalents and Restricted Cash	287,305	287,305	—	—
Other Assets (a)	2,245	—	—	2,245
Total Assets Measured at Fair Value	$730,018	$287,305	$440,468	$2,245

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$552,289	$—	$552,289	$—
Commercial paper	3,514	—	3,514	—
Asset backed securities	314	—	314	—
	556,117	—	556,117	—

Cash, Cash Equivalents and Restricted Cash	153,325	153,325	—	—
Other Assets (a)	3,844	—	—	3,844
Total Assets Measured at Fair Value	$713,286	$153,325	$556,117	$3,844

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2013.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2013	$3,844
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(71)
Transferred out	—
Settlements	(1,528)
Balance at September 30, 2013	$2,245

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,574.6 million and $1,744.2 million as of September 30, 2013 and December 31, 2012, respectively, as compared to the carrying amounts of $1,524.2 million and $1,642.0 million as of September 30, 2013 and  December 31, 2012, respectively. .

Note H — Investments in Other Companies

In September 2008, the Company entered into an agreement to acquire a 20% interest in Trip Linhas Aereas, a regional airline operating in Brazil (“TRIP”). As of September 30, 2013, the Company’s investment balance in TRIP was $19.1 million. In connection with the investment in TRIP, the Company entered into a put option agreement with the majority shareholder of TRIP that allowed the Company to put its investment to TRIP’s majority shareholder at an established price based on a 5% annual rate of return over the investment period.

On July 12, 2012, the Company sold its interest in TRIP for a price of $42 million. The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement. As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of the Company’s TRIP shares (“Trip Investimentos”). The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the Company can exercise the option, at its discretion, between the second and fourth anniversaries of the Company’s receipt of the final required installment payments from Trip Investimentos. Under the terms of the agreement, Trip Investmentos is prohibited from transferring the TRIP shares until all three installment payments have been made. The restriction on Trip Investimentos’ ability to transfer the TRIP shares prevents the transaction from being recognized as a sale for financial reporting purposes. As a result, the Company intends to account for the transaction as a sale once all three installment payments have been made. The Company has no continuing involvement with the TRIP shares. As of September 30, 2013, the Company had received the first two installment payments totaling $26.2 million. These payments were recorded as an “Other Long-Term Liability” on the Company’s consolidated balance sheet. The third installment payment is due July 12, 2014 for an amount of $16.8 million. The last installment payment and the option to purchase 15.38% of Trip Investimentos represent variable interests in TRIP Investimentos, which is a variable interest entity. The Company has no equity interest and no control over Trip Investimentos, and therefore the Company does not consolidate the financial performance of Trip Investimentos in its financial statements.

On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). During 2011, the Company invested an additional $3 million in Air Mekong. During the three months ended September 30, 2013, the Company sold its shares of Air Mekong.  In conjunction with the sale of its shares, the Company recognized a gain of $5.0 million, which is reflected in other income in the Consolidated Statements of Comprehensive Income.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2013, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of September 30, 2013, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

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

Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest’s and ExpressJet’s claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. Briefing of the cross motions is complete, but the State Court has not yet set a hearing date for the motions. SkyWest and ExpressJet intend to oppose Delta’s motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

As of September 30, 2013, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 2:         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2013 and 2012. Also discussed is our financial position as of September 30, 2013 and December 31, 2012. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2013, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Cautionary Statement Concerning Forward-Looking Statements

Certain statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships, and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of September 30, 2013, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2013, we operated a combined fleet of 756 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	9	70	—	35	448
Delta	129	—	—	60	60	8	257
American	23	—	—	—	—	—	23
US Airways	11	—	—	—	4	—	15
Alaska	—	—	—	5	—	—	5
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Unassigned	6	—	—	—	—	—	6
Total	263	242	9	135	64	43	756

For the nine months ended September 30, 2013, approximately 60.8% of our aggregate capacity was operated for United, approximately 34.0% was operated for Delta, approximately 2.4% was operated for American, approximately 1.6% was operated for US Airways, and approximately 1.2% was operated for Alaska.

Under a fixed-fee flying arrangement, the major airline generally pays the regional airline a fixed fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from many of the elements that could cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airline absorbs many of the costs associated with the regional airline flight, the margin between the fixed fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

Under our fixed-fee arrangements, two compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. One item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income.  Over the past few years, some of our major airline partners have purchased an increased volume of fuel directly from vendors on flights we operated under our flying contracts, which also impacts the comparability of revenue and operating expense for the periods presented in this Report.

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

Historically, multiple contractual relationships with major airlines have enabled us to reduce reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended September 30, 2013, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Third Quarter Summary

We had revenues of $850.7 million for the three months ended September 30, 2013, a 1.7% decrease, compared to revenues of $865.3 million for the three months ended September 30, 2012. We had a net income of $26.4 million, or $0.50 per diluted share, for the three months ended September 30, 2013, compared $20.9 million or $0.40 per diluted share, for the three months ended September 30, 2012.

The significant items affecting our financial performance during the three months ended September 30, 2013 are outlined below:

Revenue

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue, including fuel and certain engine maintenance expenses. Our fuel expense and directly-reimbursed engine expense decreased by $23.8 million and $6.5 million, respectively, during the three months ended September 30, 2013, from the three months ended September 30, 2012, due primarily to United purchasing an increased volume of fuel directly from vendors on flights we operated under our United Express Agreements and due to a reduction in the number of engine maintenance events. Excluding the impact of the decrease in direct fuel and engine maintenance expense and associated reimbursements, our passenger revenues increased $18.6 million for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, which was primarily due to an increase in block-hour production.

Operating Expenses

Because we use the direct-expense method of accounting for our CRJ200 engines and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period operating under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense we incurred under the Fixed-Rate Engine Contracts decreased $4.1 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the three months ended September 30, 2013.

Other aircraft maintenance, materials and repair expense increased $23.6 million, or 21.4%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in aircraft maintenance, materials and repair expense, excluding engine overhaul costs, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to an increase in the number of scheduled maintenance events and replacement / repair of aircraft parts and components at ExpressJet and SkyWest Airlines.

Other Items

Other, net increased $9.2 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  During the three months ended September 30, 2013, we sold our shares of Air Mekong.  In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million.  During the three months ended September 30, 2012, we incurred losses attributable to our investments in Trip Linhas Aereas, a regional airline operating in Brazil (“TRIP”), and Air Mekong, which were previously accounted for under the equity method of accounting.

The items identified above were the principal factors that contributed to the significant improvement in our financial results during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft to our operations in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. The additional dual-class aircraft were previously operated for Delta by other regional carriers. We have agreed to sublease the 34 additional dual-class aircraft from Delta for a nominal amount. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of September 30, 2013, we had taken delivery of all 34 additional aircraft. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed, 41 CRJ200s are subleased from Delta for a nominal amount, and are scheduled to be returned to Delta without obligation to us.

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

The Airline Safety and Pilot Training Improvement Act of 2009 (the “Improvement Act”) was enacted in August of 2010 and is scheduled to become effective January 1, 2014. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, provides for increased availability of pilot records and mandates stricter rules to minimize pilot fatigue.

The implementation of the Improvement Act (and associated regulations) may increase our compliance and FAA reporting obligations, have a negative effect on pilot scheduling, work hours or other aspects of our operations, and negatively impact our operations and financial condition.  As part of the Improvement Act, we anticipate the need to hire additional pilots and commence training of those pilots during the fourth quarter of 2013.

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

Results of Operations

Three Months Ended September 30, 2013 and 2012

Business Segments. For the three months ended September 30, 2013 and 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.  The following table sets forth our segment data for the three-month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$468,517	$475,662	$(7,145)	(1.5)%
ExpressJet Operating Revenues	381,749	386,803	(5,054)	(1.3)%
Other Operating Revenues	474	2,794	(2,320)	(83.0)%
Total Operating Revenues	$850,740	$865,259	$(14,519)	(1.7)%
Airline Expenses:
SkyWest Airlines Expense	$420,132	$438,803	$(18,671)	(4.3)%
ExpressJet Expense	387,857	388,464	(607)	(0.2)%
Other Airline Expense	3,576	2,492	1,084	43.5%
Total Airline Expense(1)	$811,565	$829,759	$(18,194)	(2.2)%
Segment Profit (Loss):
SkyWest Airlines segment profit	$48,385	$36,859	$11,526	31.3%
ExpressJet segment loss	(6,108)	(1,661)	(4,447)	(267.8)%
Other profit (loss)	(3,102)	302	(3,404)	NM
Total Segment Profit	$39,175	$35,500	$3,675	10.4%
Interest Income	567	2,053	(1,486)	(72.4)%
Other	4,625	(4,638)	9,263	NM
Consolidated Income Before Income Taxes	$44,367	$32,915	$11,452	34.8%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $11.5 million, or 31.3%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in SkyWest Airlines’ segment profit was due primarily to the following factors:

•                  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $3.6 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

•                  SkyWest Airlines’ non-pass-through operating revenue increased by $21.8 million. The increase in non-pass-through operating revenue was primarily due to an increase in block hour production and our receipt of higher incentive payments from our major airline partners.

•                  SkyWest Airlines’ salaries, wages and employee benefits increased $5.1 million, primarily due to increased block hour production.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $7.6 million.  The increase in non -engine aircraft maintenance was due primarily to increased block hour production and the timing of certain maintenance events.

ExpressJet Segment Loss.  ExpressJet segment loss increased $4.4 million, or 267.8%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  ExpressJet’s aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $12.9 million, which was primarily attributable to an increase in scheduled maintenance.

•                  ExpressJet’s non-pass-through operating revenue increased by $10.9 million. The increase in non-pass-through operating revenue was primarily due to an increase in block hour production.

•                  ExpressJet salaries, wages and employee benefits increased $4.7 million, primarily due to increased block hour production.

•                  ExpressJet’s depreciation decreased by $2.2 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012, primarily due to certain fixed assets that became fully depreciated subsequent to October 1, 2012.

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2013		2012		% Change
Revenue passenger miles (000)	8,384,129		7,968,623		5.2%
Available seat miles (“ASMs”) (000)	10,256,027		9,695,079		5.8%
Block hours	613,821		596,901		2.8%
Departures	378,063		378,013		0.0%
Passengers carried	15,929,930		15,687,908		1.5%
Passenger load factor	81.7%		82.2%		(0.5	)Pts
Revenue per available seat mile	8.3	¢	8.9	¢	(6.7)%
Cost per available seat mile	7.9	¢	8.6	¢	(8.1)%
Cost per available seat mile excluding fuel	7.4	¢	7.9	¢	(6.3)%
Fuel cost per available seat mile	0.5	¢	0.7	¢	(28.6)%
Average passenger trip length (miles)	526		508		3.5%

Revenues.  Operating revenues decreased $14.5 million, or 1.7%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2013	2012	$ Change	% Change
Passenger revenues	$836,890	$848,578	$(11,688)	(1.4)%
Less: Fuel reimbursement from major partners	22,526	46,279	(23,753)	(51.3)%
Less: Engine overhaul reimbursement from major partners	33,922	40,445	(6,523)	(16.1)%
Passenger revenues, excluding fuel and engine overhaul reimbursements	$780,442	$761,854	$18,588	2.4%

Passenger revenues. Passenger revenues decreased $11.7 million, or 1.4%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $18.6 million, or 2.4%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 2.8% during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.  The revenue generated from the increase in block hours was partially offset by the decrease in reimbursements of other contractual pass-through costs such as landing fees and station rents.

Ground handling and other.  Total ground handling and other revenues decreased $2.8 million, or 17.0%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Passenger revenues” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive income under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines and a reduction of rental revenue associated with the termination of an aircraft sub-lease we had executed with Air Mekong.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended September 30,
					2013	2012
	2013	2012	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$49,656	$71,477	$(21,821)	(30.5)%	0.5	0.7
Salaries, wages and benefits	306,887	297,106	9,781	3.3%	3.0	3.1
Aircraft maintenance, materials and repairs	176,822	163,825	12,997	7.9%	1.7	1.7
Aircraft rentals	80,928	82,592	(1,664)	(2.0)%	0.8	0.9
Depreciation and amortization	61,135	62,703	(1,568)	(2.5)%	0.6	0.6
Station rentals and landing fees	29,473	45,336	(15,863)	(35.0)%	0.3	0.5
Ground handling services	30,541	28,414	2,127	7.5%	0.3	0.3
Other	59,124	58,832	292	0.5%	0.5	0.6
Total operating expenses	794,566	810,285	(15,719)	(1.9)%	7.7	8.4
Interest	16,999	19,474	(2,475)	(12.7)%	0.2	0.2
Total airline expenses	$811,565	$829,759	(18,194)	(2.2)%	7.9	8.6

Fuel.  Fuel costs decreased $21.8 million, or 30.5%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. During the third quarter of 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. Thus, the decrease in our fuel expense was primarily due to an increase in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	14,252	19,438	(26.7)%
Fuel expense	$49,656	$71,477	(30.5)%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $9.8 million, or 3.3%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in salaries, wages and employee benefits was primarily due to an increase in crew and mechanic wages attributable to increased departures and block-hour production and due to an increase in health insurance and workers compensation expense.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $13.0 million, or 7.9%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The following table summarizes the effect of engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$176,822	$163,825	$12,997	7.9%
Less: Engine overhaul reimbursement from major partners	33,922	40,445	(6,523)	(16.1)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rates	9,069	13,124	(4,055)	(30.9)%
Other aircraft maintenance, materials and repairs	$133,831	$110,256	$23,575	21.4%

Other aircraft maintenance, materials and repairs, increased $23.6 million, or 21.4%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012, was primarily due to an increase in the number of scheduled maintenance events and replacement / repair of aircraft parts and components at ExpressJet and SkyWest Airlines.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended September 30, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $4.1 million compared to the three months ended September 30, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to a decrease in the number of scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $1.7 million, or 2.0%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to October 1, 2012.

Depreciation and amortization.  Depreciation and amortization expense decreased $1.6 million, or 2.5%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated since October 1, 2012 and a reduction in capital expenditures.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $15.9 million, or 35.0%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $2.1 million, or 7.5%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several prorate stations.

Total Airline Expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $18.2 million, or 2.2%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2013	2012	$ Change	% Change
Total airline expense	$811,565	$829,759	$(18,194)	(2.2)%
Less: Fuel expense	49,656	71,477	(21,821)	(30.5)%
Less: Engine overhaul reimbursement from major partners	33,922	40,445	(6,523)	(16.1)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	9,069	13,124	(4,055)	(30.9)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$718,918	$704,713	$14,205	2.0%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $14.2 million, or 2.0%, during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Interest Income.  Interest income decreased $1.5 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease was primarily due to our receipt of $49 million of cash from United for amounts previously deferred under the United Express Agreement. Prior to repayment, the deferred amounts accrued interest at 8%.

Other, net.  Other, net increased $9.2 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.  During the three months ended September 30, 2013, we sold our shares of Air Mekong.  In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million.  During the three months ended September 30, 2012, we incurred losses attributable to our investments in TRIP and Air Mekong, which were previously accounted for under the equity method of accounting.

Net Income.  Primarily due to factors described above, net income increased to $26.4 million, or $0.50 per diluted share, for the three months ended September 30, 2013, compared to $20.9 million, or $0.40 per diluted share, for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 and 2012

Business Segments. For the nine months ended September 30, 2013 and 2012, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet. The following table sets forth our segment data for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$1,380,930	$1,479,708	$(98,778)	(6.7)%
ExpressJet Operating Revenues	1,109,085	1,235,877	(126,792)	(10.3)%
Other Operating Revenues	3,342	8,062	(4,720)	(58.5)%
Total Operating Revenues	$2,493,357	$2,723,647	$(230,290)	(8.5)%
Airline Expenses:
SkyWest Airlines Expense	$1,269,538	$1,404,121	$(134,583)	(9.6)%
ExpressJet Expense	1,144,857	1,248,661	(103,804)	(8.3)%
Other Airline Expense	9,161	7,269	1,892	26.0%
Total Airline Expense(1)	$2,423,556	$2,660,051	$(236,495)	(8.9)%
Segment Profit (Loss):
SkyWest Airlines segment profit	$111,392	$75,587	$35,805	47.4%
ExpressJet segment loss	(35,772)	(12,784)	(22,988)	(179.8)%
Other profit (loss)	(5,819)	793	(6,612)	NM
Total Segment Profit	$69,801	$63,596	$6,205	9.8%
Interest Income	3,164	6,049	(2,885)	(47.7)%
Other	10,477	(9,305)	19,782	NM
Consolidated Income Before Income Taxes	$83,442	$60,340	$23,102	38.3%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $35.8 million, or 47.4%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in the SkyWest Airlines’ segment profit was due primarily to the following factors:

•                  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $15.1 million. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

•                  SkyWest Airlines’ non-pass-through operating revenue increased by $67.4 million. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production and our receipt of higher incentive payments from our major airline partners.

•                  SkyWest Airlines’ salaries, wages and employee benefits increased $15.0 million, primarily due to increased block hour production.

•                  SkyWest Airlines’ legal expense increased by $2.8 million.  The increase in legal expense was primarily related to settlement of our dispute with Delta regarding non-revenue positive space flying by employees of SkyWest Airlines and ExpressJet.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls increased by $15.3 million, which was primarily attributable to an increase in scheduled maintenance events and replacement / repair of aircraft parts and components.

•                  SkyWest Airlines’ ground handling service expense increased $9.5 million, or 17.5%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several pro-rate stations.

ExpressJet Segment Loss.  ExpressJet segment loss increased $23.0 million, or 179.8%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  ExpressJet’s aircraft maintenance expense, excluding reimbursed engine overhauls increased by $44.4 million, which was primarily attributable to an increase in scheduled maintenance events and replacement / repair of aircraft parts and components.

•                  ExpressJet’s workers compensation and health care expense increased by $8.1 million.

•                  ExpressJet’s non-pass-through operating revenue increased by $9.3 million. The increase in non-pass through operating revenue was primarily due to an increase in block hour production offset by a reduction in contract performance incentives.

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2013		2012		% Change
Revenue passenger miles (000)	23,903,670		22,597,109		5.8%
Available seat miles (000)	29,515,445		28,042,968		5.3%
Block hours	1,795,523		1,728,206		3.9%
Departures	1,102,801		1,079,886		2.1%
Passengers carried	45,752,380		44,068,191		3.8%
Passenger load factor	81.0%		80.6%		0.4	Pts
Revenue per available seat mile	8.4	¢	9.7	¢	(13.4)%
Cost per available seat mile	8.2	¢	9.5	¢	(13.7)%
Cost per available seat mile excluding fuel	7.7	¢	8.2	¢	(6.1)%
Fuel cost per available seat mile	0.5	¢	1.3	¢	(61.5)%
Average passenger trip length (miles)	522		513		1.8%

Revenues.  Operating revenues decreased $230.3 million, or 8.5%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. For financial reporting purposes, we record these reimbursements as operating revenue. Under the Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expenses as incurred. We also record those engine overhaul reimbursements as operating revenue. The following table summarizes the amount of fuel and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2013	2012	$ Change	% Change
Passenger revenues	$2,448,883	$2,671,568	$(222,685)	(8.3)%
Less: Fuel reimbursement from major partners	69,808	299,865	(230,057)	(76.7)%
Less: Engine overhaul reimbursement from major partners	86,907	129,752	(42,845)	(33.0)%
Passenger revenue excluding fuel and engine overhaul reimbursements	$2,292,168	$2,241,951	$50,217	2.2%

Passenger revenues.  Passenger revenues decreased $222.7 million, or 8.3%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Our passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, increased $50.2 million, or 2.2%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in passenger revenues, excluding fuel and engine overhaul reimbursements, was primarily due to an increase in block hours of 3.9% during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.  The increase in block hours was partially offset by the decrease in reimbursements of other contractual pass-through costs such as landing fees and station rents.

Ground handling and other.  Total ground handling and other revenues decreased $7.6 million, or 14.6%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Passenger revenues” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive income under the heading “Ground handling and other.”  The decrease was primarily related to the decrease in our ground handling for other airlines and a reduction of rental revenue associated with the termination of an aircraft sub-lease we had executed with Air Mekong.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the nine months ended September 30,
					2013	2012
	2013	2012	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$146,139	$372,471	$(226,332)	(60.8)%	0.5	1.3
Salaries, wages and benefits	904,625	878,596	26,029	3.0%	3.1	3.1
Aircraft maintenance, materials and repairs	515,506	510,610	4,896	1.0%	1.8	1.8
Aircraft rentals	245,330	251,438	(6,108)	(2.4)%	0.8	0.9
Depreciation and amortization	183,309	191,200	(7,891)	(4.1)%	0.6	0.7
Station rentals and landing fees	100,559	133,523	(32,964)	(24.7)%	0.3	0.5
Ground handling services	98,235	93,344	4,891	5.2%	0.3	0.3
Other	177,363	170,228	7,135	4.2%	0.6	0.7
Total operating expenses	2,371,066	2,601,410	(230,344)	(8.9)%	8.0	9.3
Interest	52,490	58,641	6,151	(10.5)%	0.2	0.2
Total airline expenses	$2,423,556	$2,660,051	(236,495)	(8.9)%	8.2	9.5

Fuel.  Fuel costs decreased $226.3 million, or 60.8%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. During the third quarter of 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. The resulting decrease in our fuel expense was primarily due to an increase in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	40,191	104,690	(61.6)%
Fuel expense	$146,139	$372,471	(60.8)%

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $26.0 million, or 3.0%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in salaries, wages and employee benefits was primarily due to an increase in crew and mechanic wages attributable to increased departures and block-hour production and due to an increase in health insurance and workers compensation expenses.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $4.9 million, or 1.0%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The following table summarizes the effect of engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$515,506	$510,610	$4,896	1.0%
Less: Engine overhaul reimbursement from major partners	86,907	129,752	(42,845)	(33.0)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	29,739	44,589	(14,850)	(33.3)%
Other aircraft maintenance, materials and repairs	$398,860	$336,269	$62,591	18.6%

Other aircraft maintenance, materials and repairs, increased $62.6 million, or 18.6%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012, was primarily due to an increase in the number of scheduled maintenance events and replacement / repairs of aircraft parts and components at ExpressJet and SkyWest Airlines.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the nine months ended September 30, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $14.9 million compared to the nine months ended September 30, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $6.1 million, or 2.4%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to October 1, 2012.

Depreciation and amortization.  Depreciation and amortization expense decreased $7.9 million, or 4.1%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated since October 1, 2012 and a lower volume of capital expenditures.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $33.0 million, or 24.7%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $4.9 million, or 5.2%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several prorate stations.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $7.1 million, or 4.2%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase in other expenses during the nine months ended September 30, 2012 was primarily due to the increase in property tax expense due to refunds received during the nine months ended September 30, 2012 (primarily a pass-through cost under our flying contracts) and an increase in legal expense due to the settlement of Delta’s counterclaims related to travel by certain employees of SkyWest Airlines and ExpressJet.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $236.5 million, or 8.9%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2013	2012	$ Change	% Change
Total airline expense	$2,423,556	$2,660,051	$(236,495)	(8.9)%
Less: Fuel expense	146,139	372,471	(226,332)	(60.8)%
Less: Engine overhaul reimbursement from major partners	86,907	129,752	(42,845)	(33.0)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	29,739	44,589	(14,850)	(33.3)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,160,771	$2,113,239	$47,532	2.2%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $47.5 million, or 2.2%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other, net.  Other, net increased $19.8 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.  The increase was primarily attributable to the termination of our aircraft sub-lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the nine months ended September 30, 2013 and sale of our shares of Air Mekong.  In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million.  During the nine months ended September 30, 2012, we incurred other expense primarily consisting of losses from our equity investments in TRIP and Air Mekong.

Interest Income. Interest income decreased $2.9 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease was primarily due to our receipt of $49 million of cash from United for amounts previously deferred under the United Express Agreement. Prior to repayment, the deferred amounts accrued interest at 8%.

Net Income.  Primarily due to factors described above, net income increased to $50.3 million, or $0.96 per diluted share, for the nine months ended September 30, 2013, compared to $37.2 million, or $0.72 per diluted share, for the nine months ended September 30, 2012.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2013 and 2012, and total cash and marketable securities positions as of September 30, 2013 and December 31, 2012 (in thousands).

	For the nine months ended September 30,
	2013	2012	$ Change	% Change
Net cash provided by operating activities	$251,406	$244,167	$7,239	3.0%
Net cash provided by (used in) investing activities	14,004	(120,993)	134,997	NM
Net cash used in financing activities	(131,436)	(116,242)	15,194	13.1%

	September 30, 2013	December 31, 2012	$ Change	% Change

Cash and cash equivalents	$267,746	$133,772	$133,974	100.2%
Restricted cash	19,559	19,553	6	0.0%
Marketable securities	440,468	556,117	(115,649)	(20.8)%
Total	$727,773	$709,442	$18,331	2.6%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $7.2 million, or 3.0%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase was primarily due to our receipt of $49 million of cash from United during the nine months ended September 30, 2013 for amounts previously deferred under the United Express Agreement. This increase was partially offset by changes in our working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by (used in) investing activities increased $135.0 million, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. During the nine months ended September 30, 2013, net sales of marketable securities increased $200.9 million as compared to the nine months ended September 30, 2012.  This change was partially offset by an increase in deposits on aircraft of $35.6 million and an increase in purchases of aircraft and rotable spares of $35.1 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $15.2 million, or 13.1%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The increase was primarily related to an increase in principal payments made on long-term debt of $4.3 million and an increase in purchase of treasury shares of $10.8 million during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2013, our total capital mix was 51.4% equity and 48.6% long-term debt, compared to 48.5% equity and 51.5% long-term debt at December 31, 2012.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations stated in calendar years except as noted for each of the next five years and thereafter (in thousands):

	Total	Oct-Dec 2013	2014	2015	2016	2017	Thereafter

Operating lease payments for aircraft and facility obligations	$1,991,953	$113,776	$381,088	$326,777	$255,287	$192,853	$722,172
Firm aircraft commitments	1,170,980	—	569,640	591,368	9,972	—	—
Interest commitments	384,224	20,913	64,564	57,736	50,601	43,409	147,001
Principal maturities on long-term debt	1,524,172	53,604	177,390	184,510	188,240	161,735	758,693
Total commitments and obligations	$5,071,329	$188,293	$1,192,682	$1,160,391	$504,100	$397,997	$1,627,866

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until we enter into capacity purchase agreements with other major airlines to operate the aircraft.  We anticipate that we will begin taking delivery of these aircraft in March 2014 and have scheduled delivery of the remaining aircraft covered by the order through August 2015.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2013, we had 571 aircraft under lease with remaining terms ranging from one to 12 years. Future minimum lease payments due under all long-term operating leases were approximately $2.0 billion at September 30, 2013. Assuming a 4.7% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.6 billion at September 30, 2013.

Long-Term Debt Obligations

As of September 30, 2013, we had $1,524.2 million of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at September 30, 2013.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the nine months ended September 30, 2013, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel decreased 1.9% to $3.45 for the three months ended September 30, 2013, from $3.52 for the three months ended September 30, 2012. The average price per gallon of aircraft fuel decreased 2.8% to $3.47 for the nine months ended September 30, 2012, from $3.57 for the nine months ended September 30, 2012.  For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.7 million and $19.0 million in fuel expense for the three and nine-month periods ended September 30, 2013, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities we hold. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2013, we had variable rate notes representing 30.4% of our total long-term debt, compared to 31.7% of our long-term debt at December 31, 2012. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.2 million in interest expense and received $1.7 million in additional interest income for the three months ended September 30, 2013. Based on this same hypothetical assumption, we would have incurred an additional $3.7 million in interest expense and received $5.0 million additional interest income for the nine months ended September 30, 2013. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations.

We currently intend to finance our acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2013.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of September 30, 2013, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2013, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters is not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following are significant outstanding legal matters, which if not resolved consistent with the position we have taken in those matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of September 30, 2013, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest’s and ExpressJet’s claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. Briefing of the cross motions is complete, but the State Court has not yet set a hearing date for the motions. SkyWest and ExpressJet’s intend to oppose Delta’s motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

As of September 30, 2013, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2013.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer