Form 10-K
period 2013-12-31
SKYWEST INC
filed 2014-02-14
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non-affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 28, 2013 was approximately $682,092,110.

         As of February 3, 2014, there were 51,375,679 shares of the registrant's common stock outstanding.

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

        Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. was merged into our subsidiary, Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In this Report, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the ExpressJet Combination, for periods subsequent to the ExpressJet Combination.

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

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 4,000 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, US Airways Express, American Eagle or Alaska under code-share arrangements with Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), US Airways Group, Inc. ("US Airways"), American Airlines, Inc. ("American") or Alaska Airlines ("Alaska"), respectively. SkyWest Airlines and ExpressJet generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and

ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S. Federal Aviation Administration (the "FAA"). We currently anticipate that we will complete the integration of the labor groups of Atlantic Southeast and ExpressJet Delaware into ExpressJet during 2014 and 2015.

        SkyWest Airlines and ExpressJet have developed industry-leading reputations for providing quality regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2013, our consolidated fleet consisted of a total of 757 aircraft, of which 449 were assigned to United, 254 were assigned to Delta, 23 were assigned to American, 15 were assigned to US Airways, seven were assigned to Alaska, two were subleased to unaffiliated entities and seven were unassigned. We currently operate two types of regional jet aircraft: the Bombardier Aerospace ("Bombardier") regional jet, which comes in three different configurations: (the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900")), and the Embraer S.A. ("Embraer") regional jet, which we operate in two different configurations the 50-seat Embraer ERJ-145 regional jet (the "ERJ145") and the 37-seat Embraer ERJ-135 regional jet (the "ERJ135"). We also operate the 30-seat Embraer Brasilia EMB-120 turboprop (the "Brasilia turboprop").

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service to airports primarily located in the midwestern and western United States. SkyWest Airlines offered approximately 1,700 daily scheduled departures as of December 31, 2013, of which approximately 1,000 were United Express flights, 500 were Delta Connection flights, 90 were US Airways Express flights, 80 were American Eagle flights and 30 were Alaska-coded flights. SkyWest Airlines' operations are conducted principally from airports located in Chicago (O'Hare), Denver, Los Angeles, Houston, Minneapolis, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. As of December 31, 2013, SkyWest Airlines operated a fleet of 334 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	EMB120	Total
United	78	70	—	36	184
Delta	49	19	32	9	109
American	12	—	—	—	12
US Airways	11	—	4	—	15
Alaska	—	7	—	—	7
Unassigned	7	—	—	—	7

Total	157	96	36	45	334

        SkyWest Airlines conducts its United code-share operations under a United Express Agreement, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives (the "SkyWest Airlines United Express Agreement"). SkyWest conducts its Delta Connection operations pursuant to the terms of an Amended and Restated Delta Connection Agreement, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a payment based on block hours flown (the "SkyWest Airlines Delta Connection Agreement"). SkyWest Airlines conducts its US Airways and Alaska operations pursuant to the terms of code-share agreements with Alaska and US Airways, respectively, pursuant to which SkyWest Airlines is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month, and an incentive or penalty based on performance incentives. SkyWest Airlines is also a party to a code-share agreement with American (the "SkyWest Airlines American Agreement"), pursuant to which SkyWest Airlines operates as American Eagle on designated routes, and is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month and an incentive or penalty based on performance incentives.

  ExpressJet

        ExpressJet provides regional jet service principally in the United States, primarily from airports located in Atlanta, Cleveland, Chicago (O'Hare), Denver, Houston, Detroit, Memphis, Newark, Minneapolis and Washington Dulles. ExpressJet offered more than 2,200 daily scheduled departures as of December 31, 2013, of which approximately 700 were Delta Connection flights, 1,400 were United Express flights and 100 were American Eagle flights. As of December 31, 2013, ExpressJet operated a fleet of 421 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	Total
United	14	242	9	—	—	265
Delta	76	—	—	41	28	145
American	11	—	—	—	—	11

Total	101	242	9	41	28	421

        ExpressJet conducts Delta Connection operations pursuant to the terms of a Second Amended and Restated Delta Connection Agreement initially executed between Delta and Atlantic Southeast and to which ExpressJet is now a party (the "ExpressJet Delta Connection Agreement"). Under the ExpressJet Delta Connection Agreement, ExpressJet is paid primarily on a fee-per-completed block hour and departure basis, plus, if ExpressJet completes a certain minimum percentage of its Delta Connection flights, a specified margin on such costs. Additionally, the ExpressJet Delta Connection Agreement provides for incentive compensation upon satisfaction of certain performance goals. ExpressJet's United code-share operations are conducted under a Capacity Purchase Agreement initially executed by ExpressJet and Continental Airlines, Inc. ("Continental") and to which United became a party through its merger with Continental (the "United CPA") and two United Express Agreements between ExpressJet and United (collectively, the "ExpressJet United Express Agreements"). Under the ExpressJet United Express Agreements and the United CPA ExpressJet is paid by United, primarily on a fee-per-completed block hour and departure basis, plus a margin based on performance incentives. ExpressJet is also a party to a code-share agreement with American (the "ExpressJet American Agreement"), pursuant to which ExpressJet currently operates as American Eagle on designated routes, and is paid primarily on a fee-per-completed block hour and departure basis, plus a fixed margin per aircraft each month and an incentive or penalty based on performance incentives.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other code-sharing regional airlines, but also compete with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ExpressJet among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation ("Air Wisconsin"), American Eagle Airlines, Inc. ("American Eagle") (owned by American), Compass Airlines ("Compass"), Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc.) , Mesa Air Group, Inc. ("Mesa"), Endevor, Inc. ("Endevor") (owned by Delta), Republic Airways Holdings Inc. ("Republic"), Trans State Airlines, Inc. ("Trans State") and PSA Airlines, Inc. ("PSA") (owned by US Airways). Major airlines award contract flying to these regional airlines based primarily upon the following criteria: low cost, financial resources, overall customer service levels relating to on-time arrival and departure statistics, low rates of flight cancellation, baggage handling performance and the overall image of the regional airline.

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

        The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operation in the United States. However, many of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines and ExpressJet, individually or collectively. Additionally, regional carriers owned by major airlines, such as American Eagle, PSA and Endevor, may have access to greater resources, through their parent companies, than SkyWest Airlines and ExpressJet, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to changes in general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ExpressJet. In addition, if Delta or United, or any of our other code-share partners, experience a prolonged decline in passenger load or are negatively affected by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ExpressJet, as applicable, or cancel flights in order to reduce their costs. In addition, adverse weather conditions can negatively impact our operations and financial condition

Industry Overview

  Majors, Low-Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Delta, US Airways and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

        Low-cost carriers, such as Southwest Airlines Co. ("Southwest") and JetBlue Airways Corporation ("JetBlue"), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices. Low-cost carriers typically fly direct flights with limited service to smaller cities, concentrating on higher demand flights to and from major population bases.

        Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Endevor, Compass, Trans State and Republic, typically operate smaller aircraft on lower-volume routes than major and low-cost carriers. Several regional airlines, including American Eagle, PSA, and Horizon, are wholly-owned subsidiaries of major airlines.

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

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines flies out of Chicago (O'Hare), Washington Dulles, Denver, Houston, Los Angeles and San Francisco as United Express, out of Salt Lake City, Detroit and Minneapolis as Delta Connection, out of Seattle and Portland as an Alaska carrier, out of Phoenix as a US Airways carrier and out of Los Angeles as American Eagle. ExpressJet operates primarily as Delta Connection out of Atlanta and Detroit; and as United Express out of Chicago (O'Hare), Houston, Cleveland, Newark, Denver and Washington Dulles. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 70 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

  •
  Fixed-Fee Arrangements.  Under a fixed-fee arrangement (commonly referred to as capacity purchase agreements, or contract flying), the major airline generally pays the regional airline a fixed-fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from most of the elements that cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airlines absorb most of the costs associated with the regional airline flight, the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

  •
  Revenue-Sharing Arrangements.  Under a revenue-sharing arrangement (commonly referred to as pro-rate arrangements), the major airline and regional airline negotiate a proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In such a revenue-sharing arrangement, the regional airline realizes increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, realizes decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

Code-Share Agreements

        SkyWest Airlines has code-share agreements with United, Delta, American, US Airways and Alaska. ExpressJet has code-share agreements with United, Delta and American.

        These code-share agreements authorize Delta, United, American, Alaska and US Airways to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "AA", "AS" or "US," respectively) in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express, American Eagle, US Airways Express or Alaska, as applicable. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with our major partners. During the year ended December 31, 2013, approximately 90% of our passenger revenues related to contract flights, where Delta, United, Alaska, American and US Airways controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues during the year ended December 31, 2013 related to pro-rate flights for Delta or United, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta or United according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

SkyWest Airlines Delta Connection Agreement

        SkyWest Airlines and Delta are parties to the SkyWest Airlines Delta Connection Agreement, dated as of September 8, 2005. As of December 31, 2013, SkyWest Airlines operated 32 CRJ900s, 19 CRJ700s and 41 CRJ200s under the SkyWest Airlines Delta Connection Agreement. As of December 31, 2013, SkyWest Airlines was operating more than 500 Delta Connection flights per day between Salt Lake City, Detroit or Minneapolis and outlying destinations. Additionally, as of December 31, 2013, SkyWest Airlines operated nine Brasilia turboprops and eight CRJ200s under the Delta code under a revenue-sharing arrangement. Generally, under the SkyWest Airlines Delta Connection Agreement, Delta retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

ExpressJet Delta Connection Agreement

        ExpressJet and Delta are parties to the ExpressJet Delta Connection Agreement, originally dated as of September 8, 2005. As of December 31, 2013, ExpressJet operated 28 CRJ900s, 41 CRJ700s and 76 CRJ200s for Delta under the ExpressJet Delta Connection Agreement. As of December 31, 2013, ExpressJet was operating approximately 700 Delta Connection flights per day between Atlanta or Detroit and outlying destinations. Under the ExpressJet Delta Connection Agreement, Delta is entitled to all passenger, cargo and other revenues associated with each flight. Commencing in 2008, ExpressJet obtained the right to maintain its percentage of total Delta Connection flights that it had in 2007, so long as its bid for additional regional flying is competitive with bids submitted by other regional carriers.

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

        During 2012, we reached an agreement with Delta to add 34 additional used dual-class Bombardier regional jet aircraft in exchange for the early termination of 66 CRJ200 aircraft under our Delta Connection Agreements. All 34 dual-class aircraft operate under the terms and conditions of the SkyWest Airlines Delta Connection Agreement regardless of whether SkyWest Airlines or ExpressJet operate the aircraft. The 34 additional aircraft consist of five CRJ700s and 29 CRJ900s. As of December 31, 2013, we had taken delivery of all 34 of the additional aircraft. The remaining lease terms of the 34 additional aircraft currently run through December 31, 2022. We anticipate that all 66 CRJ200 aircraft will be removed from the Delta Connection Agreements by December 31, 2015. Of the 66 CRJ200s scheduled to be removed from Delta operations, 41 CRJ200s are subleased from Delta for a nominal amount, which are scheduled to be returned to Delta without obligation to us.

SkyWest Airlines United Express Agreement

        SkyWest Airlines and United are parties to the SkyWest Airlines United Express Agreement entered into on July 31, 2003. As of December 31, 2013, SkyWest Airlines operated 70 CRJ700s, 78 CRJ200s and 36 Brasilia turboprops under the SkyWest Airlines United Express Agreement, flying a total of approximately 1,050 United Express flights per day between Chicago (O'Hare), Denver, Houston, Los Angeles, San Francisco or Washington Dulles and designated outlying destinations. Generally, under the SkyWest Airlines United Express Agreement, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

        In exchange for providing the designated number of flights and performing SkyWest Airlines' obligations under the SkyWest Airlines United Express Agreement, SkyWest Airlines receives from

United compensation (subject to an annual adjustment) of a fixed fee per completed block hour, a fixed fee per completed departure, a fixed fee per passenger, and a fixed fee for overhead and aircraft costs. The SkyWest Airlines United Express Agreement provides for incentives based upon SkyWest Airlines' performance, including on-time arrival performance and completion percentage rates. Additionally, certain of SkyWest Airlines' operating costs are reimbursed by United, including costs related to fuel and aircraft ownership. As of December 31, 2013, 27 of the 36 Brasilia turboprops and 17 of the 78 CRJ200s SkyWest Airlines operated under the SkyWest Airlines United Express Agreement were operated under a revenue-sharing arrangement. On October 16, 2009, SkyWest Airlines and United agreed to extend the right of SkyWest Airlines to operate 40 regional jet aircraft under the SkyWest Airlines United Express Agreement until the end of their respective lease terms.

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

        Under the terms of the United CPA, ExpressJet operates 220 ERJ145s and nine ERJ135s in the United flight system. All of the ERJ145s and ERJ 135s are leased to ExpressJet by United pursuant to sublease or lease agreements. Upon the expiration of the United CPA, ExpressJet is obligated to return the subleased or leased aircraft to United.

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

ExpressJet United Express Agreements

        ExpressJet and United are parties to two ExpressJet United Express Agreements, consisting of a United Express Agreement initially executed between ExpressJet Delaware and United, dated December 1, 2009, and a United Express Agreement initially executed between Atlantic Southeast and United, dated February 10, 2010. As of December 31, 2013, ExpressJet operated 22 ERJ145s and 14 CRJ200s under the United Express Agreements. Generally, under the ExpressJet United Express Agreements, United retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

SkyWest Airlines American Agreement

        On September 11, 2012, SkyWest Airlines and American entered into the SkyWest Airlines American Agreement. As of December 31, 2013, SkyWest Airlines operated 12 CRJ200s under the SkyWest Airlines American Agreement, flying approximately 80 American Eagle flights per day between Los Angeles and designated outlying destinations. Generally, under the SkyWest Airlines American Agreement, American retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

ExpressJet American Agreement

        On September 11, 2012, ExpressJet and American entered into the SkyWest Airlines American Agreement. As of December 31, 2013, ExpressJet operated 11 CRJ200s under the ExpressJet American Agreement, flying approximately 100 American Eagle flights per day between Dallas and designated outlying destinations. Generally, under the ExpressJet American Agreement, American retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

SkyWest Airlines Alaska Capacity Purchase Agreement

        On April 13, 2011, SkyWest Airlines and Alaska entered into the SkyWest Airlines Alaska Capacity Purchase Agreement. As of December 31, 2013, SkyWest Airlines operated seven CRJ700s under the SkyWest Airlines Alaska Capacity Purchase Agreement, flying approximately 25 Alaska flights per day between Seattle or Portland and designated outlying destinations. Generally, under the SkyWest

Airlines Alaska Capacity Purchase Agreement, Alaska retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

SkyWest Airlines US Airways Express Agreement

        On November 17, 2011, SkyWest Airlines and US Airways entered into the SkyWest Airlines US Airways Express Agreement. As of December 31, 2013, SkyWest Airlines operated 10 CRJ200s and 4 CRJ900s under the SkyWest Airlines US Airways Express Agreement, flying a total of approximately 90 US Airways Express flights per day between Phoenix and designated outlying destinations. Additionally, as of December 31, 2013, SkyWest Airlines operated one CRJ200s under a revenue-sharing arrangement. Generally, under the SkyWest Airlines US Airways Express Agreement, US Airways retains all air fares, cargo rates, mail charges and other revenues associated with each flight.

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

Training and Aircraft Maintenance

        SkyWest Airlines and ExpressJet employees perform substantially all routine airframe and engine maintenance and periodic inspection of equipment at their respective maintenance facilities, and provide substantially all training to SkyWest Airlines and ExpressJet crew members and maintenance personnel at their respective training facilities. SkyWest Airlines and ExpressJet also contract with third-party vendors for non-routine airframe and engine maintenance.

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply; however, our code-share agreements with Delta, United, American, Alaska and US Airways provide for fuel used in the performance of the code-share agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2013, United purchased the majority of the fuel for our United aircraft under contract directly from its fuel vendors; and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

        Under the RLA, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30-day "cooling off" period begins. At the end of this 30-day period, the parties may engage in "self help," unless the U.S. President appoints a Presidential Emergency Board ("PEB") to investigate and report on the dispute. The appointment of a PEB maintains the "status quo" for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in "self help." "Self help" includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent "self help" by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

        As of December 31, 2013, we had 18,358 full-time equivalent employees. Approximately 49% of these employees were represented by unions, including the employee groups listed in the table below. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination. Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,800	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,075	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	60	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	700	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,900	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	1,000	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	85	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	100	International Brotherhood of Teamsters	Amendable

        The successful combination of ExpressJet Delaware and Atlantic Southeast and achievement of the anticipated benefits of our acquisition of ExpressJet Delaware will depend significantly on the results of our efforts to integrate the employee groups of Atlantic Southeast and ExpressJet Delaware and on maintaining productive employee relations. During December 2013, the Airline Pilots Association International ("ALPA"), which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable as indicated in the foregoing table. The decision of those employee groups to reject the joint collective bargaining agreement will preclude us from realizing some of the savings we had hoped to achieve through the ExpressJet Combination. ExpressJet intends to resume negotiations with ALPA in an effort to negotiate an acceptable agreement.

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

        As of December 31, 2013, SkyWest and SkyWest Airlines collectively employed 9,717 full-time equivalent employees, consisting of 5,661 pilots and flight attendants, 2,461 customer service personnel, 1,400 mechanics and other maintenance personnel, and 195 administration and support personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines' employees do, however, occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

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

        We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ExpressJet are subject. SkyWest Airlines' and ExpressJet's flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States of America are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ExpressJet are also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with these laws and regulations.

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

Safety and Security

        We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ExpressJet have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code-share partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

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

Seasonality

        Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our pro-rate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months.

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

        Under our code-share agreements with Delta, United, American, Alaska and US Airways, we are compensated for certain costs we incur in providing services. With respect to costs that are defined as "pass-through" costs, our code-share partner is obligated to pay to us the actual amount of the cost. With respect to other costs, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates for certain costs. During the year ended December 31, 2013, approximately 20% of our code-share operating costs were pass-through costs and approximately 80% of our code-share operating costs were reimbursable at pre-determined rates. These pre-determined rates may not be based on the actual expenses we incur in delivering the associated services. If we incur expenses that are greater than the pre-determined reimbursement amounts payable by our code-share partners, our financial results will be negatively affected.

        There can be no assurance that the agreed-upon rates contemplated by our code-share agreements will be higher than the costs SkyWest Airlines and ExpressJet will incur to provide the services required under their respective agreements. The rates and future rate adjustments could negatively affect our financial position and operating results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2013, our salary, wage and benefit costs constituted approximately 39% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        Approximately 49% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the RLA, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self-help actions both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

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

        The successful integration of Atlantic Southeast and ExpressJet Delaware and achievement of the anticipated benefits of the ExpressJet Merger largely depend upon the successful combination of the former employee groups of Atlantic Southeast and ExpressJet Delaware, and on maintaining productive employee relations. The integration of the workforces of the two airlines will require the resolution of potentially difficult issues relating to representation of various employee groups and the relative seniority of the employee groups at each carrier. Unexpected delays, expenses or other challenges to integrating the workforces could impact the anticipated synergies from the combination of Atlantic Southeast and ExpressJet Delaware and affect ExpressJet's operations and financial performance.

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

        During December 2013, ALPA, which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable. The decision of those employee groups to reject the joint collective bargaining agreement will preclude us from realizing some of the savings we had hoped to achieve through the ExpressJet Combination.

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

        The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") was enacted in August of 2010 and became effective August 2013. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

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

        The implementation of the Improvement Act (and associated regulations) may increase our compliance and FAA reporting obligations, have a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations or other aspects of our operations, and negatively impact our operations and financial condition.

The supply of pilots to the airline industry may be limited.

        On July 8, 2013, as was directed by the U.S. Congress, FAA issued more robust, new pilot qualification standards, granting recognition of historical FAA and airline industry crew member flight training standards. With the application of the new rules, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. If, we are unable to secure the services of sufficient eligible pilots to staff our routes, our operations and financial results could be materially affected.

        New student pilot certificates have decreased dramatically, especially in the past three years, and subsequently the pool of eligible pilots qualified to be new hires into the airline industry has been diminishing significantly. In addition, the major network air carriers have done only minimal pilot hiring in the past several years because of the industry capacity reduction following the events of September 11, 2001, the most recent economic recession that began in the fall of 2008, and the increase in statutory mandatory retirement age for pilots from age 60 to age 65. Due to revised pilot duty time rules that are effective January of 2014, there has been an acceleration of pilot staffing in recent months which on its own merits, should be a one-time increase in pilot staffing amongst all air carriers affected by FAR part 117. Also effective January 2014, mandatory pilot retirement rules will again begin to force major network carriers to hire replacement pilots.

        The current pilot shortage may increase training costs and we may not have enough pilots to conduct our operations. The lack of qualified pilots to conduct our operations would negatively impact our operations and financial condition.

We are highly dependent on Delta and United.

        As of December 31, 2013, we had 703 aircraft out of our total 757 aircraft operating under a fixed fee contract or a revenue sharing agreement with either Delta or United. If our code-share agreements with Delta or United are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airlines independent from major partners would be a significant departure from our business plan, would likely be very difficult and would likely require significant time and resources, which may not be available to us at that point.

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

        The average age of our CRJ200s, ERJ145s, CRJ700s and CRJ900s is approximately 12.1 years, 12.0 years, 8.6 years and 6.1 years respectively. All of the parts on these aircraft are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our non-engine maintenance costs are expected to continue to increase on our CRJ200, ERJ145, CRJ700 and CRJ900 fleets. Our-non engine maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages. If our maintenance costs increase at a higher rate than amounts we can recover in revenue, we will have a negative impact on our financial results.

We may be negatively impacted if Delta or United experiences significant financial difficulties in the future.

        For the year ended December 31, 2013 approximately 94.5% of the available seat miles ("ASMs") generated in our operations were attributable to our code-share agreements with Delta and United. If Delta or United experiences significant financial difficulties, we would likely be negatively affected. For example, volatility in fuel prices may negatively impact Delta's and United's results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

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

SkyWest Airlines and ExpressJet are engaged in litigation with Delta, which may negatively impact our financial results and our relationship with Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of December 31, 2013, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.The current status of the litigation with Delta is summarized below in Item 3. Legal Proceedings.

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

        SkyWest, SkyWest Airlines and ExpressJet are parties to code-share agreements with Delta and United. For the year ended December 31, 2013, approximately 94.5% of our ASMs were attributable to flights we flew under those agreements. We anticipate that, for the foreseeable future, substantially all of our revenues will be generated under existing or future code-share agreements.

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

We may not receive FAA approval to add the Embraer ERJ175 aircraft type to the SkyWest Airlines' operating certificate

        The FAA regulates the safety of SkyWest Airlines' and ExpressJet's operations. SkyWest Airlines is in the process of obtaining FAA authorization to add the Embraer ERJ175 aircraft type ("E175") to SkyWest Airlines' operating certificate. SkyWest Airlines has executed an agreement with Embraer regarding the delivery dates for the E175s, beginning in 2014. SkyWest Airlines has also entered into a code share agreement with United which would engage SkyWest Airlines to operate 40 E175s for United. If the FAA does not approve the addition of the E175 aircraft type to SkyWest Airlines' certificate before the scheduled in-service date with United, SkyWest Airlines could be in breach of its code-share agreement with United and many aspects of our operations and financial condition could be impacted.

We have a significant amount of contractual obligations.

        As of December 31, 2013, we had a total of approximately $1.5 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2013, we had 570 aircraft under lease, with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $1.9 billion at December 31, 2013. At a 5.8% discount factor, the present value of these lease obligations was equal to approximately $1.5 billion at December 31, 2013. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our fleet replacement will require a significant increase in our leverage and the related cash outflows.

        We currently have 260 CRJ200s with an average life of 12.1 years, 242 ERJ145s with an average life of 12 years and 45 Brasilia turboprops with an average life of 16.5 years. We anticipate that over the next several years, we will continue to replace these aircraft with large regional jets or turboprops. Our fleet replacement strategy will require significant amounts of capital to acquire these large regional jets or turboprops.

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

        Pursuant to our contract flying arrangements, our major partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2013, essentially all of our Brasilia turboprops flown for Delta were flown under pro-rate arrangements, while approximately 58% of our Brasilia turboprops flown in the United system were flown under pro-rate arrangements. As of December 31, 2013, we operated 17 CRJ200s under a pro-rate agreement with United. We also operate eight CRJ200 under a pro-rate agreement with Delta and one CRJ200 under a pro-rate arrangement with US Airways. Our operating and financial results with respect to these pro-rate arrangements can be affected by the price and availability of jet fuel and in the event we are unable to pass on increased fuel prices to our pro-rate customers by increasing fares our financial performance would be adversely impacted.

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

        Our earnings are affected by changes in interest rates due to the amount of our variable rate long-term debt and the amount of cash and securities we hold. Under our contractual arrangements with our major partners, we are directly reimbursed for interest expense on debt-financed aircraft as a pass-through cost. The reimbursement of the interest expense is recorded as passenger revenue in our consolidated statements of income. Thus, a decline in interest expense associated with contract aircraft would likely be offset by a reduced aircraft ownership cost passed through to our major partners. Interest expense decreased $8.7 million, or 11.3%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income decreased $4.2 million, or 53.5% during the year ended December 31, 2013, compared to the year ended December 31, 2012. Interest income is not a component of our contractual arrangements with our major partners. If interest rates were to decline, our major partners would receive the principal benefit of the interest expense decline, since interest expense is generally passed through to our major partners; however, if declining interest rates reduce our interest income, our financial results will be negatively affected.

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

        The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through December 31, 2014, covering losses to employees, passengers, third parties and aircraft. If the U.S. government ceases to provide such insurance beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase insurance coverage, likely with a narrower scope, from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers, including American, United, US Airways, Endevor and Mesa, the slowing U.S. economy and continuing hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), low-cost carriers, competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, JetBlue, US Airways and Frontier among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, and it may in the future undergo additional consolidation. Recent examples include the merger between American and US Airways in December 2013, United and Continental in October 2010, Delta and Northwest Airlines, Inc. in November 2008, as well as the merger of Southwest and AirTran Airways, Inc. ("AirTran") during 2011. We understand that several airlines are currently in discussions related to consolidation in the industry. Other developments include domestic and international code-share alliances between major carriers. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our code-share partners.

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

The occurrence of an aviation accident involving our aircraft would negatively impact our operations and financial condition.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2013, we had 51,230,066 shares outstanding. In addition, as of December 31, 2013, we had equity-based incentive plans under which 3,918,545 shares are reserved for issuance and an employee stock purchase plan under which 1,555,794 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

The amount of common stock we repurchase may decrease from historical levels, or we may not repurchase any shares of common stock.

        Historically, we have repurchased shares of our common stock in varying amounts. Our future repurchases of shares of common stock, if any, and the number of shares of common stock we may repurchase will depend upon our financial condition, results of operations, loan covenants and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue our practice of repurchasing shares of common stock or that we will have the financial resources to repurchase shares of common stock in the future.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2013, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	87	173	50	1,500	530	12.1
CRJ700s	69	68	70	1,600	530	8.6
CRJ900s	11	53	90	1,500	530	6.1
ERJ145s	—	242	50	1,500	530	12.0
ERJ135s	—	9	37	1,500	530	12.6
Brasilia Turboprops	20	25	30	300	300	16.5

        The following table outlines the currently anticipated size and composition of our combined fleet for the periods indicated. The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of each lease and debt-financed aircraft will be retired or sold as the debt matures.

	As of December 31,
	2014	2015	2016	2017
Additional aircraft deliveries
E175	25	15	—	—

	As of December 31,
	2014	2015	2016	2017
Anticipated fleet size
Total Bombardier Regional Jets	407	385	348	305
Total Embraer Regional Jets	241	197	197	179
Total Brasilia Turboprops	26	23	12	11
Total Combined Fleet	674	605	557	495

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

  Brasilia Turboprops

        The Brasilia turboprops are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. These factors make it economically feasible for SkyWest Airlines to provide high frequency service in markets with relatively low volumes of passenger traffic. Passenger comfort features of the Brasilia turboprops include stand-up headroom, a lavatory, overhead baggage compartments and flight attendant service. We expect that Delta and United will want us to continue to operate Brasilia turboprops in markets where passenger load and other factors make the operation of a regional jet impractical. As of December 31, 2013, SkyWest Airlines operated 45 Brasilia turboprops out of Los Angeles, San Francisco, Salt Lake City, Seattle/Tacoma and Portland. SkyWest Airlines' Brasilia turboprops are generally used in its California markets, which are characterized by high frequency service on shorter stage lengths.

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

  •
  SkyWest Airlines leases a 42,000 square-foot maintenance hangar facility in South Bend, Indiana.

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

  •
  ExpressJet leases a 27,225 square-foot aircraft maintenance hangar in Kansas City, Missouri. The lease agreement is scheduled to expire on November 30, 2016.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2013, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter, which if not resolved consistent with the position we have taken in such matters, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of December 31, 2013, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta.

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

        Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest's and ExpressJet's claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. Briefing of the cross motions is complete, but no hearing has been scheduled by the Court. SkyWest and ExpressJet intend to oppose Delta's motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

        As of December 31, 2013, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 4.    MINE SAFETY DISCLOSURES

        The disclosure required by this item is not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 3, 2014, there were approximately 888 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2013		2012
Quarter	High	Low	High	Low
First	16.10	12.32	14.05	10.81
Second	16.11	13.19	11.04	6.36
Third	15.54	12.39	10.87	6.31
Fourth	17.05	13.57	12.94	10.36

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2013 and 2012, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	3,407,575	$17.99	5,474,439

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2013, included in Item 8 of this Report, for additional information regarding these plans.

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

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2013, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
	Base Period Dec08
Company Name / Index		Dec09	Dec10	Dec11	Dec12	Dec13
SkyWest, Inc.	100	92.06	85.96	70.10	70.33	84.66
NASDAQ Composite	100	145.32	171.50	170.08	199.76	279.90
Peer Group	100	102.75	124.45	87.57	115.00	214.05

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange. The members of the Peer Group are: Alaska Air Group, Inc.: Allegiant Travel Co.; American Airlines Group, Inc.; Delta Air Lines, Inc.; Hawaiian Holdings, Inc.; JetBlue Airways, Corp.; Republic Airways, Holdings Inc.; SkyWest, Inc. Southwest Airlines, Spirit Airlines Inc.; United Continental Holdings, Inc.; and US Airways Group, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011	2010(2)	2009
Operating revenues	$3,297,725	$3,534,372	$3,654,923	$2,765,145	$2,613,614
Operating income	153,111	165,987	41,105	201,826	212,195
Net income (loss)	58,956	51,157	(27,335)	96,350	83,658
Net income (loss) per common share:
Basic	$1.14	$1.00	$(0.52)	$1.73	$1.50
Diluted	$1.12	$0.99	$(0.52)	$1.70	1.47
Weighted average shares:
Basic	51,688	51,090	52,201	55,610	55,854
Diluted	52,422	51,746	52,201	56,526	56,814
Total assets	4,233,219	4,254,637	$4,281,908	$4,456,148	$4,310,802
Current assets	1,464,437	1,434,040	1,280,464	1,379,203	1,254,099
Current liabilities	620,464	591,425	624,148	572,278	449,835
Long-term debt, net of current maturities	1,293,179	1,470,567	1,606,993	1,738,936	1,816,318
Stockholders' equity	1,434,939	1,387,175	1,334,261	1,420,923	1,352,219
Return (loss) on average equity(1)	4.2%	3.8%	(2.0)%	6.9%	6.4%
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

(1)
Calculated by dividing net income (loss) by the average of beginning and ending stockholders' equity for the year.

(2)
On November 12, 2010, we completed the ExpressJet Merger for $136.5 million in cash. Our 2010 consolidated operating revenues contain 50 days of additional revenue and expenses generated subsequent to the ExpressJet Merger.

Selected Operating Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
Block hours	2,380,118	2,297,014	2,250,280	1,547,562	1,363,257
Departures	1,453,601	1,435,512	1,390,523	1,001,766	870,761
Passengers carried	60,581,948	58,803,690	55,836,271	40,411,089	34,544,772
Revenue passenger miles (000)	31,834,735	30,088,278	29,109,039	20,227,220	17,448,958
Available seat miles (000)	39,207,910	37,278,554	36,698,859	25,503,845	22,142,650
Revenue per available seat mile	8.4¢	9.5¢	10.0¢	10.8¢	11.8¢
Cost per available seat mile	8.2¢	9.2¢	10.1¢	10.4¢	11.2¢
Average passenger trip length	525	512	521	501	505
Number of operating aircraft at end of year	755	738	732	704	449

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2013, 2012 and 2011. Also discussed is our financial position as of December 31, 2013 and 2012. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2013, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2013, we had a combined fleet of 757 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	9	70	—	36	449
Delta	125	—	—	60	60	9	254
American	23	—	—	—	—	—	23
US Airways	11	—	—	—	4	—	15
Alaska	—	—	—	7	—	—	7
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Unassigned	7	—	—	—	—	—	7

Total	260	242	9	137	64	45	757

        For the year ended December 31, 2013, approximately 60.9% of our aggregate capacity was operated for United, approximately 33.6% was operated for Delta, approximately 1.3% was operated for Alaska, approximately 1.6% was operated for US Airways and approximately 2.6% was operated for American.

        Under a fixed-fee flying arrangement, the major airline generally pays the regional airline a fixed fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, the major airline and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from many of the elements that could cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, passenger loads or fuel prices and, because the major airline absorbs many of the costs associated with the regional airline flight, the margin between the fixed fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

        Under our fixed-fee arrangements, three compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. One item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. If we purchase fuel directly from vendors, our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income. Over the past few years, some of our major airline partners have purchased an increased volume of fuel directly from vendors on flights we operated under our flying contracts, which also impacts the comparability of revenue and operating expense for the periods presented in this Report.

        The second item is the reimbursement of landing fees and station rents, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for landing fees and station rent expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to our vendors on flights we operated under our flying contracts, which also impacts the comparability of revenue and operating expense for the periods presented in this Report.

        The third item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska flying contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to compensate us for engine maintenance costs ("Fixed-Rate Engine Contracts"). Under the compensation structure for our Delta Connection and United CPA flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred ("Directly-Reimbursed Engine Contracts"). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed ("CRJ200 Engine Overhaul Expense").

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

        We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s operating under our Fixed-Rate Engine Contracts (a "Power by the Hour Agreement"). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (EMB120)	Fixed-Rate Engine Contracts	Deferral Method
ExpressJet United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet United Express (ERJ145)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
ExpressJet United CPA	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement	Fixed-Rate Engine Contracts	Power by the Hour Agreement
American Eagle Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
US Airways Express (CRJ200 / CRJ900)	Fixed-Rate Engine Contracts	Direct Expense Method

        Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or "pro-rate" flying. For the year ended December 31, 2013, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Financial Highlights

        We had total operating revenues of $3.3 billion for the year ended December 31, 2013, a 6.7% decrease, compared to total operating revenues of $3.5 billion for the year ended December 31, 2012. We had a net income of $59.0 million, or $1.12 per diluted share, for the year ended December 31, 2013, compared $51.2 million or $0.99 per diluted share, for the year ended December 31, 2012.

        The significant items affecting our financial performance during the year ended December 31, 2013 are outlined below:

Revenue

        Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $331.0 million, during the year ended December 31, 2013, from the year ended December 31, 2012, due primarily to (i) our major partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our code-share agreements and (ii) a reduction in the number of engine maintenance events. Excluding the impact of the decrease in direct fuel, landing fees, station rents and engine maintenance expense and associated reimbursements from our major partners, our passenger revenues increased $102.9 million for the year ended December 31, 2013, compared to the year ended December 31, 2012, which was primarily due to an increase of approximately 83,000 hours of block-hour production primarily resulting from an increase in the fleet from 744 aircraft at December 31, 2012 to 757 aircraft at December 31, 2013.

Operating Expenses

        Aircraft maintenance, materials and repair expense, excluding engine overhaul reimbursement from our major partners and CRJ200 engine overhauls reimbursed at a fixed hourly rate increased $78.5 million, or 17.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in aircraft maintenance, materials and repair expense, excluding engine overhaul costs, for the year ended December 31, 2013, compared to the year ended December 31, 2012, was primarily due to an increase in the number of scheduled maintenance events and the replacement and repair of aircraft parts and components at ExpressJet and SkyWest Airlines.

        Because we use the direct-expense method of accounting for our CRJ200 engines and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period operating under the Fixed-Rate Engine Contracts has a direct impact on the comparability of our operating income for the presented reporting periods. The CRJ200 Engine Overhaul Expense we incurred under the Fixed-Rate Engine Contracts decreased $15.8 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in CRJ200 Engine Overhaul Expense was primarily due to a reduction in the number of scheduled engine maintenance events during the year ended December 31, 2013.

        Salaries, wages and employee benefits increased $39.6 million, or 3.4%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in salaries, wages and employee benefits was primarily due to an increase in crew and mechanic wages attributable to increased departures and block-hour production and due to an increase in health insurance and workers compensation expenses.

Other Items

        Other, net included in Other Income (Expense), increased $21.0 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily attributable to the termination of our aircraft sub-lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the year ended December 31, 2013 and sale of our shares of Air Mekong. In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million. During the year ended December 31, 2012, we incurred other expense primarily consisting of losses from our equity investments in Trip Linhas Aereas, a regional airline operating in Brazil ("Trip") and Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong").

        The items identified above were the principal factors that contributed to the improvement in our financial results during the year ended December 31, 2013, compared to the year ended December 31, 2012.

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

        On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new Embraer E175 dual-class regional jet aircraft. Under the agreement, we anticipate that the 40 aircraft will be introduced into service beginning in the second quarter of 2014, with deliveries continuing to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") was enacted in August of 2010 and became effective August 2013. The Improvement Act adds new certification requirements for entry-level commercial pilots, requires additional emergency training, provides for increased availability of pilot records and mandates stricter rules to minimize pilot fatigue.

        The implementation of the Improvement Act (and associated regulations) will increase our compliance and FAA reporting obligations, have a negative effect on pilot scheduling, work hours or other aspects of our operations, and negatively impact our operations and financial condition. As a consequence of the implementation of the Improvement Act, we anticipate that our crew costs will increase during 2014.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2013, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially from such estimates.

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

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our Brasilia turboprop engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated to the next estimated overhaul event or to the remaining useful life, whichever is shorter. For leased aircraft, we are subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. With respect to engine overhauls related to leased Brasilia turboprops to be returned, we adjust the estimated useful lives of the final engine overhauls so they do not exceed the respective lease return dates. With respect to SkyWest Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under our Fixed-Rate Engine Contracts. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third-party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

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

Impairment of Long-Lived Assets

        As of December 31, 2013, we had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2013, we had approximately $15.0 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2013, we had recorded $18.7 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.

        When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level. Based on the results of the evaluations performed as of December 31, 2013, our management concluded no impairment of long-lived assets was necessary as of December 31, 2013.

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

Results of Operations

2013 Compared to 2012

Our Business Segments

        For the year ended December 31, 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet. The following table sets forth our segment data for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,827,568	$1,930,149	$(102,581)	(5.3)%
ExpressJet operating revenues	1,466,341	1,593,527	(127,186)	(8.0)%
Other operating revenues	3,816	10,696	(6,880)	(64.3)%

Total Operating Revenues	$3,297,725	$3,534,372	$(236,647)	(6.7)%
Airline Expenses:
SkyWest airlines expense	$1,688,049	$1,824,084	$(136,035)	(7.5)%
ExpressJet airlines expense	1,515,336	1,611,982	(96,646)	(6.0)%
Other airline expense	9,887	9,699	188	1.9%

Total Airline Expense(1)	3,213,272	$3,445,765	$(232,493)	(6.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$139,519	$106,065	$33,454	31.5%
ExpressJet segment loss	(48,995)	(18,455)	(30,540)	(165.5)%
Other profit (Loss)	(6,071)	997	(7,068)	NM

Total Segment Profit	$84,453	$88,607	$(4,154)	(4.7)%
Interest Income	3,689	7,928	(4,239)	(53.5)%
Other	10,390	(10,639)	21,029	NM

Consolidated Income Before Taxes	98,532	$85,896	$12,636	14.7%

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit increased $33.5 million, or 31.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in the SkyWest Airlines' segment profit was due primarily to the following factors:

  •
  CRJ200 engine overhaul expense incurred under the SkyWest Airlines Fixed-Rate Engine Contracts decreased $18.1 million, or 37.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in CRJ200 engine overhaul expense was primarily due to a reduction in the number of scheduled engine maintenance events.

  •
  SkyWest Airlines' non-pass-through operating revenue increased by $65.9 million, or 4.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production and our receipt of higher incentive payments from SkyWest Airlines' major airline partners.

  •
  SkyWest Airlines' salaries, wages and employee benefits increased $20.3 million, or 3.7%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to increased block-hour production.

  •
  SkyWest Airlines' legal expense increased by $2.8 million. The increase in legal expense was primarily related to the settlement of our dispute with Delta regarding non-revenue positive space flying by employees of SkyWest Airlines and ExpressJet.

  •
  SkyWest Airlines' aircraft maintenance expense, excluding reimbursed engine overhauls increased by $26.7 million, or 12.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, which was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

  •
  SkyWest Airlines' ground handling service expense increased $9.3 million, or 12.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several pro-rate stations.

        ExpressJet Segment Loss.    ExpressJet segment loss increased $30.5 million, or 165.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

  •
  ExpressJet's aircraft maintenance expense, excluding reimbursed engine overhauls increased by $45.7 million, or 20.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, which was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

  •
  ExpressJet's salaries, wages and employee benefits increased $19.4 million, or 3.1%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to increased block hour production.

  •
  ExpressJet's depreciation and amortization expense decreased $8.7 million, or 8.9%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, primarily due to certain rotable assets being fully depreciated during the year ended 2013 and a lower volume of capital expenditures.

  •
  ExpressJet's non-pass-through operating revenue increased by $25.3 million, or 2.4%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in non-pass through operating revenue was primarily due to an increase in block hour production offset by a reduction in contract performance incentives.

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2013	2012	% Change
Revenue passenger miles (000)	31,834,735	30,088,278	5.8%
Available seat miles ("ASMs") (000)	39,207,910	37,278,554	5.2%
Block hours	2,380,118	2,297,014	3.6%
Departures	1,453,601	1,435,512	1.3%
Passengers carried	60,581,948	58,803,690	3.0%
Passenger load factor	81.2%	80.7%	0.5 pts
Revenue per available seat mile	8.4¢	9.5¢	(11.6)%
Cost per available seat mile	8.2¢	9.2¢	(10.9)%
Fuel cost per available seat mile	0.5¢	1.1¢	(54.5)%
Average passenger trip length (miles)	525	512	2.5%

        Revenues.    Total operating revenues decreased $236.6 million, or 6.7%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue.These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $331.0 million, during the year ended December 31, 2013, from the year ended December 31, 2012, due primarily (i) to our major partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our code-share agreements and (ii) a reduction in the number of engine maintenance events. The following table summarizes the amount of fuel, landing fees, station rents, deice and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2013	2012	$ Change	% Change
Passenger revenues	$3,239,525	$3,467,546	$(228,021)	(6.6)%
Less: Fuel reimbursement from major partners	91,925	329,748	(237,823)	(72.1)%
Less: Landing fee and station rent reimbursements from major partners	95,175	152,121	(56,946)	(37.4)%
Less: Engine overhaul reimbursement from major partners	123,024	159,220	(36,196)	(22.7)%

Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$2,929,401	$2,826,457	$102,944	3.6%

        Passenger revenues.    Passenger revenues decreased $228.0 million, or 6.6%, during year ended December 31, 2013, compared to the year ended December 31, 2012. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, increased $102.9 million, or 3.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements, was primarily due to an increase in block hours of 3.6% during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in block hours was due primarily to an increase in total number of aircraft in operation. Block hour production is a significant revenue driver in our flying contracts with our major partners.

        Ground handling and other.    Total ground handling and other revenues decreased $8.6 million, or 12.9%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading "Operating Revenues—Passenger" and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive income under the heading "Operating Revenues—Ground handling and other." The decrease was primarily related to the decrease in our ground handling for other airlines and a reduction of rental revenue associated with the termination of an aircraft sub-lease we had executed with Air Mekong.

        Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the year ended December 31,
	2013 Amount	2012 Amount	$ Change Amount	% Change Percent	2013 Cents Per ASM	2012 Cents Per ASM
Aircraft fuel	$193,513	$426,387	$(232,874)	(54.6)%	0.5	1.1
Salaries, wages and benefits	1,211,307	1,171,689	39,618	3.4%	3.1	3.1
Aircraft maintenance, materials and repairs	686,381	659,869	26,512	4.0%	1.8	1.8
Aircraft rentals	325,360	333,637	(8,277)	(2.5)%	0.8	0.9
Depreciation and amortization	245,005	251,958	(6,953)	(2.8)%	0.6	0.7
Station rentals and landing fees	114,688	169,855	(55,167)	(32.5)%	0.3	0.5
Ground handling services	129,119	125,148	3,971	3.2%	0.3	0.3
Other	239,241	229,842	9,399	4.1%	0.6	0.6

Total operating expenses	3,144,614	3,368,385	(223,771)	(6.6)%	8.0	9.0
Interest expense	68,658	77,380	(8,722)	(11.3)%	0.2	0.2

Total airline expenses	$3,213,272	$3,445,765	(232,493)	(6.7)%	8.2	9.2

        Fuel.    Fuel costs decreased $232.9 million, or 54.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. During the third quarter of 2012, United began purchasing the majority of the fuel for flights we operated under our United Express contracts. The resulting decrease in our fuel expense was primarily due to an increase in the number of gallons of fuel purchased by our major partners on flights we operated under our flying contracts. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2013	2012	% Change
Fuel gallons purchased	53,825	118,765	(54.7)%
Fuel expense	$193,513	$426,387	(54.6)%

        Salaries, Wages and Employee Benefits.    Salaries, wages and employee benefits increased $39.6 million, or 3.4%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in salaries, wages and employee benefits was primarily due to an increase in crew and mechanic wages attributable to increased departures and block-hour production and due to an increase in health insurance and workers compensation expenses.

        Aircraft maintenance, materials and repairs.    Aircraft maintenance expense increased $26.5 million, or 4.0%, during the year ended December 31, 2013, compared to the year ended December 31 2012. The following table summarizes the effect of engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2013	2012	$ Change	% Change
Aircraft maintenance, materials and repairs	$686,381	$659,869	$26,512	4.0%
Less: Engine overhaul reimbursement from major partners	123,024	159,220	(36,196)	(22.7)%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	39,388	55,183	(15,795)	(28.6)%

Other aircraft maintenance, materials and repairs	$523,969	$445,466	$78,503	17.6%

        Other aircraft maintenance, materials and repairs, increased $78.5 million, or 17.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in aircraft maintenance expense excluding engine overhaul costs for the year ended December, 2013, compared to the year ended December 31, 2012, was primarily due to an increase in the number of scheduled maintenance events and the replacement and repair of aircraft parts and components at ExpressJet and SkyWest Airlines.

        We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the year ended December 31, 2013, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $15.8 million compared to the year ended December 31, 2012. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

        Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

        Aircraft rentals.    Aircraft rentals decreased $8.3 million, or 2.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to aircraft lease renewals at lower rates during 2013.

        Depreciation and amortization.    Depreciation and amortization expense decreased $7.0 million, or 2.8%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in depreciation and amortization expense was primarily due to certain rotable assets being fully depreciated during the year ended 2013 and a lower volume of capital expenditures.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $55.2 million, or 32.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports, rather than requiring us to make those payments and obtain reimbursement from our major partners.

        Ground handling service.    Ground handling service expense increased $4.0 million, or 3.2%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several prorate stations.

        Other expenses.    Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $9.4 million, or 4.1%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in other expenses during the year ended December 31, 2013 was primarily due to the increase in property tax expense due to refunds received during the year ended December 31, 2012 (primarily a pass-through cost under our flying contracts) and an increase in legal expense due to the settlement of Delta's claims related to travel by certain employees of SkyWest Airlines and ExpressJet.

        Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) decreased $232.5 million, or 6.7%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2013	2012	$ Change	% Change
Total airline expense	$3,213,272	$3,445,765	$(232,493)	(6.7)%
Less: Fuel expense	193,513	426,387	(232,874)	(54.6)%
Less: Engine overhauls Directly-Reimbursed Engine Contracts	123,024	159,220	(36,196)	(22.7)%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	39,388	55,183	(15,795)	(28.6)%

Total airline expense excluding fuel and engine overhauls and CRJ200 engine overhauls reimbursed at fixed hourly rate	2,857,347	$2,804,975	$52,372	1.9%

        Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $52.4 million, or 1.9%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

  Summary of other income (expense) items:

        Other, net.    Other, net, increased $21.0 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily attributable to the termination of our aircraft sub-lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the nine months ended September 30, 2013 and sale of our shares of Air Mekong. In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million. During the year ended December 31, 2012, we incurred other expense primarily consisting of losses from our equity investments in TRIP and Air Mekong.

        Interest Income.    Interest income decreased $4.2 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to our receipt of $49 million of cash from United for amounts previously deferred under the United Express Agreement. Prior to repayment, the deferred amounts accrued interest at 8%.

        Net Income.    Primarily due to factors described above, net income increased to $59.0 million, or $1.12 per diluted share, for the year ended December 31, 2013, compared to $51.2 million, or $0.99 per diluted share, for the year ended December 31, 2012.

2012 Compared to 2011

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

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit increased $48.1 million, or 82.8%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The increase in SkyWest Airlines' profit was due primarily to the following factors:

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

        ExpressJet Segment Loss.    ExpressJet segment loss decreased $80.3 million, or 81.3%, during the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease in ExpressJet's loss was due primarily to the following factors:

  •
  Non-pass-through operating revenue increased by $33.2 million. The increase in non-pass-through operating revenue was primarily due to an increase in block hour production, our receipt of higher incentive payments and favorable compensation negotiations with our major partners.

  •
  ExpressJet salaries, wages and employee benefits decreased $7.8 million, primarily due to integration benefits and aircraft scheduling inefficiencies experienced in 2011 that were not replicated during 2012.

  •
  Aircraft maintenance expense, excluding reimbursed engine overhauls, decreased $19.4 million, primarily due to a reduction in scheduled maintenance events and more efficient maintenance planning.

  •
  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, decreased $5.6 million, primarily due to a reduction in new hire training from 2011.

  •
  Non-aircraft depreciation and amortization expense decreased $5.0 million primarily due to certain fixed assets becoming fully depreciated in 2012

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2012	2011	% Change
Revenue passenger miles (000)	30,088,278	29,109,039	3.4%
Available seat miles ("ASMs") (000)	37,278,554	36,698,859	1.6%
Block hours	2,297,014	2,250,280	2.1%
Departures	1,435,512	1,390,523	3.2%
Passengers carried	58,803,690	55,836,271	5.3%
Passenger load factor	80.7%	79.3%	1.4pts
Revenue per available seat mile	9.5¢	10.0¢	(5.0)%
Cost per available seat mile	9.2¢	10.1¢	(8.9)%
Fuel cost per available seat mile	1.1¢	1.6¢	(31.3)%
Average passenger trip length (miles)	512	521	(1.7)%

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

        Income Taxes Expense.    Our effective tax rate for the years ended December 31, 2012 and 2011 was higher than the federal statutory rate of 35%, primarily due to state income taxes and expenses we incurred with limited tax deductibility relative to our pre-tax income for the year. Additionally, in conjunction with the preparation of the ExpressJet's 2010 income tax return during the year ended December 31, 2011, we revised our estimate of the 2010 ExpressJet post-acquisition tax loss recorded as a deferred tax asset as of December 31, 2010, which resulted in a $7.2 million benefit.

        Net Income (loss).    Primarily due to factors described above, we had net income of $51.2 million, or $0.99 per diluted share, for the year ended December 31, 2012, compared to net loss of $(27.3) million, or ($0.52) per diluted share, for the year ended December 31, 2011.

Liquidity and Capital Resources

Sources and Uses of Cash

        Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2013 and 2012, and our total cash and marketable securities position as of December 31, 2013 and December 31, 2012 (in thousands).

	For the year ended December 31,
	2013	2012	$ Change	% Change
Net cash provided by operating activities	$289,890	$288,824	1,066	0.4%
Net cash used in investing activities	(65,961)	(108,360)	42,399	39.1%
Net cash used in financing activities	(187,065)	(176,218)	(10,847)	(6.2)%

	December 31, 2013	December 31, 2012	$ Change	% Change
Cash and cash equivalents	$170,636	$133,772	36,864	27.6%
Restricted cash	12,219	19,553	(7,334)	(37.5)%
Marketable securities	487,239	556,117	(68,878)	(12.4)%

Total	670,094	$709,442	(39,348)	(5.5)%

Cash Flows from Operating Activities.

        Net cash provided by operating activities increased $1.1 million, or 0.4%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to our receipt of $49 million of cash from United during the year ended December 31, 2013 for amounts previously deferred under the United Express Agreement. This increase was mostly offset by changes in our working capital accounts.

Cash Flows from Investing Activities.

        Net cash used in investing activities decreased $42.4 million, or 39.1% during the year ended December 31, 2013, compared to the year ended December 31, 2012. During the year ended December 31, 2013, net sales of marketable securities increased $127.4 million as compared to the year ended December 31, 2012. This change was partially offset by an increase in deposits on aircraft of $40 million and an increase in purchases of aircraft and rotable spares of $45.2 million during the year ended December 31, 2013, compared to the year ended December 31, 2012.

Cash Flows from Financing Activities.

        Net cash used in financing activities increased $10.8 million, or 6.2%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily related to increased expense attributable to the increase in purchase of treasury shares of $10.8 million during the year ended December 31, 2013, compared to the year ended December, 2012.

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

        At December 31, 2013, our total capital mix was 52.6% equity and 47.4% long-term debt, compared to 48.5% equity and 51.5% long-term debt at December 31, 2012.

        As of December 31, 2013 and 2012, SkyWest Airlines had a $25 million line of credit. As of December 31, 2013 and 2012, SkyWest Airlines had no amount outstanding under the facility. The facility is scheduled to expire on March 31, 2014 and has a variable interest rate of Libor plus 3%.

        As of December 31, 2013, we had $88.5 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2013 and 2012, we classified $12.2 million and $19.6 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease payments for aircraft and facility obligations	$1,889,363	$380,413	$331,151	$258,464	$194,258	$153,294	$571,783
Firm aircraft commitments	1,166,829	709,700	447,157	9,972	—	—	—
Interest commitments(A)	363,311	64,564	57,736	50,601	43,409	36,800	110,201
Principal maturities on long-term debt	1,470,568	177,389	184,510	188,240	161,735	139,020	619,674

Total commitments and obligations	$4,890,071	$1,332,066	$1,020,554	$507,277	$399,402	$329,114	$1,301,658

(A)
At December 31, 2013, we had variable rate notes representing 29.5% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

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

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2013, we had 570 aircraft under lease with remaining terms ranging from one to 12 years. Future minimum lease payments due under all long-term operating leases were approximately $1.9 billion at December 31, 2013. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.5 billion at December 31, 2013.

Long-term Debt Obligations

        As of December 31, 2013, we had $1.5 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at December 31, 2013.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the obligations of ExpressJet under the ExpressJet Delta Connection Agreement. We have also guaranteed the obligations of ExpressJet under the United CPA.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the year ended December 31, 2013, approximately 3% of our ASMs were flown under pro-rate arrangements. The average price per gallon of aircraft fuel decreased 3.9% to $3.45 for the year ended December 31, 2013, from $3.59 for the year ended December 31, 2012. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $25.3 million in fuel expense for the year ended December 31, 2013.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2013, we had variable rate notes representing 29.5% of our total long-term debt compared to 31.7% of our long-term debt at December 31, 2012. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $4.8 million in interest expense and received $6.7 million in additional interest income for the year ended December 31, 2013, and we would have incurred an additional $5.5 million in interest expense and received $6.5 million in additional interest income for the year ended December 31, 2012. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of comprehensive income (loss).

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

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of December 31, 2013, we had investments in auction rate securities valued at a total of $2.2 million which were classified as "Other Assets" on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 6 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 14, 2014

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash and cash equivalents	$170,636	$133,772
Marketable securities	487,239	556,117
Restricted cash	12,219	19,553
Income tax receivable	840	—
Receivables, net	111,186	130,102
Inventories, net	138,094	113,581
Prepaid aircraft rents	360,781	325,999
Deferred tax assets	156,050	124,320
Other current assets	27,392	30,596

Total current assets	1,464,437	1,434,040

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,080,886	3,997,926
Deposits on aircraft	40,000	—
Buildings and ground equipment	279,965	274,085

	4,400,851	4,272,011
Less-accumulated depreciation and amortization	(1,749,058)	(1,561,015)

Total property and equipment, net	2,651,793	2,710,996

OTHER ASSETS
Intangible assets, net	14,998	17,248
Other assets	101,991	92,353

Total other assets	116,989	109,601

Total assets	$4,233,219	$4,254,637

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2013	December 31, 2012
CURRENT LIABILITIES:
Current maturities of long-term debt	$177,389	$171,454
Accounts payable	245,518	222,671
Accrued salaries, wages and benefits	133,002	121,352
Accrued aircraft rents	7,492	12,745
Taxes other than income taxes	19,626	22,353
Income tax payable	—	1,255
Other current liabilities	37,437	39,595

Total current liabilities	620,464	591,425

OTHER LONG TERM LIABILITIES	76,305	57,422

LONG TERM DEBT, net of current maturities	1,293,179	1,470,568

DEFERRED INCOME TAXES PAYABLE	727,358	657,620

DEFERRED AIRCRAFT CREDITS	80,974	90,427

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,325,702 and 76,713,154 shares issued, respectively	618,511	609,763
Retained earnings	1,197,819	1,147,117
Treasury stock, at cost, 26,095,636 and 25,280,364 shares, respectively	(382,950)	(371,211)
Accumulated other comprehensive income (Note 1)	1,559	1,506

Total stockholders' equity	1,434,939	1,387,175

Total liabilities and stockholders' equity	$4,233,219	$4,254,637

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
OPERATING REVENUES:
Passenger	$3,239,525	$3,467,546	$3,584,777
Ground handling and other	58,200	66,826	70,146

Total operating revenues	3,297,725	3,534,372	3,654,923

OPERATING EXPENSES:
Salaries, wages and benefits	1,211,307	1,171,689	1,155,051
Aircraft maintenance, materials and repairs	686,381	659,869	712,926
Aircraft rentals	325,360	333,637	346,526
Depreciation and amortization	245,005	251,958	254,182
Aircraft fuel	193,513	426,387	592,871
Station rentals and landing fees	114,688	169,855	174,838
Ground handling services	129,119	125,148	131,462
Acquisition related costs	—	—	5,770
Other, net	239,241	229,842	240,192

Total operating expenses	3,144,614	3,368,385	3,613,818

OPERATING INCOME	153,111	165,987	41,105

OTHER INCOME (EXPENSE):
Interest income	3,689	7,928	8,236
Interest expense	(68,658)	(77,380)	(80,383)
Purchase accounting adjustment	—	—	(5,711)
Other, net	10,390	(10,639)	(13,417)

Total other expense, net	(54,579)	(80,091)	(91,275)
INCOME (LOSS) BEFORE INCOME TAXES	98,532	85,896	(50,170)
PROVISION (BENEFIT) FOR INCOME TAXES	39,576	34,739	(22,835)

NET INCOME (LOSS)	$58,956	$51,157	$(27,335)

BASIC EARNINGS (LOSS) PER SHARE	$1.14	$1.00	$(0.52)

DILUTED EARNINGS (LOSS) PER SHARE	$1.12	$0.99	$(0.52)

Weighted average common shares:
Basic	51,688	51,090	52,201
Diluted	52,422	51,746	52,201
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$58,956	$51,157	$(27,335)
Proportionate share of other companies foreign currency translation adjustment, net of taxes	66	(251)	(295)
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(13)	316	534

TOTAL COMPREHENSIVE INCOME (LOSS)	$59,009	$51,222	$(27,096)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2010	75,245	$589,610	$1,139,739	(21,072)	$(309,628)	$1,202	$1,420,923
Net loss	—	—	(27,335)	—	—	—	(27,335)
Proportionate share of other companies foreign currency translation adjustment, net of tax of $180	—	—	—	—	—	(295)	(295)
Net unrealized appreciation on marketable securities net of tax of $327	—	—	—	—	—	534	534
Exercise of common stock options and issuance of restricted stock	289	70	—	—	—	—	70
Sale of common stock under employee stock purchase plan	300	4,372	—	—	—	—	4,372
Stock based compensation expense related to the issuance of stock options and restricted stock	—	5,365	—	—	—	—	5,365
Tax deficiency from exercise of common stock options	—	(432)	—	—	—	—	(432)
Treasury stock purchases	—	—	—	(4,149)	(60,681)	—	(60,681)
Cash dividends declared ($0.16 per share)	—	—	(8,260)	—	—	—	(8,260)

Balance at December 31, 2011	75,834	598,985	1,104,144	(25,221)	(370,309)	1,441	1,334,261

Net income	—	—	51,157	—	—	—	51,157
Proportionate share of other companies foreign currency translation adjustment, net of tax of $154	—	—	—	—	—	(251)	(251)
Net unrealized appreciation on marketable securities, net of tax of $194	—	—	—	—	—	316	316
Exercise of common stock options and issuance of restricted stock	392	1,879	—	—	—	—	1,879
Sale of common stock under employee stock purchase plan	487	4,068	—	—	—	—	4,068
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,693	—	—	—	—	4,693
Tax benefit from exercise of common stock options	—	138	—	—	—	—	138
Treasury stock purchases	—	—	—	(59)	(902)	—	(902)
Cash dividends declared ($0.16 per share)	—	—	(8,184)	—	—	—	(8,184)

Balance at December 31, 2012	76,713	609,763	1,147,117	(25,280)	(371,211)	1,506	1,387,175

Net income	—	—	58,956	—	—	—	58,956
Proportionate share of other companies foreign currency translation adjustment, net of tax of $8	—	—	—	—	—	66	66
Net unrealized depreciation on marketable securities, net of tax of $43	—	—	—	—	—	(13)	(13)
Exercise of common stock options and issuance of restricted stock	313	835	—	—	—	—	835
Sale of common stock under employee stock purchase plan	300	3,696	—	—	—	—	3,696
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,363	—	—	—	—	4,363
Tax deficiency from exercise of common stock options	—	(146)	—	—	—	—	(146)
Treasury stock purchases	—	—	—	(816)	(11,739)	—	(11,739)
Cash dividends declared ($0.16 per share)	—	—	(8,254)	—	—	—	(8,254)

Balance at December 31, 2013	77,326	$618,511	$1,197,819	(26,096)	$(382,950)	$1,559	$1,434,939

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$58,956	$51,157	$(27,335)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	245,005	251,958	254,182
Stock based compensation expense	4,363	4,693	5,365
Loss (gain) on sale of property and equipment	—	621	(29)
Undistributed losses (earnings) of other companies	(10,830)	10,199	13,273
Capitalized Brasilia engine overhauls	(29,606)	(25,742)	(17,792)
Adjustment to purchase accounting gain	—	—	5,711
Net increase (decrease) in deferred income taxes	38,007	34,800	(21,537)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	7,334	(119)	2,341
Decrease (increase) in receivables	18,916	408	(10,665)
Decrease (increase)in income tax receivable	(840)	1,568	1,788
Decrease (increase) in inventories	(24,513)	1,630	(8,639)
Increase in other current assets and prepaid aircraft rents	(31,578)	(39,451)	(28,668)
Decrease in deferred aircraft credits	(8,432)	(7,112)	(8,586)
Increase (decrease) in accounts payable and accrued aircraft rents	17,594	(7,653)	10,161
Increase (decrease) in other current liabilities	5,514	11,867	(7,444)

NET CASH PROVIDED BY OPERATING ACTIVITIES	289,890	288,824	162,126

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(488,564)	(736,330)	(683,396)
Sales of marketable securities	557,424	677,798	857,031
Proceeds from the sale of property and equipment	293	15,265	193
Proceeds from installment payment of equity shares of TRIP	16,658	8,064	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(102,499)	(57,277)	(158,942)
Deposits on aircraft	(40,000)	—	(13,500)
Buildings and ground equipment	(9,502)	(7,662)	(13,756)
Decrease (increase) in other assets	229	(8,218)	817

NET CASH USED IN INVESTING ACTIVITIES	(65,961)	(108,360)	(11,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	—	44,900	76,454
Principal payments on long-term debt	(171,453)	(218,270)	(159,038)
Return of deposits on aircraft and rotable spare parts	—	—	13,900
Net proceeds from issuance of common stock	4,385	6,231	4,446
Purchase of treasury stock	(11,739)	(902)	(60,681)
Payment of cash dividends	(8,258)	(8,177)	(8,466)

NET CASH USED IN FINANCING ACTIVITIES	(187,065)	(176,218)	(133,385)

Increase in cash and cash equivalents	36,864	4,246	17,188
Cash and cash equivalents at beginning of year	133,772	129,526	112,338

CASH AND CASH EQUIVALENTS AT END OF YEAR	170,636	133,772	129,526

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of capitalized amounts	$71,323	$78,407	$81,187
Income taxes	$3,678	$(1,354)	$(2,198)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and ExpressJet Airlines, Inc. ("ExpressJet") operates the largest regional airline in the United States. As of December 31, 2013, SkyWest and ExpressJet offered scheduled passenger and air freight service with approximately 4,000 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2013, the Company had a combined fleet of 757 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	EMB120	Total
United	92	242	9	70	—	36	449
Delta	125	—	—	60	60	9	254
American	23	—	—	—	—	—	23
US Airways	11	—	—	—	4	—	15
Alaska	—	—	—	7	—	—	7
Subleased to an un-affiliated entity	2	—	—	—	—	—	2
Unassigned	7	—	—	—	—	—	7

Total	260	242	9	137	64	45	757

        For the year ended December 31, 2013, approximately 60.9% of the Company's aggregate capacity was operated for United, approximately 33.6% was operated for Delta approximately 1.3% was operated for Alaska, approximately 1.6% was operated for US Airways and approximately 2.6% was operated for American.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 1998, SkyWest Airlines expanded its relationship with United to provide service in Portland, Seattle/Tacoma, San Francisco and additional Los Angeles markets. In 2004, SkyWest Airlines expanded its United Express operations to provide service in Chicago. In May 2011, SkyWest Airlines entered into a capacity purchase agreement with Alaska. In November 2011, SkyWest Airlines entered into a code share agreement with US Airways. In September, 2012, SkyWest Airlines and ExpressJet entered into code share agreements (the "American Agreements") with American Airlines, Inc. ("American"). As of December 31, 2013, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland, a US Airways carrier in Phoenix and an American carrier in Los Angeles.

        On November 17, 2011, the Company's wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc., consolidated their operations under a single operating certificate, and on December 31, 2011, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc. were merged, with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In the following Notes to Consolidated Financial Statements, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of December 31, 2013, ExpressJet operated as a Delta Connection carrier in Atlanta and Detroit and a United Express carrier in Chicago (O'Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark, Houston and Denver.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines and ExpressJet, with all inter-company transactions and balances having been eliminated.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2013, up until the filing of the Company's annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $12.2 million and $19.6 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2013 and 2012, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available for sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2013 and 2012 was as follows (in thousands):

	2013		2012
Investment Types	Cost	Market Value	Cost	Market Value
Commercial paper	$—	$—	$3,510	$3,514
Bond and bond funds	489,071	489,294	555,603	556,133
Asset backed securities	182	190	296	314

	489,253	489,484	559,409	559,961
Unrealized appreciation	231	—	552	—

Total	489,484	489,484	$559,961	$559,961

        Marketable securities had the following maturities as of December 31, 2013 (in thousands):

Maturities	Amount
Year 2014	$304,353
Years 2015 through 2018	182,873
Years 2019 through 2023	—
Thereafter	2,258

        As of December 31, 2013, the Company had classified $487.2 million of marketable securities as short-term since it has the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $2.2 million of investments as non-current and has identified them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2013 (see Note 7).

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2013 and 2012 was $10.1 million and $9.2 million, respectively. These allowances are based on management estimates, which are subject to change.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

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

Impairment of Long Lived Assets

        As of December 31, 2013, the Company had approximately $2.7 billion of property and equipment and related assets. Additionally, as of December 31, 2013, the Company had approximately $15.0 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company completed the acquisition of all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2013 and 2012, the Company had $18.7 million and $16.5 million in accumulated amortization expense, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level. The Company did not recognize any impairments of long-lived assets during 2013, 2012, or 2011.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2013, 2012 and 2011, the Company capitalized interest costs of approximately $1.2 million, $0, and $0, respectively.

Maintenance

        The Company operates under an FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has an engine services

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

agreement with a third party vendor to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jets ("CRJ700s") and Embraer S.A. ("Embraer") ERJ145 regional jet ("ERJ 145") aircraft. Under the terms of the agreement, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendor will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of the contract. The Company uses the "deferral method" of accounting for its Embraer Brasilia EMB-120 turboprop aircraft ("Brasilia turboprop") engine overhauls wherein the overhaul costs are capitalized and depreciated to the next estimated overhaul event. The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred. For leased aircraft, the Company is subject to lease return provisions that require a minimum portion of the "life" of an overhaul be remaining on the engine at the lease return date. For Brasilia turboprop engine overhauls related to leased aircraft to be returned, the Company adjusts the estimated useful lives of the final engine overhauls based on the shorter of the remaining useful life or the respective lease return dates.

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

        In the event that the contractual rates under the agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period's approved rates, as adjusted to reflect any contract negotiations and the Company's estimate of rates that will be implemented in accordance with revenue recognition guidelines.

        In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management's estimate of the resolution of the dispute.

        In several of the Company's agreements, the Company is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are being measured and determined on a monthly, quarterly or semi-annual basis. At the end of period, the Company calculates the incentives achieved during that period and recognizes revenue accordingly.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The following summarizes the significant provision of each code share agreement the Company has with each major partner:

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement	• CRJ 200 - 41 • CRJ700 - 19 • CRJ 900 - 32

•

The contract expires on an individual aircraft basis beginning in 2014

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 5.8 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice • Insurance	• No financial performance based incentives	• Rate per block hour, per departure and per aircraft under contract
ExpressJet Delta Connection Agreement	• CRJ 200 - 76 • CRJ700 - 41 • CRJ 900 - 28

•

The contract expires on an individual aircraft basis beginning in 2014

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 4.4 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice Insurance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract
SkyWest Airlines Prorate Agreement	• EMB 120 - 9 • CRJ200 - 8	• Terminate with 120 days notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions beginning in 2010 and continuing each 5th year thereafter. The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. During the fourth quarter of 2010, SkyWest Airlines and ExpressJet reached an agreement with Delta on contractual rates satisfying the 2010 rate reset provision and the second-lowest rate provision and agreed to rates through December 31, 2015. Delta additionally waived its right to require that the contractual rates payable under the Delta Connection Agreements shall not exceed the second-lowest rates of all carriers within the Delta Connection program through December 31, 2015.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreement	• CRJ 200 - 61 • CRJ700 - 70 • EMB 120 - 9

•

The contract expires on an individual aircraft basis beginning in 2014

•

The final aircraft expires in 2024

•

The average remaining term of the aircraft under contract is 3.8 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract
Atlantic Southeast United Express Agreement	• CRJ 200 - 14	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract
ExpressJet Delaware United Express Agreement	• EMB 145 - 22	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract
ExpressJet Delaware United Express Agreement	• EMB 135 - 9 • EMB 145 - 220

•

The contract expires on an individual aircraft basis beginning in 2014

•

The final aircraft expires in 2020

•

The average remaining term of the aircraft under contract is 4.3 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract
SkyWest Airlines United Express Prorate Agreement	• CRJ200 - 17 • EMB 120 - 27	• Terminate with 120 days notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Capacity Purchase Agreement	• CRJ 700 - 7	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Express Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Express Agreement	• CRJ200 - 10 • CRJ900 - 4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract
SkyWest Airlines US Airways Express Prorate Agreement	• CRJ200 - 1	• Terminate with 120 days notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Capacity Purchase Agreement	• CRJ200 - 12	• Terminate 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract
ExpressJet American Capacity Purchase Agreement	• CRJ200 - 11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Under the Company's code-share agreements with Delta, United, Alaska, US Airways and American, the compensation structure generally consists of a combination of agreed-upon rates for operating flights and direct reimbursement for other certain costs associated with operating the aircraft. A portion of the Company's contract flying compensation is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2013, 2012 and 2011 were $500.2 million, $506.7 million and $521.3 million, respectively. These amounts were recorded as passenger revenue on the Company's consolidated statements of operations. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) since the use of the aircraft is not a separate activity of the total service provided and there is not a separate profitability measurement for the deemed rental activity of the aircraft.

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

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the years ended December 31, 2013, 2012 and 2011, 3,072,000, 3,889,000 and 4,323,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2013, 2012and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Net Income (Loss)	$58,956	$51,157	$(27,335)
Denominator:
Denominator for basic earnings per-share weighted average shares	51,688	51,090	52,201
Dilution due to stock options and restricted stock	734	656	—

Denominator for diluted earnings per-share weighted average shares	52,422	51,746	52,201
Basic earnings (loss) per-share	$1.14	$1.00	$(0.52)
Diluted earnings (loss) per-share	$1.12	$0.99	$(0.52)

Comprehensive Income (Loss)

        Comprehensive income (loss) includes charges and credits to stockholders' equity that are not the result of transactions with the Company's shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company's equity investment in Trip Linhas Aereas, a regional airline operating in Brazil ("Trip") and Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong") (see note 8), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net Income (Loss)	$58,956	51,157	$(27,335)
Proportionate share of other companies foreign currency translation adjustment, net of tax	66	(251)	(295)
Unrealized appreciation (depreciation) on marketable securities, net of tax	(13)	316	534

Comprehensive income (loss)	$59,009	$51,222	$(27,096)

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available and the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2013. These analyses consider, among other items, the collateralization underlying the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and was approximately $1,509.2 million as of December 31, 2013, as compared to the carrying amount of $1,470.6 million as of December 31, 2013. The Company's fair value of long-term debt as of December 31, 2012 was $1,744.2 million as compared to the carrying amount of $1,642.0 million as of December 31, 2012.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(2) Segment Reporting (Continued)

        The following represents the Company's segment data for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year ended December 31, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,827,568	1,466,341	3,816	3,297,725
Operating expense	1,644,129	1,494,302	6,183	3,144,614
Depreciation and amortization expense	155,667	89,338	—	245,005
Interest expense	43,920	21,034	3,704	68,658
Segment profit (loss)(1)	139,519	(48,995)	(6,071)	84,453
Identifiable intangible assets, other than goodwill	—	14,998	—	14,998
Total assets	2,532,431	1,700,788	—	4,233,219
Capital expenditures (including non-cash)	103,387	38,657	—	142,044

	Year ended December 31, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	1,930,149	1,593,527	10,696	3,534,372
Operating expense	1,774,876	1,588,400	5,109	3,368,385
Depreciation and amortization expense	153,915	98,043	—	251,958
Interest expense	49,208	23,582	4,590	77,380
Segment profit(1)	106,065	(18,455)	997	88,607
Identifiable intangible assets, other than goodwill	—	17,248	—	17,248
Total assets	2,633,369	1,621,268	—	4,254,637
Capital expenditures (including non-cash)	74,636	20,204	—	94,840

	Year ended December 31, 2011
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	2,002,830	1,640,837	11,256	3,654,923
Operating expense	1,893,909	1,714,481	5,428	3,613,818
Depreciation and amortization expense	147,520	106,662	—	254,182
Interest expense	50,907	25,142	4,334	80,383
Segment profit(1)	58,014	(98,786)	1,494	(39,278)
Identifiable intangible assets, other than goodwill	—	19,497	—	19,497
Total assets	2,595,901	1,686,007	—	4,281,908
Capital expenditures (including non-cash)	166,998	32,758	—	199,756

(1)
Segment profit is operating income less interest expense

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(3) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.34% to 2.55% through 2014 to 2020, secured by aircraft	$224,915	$273,515
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.70% to 2.36% through 2014 to 2021, secured by aircraft	392,660	434,716
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	149,477	168,937
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	32,528	39,548
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	623,315	665,867
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	15,740	17,872
Notes payable to a bank, due in monthly installments interest based on LIBOR plus interest at 2.00% to 4.00% through 2016, secured by aircraft	31,933	41,567

Long-term debt	1,470,568	1,642,022

Less current maturities	(177,389)	(171,454)

Long-term debt, net of current maturities	1,293,179	1,470,568

        As of December 31, 2013, the Company had $1.5 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700 and CRJ900 aircraft. The average effective interest rate on the debt related to the CRJ aircraft was approximately 4.5% at December 31, 2013.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2013 were as follows (in thousands):

2014	177,389
2015	184,510
2016	188,240
2017	161,735
2018	139,020
Thereafter	619,674

1,470,568

        As of December 31, 2013 and 2012, SkyWest Airlines had a $25 million line of credit. As of December 31, 2013 and 2012, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2014 and has a variable interest rate of Libor plus 3.0%.

        As of December 31, 2013, the Company had $88.5 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2013, the Company was in compliance with all debt covenants to which it was subject.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(4) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2013	2012	2011
Current tax provision (benefit):
Federal	$1,767	$—	$—
State	343	441	396

	2,110	441	396

Deferred tax provision (benefit):
Federal	34,728	31,791	(21,533)
State	2,738	2,507	(1,698)

	37,466	34,298	(23,231)

Provision (benefit) for income taxes	39,576	34,739	(22,835)

        The following is a reconciliation between the statutory Federal income tax rate of 35% and the effective rate which is derived by dividing the provision (benefit) for income taxes by income (loss) before for income taxes adjusted for permanent differences (in thousands):

	Year ended December 31,
	2013	2012	2011
Computed "expected" provision (benefit) for income taxes at the statutory rates adjusted for permanent differences	$37,743	$32,983	$(14,683)
Increase (decrease) in income taxes resulting from:
Purchase accounting (gain) adjustment	—	—	1,999
State income tax provision (benefit), net of Federal income tax benefit	2,867	2,220	(1,810)
Valuation allowance changes affecting the provision for income taxes	1,430	1,614	—
Other, net	(2,464)	(2,078)	(8,341)

Provision (benefit) for income taxes	39,576	34,739	(22,835)

        For the years ended December 31, 2013 and 2012, the Company recorded a $1.4 million and $1.6 million valuation allowance against certain deferred tax assets associated with capital losses with a limited carryforward period, respectively. The Company anticipates the carryforward period will lapse prior to utilization of the deferred tax assets.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(4) Income Taxes (Continued)

        The significant components of the net deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2013	2012
Deferred tax assets:
Intangible Asset	$36,164	$37,031
Accrued benefits	40,850	40,469
Net operating loss carryforward	85,885	118,448
AMT credit carryforward	17,649	15,882
Deferred aircraft credits	44,350	48,124
Accrued reserves and other	30,987	31,846

Total deferred tax assets	255,885	291,800

Valuation allowance	(3,044)	(1,614)

Deferred tax liabilities:
Accelerated depreciation	(824,149)	(823,487)

Total deferred tax liabilities	(824,149)	(823,487)

Net deferred tax liability	(571,308)	(533,301)

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

        At December 31, 2013, the Company had federal net operating losses of approximately $191.5 million and state net operating losses of approximately $651.2 million, which will start to expire in 2026 and 2014, respectively. As of December 31, 2013, the Company also had an alternative minimum tax credit of approximately $17.6 million which does not expire.

        In conjunction with the ExpressJet Merger, the Company acquired non-amortizable intangible tax assets and other tax assets that are not anticipated to provide a tax benefit until 2027 or later due to statutory limitations. Because of the uncertainty associated with the realization of those tax assets, the Company had a full valuation allowance of approximately $69.8 million on such tax assets as of December 31, 2013 and $73.0 million as of December 31, 2012. The Company also has a valuation allowance against deferred tax assets of approximately $1 million for net operating losses in states with short carry-forward periods. The deferred tax assets in the table above are shown net of these valuation allowances.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(5) Commitments and Contingencies

Lease Obligations

        The Company leases 570 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2013 (in thousands):

Year ending December 31,
2014	380,413
2015	331,151
2016	258,464
2017	194,258
2018	153,294
Thereafter	571,783

1,889,363

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

        Total rental expense for non-cancelable aircraft operating leases was approximately $325.4 million, $333.6 million and $346.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The minimum rental expense for airport station rents was approximately $35.1 million, $43.5 million and $42.6 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        The Company's leveraged lease agreements typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 12 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management's assessment that the probability of this occurring is remote.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(5) Commitments and Contingencies (Continued)

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2013, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

        During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast, of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation ("IROP") expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta's policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia ("Superior Court") challenging Delta's treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta's Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta's policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of December 31, 2013, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

        During 2010, the Company and Delta began preliminary settlement discussions related to the IROP dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables as of December 31, 2013.

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

DECEMBER 31, 2013

(5) Commitments and Contingencies (Continued)

breach of contract based on mutual departure, breach of contract based on voluntary payment, and breach of the duty of good faith and fair dealing. Delta moved for partial dismissal of the State Court Complaint, which motion was denied in its entirety.

        Discovery in the State Court lawsuit has concluded. On July 19, 2013, the parties filed cross motions for partial summary judgment. SkyWest Airlines and ExpressJet filed a motion for partial summary judgment on their claim for voluntary payment. Delta filed a motion for partial summary judgment on all of SkyWest's and ExpressJet's claims, for partial summary judgment on the issue of damages, and for spoliation sanctions. Briefing of the cross motions is complete, but no hearing has been scheduled by the Court. SkyWest and ExpressJet intend to oppose Delta's motions and continue to vigorously pursue their claims set forth in the State Court Complaint.

        As of December 31, 2013, the Company's estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. The Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $94,000 and $94,000 as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company's contractual relationships with Delta and United combined accounted for approximately 91.6%, 94.8% and 97.6%, respectively of the Company's total revenues.

Employees Under Collective Bargaining Agreements

        As of December 31, 2013, the Company had 18,358 full-time equivalent employees. Approximately 49% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(5) Commitments and Contingencies (Continued)

        Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,800	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,075	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	60	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	700	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	70	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,900	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,200	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	1,000	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	85	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	100	International Brotherhood of Teamsters	Amendable

        During December 2013, the Airline Pilots Association International ("ALPA"), which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable as indicated in the foregoing table. The decision of those employee groups to reject the joint collective bargaining agreement will preclude us from realizing some of the savings we had hoped to achieve through the ExpressJet Combination. ExpressJet intends to resume negotiations with ALPA in an effort to negotiate an acceptable agreement.

(6) Fair Value Measurements

        The Company holds certain assets that are required to be measured at fair value in accordance with United States GAAP. The Company determined fair value of these assets based on the following three levels of inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company's marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(6) Fair Value Measurements (Continued)

        As of December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$487,049	$—	$487,049	$—
Asset backed securities	190	—	190	—

	487,239	—	487,239	—
Cash, Cash Equivalents and Restricted Cash	$182,855	182,855	—	—
Other Assets(a)	2,245	—	—	2,245

Total Assets Measured at Fair Value	$672,339	$182,855	$487,239	$2,245

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$552,289	$—	$552,289	$—
Commercial paper	3,514	—	3,514	—
Asset backed securities	314	—	314	—

	556,117	—	556,117	—
Cash, Cash Equivalents and Restricted Cash	153,325	153,325	—	—
Other Assets(a)	3,844	—	—	3,844

Total Assets Measured at Fair Value	$713,286	$153,325	$556,117	$3,844

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

        No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2013. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(6) Fair Value Measurements (Continued)

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2013 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2013	$3,844
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(71)
Transferred out	—
Settlements	(1,528)

Balance at December 31, 2013	$2,245

(7) Investment in Other Companies

        In September 2008, the Company entered into an agreement to acquire a 20% interest in Trip Linhas Aereas, a regional airline operating in Brazil ("TRIP"). As of December 31, 2013, the Company's investment balance in TRIP was $19.1 million. In connection with the investment in TRIP, the Company entered into a put option agreement with the majority shareholder of TRIP that allowed the Company to put its investment to TRIP's majority shareholder at an established price based on a 5% annual rate of return over the investment period.

        On July 12, 2012, the Company sold its interest in TRIP for a price of $42 million. The purchase price is scheduled to be paid in three installments over a two-year period and may be accelerated upon the occurrence of certain conditions identified in the purchase agreement. As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda., the purchaser of the Company's TRIP shares ("Trip Investimentos"). The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the Company can exercise the option, at its discretion, between the second and fourth anniversaries of the Company's receipt of the final required installment payments from Trip Investimentos. Under the terms of the agreement, Trip Investmentos is prohibited from transferring the TRIP shares until all three installment payments have been made. The restriction on Trip Investimentos' ability to transfer the TRIP shares prevents the transaction from being recognized as a sale for financial reporting purposes. As a result, the Company intends to account for the transaction as a sale once all three installment payments have been made. The Company has no continuing involvement with the TRIP shares. As of December 31, 2013, the Company had received the first two installment payments totaling $26.2 million. These payments were recorded as an "Other Long-Term Liability" on the Company's consolidated balance sheet. The third installment payment is due July 12, 2014 for an amount of $16.8 million. The last installment payment and the option to purchase 15.38% of Trip Investimentos represent variable interests in TRIP Investimentos, which is a variable interest entity. The Company has no equity interest

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(7) Investment in Other Companies (Continued)

and no control over Trip Investimentos, and therefore the Company does not consolidate the financial performance of Trip Investimentos in its financial statements.

        On September 29, 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"). During 2011, the Company invested an additional $3 million in Air Mekong. During the year ended December 31, 2013, the Company sold its shares of Air Mekong. In conjunction with the sale of its shares, the Company recognized a gain of $5.0 million, which is reflected in other income in the Consolidated Statements of Comprehensive Income.

        During the year ended December 31, 2013, the Company terminated its sub-lease with Air Mekong and recognized $5.1 million of other income primarily due to the recognition of contingent rent payments, net of the write-off of certain maintenance deposits. The contingent rent payments were collected and realized related to aircraft maintenance obligations and no are longer payable to Air Mekong as a result of the sub-lease termination.

(8) Capital Transactions

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

Stock Compensation

        On May 4, 2010, the Company's shareholders approved the adoption of the SkyWest Inc. 2010 Long-Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company's directors, employees, consultants and advisors (the "2010 Incentive Plan"). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee") who is authorized to designate option grants as either incentive or non-statutory. Incentive stock options are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the "Executive Plan"), the 2001 Allshare Stock Option Plan (the "Allshare Plan") and SkyWest Inc. Long-Term Incentive Plan (the "2006 Incentive Plan"). However, as of December 31, 2013, options to purchase an aggregate of 2,613,415 shares of the Company's common stock remained outstanding

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(8) Capital Transactions (Continued)

under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

        The fair value of stock options awarded under the Company's stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. During the year ended December 31, 2013, the Company granted 173,560 stock options to employees under the 2010 Incentive Plan. The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Expected annual dividend rate	1.21%	1.23%	1.04%
Risk-free interest rate	0.92%	0.81%	2.08%
Average expected life (years)	6.0	5.6	5.8
Expected volatility of common stock	0.446	0.409	0.404
Forfeiture rate	0.0%	0.0%	0.0%
Weighted average fair value of option grants	$5.04	$4.43	$5.74

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2013, the Company granted 282,651 shares of restricted stock units to the Company's employees under the 2010 Incentive Plan. The restricted stock has a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock on the date of grants made during the year ended December 31, 2013 was $13.24 per share. Additionally, the Company granted 29,453 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(8) Capital Transactions (Continued)

$13.41. The following table summarizes the restricted stock activity as of December 31, 2013, 2012 and 2011:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2010	659,263	18.97
Granted	249,502	15.51
Vested	(238,848)	25.80
Cancelled	(58,315)	15.71

Non-vested shares outstanding at December 31, 2011	611,602	15.08
Granted	318,139	13.04
Vested	(212,841)	14.95
Cancelled	(18,015)	14.20

Non-vested shares outstanding at December 31, 2012	698,885	14.21
Granted	312,104	13.41
Vested	(231,465)	14.35
Cancelled	(45,933)	13.69

Non-vested shares outstanding at December 31, 2013	733,591	13.79

        During the year ended December 31, 2013, 2012 and 2011, the Company recorded equity-based compensation expense of $4.4 million, $4.7 million and $5.4 million, respectively.

        As of December 31, 2013, the Company had $4.9 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(8) Capital Transactions (Continued)

following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2013, 2012 and 2011:

	2013				2012		2011
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,653,859	$18.44	2.3 years	$—	4,176,673	$19.26	4,586,979	$19.96
Granted	173,560	13.24			200,115	13.06	327,617	15.45
Exercised	(75,080)	10.91			(179,204)	10.57	(5,941)	10.57
Cancelled	(344,764)	20.67			(543,725)	25.35	(731,982)	24.73

Outstanding at end of year	3,407,575	17.99	1.8 years	—	3,653,859	18.44	4,176,673	19.26

Exercisable at December 31, 2013	2,818,464	18.83	1.1 years	—
Exercisable at December 31, 2012	3,031,825	19.28	1.8 years	—

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2013, 2012 and 2011 was $172,000, $191,000 and $31,000, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2013:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	622,034	$4.99
Granted	173,560	5.04
Vested	(206,483)	4.78
Cancelled	—	—

Non-vested shares at end of year	589,111	5.07

        The following table summarizes information about the Company's stock options outstanding at December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$10 to $16	1,240,074	3.7 years	$14.51	650,963	$15.00
$17 to $21	1,593,980	0.8 years	17.72	1,593,980	17.72
$22 to $28	573,521	0.6 years	26.29	573,521	26.29

$10 to $28	3,407,575	1.8 years	17.99	2,818,464	18.83

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(8) Capital Transactions (Continued)

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

(9) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $18.3 million, $16.0 million and $14.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

ExpressJet and Atlantic Southeast Retirement Plan

        ExpressJet (formerly Atlantic Southeast) sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the "Atlantic Southeast Plan"). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic Southeast Plan; however, ExpressJet limits the amount of company match at 6% of each participant's total compensation, except for those with ten or more years of service whose company match is limited to 8% of total compensation. Additionally, ExpressJet matches the individual participant's contributions from 20% to 75%, depending on the length of the participant's service. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

        Effective December 31, 2002, ExpressJet Delaware adopted the ExpressJet Airlines, Inc. 401(k) Savings Plan (the "ExpressJet Retirement Plan"). Substantially all of ExpressJet Delaware's domestic employees were covered by this plan at the time of the ExpressJet Combination. Effective January 1, 2009, the ExpressJet Retirement Plan was amended such that certain matching payment amounts have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable.

        ExpressJet's contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $26.7 million, $26.4 million and $25.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

        ExpressJet Delaware also provided medical bridge coverage for employees between the ages of 60 to 65, with at least ten years of service who have retired from the Company. In December 2007, the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(9) Retirement Plans and Employee Stock Purchase Plans (Continued)

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

Employee Stock Purchase Plans

        In May 2009, the Company's Board of Directors approved the SkyWest, Inc. 2009 Employee Stock Purchase Plan (the "2009 Stock Purchase Plan"). All employees who have completed 90 days of employment with the Company or one of its subsidiaries are eligible to participate in the 2009 Stock Purchase Plan, except employees who own five percent or more of the Company's common stock. The 2009 Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a five percent discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $21,250 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a five percent discount based on the end of the period price. Employees can terminate their participation in the 2009 Stock Purchase Plan at any time upon written notice.

        The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Number of shares purchased	299,786	487,451	300,177
Average price of shares purchased	$12.33	$8.35	$14.56

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2013, 2012 and 2011.

(10) Stock Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 25,000,000 shares of the Company's common stock in the public market since 2007. During the years ended December 31, 2013 and 2012, the Company repurchased 0.8 million and 0.1 million shares of common stock for approximately $11.7 million and $0.9 million, respectively at a weighted average price per share of $14.40 and $15.32, respectively. Effective September 14, 2012, the Company's Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the "Stock Repurchase Plan"), which provides for the repurchase of up to 6,514,266 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Exchange Act, as amended. The Stock Repurchase Plan expires on October 15, 2014.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2013

(11) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on three CRJ200, two CRJ700 and five Brasilia turboprop aircraft operated by the Company's subsidiaries. Zions also refinanced six CRJ200 and two CRJ700 aircraft in 2012 for terms of three to four years, becoming the debtor on these aircraft. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2013 and 2012 was $81.8 million and $56.4 million, respectively.

(12) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2013 and 2012 is as follows (in thousands, except per share data):

	Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$803,487	$839,130	$850,740	$804,368	$3,297,725
Operating income	15,561	50,555	56,174	30,820	153,111
Net income (loss)	3,233	20,720	26,394	8,609	58,956
Net income (loss) per common share:
Basic	0.06	0.40	0.51	0.17	1.14
Diluted	0.06	0.39	0.50	0.17	1.12
Weighted average common shares:
Basic:	51,763	51,881	51,881	51,228	51,688
Diluted:	52,497	52,547	52,610	52,034	52,422

	Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$921,173	$937,214	$865,259	$810,726	$3,534,372
Operating income	20,457	46,806	54,974	43,750	165,987
Net income (loss)	(682)	16,960	20,933	13,946	51,157
Net income (loss) per common share:
Basic	(0.01)	0.33	0.41	0.27	1.00
Diluted	(0.01)	0.33	0.40	0.27	0.99
Weighted average common shares:
Basic:	50,881	50,944	51,241	51,296	51,090
Diluted:	50,881	51,789	52,153	52,161	51,746

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Our Chief Accounting Officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that, as of December 31, 2013, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

        During the three months ended December 31, 2013, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by Ernst & Young LLP ("Ernst & Young"), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young's report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2013 and 2011, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of SkyWest, Inc. and subsidiaries and our report dated February 14, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 14, 2014

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders scheduled for May 6, 2014. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2013, pursuant to Regulation 14A of the Exchange Act.

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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2013 and 2012, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Cash Flows for the year ended December 31, 2013, 2012 and 2011, Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number		Exhibit	Incorporated by Reference
3.1		Restated Articles of Incorporation		(1)

3.2		Amended and Restated Bylaws		(14)

4.1		Specimen of Common Stock Certificate		(2)

10.1		Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.		(3)

10.2		Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.		(3)

10.3		United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.		(4)

10.4		Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.		(5)

10.5		Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.		(6)

10.6(a	)	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.		(7)

10.6(b	)	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.		(4)

10.7		SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan		(8)

10.8		SkyWest Inc. 2006 Employee Stock Purchase Plan		(9)

10.8(a	)	First Amendment to SkyWest, Inc. 2006 Employee Stock Purchase Plan		(11)

10.9		SkyWest Inc. Executive Stock Incentive Plan		(10)

10.10		SkyWest Inc. 2001 Allshare Stock Option Plan		(10)

10.12		SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008		(11)

10.12(a	)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan		(11)

10.13		SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)

10.13(a	)	First Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)

10.13(b	)	Second Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)

10.14		SkyWest, Inc. 2009 Employee Stock Purchase Plan		(11)

10.15		Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.		(12)

Number		Exhibit	Incorporated by Reference
10.16		Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest Inc.		(13)

10.17		Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.		(13)

10.18		Purchase Agreement COM0028-13 between Embraer S.A. and SkyWest Inc. dated February 15, 2013		(15)

10.19		Purchase Agreement COM0344-13 between Embraer S.A. and SkyWest Inc. dated June 17, 2013		(15)

10.20		Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, J. Ralph Atkin, Margaret Billson, Henry J. Eyring, Robert G. Sarver, Steven F. Udvar-Hazy, James L. Welch, Bradford R. Rich, Michael J. Kraupp, Eric J. Woodward, Russell A. Childs and Bradford R. Holt, as of August 6, 2013		(15)

10.21		Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013	Filed herewith

21.1		Subsidiaries of the Registrant		(14)

23.1		Consent of Independent Registered Public Accounting Firm	Filed herewith

31.1		Certification of Chief Executive Officer	Filed herewith

31.2		Certification of Chief Financial Officer	Filed herewith

32.1		Certification of Chief Executive Officer	Filed herewith

32.2		Certification of Chief Financial Officer	Filed herewith

101.INS	**	XBRL Instance Document

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2013, December 31, 2012 and December 31, 2011, (ii) the Consolidated Balance Sheet at December 31, 2013 and December 31, 2012, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

(2)
Incorporated by reference to a Registration Statement on Form S-3, File No. 333-42508

(3)
Incorporated by reference to Registrant's Current Report on Form 8-K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8-K/A filed on February 21, 2006

(4)
Incorporated by reference to exhibits to Registrant's Quarterly Report on Form 10-Q filed on November 14, 2003

(5)
Incorporated by reference to the exhibits to Amendment No. 1 to a Registration Statement on Form S-3 filed on February 10, 1998 (File No. 333-44619)

(6)
Incorporated by reference to the exhibits to Registrant's Form 10-Q filed for the quarter ended December 31, 1986

(7)
Incorporated by reference to the exhibits to Registrant's Quarterly Report on Form 10-Q filed on February 13, 2001

(8)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8 (File No. 33-41285)

(9)
Incorporated by reference to the exhibits to a Registration Statement on Form S-8 (File No, 333-130848)

(10)
Incorporated by reference to the exhibits to Registrant's Quarterly Report on Form 10-Q filed on July 28, 2000

(11)
Incorporated by reference to the exhibits to Registrant's Annual Report on Form 10-K filed on February 25, 2009

(12)
Incorporated by reference to the exhibits to Registrant's Current Report on Form 8-K filed on November 18, 2010

(13)
Incorporated by reference to the exhibits to Registrant's Current Report on Form 8-K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on June 25, 2013

(14)
Incorporated by reference to the exhibits to Registrant's Annual Report on Form 10-K filed on February 24, 2012

(15)
Incorporated by reference to the exhibits to Registrant's Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013

Report of Independent Registered Public Accounting Firm

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated February 14, 2014 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 14, 2014

SKYWEST, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2013, 2012 and 2011
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2013:
Allowance for inventory obsolescence	$9,189	949	—	10,138
Allowance for doubtful accounts receivable	94	—	—	94

	9,283	949	—	10,232

Year Ended December 31, 2012:
Allowance for inventory obsolescence	$8,248	941	—	$9,189
Allowance for doubtful accounts receivable	240	—	(146)	94

	8,488	941	(146)	9,283

Year Ended December 31, 2011:
Allowance for inventory obsolescence	$7,541	$707	—	$8,248
Allowance for doubtful accounts receivable	47	193	—	240

	7,588	900	—	8,488

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2013, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 14, 2014.

SKYWEST, INC.
By:	/s/ ERIC J. WOODWARD Eric J. Woodward Chief Accounting Officer (Principal Accounting Officer)

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 14, 2014
/s/ MICHAEL J. KRAUPP Michael J. Kraupp	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 14, 2014
/s/ ERIC J. WOODWARD Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 14, 2014
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 14, 2014
/s/ W. STEVE ALBRECHT Steve Albrecht	Director	February 14, 2014
/s/ J. RALPH ATKIN J. Ralph Atkin	Director	February 14, 2014
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 14, 2014

Name	Capacities	Date

/s/ HENRY J. EYRING Henry J. Eyring	Director	February 14, 2014
/s/ RONALD J. MITTELSTAEDT Ronald J. Mittelstaedt	Director	February 14, 2014
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 14, 2014
/s/ KEITH E. SMITH Keith E. Smith	Director	February 14, 2014
/s/ JAMES L. WELCH James L. Welch	Director	February 14, 2014