Form 10-Q
period 2014-03-31
SKYWEST INC
filed 2014-05-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, no par value	51,096,095

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$82,603	$170,636
Marketable securities	447,908	487,239
Restricted cash	12,219	12,219
Income tax receivable	6,366	840
Receivables, net	121,130	111,186
Inventories, net	143,346	138,094
Prepaid aircraft rents	416,847	360,781
Deferred tax assets	160,639	156,050
Other current assets	18,707	27,392
Total current assets	1,409,765	1,464,437

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,121,304	4,080,886
Deposits on aircraft	40,000	40,000
Buildings and ground equipment	301,870	279,965
	4,463,174	4,400,851
Less-accumulated depreciation and amortization	(1,797,987)	(1,749,058)
Total property and equipment, net	2,665,187	2,651,793

OTHER ASSETS
Intangible assets, net	14,436	14,998
Other assets	112,639	101,991
Total other assets	127,075	116,989
Total assets	$4,202,027	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2014	2013
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$181,379	$177,389
Accounts payable	269,306	245,518
Accrued salaries, wages and benefits	124,812	133,002
Accrued aircraft rents	3,082	7,492
Taxes other than income taxes	13,825	19,626
Other current liabilities	43,788	37,437
Total current liabilities	636,192	620,464

OTHER LONG-TERM LIABILITIES	73,475	76,305

LONG-TERM DEBT, net of current maturities	1,285,538	1,293,179

DEFERRED INCOME TAXES PAYABLE	718,048	727,358

DEFERRED AIRCRAFT CREDITS	79,550	80,974

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,709,080 and 77,325,702 shares issued, respectively	620,800	618,511
Retained earnings	1,172,867	1,197,819
Treasury stock, at cost, 26,337,886 and 26,095,636 shares, respectively	(386,026)	(382,950)
Accumulated other comprehensive income	1,583	1,559
Total stockholders’ equity	1,409,224	1,434,939
Total liabilities and stockholders’ equity	$4,202,027	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
OPERATING REVENUES:
Passenger	$755,639	$785,871
Ground handling and other	16,747	17,616
Total operating revenues	772,386	803,487
OPERATING EXPENSES:
Salaries, wages and benefits	317,642	297,396
Aircraft maintenance, materials and repairs	178,262	167,156
Aircraft rentals	80,335	82,589
Depreciation and amortization	62,316	61,001
Aircraft fuel	47,225	49,681
Ground handling services	37,018	34,577
Station rentals and landing fees	12,194	34,088
Other, net	65,168	61,438
Total operating expenses	800,160	787,926
OPERATING INCOME (LOSS)	(27,774)	15,561
OTHER INCOME (EXPENSE):
Interest income	548	1,727
Interest expense	(15,676)	(17,965)
Other, net	(273)	6,039
Total other expense, net	(15,401)	(10,199)
INCOME (LOSS) BEFORE INCOME TAXES	(43,175)	5,362
PROVISION (BENEFIT) FOR INCOME TAXES	(20,288)	2,129
NET INCOME (LOSS)	$(22,887)	$3,233
BASIC EARNINGS (LOSS) PER SHARE	$(0.44)	$0.06
DILUTED EARNINGS (LOSS) PER SHARE	$(0.44)	$0.06
Weighted average common shares:
Basic	51,467	51,763
Diluted	51,467	52,497

Dividends declared per share	$0.04	$0.04

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$(22,887)	$3,233
Net unrealized appreciation on marketable securities, net of tax	23	63
TOTAL COMPREHENSIVE INCOME (LOSS)	$(22,864)	$3,296

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2014	2013

NET CASH USED IN OPERATING ACTIVITIES	$(34,295)	$(13,836)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(53,440)	(95,255)
Sales of marketable securities	92,772	182,560
Proceeds from the sale of equipment	—	90
Acquisition of property and equipment:
Aircraft and rotable spare parts	(66,728)	(17,525)
Buildings and ground equipment	(3,892)	(1,664)
Increase in other assets	(14,257)	(13,825)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(45,545)	54,381

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(32,932)	(31,627)
Proceeds from issuance of long-term debt	29,281	—
Net proceeds from issuance of common stock	1,854	2,638
Tax deficiency from exercise of commons stock	(1,266)	—
Purchase of treasury stock	(3,076)	(196)
Payment of cash dividends	(2,054)	(2,057)

NET CASH USED IN FINANCING ACTIVITIES	(8,193)	(31,242)

Increase (decrease) in cash and cash equivalents	(88,033)	9,303
Cash and cash equivalents at beginning of period	170,636	133,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,603	$143,075

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid (received) during the period for:
Interest, net of capitalized amounts	$13,122	$14,603
Income taxes	$451	$388

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In the event that the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines.

In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute.

In several of the Company’s contractual agreements with its major partners, the Company is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly, quarterly or semi-annual basis. At the end of period, the Company calculates the incentives achieved during that period and recognizes revenue accordingly.

The following table summarizes the significant provisions of each code share agreement the Company has executed with its major partners:

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement	• CRJ 200 - 38 • CRJ 700 - 19 • CRJ 900 - 32

•  The contract expires on an individual aircraft basis beginning in 2014

•  The final aircraft expires in 2022

•  The average remaining term of the aircraft under contract is 5.7 years

•  Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• No financial performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delta Connection Agreement	• CRJ 200 - 73 • CRJ 700 - 41 • CRJ 900 - 28

•  The contract expires on an individual aircraft basis beginning in 2014

•  The final aircraft expires in 2022

•  The average remaining term of the aircraft under contract is 4.3 years

•  Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines Prorate Agreement	• EMB 120 - 9 • CRJ 200 - 9	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

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

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreement	• CRJ 200 - 61 • CRJ 700 - 70 • EMB 120 - 9

•  The contract expires on an individual aircraft basis beginning in 2014

•  The final aircraft expires in 2024

•  The average remaining term of the aircraft under contract is 3.6 years

•  Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

Atlantic Southeast United Express Agreement	• CRJ 200 - 14	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delaware United Express Agreement	• ERJ 145 - 22	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delaware United Express Agreement	• ERJ 135 - 9 • ERJ 145 - 220

•  The contract expires on an individual aircraft basis beginning in 2014

•  The final aircraft expires in 2020

•  The average remaining term of the aircraft under contract is 4.1 years

•  Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Prorate Agreement	• CRJ200 - 17 • EMB 120 - 27	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Capacity Purchase Agreement	• CRJ 700 - 9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Express Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Express Agreement	• CRJ 200 - 10 • CRJ 900 - 4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Express Prorate Agreement	• CRJ 200 - 1	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Capacity Purchase Agreement	• CRJ 200 - 12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Prorate Agreement	• CRJ 200 - 4	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Capacity Purchase Agreement	• CRJ 200 - 11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

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

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the three months ended March 31, 2014, the Company granted options to purchase 231,394 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2014.

Expected annual dividend rate	1.32%
Risk-free interest rate	1.50%
Average expected life (years)	5.8
Expected volatility of common stock	0.431
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.47

During the three months ended March 31, 2014, the Company granted 290,914 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the three months ended March 31, 2014, the Company granted 44,631 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $12.10 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2014 and 2013, the Company recorded pre-tax share-based compensation expense of $1.7 million and $1.3 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the three months ended March 31, 2014 and 2013, options to acquire 2,945,000 and 3,437,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2014	2013
Numerator
Net Income (Loss)	$(22,887)	$3,233

Denominator
Weighted average number of common shares outstanding	51,467	51,763
Effect of outstanding share-based awards	—	734
Weighted average number of shares for diluted earnings (loss) per common share	51,467	52,497

Basic earnings (loss) per share	$(0.44)	$0.06
Diluted earnings (loss) per share	$(0.44)	$0.06

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended March 31, 2014 and 2013 (in thousands).

	Three months ended March 31,2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	447,041	324,870	475	772,386
Operating expense	425,643	374,425	92	800,160
Depreciation and amortization expense	40,001	22,315	—	62,316
Interest expense	10,026	4,875	775	15,676
Segment profit (loss)(1)	11,372	(54,430)	(392)	(43,450)
Identifiable intangible assets, other than goodwill, net	—	14,436	—	14,436
Total assets	2,535,901	1,666,126	—	4,202,027
Capital expenditures (including non-cash)	66,232	7,292	—	73,524

	Three months ended March 31,2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	449,345	351,748	2,394	803,487
Operating expense	414,766	371,743	1,417	787,926
Depreciation and amortization expense	38,627	22,374	—	61,001
Interest expense	11,497	5,463	1,005	17,965
Segment profit (loss) (1)	23,082	(25,458)	(28)	(2,404)
Identifiable intangible assets, other than goodwill, net	—	16,685	—	16,685
Total assets	2,636,058	1,584,328	—	4,220,386
Capital expenditures (including non-cash)	22,410	7,879	—	30,289

(1)           Segment profit (loss) is equal to operating income less interest expense

Note F — Commitments and Contingencies

As of March 31, 2014, the Company leased 565 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2014 (in thousands):

April through December 2014	$226,066
2015	340,211
2016	266,343
2017	197,390
2018	153,304
Thereafter	571,783
$1,755,097

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

As of March 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2014
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$447,740	$—	$447,740	$—
Asset backed securities	168	—	168	—
	447,908	—	447,908	—

Cash, Cash Equivalents and Restricted Cash	94,822	94,822	—	—
Other Assets	2,248	—	—	(a) 2,248
Total Assets Measured at Fair Value	$544,978	$94,822	$447,908	$2,248

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$487,049	$—	$487,049	$—
Asset backed securities	190	—	190	—
	487,239	—	487,239	—

Cash, Cash Equivalents and Restricted Cash	182,855	182,855	—	—
Other Assets	2,245	—	—	(a) 2,245
Total Assets Measured at Fair Value	$672,339	$182,855	$487,239	$2,245

(a)         Comprises of auction rate securities which is reflected in “Other assets” in the Company’s unaudited condensed consolidated balance sheets

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2014.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2014	$2,245
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	3
Transferred out	—
Settlements	—
Balance at March 31, 2014	$2,248

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,507.2 million as of March 31, 2014, as compared to the carrying amount of $1,466.9 million as of March 31, 2014. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,509.2 million as of December 31, 2013, as compared to the carrying amount of $1,470.6 million as of December 31, 2013.

Note H — Income Taxes

As a result of decreases in the Company’s estimated pre-tax income, the Company’s estimated annual effective tax rate for the three months ended March 31, 2014 varied from the federal statutory rate of 35% primarily due to the proportionate increase in expenses with limited tax deductibility relative to the Company’s estimated pre-tax income for the year ending December 31, 2014.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2014, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on

March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of March 31, 2014, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

During 2010, the Company and Delta began preliminary settlement discussions related to the IROP dispute. Notwithstanding the legal merits of the case, the Company offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, the Company wrote off $5.9 million of related receivables in 2010.

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

As of March 31, 2014, the Company’s estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2014 and 2013. Also discussed is our financial position as of March 31, 2014 and December 31, 2013. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2014, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of March 31, 2014, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2014, we operated a combined fleet of 758 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	E175	EMB120	Total
United	92	242	9	70	—	1	36	450
Delta	120	—	—	60	60	—	9	249
American	27	—	—	—	—	—	—	27
US Airways	11	—	—	—	4	—	—	15
Alaska	—	—	—	9	—	—	—	9
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Unassigned (a)	6	—	—	—	—	—	—	6
Total	258	242	9	139	64	1	45	758

(a)         As of March 31, 2014, these aircraft were in transition between flying contracts with major partners.

For the three months ended March 31, 2014, approximately 60.8% of our aggregate capacity was operated for United, approximately 32.9% was operated for Delta approximately 2.7% was operated for American, approximately 1.8% was operated for US Airways and approximately 1.8% was operated for Alaska.

Under a fixed-fee flying arrangement, the major airline generally pays the regional airline a fixed fee for each departure, with additional incentives based on completion of flights, on-time performance and baggage handling performance. In addition, under the fixed-fee arrangement, the major airline bears the financial risk of changes in the price of fuel and other agreed-upon costs that are directly reimbursed by the major partner or paid directly by the major partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from many of the elements that could cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices, ancillary revenue, passenger loads or fuel prices.

Under our fixed-fee arrangements, three compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. One item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. If we purchase fuel directly from vendors, our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact the comparability of our fuel expense and our passenger revenue during the period equally, with no impact on our operating income.

The second item is the reimbursement of landing fees and station rents, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for landing fees and station rent expense incurred under each of our existing fixed-fee contracts, and we record such reimbursements as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to our vendors on flights we operated under our fixed-fee contracts, which impacts the comparability of revenue and operating expense for the periods presented in this Report.

The third item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska fixed-fee contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to compensate us for engine maintenance costs (“Fixed-Rate Engine Contracts”). Under the compensation structure for our Delta Connection and ExpressJet United CPA flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred (“Directly-Reimbursed Engine Contracts”). We use the direct- expense method of accounting for our Bombardier CRJ200 Regional Jet (“CRJ200”) engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

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

Because we recognize revenue at the same amount and in the same period when we incur engine maintenance expense on engines operating under our Directly- Reimbursed Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods.

We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our Bombardier CRJ700 Regional Jets (“CRJ700s”) operating under our Fixed-Rate Engine Contracts (a “Power by the Hour Agreement”). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

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

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2014, contract flying revenue and pro-rate revenue represented approximately 90% and 10%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

First Quarter Summary

We had total operating revenues of $772.4 million for the three months ended March 31, 2014, a 3.9% decrease, compared to total operating revenues of $803.5 million for the three months ended March 31, 2013. We had a net loss of $22.9 million, or $0.44 per diluted share, for the three months ended March 31, 2014, compared to net income of $3.2 million or $0.06 per diluted share, for the three months ended March 31, 2013.

The significant items affecting our financial performance during the three months ended March 31, 2014 are outlined below:

Revenue

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $18.6 million, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, due primarily to our major partners paying an increased volume of landing fees and station rents directly from vendors on flights we operated under our code-share agreements. Excluding the impact of the decrease in direct fuel, landing fees, station rents and engine maintenance expense and associated reimbursements from our major partners, our passenger revenues decreased $11.7 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The balance of the decrease in passenger revenues was primarily related to historic weather-related cancellations we experienced during the three months ended March 31, 2014. During the three-month period ended March 31, 2014, we cancelled approximately 15,800 more flights than we cancelled during the corresponding three-month period of 2013, a 144.3% increase, primarily as a result of the historic weather during the quarter. As a result of the historic number of cancellations during the three months ended March 31, 2014 we experienced a negative impact on passenger revenues including a significant reduction in contract performance incentives.

Operating Expenses

Other aircraft maintenance, materials and repairs, increased $8.5 million, or 6.6%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in aircraft maintenance expense excluding engine overhaul costs for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to an increase in the number of scheduled maintenance events at SkyWest Airlines.

Salaries, wages and employee benefits increased $20.2 million, or 6.8%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in salaries, wages and employee benefits was primarily due to increased pilot training costs and the implementation of the Airline Safety and Pilot Training Improvement Act of 2009 (the “Improvement Act”). The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and in turn, had a negative effect on pilot scheduling and work hours, which we expect will continue in future periods.  Additionally, the severe weather we experienced during the three months ended March 31, 2014 caused significant inefficiencies with crew movements and resulted in incremental labor costs.

Other Income

Other, net decreased $6.3 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The decrease was primarily attributable to the termination of our sub-lease with Mekong Aviation Joint Stock Company, a Vietnamese regional carrier (“Air Mekong”), and our recognition of $5.1 million of maintenance deposits we realized in connection with the sub-lease termination during the three months ended March 31, 2013.

Other Items

On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new Embraer E175 dual-class regional jet aircraft (“E175”). Under the agreement, we anticipate that the 40 aircraft will be introduced into service beginning in the second quarter of 2014, with deliveries continuing to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.  During the three months ended March 31, 2014, SkyWest Airlines took delivery of the first E175 to be operated under the United Express Agreement.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2013, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Results of Operations

Our Business Segments

For the three months ended March 31, 2014 and 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended March 31, (dollar amounts in thousands)
	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$447,041	$449,345	$(2,304)	(0.5)%
ExpressJet Operating Revenues	324,870	351,748	(26,878)	(7.6)%
Other Operating Revenues	475	2,394	(1,919)	(80.2)%
Total Operating Revenues	$772,386	$803,487	$(31,101)	(3.9)%
Airline Expenses:
SkyWest Airlines Expense	$435,669	$426,263	$9,406	2.2%
ExpressJet Expense	379,300	377,206	2,094	0.6%
Other Airline Expense	867	2,422	(1,555)	(64.2)%
Total Airline Expense(1)	$815,836	$805,891	$9,945	1.2%
Segment profit (loss):
SkyWest Airlines segment profit	$11,372	$23,082	$(11,710)	(50.7)%
ExpressJet segment loss	(54,430)	(25,458)	(28,972)	(113.8)%
Other profit	(392)	(28)	(364)	(1,301.9)%
Total Segment profit (loss)	$(43,450)	$(2,404)	$(41,046)	(1,707.4)%
Interest Income	548	1,727	(1,179)	(68.3)%
Other	(273)	6,039	(6,312)	NM
Consolidated Income (Loss) before taxes	$(43,175)	$5,362	$(48,537)	NM

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $11.7 million, or 50.7%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  Non-pass-through operating revenue increased by $8.0 million. The increase in non-pass through operating revenue, was primarily due to an increase in block hour production.

•                  SkyWest Airlines salaries, wages and employee benefits increased $9.4 million, primarily due to increased pilot counts and related training costs and the implementation of the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls increased by $10.0 million, or 17.6%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, which was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss increased $29.0 million, or 113.8%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  ExpressJet’s non-pass-through operating revenue decreased by $15.8 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in non-pass-through revenue, was primarily related to the cancellation of approximately 13,500 more flights during the three months ended March 31, 2014 than the three months ended March 31, 2013, primarily as a result of the severe weather during the quarter. As a result of the abnormally high number of cancellations, ExpressJet experienced a negative impact on passenger revenues which also resulted in a negative impact on contract incentives earned during the quarter ended March 31, 2014.

•                  ExpressJet’s salaries, wages and employee benefits increased $10.9 million, or 6.8%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased pilot counts and related training costs to comply with the  Improvement Act.  The higher weather cancellations  additionally resulted in significant crew inefficiencies.

•                  ExpressJet’s lodging, per diem and simulator expenses increased $4.7 million, or 22.1%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013, primarily due to increased training costs to comply with the Improvement Act and higher weather cancellations that resulted in higher lodging and crew per diem costs.

Three Months Ended March 31, 2014 and 2013

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2014		2013		% Change
Revenue passenger miles (000)	7,275,600		7,244,635		0.4%
Available seat miles (“ASMs”) (000)	8,992,949		9,194,309		(2.2)%
Block hours	546,813		571,991		(4.4)%
Departures	325,324		350,252		(7.1)%
Passengers carried	13,633,415		14,033,174		(2.8)%
Passenger load factor	80.9%		78.8%		2.1	Pts
Revenue per available seat mile	8.6	¢	8.7	¢	(1.1)%
Cost per available seat mile	9.1	¢	8.8	¢	3.4%
Cost per available seat mile excluding fuel	8.6	¢	8.3	¢	3.6%
Fuel cost per available seat mile	0.5	¢	0.5	¢	0.0%
Average passenger trip length (miles)	534		516		3.5%

We experienced severe weather and related cancellations during the three months ended March 31, 2014 that resulted in a reduction of 15,800 departures and 23,700 block hours compared to the three months ended March 31, 2013.

Revenues. Total operating revenues decreased $31.1 million, or 3.9%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $18.6 million, during the three months ended March 31, 2014, from the three months ended March 31, 2013, due primarily due to our major partners purchasing an increased volume landing fees and station rents directly from vendors on flights we operated under our code-share agreements The following table summarizes the amount of fuel, landing fees, station rents, deice and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2014	2013	$ Change	% Change
Passenger revenues	$755,639	$785,871	$(30,232)	(3.8)%
Less: Fuel reimbursement from major partners	22,490	24,678	(2,188)	(8.9)%
Less: Landing fee and station rent reimbursements from major partners	6,807	29,071	(22,264)	(76.6)%
Less: Engine overhaul reimbursement from major partners	34,173	28,285	5,888	20.8%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$692,169	$703,837	$(11,668)	(1.7)%

Passenger revenues.  Passenger revenues decreased $30.2 million, or 3.8%, during three months ended March 31, 2014, compared to the three months ended March 31, 2013. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, decreased $11.7 million, or 1.7%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The balance of the decrease in passenger revenues was primarily related to significant weather related cancellations we experienced during the three months ended March 31, 2014. During the three-month period ended March 31, 2014, we cancelled approximately 15,800 more flights than we cancelled during the corresponding three-month period of 2013,  or an increase of 144.3%, primarily as a result of the severe weather during the quarter. As a result of the abnormally high number of cancellations, we experienced a negative impact on passenger revenues.

Ground handling and other.  Total ground handling and other revenues decreased $0.9 million, or 4.9%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive loss under the heading “Operating Revenues—Ground handling and other.” The decrease was primarily related to the decrease in our ground handling for other airlines and a reduction of rental revenue associated with the termination of an aircraft sub-lease we had executed with Air Mekong.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended March 31,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$47,225	$49,681	$(2,456)	(4.9)%	0.5	0.5
Salaries, wages and benefits	317,642	297,396	20,246	6.8%	3.5	3.2
Aircraft maintenance, materials and repairs	178,262	167,156	11,106	6.6%	2.0	1.8
Aircraft rentals	80,335	82,589	(2,254)	(2.7)%	0.9	0.9
Depreciation and amortization	62,316	61,001	1,315	2.2%	0.7	0.7
Station rentals and landing fees	12,194	34,088	(21,894)	(64.2)%	0.2	0.4
Ground handling services	37,018	34,577	2,441	7.1%	0.4	0.4
Other	65,168	61,438	3,730	6.1%	0.7	0.7
Total operating expenses	800,160	787,926	12,234	1.6%	8.9	8.6
Interest	15,676	17,965	(2,289)	(12.7)%	0.2	0.2
Total airline expenses	$815,836	$805,891	$9,945	1.2%	9.1	8.8

Salaries wages and employee benefits.  Salaries, wages and employee benefits increased $20.2 million, or 6.8%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in salaries, wages and employee benefits was primarily due to increased training costs and the implementation of the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours and resulted in an increase in pilot counts.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $11.1 million, or 6.6%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$178,262	$167,156	$11,106	6.6%
Less: Engine overhaul reimbursed from major partners	34,173	28,285	5,888	20.8%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	6,752	10,044	(3,292)	(32.8)%
Other aircraft maintenance, materials and repairs	$137,337	$128,827	$8,510	6.6%

Other aircraft maintenance, materials and repairs, increased $8.5 million, or 6.6%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in aircraft maintenance expense excluding engine overhaul costs, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, was primarily due to an increase in the number of scheduled maintenance events and aircraft parts replacement at SkyWest Airlines.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended March 31, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $3.3 million compared to the three months ended March 31, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).

Aircraft rentals.  Aircraft rentals decreased $2.3 million, or 2.7%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease was primarily due to aircraft lease renewals at lower rates subsequent to April 1, 2013.

Depreciation and amortization.  Depreciation and amortization expense increased $1.3 million, or 2.2%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The increase in depreciation and amortization expense was primarily due to the purchase of used aircraft and engines since April 1, 2013.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $21.9 million, or 64.2%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for certain station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $2.4 million, or 7.1%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several prorate stations.

Other expenses.  Other expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $3.7 million, or 6.1%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase in other expenses during the three months ended March 31, 2014 was primarily due to an increase in crew hotels and simulator training due to the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $9.9 million, or 1.2%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2014	2013	$ Change	% Change
Total airline expense	$815,836	$805,891	$9,945	1.2%
Less: Fuel expense	47,225	49,681	(2,456)	(4.9)%
Less: Engine overhaul reimbursement from major partners	34,173	28,285	5,888	20.8%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	6,752	10,044	(3,292)	(32.8)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$727,686	$717,881	$9,805	1.4%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $9.8 million, or 1.4%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other, net.  Other, net, decreased $6.3 million during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  The decrease was primarily attributable to the termination of our sub-lease with Air Mekong, and our recognition of $5.1 million of maintenance deposits we realized in connection with the sub-lease termination during the three months ended March 31, 2013.

Benefit for income taxes. Primarily as a result of decreases in our estimated pre-tax income, our estimated annual effective tax rate for the three months ended March 31, 2014 varied from the federal statutory rate of 35%. The variance also reflected a proportionate increase in expenses with limited tax deductibility relative to our estimated pre-tax income for the year ending December 31, 2014.

Net income (loss).  Primarily due to factors described above, we generated a net loss of $22.9 million, or $0.44 per diluted share, for the three months ended March 31, 2014, compared to net income of $3.2 million, or $0.06 per diluted share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2014 and 2013, and our total cash and marketable securities positions as of March 31, 2014 and December 31, 2013 (in thousands).

	For the three months ended March 31,
	2014	2013	$ Change	% Change
Net cash used in operating activities	(34,295)	$(13,836)	$(20,459)	(147.9)%
Net cash (used in) provided by investing activities	(45,545)	54,381	(99,926)	NM
Net cash used in financing activities	(8,193)	(31,242)	23,049	73.8%

	March 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$82,603	$170,636	$(88,033)	(51.6)%
Restricted cash	12,219	12,219	—	0.0%
Marketable securities	447,908	487,239	(39,331)	(8.1)%
Total	$542,730	$670,094	$(127,364)	(19.0)%

Cash Flows from Operating Activities.

Net cash used in operating activities increased $20.5 million or 147.9%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was primarily due to the net loss of $22.9 million.

Cash Flows from Investing Activities.

Net cash (used in) provided by investing activities increased $99.9 million, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. During the three months ended March 31, 2014, net sales of marketable securities increased $48.0 million compared to the three months ended March 31, 2013.  In addition, the increase was related to the acquisition of one E175 and the purchase of one used CRJ700 during the three months ended March 31, 2014.

Cash Flows from Financing Activities.

Net cash used in financing activities decreased $23.0 million or 73.8%, during the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The decrease was primarily related to an increase of proceeds from the issuance of long-term debt of $29.3 million, associated with aircraft acquired during the three months ended March 31, 2014.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2014, our total capital mix was 52.3% equity and 47.7% long-term debt, compared to 52.6% equity and 47.4% long-term debt at December 31, 2013.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	April - 2014	2015	2016	2017	2018	Thereafter
Operating lease payments for aircraft and facility obligations	$1,755,097	$226,066	$340,211	$266,343	$197,390	$153,304	$571,783
Firm aircraft commitments	1,142,138	569,640	562,526	9,972	—	—	—
Interest commitments(A)	298,641	57,681	50,582	43,407	36,789	30,808	79,374
Principal maturities on long-term debt	1,466,916	146,227	187,072	190,876	164,448	141,811	636,482
Total commitments and obligations	$4,662,792	$999,614	$1,140,391	$510,598	$398,627	$325,923	$1,287,639

(A)                                At March 31, 2014, we had variable rate notes representing 30.1% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175s. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until we enter into capacity purchase agreements with other major airlines to operate the aircraft. We took delivery of the first E175 during March 2014. We anticipate that we will take delivery of the remaining aircraft covered by the firm order through August 2015.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2014, we had 565 aircraft under lease with remaining terms ranging from one to 12 years. Future minimum lease payments due under all long-term operating leases were approximately $1.8 billion at March 31, 2014. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.4 billion at March 31, 2014.

Long-term Debt Obligations

As of March 31, 2014, we had $1.5 billion of long term debt obligations related to the acquisition of CRJ200s, CRJ700s, Bombardier CRJ900 Regional Jets and E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.5% at March 31, 2014.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our operations are somewhat favorably affected by increased travel on our pro-rate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months.

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2014, approximately 3% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.2 million in fuel expense for the three months ended March 31, 2014.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2014, we had variable rate notes representing 30.1% of our total long-

term debt compared to 29.5% of our long-term debt at December 31, 2013. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.1 million in interest expense and received $1.5 million in additional interest income for the three months ended March 31, 2014. However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.1 million less in interest expense and received $1.4 million less in interest income for the three months ended March 31, 2014. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of March 31, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2014, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter, which if not resolved consistent with the position we have taken in such matter, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast.

The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of March 31, 2014, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

During 2010, we began preliminary settlement discussions with Delta related to the IROP dispute. Notwithstanding the legal merits of the case, we offered to settle the claim for approximately $5.9 million less than the cumulative total of revenue recognized related to this matter. Those settlement discussions were not successful; however, as a result of the settlement offer, we wrote off $5.9 million of related receivables in 2010.

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

As of March 31, 2014, our estimated range of reasonably possible loss related to the dispute was $0 to $25.8 million.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended March 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1 - January 31, 2014	—	$—	—	6,498,420
February 1 - February 28, 2014	—	—	—	6,498,420
March 1 - March 31, 2014	242,250	12.70	242,250	6,256,170
Total	242,250	$12.70	242,250	6,256,170

(1)                                 Under resolutions adopted at various dates between February 2007 and August 2012, our Board of Directors authorized the repurchase of up to 25,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of March 31, 2014, we had spent approximately $341.8 million to repurchase approximately 18,743,830 shares of the 25,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. Effective September 14, 2012, our Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the “Stock Repurchase Plan”), which provides for the repurchase of up to 6,256,170 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Stock Repurchase Plan is scheduled to expire on October 15, 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer