Form 10-Q
period 2014-06-30
SKYWEST INC
filed 2014-08-08
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2014
Common stock, no par value	51,126,819

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$69,791	$170,636
Marketable securities	384,944	487,239
Restricted cash	12,220	12,219
Income tax receivable	1,004	840
Receivables, net	118,584	111,186
Inventories, net	145,667	138,094
Prepaid aircraft rents	408,781	360,781
Deferred tax assets	155,849	156,050
Other current assets	18,880	27,392
Total current assets	1,315,720	1,464,437

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,346,323	4,080,886
Deposits on aircraft	40,000	40,000
Buildings and ground equipment	288,038	279,965
	4,674,361	4,400,851
Less-accumulated depreciation and amortization	(1,835,386)	(1,749,058)
Total property and equipment, net	2,838,975	2,651,793

OTHER ASSETS
Intangible assets, net	13,873	14,998
Other assets	111,273	101,991
Total other assets	125,146	116,989
Total assets	$4,279,841	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2014	2013
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$192,415	$177,389
Accounts payable	260,441	245,518
Accrued salaries, wages and benefits	131,620	133,002
Accrued aircraft rents	2,261	7,492
Taxes other than income taxes	18,059	19,626
Other current liabilities	41,030	37,437
Total current liabilities	645,826	620,464

OTHER LONG-TERM LIABILITIES	73,609	76,305

LONG-TERM DEBT, net of current maturities	1,377,306	1,293,179

DEFERRED INCOME TAXES PAYABLE	717,727	727,358

DEFERRED AIRCRAFT CREDITS	77,082	80,974

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,728,758 and 77,325,702 shares issued, respectively	621,956	618,511
Retained earnings	1,156,074	1,197,819
Treasury stock, at cost, 26,765,386 and 26,095,636 shares, respectively	(391,364)	(382,950)
Accumulated other comprehensive income	1,625	1,559
Total stockholders’ equity	1,388,291	1,434,939
Total liabilities and stockholders’ equity	$4,279,841	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Passenger	$800,548	$826,122	$1,556,187	$1,611,993
Ground handling and other	16,026	13,008	32,773	30,624
Total operating revenues	816,574	839,130	1,588,960	1,642,617
OPERATING EXPENSES:
Salaries, wages and benefits	310,844	300,342	628,486	597,738
Aircraft maintenance, materials and repairs	171,722	171,528	349,984	338,684
Aircraft rentals	79,449	81,814	159,783	164,402
Depreciation and amortization	64,252	61,174	126,567	122,174
Aircraft fuel	58,018	46,802	105,243	96,483
Station rentals and landing fees	12,244	36,998	24,438	71,086
Ground handling services	32,314	33,117	69,332	67,694
Special charges (see Note J)	4,713	—	4,713	—
Other operating expenses	69,774	56,800	134,944	118,238
Total operating expenses	803,330	788,575	1,603,490	1,576,499
OPERATING INCOME (LOSS)	13,244	50,555	(14,530)	66,118
OTHER INCOME (EXPENSE):
Interest income	511	870	1,060	2,597
Interest expense	(16,138)	(17,526)	(31,814)	(35,491)
Other, net	(2,618)	(187)	(2,891)	5,852
Total other expense, net	(18,245)	(16,843)	(33,645)	(27,042)
INCOME (LOSS) BEFORE INCOME TAXES	(5,001)	33,712	(48,175)	39,076
PROVISION (BENEFIT) FOR INCOME TAXES	9,736	12,992	(10,551)	15,121
NET INCOME (LOSS)	$(14,737)	$20,720	$(37,624)	$23,955

BASIC EARNINGS (LOSS) PER SHARE	$(0.29)	$0.40	$(0.73)	$0.46
DILUTED EARNINGS (LOSS) PER SHARE	$(0.29)	$0.39	$(0.73)	$0.46
Weighted average common shares:
Basic	51,183	51,881	51,310	51,822
Diluted	51,183	52,547	51,310	52,522

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

COMPREHENSIVE INCOME (LOSS):
Net income (Loss)	$(14,737)	$20,720	$(37,624)	$23,955

Net unrealized appreciation (depreciation) on marketable securities, net of taxes	42	(563)	65	(499)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(14,695)	$20,157	$(37,559)	$23,456

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,489	$129,277

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(112,664)	(294,649)
Sales of marketable securities	215,005	344,682
Proceeds from the sale of equipment	3	102
Acquisition of property and equipment:
Aircraft and rotable spare parts	(297,758)	(44,469)
Deposits on aircraft	—	(24,200)
Buildings and ground equipment	(11,644)	(4,442)
Increase in other assets	(13,563)	(11,719)

NET CASH USED IN INVESTING ACTIVITIES	(220,621)	(34,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	187,389	—
Principal payments on long-term debt	(88,236)	(85,971)
Tax benefit (deficiency) from exercise of common stock options	(1,266)	(175)
Net proceeds from issuance of common stock	1,933	2,666
Purchase of treasury stock	(8,414)	(196)
Payment of cash dividends	(4,119)	(4,132)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	87,287	(87,808)

Increase (decrease) in cash and cash equivalents	(100,845)	6,774
Cash and cash equivalents at beginning of period	170,636	133,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$69,791	$140,546

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$33,103	$36,633
Income taxes	$382	$880

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three and six-months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ, and may differ materially, from those estimates and assumptions.

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

•       The contract expires on an individual aircraft basis beginning in 2014

•       The final aircraft expires in 2022

•       The weighted average remaining term of the aircraft under contract is 5.5 years

•       Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• No financial performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delta Connection Agreement	• CRJ 200 - 64 • CRJ 700 - 41 • CRJ 900 - 28

•       The contract expires on an individual aircraft basis beginning in 2014

•       The final aircraft expires in 2022

•       The weighted average remaining term of the aircraft under contract is 4.3 years

•       Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines Prorate Agreement	• EMB 120 - 9 • CRJ 200 - 10	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

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

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreement	• CRJ 200 - 61 • CRJ 700 - 70 • EMB 120 – 9 • E175 – 8

•       The contract expires on an individual aircraft basis beginning in 2015

•       The final aircraft expires in 2026

•       The weighted average remaining term of the aircraft under contract is 3.8 years

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

•       The contract expires on an individual aircraft basis beginning in 2014

•       The final aircraft expires in 2020

•       The weighted average remaining term of the aircraft under contract is 3.8 years

•       Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Prorate Agreement	• CRJ200 - 20 • EMB 120 - 27	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Capacity Purchase Agreement	• CRJ 700 - 9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Express Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Express Agreement	• CRJ 200 - 10 • CRJ 900 - 4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Express Prorate Agreement	• CRJ 200 - 1	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Capacity Purchase Agreement	• CRJ 200 - 12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Prorate Agreement	• CRJ 200 - 4	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Capacity Purchase Agreement	• CRJ 200 - 11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

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

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the six months ended June 30, 2014, the Company granted options to purchase 248,008 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2014.

Expected annual dividend rate	1.33%
Risk-free interest rate	1.50%
Average expected life (years)	5.8
Expected volatility of common stock	0.427
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.41

During the six months ended June 30, 2014, the Company granted 305,212 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a common share of stock. Additionally, during the six months ended June 30, 2014, the Company granted 44,631 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $12.10 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2014 and 2013, the Company recorded pre-tax share-based compensation expense of $1.1 million and $1.1 million, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded pre-tax share-based compensation expense of $2.8 million and $2.4 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three and six months ended June 30, 2014, options to acquire 3,279,000 and 3,112,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the three and six months ended June 30, 2013, options to acquire 3,298,000 and 3,368,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Numerator
Net Income (loss)	$(14,737)	$20,720	$(37,624)	$23,955

Denominator
Weighted average number of common shares outstanding	51,183	51,881	51,310	51,822
Effect of outstanding share-based awards	—	666	—	700
Weighted average number of shares for diluted net income per common share	51,183	52,547	51,310	52,522

Basic earnings (loss) per share	$(0.29)	$0.40	$(0.73)	$0.46
Diluted earnings (loss) per share	$(0.29)	$0.39	$(0.73)	$0.46

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended June 30, 2014 and 2013 (in thousands).

	Three months ended June 30, 2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	475,501	340,599	474	816,574
Operating expense	433,551	369,891	(112)	803,330
Depreciation and amortization expense	41,958	22,294	—	64,252
Interest expense	10,661	4,743	734	16,138
Segment profit (loss)(1)	31,289	(34,035)	(148)	(2,894)
Identifiable intangible assets, other than goodwill(2)	—	13,873	—	13,873
Total assets (2)	2,688,143	1,591,698	—	4,279,841
Capital expenditures (including non-cash)	234,986	7,374	—	242,360

	Three months ended June 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	463,068	375,588	474	839,130
Operating expense	411,917	374,431	2,227	788,575
Depreciation and amortization expense	38,839	22,335	—	61,174
Interest expense	11,227	5,362	937	17,526
Segment profit (loss)(1)	39,924	(4,205)	(2,690)	33,029
Identifiable intangible assets, other than goodwill(3)	—	16,123	—	16,123
Total assets(3)	2,656,855	1,583,215	—	4,240,070
Capital expenditures (including non-cash)	21,952	11,473	—	33,425

(1)                                 Segment profit (loss) is equal to operating income less interest expense

(2)                                 As of June 30 ,2014

(3)                                 As of June 30, 2013

The following represents the Company’s segment data for the six-month periods ended June 30, 2014 and 2013 (in thousands).

	Six months ended June 30, 2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	922,543	665,469	948	1,588,960
Operating expense	859,193	744,317	(20)	1,603,490
Depreciation and amortization expense	81,958	44,609	—	126,567
Interest expense	20,687	9,618	1,509	31,814
Segment profit (loss)(1)	42,663	(88,466)	(541)	(46,344)
Identifiable intangible assets, excluding goodwill(2)	—	13,873	—	13,873
Total assets(2)	2,688,143	1,591,698	—	4,279,841
Capital expenditures (including non-cash)	282,842	14,666	—	297,508

	Six months ended June 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	912,413	727,336	2,868	1,642,617
Operating expense	826,683	746,174	3,642	1,576,499
Depreciation and amortization expense	77,464	44,710	—	122,174
Interest expense	22,723	10,825	1,943	35,491
Segment profit (loss)(1)	63,007	(29,663)	(2,717)	30,627
Identifiable intangible assets, other than goodwill(3)	—	16,123	—	16,123
Total assets(3)	2,656,855	1,583,215	—	4,240,070
Capital expenditures (including non-cash)	44,362	19,351	—	63,713

(1)                                 Segment profit (loss) is equal to operating income less interest expense

(2)                                 As of June 30, 2014

(3)                                 As of June 30, 2013

Note F — Commitments and Contingencies

As of June 30, 2014, the Company leased 554 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2014 (in thousands):

July through December 2014	$151,855
2015	342,342
2016	267,269
2017	197,603
2018	153,301
Thereafter	571,781
$1,684,151

During the six months ended June 30, 2014, the Company took delivery of eight E175 aircraft and initially financed the aircraft through the issuance of $187.4 million of interim debt.  The Company anticipates it will refinance these eight E175 under long-term lease arrangements by the end of 2014 and the interim debt will be retired.  When the interim debt on these eight E175s is retired and the aircraft are financed with long-term lease arrangements, the Company anticipates it will receive back approximately $34.0 million of initial down payments  associated with the interim debt financing.

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

As of June 30, 2014 and December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2		Level 3

Marketable Securities
Bonds and bond funds	$384,800	$—	$384,800		$—
Asset backed securities	144	—	144		—
	384,944	—	384,944		—

Cash, Cash Equivalents and Restricted Cash	82,011	82,011	—		—
Other Assets	2,265	—	—	(a)	2,265
Total Assets Measured at Fair Value	$469,220	$82,011	$384,944		$2,265

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2		Level 3

Marketable Securities
Bonds and bond funds	$487,049	$—	$487,049		$—
Asset backed securities	190	—	190		—
	487,239	—	487,239		—

Cash, Cash Equivalents and Restricted Cash	182,855	182,855	—		—
Other Assets	2,245	—	—	(a)	2,245
Total Assets Measured at Fair Value	$672,339	$182,855	$487,239		$2,245

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2014.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2014	$2,245
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	20
Transferred out	—
Settlements	—
Balance at June 30, 2014	$2,265

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,605.7 million as of June 30, 2014, as compared to the carrying amount of $1,569.7 million as of June 30, 2014. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,509.2 million as of December 31, 2013, as compared to the carrying amount of $1,470.6 million as of December 31, 2013.

Note H — Income Taxes

For various reasons, including the disproportionate increase in expenses with limited tax deductibility relative to the Company’s projected pre-tax results for the year ending December 31, 2014, the Company is currently unable to make a reliable estimate of its annual effective tax rate (“ETR”).  As a result, the Company has utilized its actual ETR for the six months ended June 30, 2014.  Utilizing this approach, the Company recorded an income tax benefit of $10,551 for the six months ended June 30, 2014.  Because the Company previously recorded an income tax benefit of $20,287 during the three months ended March 31, 2014, income tax expense of $9,736 was recorded during the three months ended June 30, 2014.  The income tax provision for the three months ended June 30, 2014 includes a valuation allowance of $4,988 for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2014, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified the Company, SkyWest Airlines and Atlantic Southeast of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of those IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, the Company has not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of June 30, 2014, the Company had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

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

On August 4, 2014, the parties executed a confidential settlement agreement resolving all disputed issues in the State Court Complaint. The financial impact of the settlement approximated the amount accrued by the Company prior to the settlement agreement.

Note J — Special charges

In connection with the acquisition of ExpressJet Delaware, the Company acquired an aircraft paint facility in Saltillo, Mexico, and recorded a foreign value added tax (VAT) asset attributed to the paint facility.  The realizability of the VAT asset is dependent upon the Company’s future utilization of the facility.  During the three months ended June 30, 2014, the Company wrote-off the VAT asset value of $2.5 million as the Company is no longer using the paint facility. Additionally, the Company is actively marketing the paint facility for sale and during the three months ended June 30, 2014, based on the Company’s estimated realizable value of the facility, the Company wrote down the value of the paint facility by $2.2 million.

Note K — Recent Accounting Pronouncement

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company’s management is currently evaluating the impact, if any, the adoption of this standard will have on the Company’s Consolidated Financial Statements.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six month periods ended June 30, 2014 and 2013. Also discussed is our financial position as of June 30, 2014 and December 31, 2013. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six-month periods ended June 30, 2014, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the following section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions, and other statements that are not historical facts.  You should also keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will likely vary, and may vary materially, from those anticipated, estimated, projected or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of June 30, 2014, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 4,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2014, we operated a combined fleet of 757 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	E175	EMB120	Total
United	95	242	9	70	—	8	36	460
Delta	112	—	—	60	60	—	9	241
American	27	—	—	—	—	—	—	27
US Airways	11	—	—	—	4	—	—	15
Alaska	—	—	—	9	—	—	—	9
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Unassigned (a)	3	—	—	—	—	—	—	3
Total	250	242	9	139	64	8	45	757

(a)         As of June 30, 2014, these aircraft were in transition between flying contracts with major partners.

For the six months ended June 30, 2014, approximately 60.7% of our aggregate capacity was operated for United, approximately 32.5% was operated for Delta, approximately 3.0% was operated for American, approximately 2.0% was operated for Alaska and approximately 1.7% was operated for US Airways.

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

Under our fixed-fee arrangements, three compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. One compensation component is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. If we purchase fuel directly from vendors, our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact the comparability of our fuel expense and our passenger revenue during the period equally, with no impact on our operating income.

The second compensation component is the reimbursement of landing fees and station rents, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for landing fees and station rent expense incurred under each of our existing fixed-fee contracts, and we record such reimbursements as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to airport authorities on flights we operated under our fixed-fee contracts, which impacts the comparability of revenue and operating expense for the periods presented in this Report.

The third compensation component is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United, American, US Airways and Alaska fixed-fee contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to compensate us for engine maintenance costs (“Fixed-Rate Engine Contracts”). Under the compensation structure for our Delta Connection and ExpressJet United CPA flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred (“Directly-Reimbursed Engine Contracts”). We use the direct- expense method of accounting for our Bombardier CRJ200 Regional Jet (“CRJ200”) engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

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

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the six months ended June 30, 2014, contract flying revenue and pro-rate revenue represented approximately 89% and 11%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Second Quarter Summary

We had total operating revenues of $816.6 million for the three months ended June 30, 2014, a 2.7% decrease, compared to total operating revenues of $839.1 million for the three months ended June 30, 2013. We had a net loss of $14.7 million, or $0.29 per diluted share, for the three months ended June 30, 2014, compared to net income of $20.7 million or $0.39 per diluted share, for the three months ended June 30, 2013.

The significant items affecting our financial performance during the three months ended June 30, 2014 are summarized below:

Revenue

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses.  Excluding the impact of the expenses incurred for fuel, landing fees, station rents and engine maintenance expense and associated reimbursements from our major partners, our passenger revenues decreased from $742.5 million for the three months ended June 20, 2013 to $740.2 million for the three months ended June 30, 2014, or by $2.3 million or 0.3%.  This decrease was primarily due to a decrease in production, including a 6.8% decrease in the number of departures and an accompanying decrease in block hour production of 5.0% for the three months ended June 30, 2014 compared to the same period for 2013.  Block hour production is a significant driver of revenue in our flying contracts with our major partners.  We also achieved lower contract performance incentives in 2014 under our flying contracts and had negative invoice reconciliation true-ups under our flying contracts.  The decrease in passenger revenues was not as significant as the decrease in production and these other items, due primarily to annual inflation rate increases included in our flying contracts.

Operating and Other Expense Related Items

Salaries, wages and employee benefits increased $10.5 million, or 3.5%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in salaries, wages and employee benefits was primarily due to increased pilot training costs associated with the implementation of the Airline Safety and Pilot Training Improvement Act of 2009 (the “Improvement Act”) and due to higher pilot attrition. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and in turn, had a negative effect on pilot scheduling and work hours, which we expect will continue in future periods.

Other operating expenses, which primarily consist of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $13.0 million, or 22.8%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in other expenses during the three months ended June 30, 2014 was primarily due to an increase in crew hotels and simulator training due to the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, increased our pilot simulator training costs and lodging expenses required for our crews.

For various reasons, including the disproportionate increase in expenses with limited tax deductibility relative to our projected pre-tax results for the year ending December 31, 2014, we are currently unable to make a reliable estimate of our annual effective tax rate (“ETR”).  As a result, we have utilized our actual ETR for the six months ended June 30, 2014.  Utilizing this approach, we recorded an income tax benefit of $10.6 million for the six months ended June 30, 2014.  Because we previously recorded an income tax benefit of $20.3 million during the three months ended March 31, 2014, income tax expense of $9.7 million was recorded during the three months ended June 30, 2014.  The income tax provision for the three months ended June 30, 2014 includes a valuation allowance of $5.0 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.

Additionally, during the three months ended June 30, 2014, we wrote-off $2.5 million of a foreign value added tax asset associated with our aircraft paint facility in Saltillo as we are no longer using the paint facility and we are actively marketing the paint facility for sale and wrote down the value of the paint facility by $2.2 million based on our estimated realizable value of the facility. We also incurred a loss on disposal of $2.6 million of ground handling equipment and other long-term assets during the three months ended June 30, 2014.

Other Items

On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new Embraer E175 dual-class regional jet aircraft (“E175”). Under the agreement, we introduced the first six of the aircraft into service during the three months ended June 30, 2014, with deliveries scheduled to continue to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.  During the three months ended June 30, 2014, SkyWest Airlines took delivery of seven E175 to be operated under the United Express Agreement.

Under the ExpressJet Delaware United Express Agreement, 26 ERJ145 aircraft and 9 ERJ135 aircraft have contract terminations scheduled for the second half of 2014.  We do not currently anticipate that we will reach an agreement with United to extend the flying contract term with these aircraft and ExpressJet will return these aircraft to United.  We do not anticipate the termination of these aircraft will have a material negative effect on our financial results.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2013, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2013.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. It is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

Results of Operations

Our Business Segments

For the three months ended June 30, 2014 and 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended June 30, (dollar amounts in thousands)
	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$475,501	$463,068	$12,433	2.7%
ExpressJet Operating Revenues	340,599	375,588	(34,989)	(9.3)%
Other Operating Revenues	474	474	—	0.0%
Total Operating Revenues	$816,574	$839,130	$(22,556)	(2.7)%
Airline Expenses:
SkyWest Airlines Expense	$444,212	$423,144	$21,068	5.0%
ExpressJet Expense	374,634	379,793	(5,159)	(1.4)%
Other Airline Expense	622	3,164	(2,542)	(80.3)%
Total Airline Expense(1)	$819,468	$806,101	$13,367	1.7%
Segment profit (loss):
SkyWest Airlines segment profit	$31,289	$39,924	$(8,635)	(21.6)%
ExpressJet segment loss	(34,035)	(4,205)	(29,830)	709.4%
Other profit	(148)	(2,690)	2,542	(94.5)%
Total Segment profit (loss)	$(2,894)	$33,029	$(35,923)	(108.8)%
Interest Income	511	870	(359)	(41.3)%
Other	(2,618)	(187)	(2,431)	1,300.0%
Consolidated Income (Loss) before taxes	$(5.001)	$33,712	$(38,713)	(114.8)%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $8.6 million, or 21.6%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with our contract flying, which is reflected in operating revenues, SkyWest Airlines operating revenue increased by $20.6 million or 5.3 % during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase was primarily due to increased pro-rate operations, and includes government subsidies.  This increase in revenue related to our pro-rate operations was substantially offset by direct operating costs associated with the pro-rate operations.

•                  SkyWest Airlines salaries, wages and employee benefits increased $8.6 million or 6.1% during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased inefficiencies associated with the implementation of the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours. Additionally, pilot training costs increased during the three months ended June 30, 2014 compared to the prior comparable period due to the deliveries of eight E175 through June 30, 2014.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls increased by $6.8 million, or 11.3%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss increased $29.8 million, or 709.4%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with our contract flying, which is reflected in operating revenues, ExpressJet Airlines operating revenue decreased by $17.7 million, or 6.5%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The decrease in operating revenue was primarily due to a reduction in the ExpressJet fleet size and related decrease in block hour production of 25,000, or 7.6%, from the three months ended June 30, 2013 to the three months ended June 30, 2014.  Block hour production is a significant driver of revenue in our flying contracts with our major partners.  ExpressJet also achieved lower contract performance incentives in 2014 under its flying contracts and had negative invoice reconciliation true-ups under those contracts.

•                  ExpressJet’s salaries, wages and employee benefits increased $1.9 million, or 1.2%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased pilot inefficiencies associated with the implementation of the Improvement Act (and associated regulations) and due to higher training costs caused by higher pilot attrition during the three months ended June 30, 2014 compared to the prior comparable period.

•                  ExpressJet’s lodging, per diem and simulator expenses increased $6.4 million, or 29.1%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013, primarily due to increased training costs to comply with the Improvement Act and higher weather cancellations that resulted in higher lodging and crew per diem costs.

•                  ExpressJet wrote-off $2.5 million of a foreign value added tax asset associated with our aircraft paint facility in Saltillo and ExpressJet wrote down the value of the paint facility by $2.2 million.

Three Months Ended June 30, 2014 and 2013

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2014		2013		% Change
Revenue passenger miles (000)	8,165,616		8,274,906		(1.3)%
Available seat miles (“ASMs”) (000)	9,736,819		10,065,109		(3.3)%
Block hours	579,072		609,711		(5.0)%
Departures	349,022		374,486		(6.8)%
Passengers carried	15,358,722		15,789,276		(2.7)%
Passenger load factor	83.9%		82.2%		1.7	Pts
Revenue per available seat mile	8.4	¢	8.3	¢	1.2%
Cost per available seat mile	8.4	¢	8.0	¢	5.0%
Cost per available seat mile excluding fuel	7.8	¢	7.5	¢	4.0%
Fuel cost per available seat mile	0.6	¢	0.5	¢	20.0%
Average passenger trip length (miles)	532		524		1.5%

Revenues.  Total operating revenues decreased $22.6 million, or 2.7%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $23.3 million, during the three months ended June 30, 2014, from the three months ended June 30, 2013, due primarily to our major partners paying an increased volume of landing fees and station rents directly to airport authorities on flights we operated under our code-share agreements. The following table summarizes the amount of fuel, landing fees, station rents, de-ice and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2014	2013	$ Change	% Change
Passenger revenues	$800,548	$826,122	$(25,574)	(3.1)%
Less: Fuel reimbursement from major partners	24,621	22,604	2,017	8.9%
Less: Landing fee and station rent reimbursements from major partners	6,359	32,204	(25,845)	(80.3)%
Less: Engine overhaul reimbursement from major partners	29,381	28,831	550	1.9%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$740,187	$742,483	$(2,295)	(0.3)%

Passenger revenues.  Passenger revenues decreased $25.6 million, or 3.1%, during three months ended June 30, 2014, compared to the three months ended June 30, 2013. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, decreased $2.3 million, or 0.3%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The balance of the decrease in passenger revenues was primarily due to a decrease in production, including a decrease in the number of departures of 6.8% and accompanying decrease in block hour production of 5.0% for the three months ended June 30, 2014 compared to the same period for 2013.  Block hour production is a significant driver of revenue in our flying contracts with our major partners.  We also achieved lower contract performance incentives in 2014 under our flying contracts and had negative invoice reconciliation true-ups under our flying contracts.

Ground handling and other.  Total ground handling and other revenues increased $3.0 million, or 23.2%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive loss under the heading “Operating Revenues—Ground handling and other.” The increase in ground handling and other revenues we generated during the quarter was primarily related to an increase in our ground handling for other airlines.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended June 30,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$58,018	$46,802	$11,216	24.0%	0.6	0.5
Salaries, wages and benefits	310,844	300,342	10,502	3.5%	3.2	3.0
Aircraft maintenance, materials and repairs	171,722	171,528	194	0.1%	1.8	1.7
Aircraft rentals	79,449	81,814	(2,365)	(2.9)%	0.8	0.8
Depreciation and amortization	64,252	61,174	3,078	5.0%	0.7	0.6
Station rentals and landing fees	12,244	36,998	(24,754)	(66.9)%	0.1	0.3
Ground handling services	32,314	33,117	(803)	(2.4)%	0.3	0.3
Special charges	4,713	—	4,713	100.0%	0.0	—
Other operating expenses	69,774	56,800	12,974	22.8%	0.7	0.6
Total operating expenses	803,330	788,575	14,755	1.9%	8.2	7.8
Interest	16,138	17,526	(1,388)	(7.9)%	0.2	0.2
Total airline expenses	$819,468	$806,101	$13,367	1.7%	8.4	8.0

Fuel.  Aircraft fuel increased $11.2 million, or 24.0%, during the three months ended June 30, 2014 compared to the three months ended June 30, 2013.  The increase in fuel cost was primarily due to the volume of fuel used in our increased pro-rate flying operation during the three months ended June 30, 2014 compared to the prior period of 2013.  The average fuel cost per gallon was $3.47 and $3.54 for the three month periods ended June 30, 2014 and 2013, respectively.

Salaries wages and employee benefits.  Salaries, wages and employee benefits increased $10.5 million, or 3.5%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in salaries, wages and employee benefits was primarily due to increased training costs associated with the deliveries of 8 E175s as of June 30, 2014 and the implementation of the Improvement Act and higher pilot attrition rates. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours and resulted in an increase in pilot counts.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $0.2 million, or 0.1%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$171,722	$171,528	$194	0.1%
Less: Engine overhaul reimbursed from major partners	29,381	28,831	550	1.9%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	4,571	10,626	(6,055)	(57.0)%
Other aircraft maintenance, materials and repairs	$137,770	$132,071	$5,699	4.3%

Other aircraft maintenance, materials and repairs, increased $5.7 million, or 4.3%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in aircraft maintenance expense excluding engine overhaul costs, for the three months ended June 30, 2014, compared to the three months ended June 30, 2013, was primarily due to an increase in the number of scheduled maintenance events and aircraft parts replacement primarily concentrated at SkyWest Airlines.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended June 30, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $6.0 million compared to the three months ended June 30, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partners at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our Consolidated Statements of Comprehensive Income (Loss).

Aircraft rentals.  Aircraft rentals decreased $2.4 million, or 2.9%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease was primarily due to a decline in aircraft lease renewals subsequent to July 1, 2013.

Depreciation and amortization.  Depreciation and amortization expense increased $3.1 million, or 5.0%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase in depreciation and amortization expense was primarily due to our purchase of new and used aircraft and engines since July 1, 2013.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $24.8 million, or 66.9%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying an increased amount of station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense decreased $0.8 million, or 2.4%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The decrease in ground handling service expense was primarily due to our major partners paying an increased amount of ground handling service fees directly to the applicable airports.

Special charges.  In connection with the acquisition of ExpressJet Delaware, we acquired an aircraft paint facility in Saltillo, Mexico, and recorded a foreign value added tax (VAT) asset attributable to the paint facility.  The realizability of the VAT asset is dependent upon our future utilization of the facility.  During the three months ended June 30, 2014, we wrote-off  the VAT asset value of $2.5 million as we are no longer using the paint facility.  Additionally, we are actively marketing the paint facility for sale and we wrote down the value of the paint facility by $2.2 million based on our estimated realizable value of the facility.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $13.0 million, or 22.8%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The increase in other expenses during the three months ended June 30, 2014 was primarily due to an increase in expense attributable to crew hotels and simulator training due to the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $13.4 million, or 1.7%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2014	2013	$ Change	% Change
Total airline expense	$819,468	$806,101	$13,367	1.7%
Less: Fuel expense	58,018	46,802	11,216	24.0%
Less: Engine overhaul reimbursement from major partners	29,381	28,831	550	1.9%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	4,571	10,626	(6,055)	(57.0)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$727,498	$719,842	$7,656	1.1%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $7.7 million, or 1.1%, during the three months ended June 30, 2014, compared to the three months ended June 30, 2013. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other expense, net.  Other expense, net, increased $2.4 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.  The increase was primarily attributable to losses incurred on the disposal of ground handling equipment and other long term assets of $2.6 million during the three months ended June 30, 2014.

Provision for income taxes. For the three and six months ended June 30, 2014, we recorded an income tax provision of $9.7 million and an income tax benefit of $10.6 million, respectively.  Due to various factors, including the disproportionate increase in expenses with limited tax deductibility relative to our projected pre-tax results for the year ending December 31, 2014, we cannot make a reliable estimate of our effective tax rate.  As a result, we utilized our actual effective tax rate for the six months ended June 30, 2014.  Under this approach, we recorded an income tax benefit of $10.6 million for the six months ended June 30, 2014.  Because we previously recorded an income tax benefit of $20.3 million during the three months ended March 31, 2014, we recorded an income tax provision of $9.7 million during the three months ended June 30, 2014. The income tax provision for the three months ended June 30, 2014 includes a valuation allowance of $5.0 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.  See note H - Income Taxes, in Item 1 of this Report for more information regarding our effective tax rate.

Net income (loss).  Primarily due to factors described above, we generated a net loss of $14.7 million, or $0.29 per diluted share, for the three months ended June 30, 2014, compared to net income of $20.7 million, or $0.39 per diluted share, for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 and 2013

Our Business Segments

For the six months ended June 30, 2014 and 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the six months ended June 30, (dollar amounts in thousands)
	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$922,543	$912,413	$10,130	1.1%
ExpressJet Operating Revenues	665,469	727,336	(61,867)	(8.5)%
Other Operating Revenues	948	2,868	(1,920)	(66.9)%
Total Operating Revenues	$1,588,960	$1,642,617	$(53,657)	(3.3)%
Airline Expenses:
SkyWest Airlines Expense	$879,880	$849,406	$30,474	3.6%
ExpressJet Expense	753,935	756,999	(3,064)	(0.4)%
Other Airline Expense	1,489	5,585	(4,096)	(73.3)%
Total Airline Expense(1)	$1,635,304	$1,611,990	$23,314	1.4%
Segment profit (loss):
SkyWest Airlines segment profit	$42,663	$63,007	$(20,344)	(32.3)%
ExpressJet segment loss	(88,466)	(29,663)	(58,803)	198.2%
Other profit	(541)	(2,717)	2,176	(80.1)%
Total Segment profit (loss)	$(46,344)	$30,627	$(76,971)	(244.2)%
Interest Income	1,060	2,597	(1,537)	(59.2)%
Other	(2,891)	5,852	(8,743)	(149.4)%
Consolidated Income (Loss) before taxes	$(48,175)	$39,076	$(87,251)	(217.7)%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $20.3 million, or 32.3%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with contract flying, which is reflected in operating revenues, SkyWest Airlines operating revenue increased by $28.7 million or 3.8%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase was primarily due increased pro-rate operations, which includes government subsidies.  This increase in revenue was substantially offset by direct operating costs associated with the pro-rate operations.

•                  SkyWest Airlines salaries, wages and employee benefits increased $18.0 million, or 6.4% during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased pilot counts and related training costs and the implementation of the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls increased by $12.3 million, or 8.6%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The increase was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss increased $58.8 million, or 198.2%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with contract flying, which is reflected in operating revenues, ExpressJet’s operating revenue decreased by $33.9 million, or 6.4%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The decrease in operating revenue was primarily due to a decrease of approximately 37,000 flights, or 9.2%, and approximately 46,000 block hours, or 7.1%, from the six months ended June 30, 2013 to the six months ended June 30, 2014.  The decrease in completed flights was primarily due to severe weather experienced during the six months ended June 30, 2014.  ExpressJet also achieved lower performance incentives under its contract flying arrangements and had negative invoice reconciliation true-ups under our flying contracts during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.

•                  ExpressJet’s salaries, wages and employee benefits increased $12.8 million, or 4.0%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased pilot counts and related training costs to comply with the Improvement Act.  Additionally, the increased number of weather cancellations resulted in significant crew inefficiencies, during the six months ended June 30, 2014.

•                  ExpressJet’s lodging, per diem and simulator expenses increased $11.1 million, or 25.6%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013, primarily due to increased training costs to comply with the Improvement Act and higher weather cancellations that resulted in higher lodging and crew per diem costs.

•                  ExpressJet wrote-off $2.5 million of a foreign value added tax asset associated with our aircraft paint facility in Saltillo and ExpressJet wrote down the value of the paint facility by $2.2 million.

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2014		2013		% Change
Revenue passenger miles (000)	15,441,216		15,519,541		(0.5)%
Available seat miles (“ASMs”) (000)	18,729,769		19,259,418		(2.8)%
Block hours	1,125,885		1,181,702		(4.7)%
Departures	674,346		724,738		(7.0)%
Passengers carried	28,992,137		29,822,450		(2.8)%
Passenger load factor	82.4%		80.6%		1.8	Pts
Revenue per available seat mile	8.5	¢	8.5	¢	0.0%
Cost per available seat mile	8.7	¢	8.4	¢	3.6%
Cost per available seat mile excluding fuel	8.1	¢	7.9	¢	2.5%
Fuel cost per available seat mile	0.6	¢	0.5	¢	20.0%
Average passenger trip length (miles)	533		520		2.5%

Revenues.  Total operating revenues decreased $53.7 million, or 3.3%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $41.8 million, during the six months ended June 30, 2014, from the six months ended June 30, 2013, due primarily to our major partners paying for an increased volume of landing fees and station rents directly to airport authorities on flights we operated under our code-share agreements The following table summarizes the amount of fuel, landing fees, station rents, deice and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2014	2013	$ Change	% Change
Passenger revenues	$1,556,187	$1,611,993	$(55,806)	(3.5)%
Less: Fuel reimbursement from major partners	47,110	47,283	(173)	(0.4)%
Less: Landing fee and station rent reimbursements from major partners	13,166	61,275	(48,109)	(78.5)%
Less: Engine overhaul reimbursement from major partners	63,554	57,116	6,438	11.3%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$1,432,357	$1,446,319	$(13,962)	(1.0)%

Passenger revenues.  Passenger revenues decreased $55.8 million, or 3.5%, during six months ended June 30, 2014, compared to the six months ended June 30, 2013. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, decreased $14.0 million, or 1.0%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The balance of the decrease in passenger revenues was primarily related to a decrease in production, including a decrease in the number of departures of 7.0% and accompanying decrease in block hour production of 4.7% for the three months ended June 30, 2014 compared to the same period for 2013.  Block hour production is a significant driver of revenue in our flying contracts with our major partners.  The significant number of weather cancellations we incurred during the three months ended March 31, 2014 compared to the three months ended March 31, 2013 negatively impacted our year-to-date June 30, 2014 block hour production. We also achieved lower contract performance incentives in 2014 under our flying contracts and had negative invoice reconciliation true-ups under our flying contracts.

Ground handling and other.  Total ground handling and other revenues increased $2.1 million, or 7.0%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive loss under the heading “Operating Revenues—Ground handling and other.” The increase in ground handling revenues we generated during the six-month ended June 30, 2014 was primarily related to an increase in our ground handling for other airlines.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the six months ended June 30,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$105,243	$96,483	$8,760	9.1%	0.6	0.5
Salaries, wages and benefits	628,486	597,738	30,748	5.1%	3.4	3.1
Aircraft maintenance, materials and repairs	349,984	338,684	11,300	3.3%	1.9	1.8
Aircraft rentals	159,783	164,402	(4,619)	(2.8)%	0.9	0.9
Depreciation and amortization	126,567	122,174	4,393	3.6%	0.7	0.6
Station rentals and landing fees	24,438	71,086	(46,648)	(65.6)%	0.1	0.4
Ground handling services	69,332	67,694	1,638	2.4%	0.4	0.3
Special charges	4,713	—	4,713	100%	0.0	—
Other operating expenses	134,944	118,239	16,704	14.1%	0.7	0.6
Total operating expenses	1,603,490	1,576,500	26,990	1.7%	8.5	8.2
Interest	31,814	35,491	(3,677)	(10.4)%	0.2	0.2
Total airline expenses	$1,635,304	$1,611,991	$23,313	1.4%	8.7	8.4

Fuel.  Aircraft fuel increased $8.8 million, or 9.1%, during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  The increase in fuel cost was primarily due to the volume of fuel used in our increased pro-rate flying operation during the six months ended June 30, 2014 compared to the prior period of 2013.  The average fuel cost per gallon was $3.48 and $3.72 for the six month period ended June 30, 2014 and 2013, respectively.

Salaries wages and employee benefits.  Salaries, wages and employee benefits increased $30.7 million, or 5.1%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in salaries, wages and employee benefits was primarily due to increased training costs and the implementation of the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours and resulted in an increase in pilot counts.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $11.3 million, or 3.3%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$349,984	$338,684	$11,300	3.3%
Less: Engine overhaul reimbursed from major partners	63,554	57,116	6,438	11.3%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	11,323	20,670	(9,347)	(45.2)%
Other aircraft maintenance, materials and repairs	$275,107	$260,898	$14,209	5.4%

Other aircraft maintenance, materials and repairs, increased $14.2 million, or 5.4%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in aircraft maintenance expense excluding engine overhaul costs, for the six months ended June 30, 2014, compared to the six months ended June 30, 2013, was primarily due to an increase in the number of scheduled maintenance events and aircraft parts replacement primarily concentrated at SkyWest Airlines.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the six months ended June 30, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $9.3 million compared to the six months ended June 30, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partners at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).

Aircraft rentals.  Aircraft rentals decreased $4.6 million, or 2.8%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease was primarily due to a decline in aircraft lease renewal rates subsequent to July 1, 2013.

Depreciation and amortization.  Depreciation and amortization expense increased $4.4 million, or 3.6%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The increase in depreciation and amortization expense was primarily due to our purchase of used aircraft and engines since July 1, 2013.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $46.7 million, or 65.6%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying an increased amount of station rents and landing fees directly to the applicable airports.

Ground handling service.  Ground handling service expense increased $1.6 million, or 2.4%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions of several prorate stations.

Special charges.  In connection with the acquisition of ExpressJet Delaware, we acquired an aircraft paint facility in Saltillo, Mexico, which included a foreign value added tax (VAT) asset attributable to the paint facility.  The realizability of the VAT asset is dependent upon our future utilization of the facility.  During the three and six months ended June 30, 2014, we wrote-off the VAT asset value of $2.5 million as we are no longer using the paint facility.  Additionally, we are actively marketing the paint facility for sale and we wrote down the value of the paint facility by $2.2 million based on our estimated realizable value during the three and six months ended June 30, 2014.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $16.7 million, or 14.1%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in other expenses during the six months ended June 30, 2014 was primarily due to an increase expense attributable to crew hotels and simulator training due to the Improvement Act. The implementation of the Improvement Act (and associated regulations) increased our compliance and FAA reporting obligations, and, in turn, had a negative effect on pilot scheduling and work hours.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $23.3 million, or 1.4%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2014	2013	$ Change	% Change
Total airline expense	$1,635,304	$1,611,991	$23,313	1.4%
Less: Fuel expense	105,243	96,483	8,760	9.1%
Less: Engine overhaul reimbursement from major partners	63,554	57,116	6,438	11.3%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	11,323	20,670	(9,347)	(45.2)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$1,455,184	$1,437,722	$17,462	1.2%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $17.5 million, or 1.2%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The percentage increase in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other expenses, net.  Other expenses, net, increased $8.7 million during the six months ended June 30, 2014, compared to the six months ended June 30, 2013.  The increase was primarily attributable to the termination of our sub-lease with Air Mekong, and our recognition of $5.1 million of maintenance deposits we realized in connection with the sub-lease termination during the six months ended June 30, 2013.  Additionally, the increase was also attributable to losses incurred on the disposal of ground handling equipment and other long term assets during the six months ended June 30, 2014 of $2.9 million.

Provision for income taxes. For the three and six months ended June 30, 2014, we recorded an income tax provision of $9.7 million and an income tax benefit of $10.6 million, respectively.  Due to various factors, including the disproportionate increase in expenses with limited tax deductibility relative to our projected pre-tax results for the year ending December 31, 2014, we cannot make a reliable estimate of our effective tax rate.  As a result, we utilized our actual effective tax rate for the six months ended June 30, 2014.  Because we previously recorded an income tax benefit of $20.3 million during the three months ended March 31, 2014, we recorded an income tax provision of $9.7 million during the three months ended June 30, 2014. The income tax provision for the six months ended June 30, 2014 includes a valuation allowance of $5.5 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.  See note H - Income Taxes, in Item 1 of this Report for more information regarding our effective tax rate.

Net income (loss).  Primarily due to factors described above, we generated a net loss of $37.6 million, or $0.73 per diluted share, for the six months ended June 30, 2014, compared to net income of $24.0 million, or $0.46 per diluted share, for the six months ended June 30, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2014 and 2013, and our total cash and marketable securities positions as of June 30, 2014 and December 31, 2013 (in thousands).

	For the six months ended June 30,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	32,489	$129,277	$(96,788)	(74.9)%
Net cash used in investing activities	(220,621)	(34,695)	(185,926)	535.9%
Net cash provided by (used in) financing activities	87,287	(87,808)	175,095	199.4%

	June 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$69,791	$170,636	$(100,845)	(59.1)%
Restricted cash	12,220	12,219	1	0.0%
Marketable securities	384,944	487,239	(102,295)	(21.0)%
Total	$466,955	$670,094	$(203,139)	(30.3)%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $96.8 million, or 74.9%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The decrease was primarily due to our loss before income taxes of $48.2 million for the six months ended June 30, 2014, compared to income before income taxes of $39.1 million for the six months ended June 30, 2013, representing a change in income before income taxes of $87.3 million for the comparable periods.  The remaining decrease was primarily due to changes in working capital account balances from December 31, 2013 to June 30, 2014 compared to the same periods in 2013.

Cash Flows from Investing Activities.

Net cash used in investing activities increased $185.9 million, or 535.9%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase in cash used in investing activities was primarily due to the acquisition of eight E175 aircraft, one used CRJ700 aircraft and related rotable spare assets, which represented an increase of $253.3 million during the six months ended June 30, 2014 compared to the six months ended June 30, 2013.  However, during the six months ended June 30, 2014, net sales of marketable securities provided  $52.3 million compared to the six months ended June 30, 2013.  Additionally, during the six months ended June 30, 2013, we made $24.2 million in aircraft deposits associated with the order of 40 E175 aircraft.  No additional aircraft deposits were made and no aircraft deposits were received during the six months ended June 30, 2014.  The remaining increase in cash flows from investing activities was primarily related to cash used for purchases of additional ground equipment and other investing activities.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $175.1 million or 199.4%, during the six months ended June 30, 2014, compared to the six months ended June 30, 2013. The increase was primarily related to proceeds from the issuance of long-term debt of $187.4 million associated with eight E175 aircraft acquired during the six months ended June 30, 2014.  However, during the six months ended June 30, 2014, we used $8.4 million to purchase treasury shares compared to $0.2 million during the six months ended June 30, 2013.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2014, our total capital mix was 49.8% equity and 50.2% long-term debt, compared to 52.6% equity and 47.4% long-term debt at December 31, 2013.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	July – 2014	2015	2016	2017	2018	Thereafter
Operating lease payments for aircraft and facility obligations	$1,684,151	$151,855	$342,342	$267,269	$197,603	$153,301	$571,781
Firm aircraft commitments	946,054	373,556	562,526	9,972	—	—	—
Interest commitments(A)	363,741	33,566	61,560	54,268	46,865	40,014	127,468
Principal maturities on long-term debt	1,569,721	95,260	195,916	199,953	173,764	151,373	753,455
Total commitments and obligations	$4,563,667	$654,237	$1,162,344	$531,462	$418,232	$344,688	$1,452,704

(A)                               At June 30, 2014, we had variable rate notes representing 36.2% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until we enter into capacity purchase agreements with other major airlines to operate the aircraft. We took delivery of the first eight E175s during the six months ended June 30, 2014. We anticipate that we will take delivery of the remaining E175s covered by the firm order through August 2015.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2014, we had 554 aircraft under lease with remaining terms ranging from one to 11.5 years. Future minimum lease payments due under all long-term operating leases were approximately $1.7 billion at June 30, 2014. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.3 billion at June 30, 2014.

Long-term Debt Obligations

As of June 30, 2014, we had $1.6 billion of long term debt obligations related to the acquisition of CRJ200s, CRJ700s, Bombardier CRJ900 Regional Jets and E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.3% at June 30, 2014.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the six months ended June 30, 2014, approximately 3% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $14.5 million in fuel expense for the six months ended June 30, 2014.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2014, we had variable rate notes representing 36.2% of our total long-term debt compared to 29.5% of our long-term debt at December 31, 2013. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.3 million in interest expense and received $1.3 million in additional interest income for the three months ended June 30, 2014. Based on this same hypothetical assumption, we would have incurred an additional $2.4 million in interest expense and received $2.8 million additional interest income for the six months ended June 30, 2013.  However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.3 million less in interest expense and received $1.3 million less in interest income for the three months ended June 30, 2014. Based upon this hypothetical example, we would have recognized $2.4 million less in interest expense and received $2.8 million less in interest income for the six months ended June 30, 2014. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2014.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of June 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2014, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations. However, the following is a significant outstanding legal matter, which if not resolved consistent with the position we have taken in such matter, would negatively impact our financial results.

SkyWest Airlines and ExpressJet v. Delta

During the quarter ended December 31, 2007, Delta notified SkyWest, SkyWest Airlines and Atlantic Southeast (now ExpressJet) of a dispute under the Delta Connection Agreements executed by Delta with SkyWest Airlines and Atlantic Southeast. The dispute relates to the allocation of liability for certain irregular operation (“IROP”) expenses paid by SkyWest Airlines and Atlantic Southeast (now ExpressJet) to their passengers and vendors under certain situations. During the period between the execution of the Delta Connection Agreements in September 2005 and December 2007, SkyWest Airlines and Atlantic Southeast passed through to Delta IROP expenses that were paid pursuant to Delta’s policies, and Delta accepted and reimbursed those expenses. Delta now claims it is obligated to reimburse only a fraction of the IROP expenses. As a result, Delta withheld a combined total of approximately $25 million (pre-tax) from one of the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast during December 2007. Since December 2007, Delta has continued to withhold payments from the weekly scheduled wire payments to SkyWest Airlines and Atlantic Southeast (now ExpressJet), and has disputed subsequent billings for IROP expenses. On February 1, 2008, SkyWest Airlines and Atlantic Southeast filed a Complaint in the Superior Court for Fulton County, Georgia (“Superior Court”) challenging Delta’s treatment of the matter and seeking recovery of the payments withheld by Delta and any future withholdings related to this issue. Delta filed an Answer to the SkyWest Airlines and Atlantic Southeast Complaint and a Counterclaim against SkyWest Airlines and Atlantic Southeast on March 24, 2008. Delta’s Counterclaim alleged that SkyWest Airlines and Atlantic Southeast breached the Delta Connection Agreements by invoicing Delta for IROP expenses that were paid pursuant to Delta’s policies, and claims only a portion of those expenses may be invoiced to Delta. Since July 1, 2008, we have not recognized revenue related to IROP expense reimbursements withheld by Delta because collection of those reimbursements is the subject of litigation and is not reasonably assured. As of June 30, 2014, we had recognized a cumulative total of $31.7 million of revenue associated with the funds withheld by Delta prior to July 1, 2008.

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

On August 4, 2014, the parties executed a confidential settlement agreement resolving all disputed issues in the State Court Complaint. The financial impact of the settlement approximated the amount accrued by us prior to the settlement agreement.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended June 30, 2014.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program

April 1 – April 30, 2014	299,250	12.71	299,250	5,956,920
May 1 - May 31, 2014	128,250	11.94	128,250	5,828,670
June 1 – June 30, 2014	—	—	—	5,828,670
Total	427,500	$12.48	427,500	5,828,670

(1)                                 Under resolutions adopted at various dates between February 2007 and August 2012, our Board of Directors authorized the repurchase of up to 25,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of June 30, 2014, we had spent approximately $347.1 million to repurchase approximately 19,171,330 shares of the 25,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. Effective September 14, 2012, our Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the “Stock Repurchase Plan”), which provides for the repurchase of up to 5,828,670 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Stock Repurchase Plan is scheduled to expire on October 15, 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2014.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer