Form 10-Q
period 2014-09-30
SKYWEST INC
filed 2014-11-03
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2014
Common stock, no par value	51,179,324

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30, 2014	December 31, 2013
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$151,393	$170,636
Marketable securities	392,690	487,239
Restricted cash	11,582	12,219
Income tax receivable	—	840
Receivables, net	92,662	111,186
Inventories, net	150,133	138,094
Prepaid aircraft rents	381,046	360,781
Deferred tax assets	132,789	156,050
Other current assets	24,798	27,392
Total current assets	1,337,093	1,464,437

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,504,659	4,080,886
Deposits on aircraft	40,000	40,000
Buildings and ground equipment	283,350	279,965
	4,828,009	4,400,851
Less-accumulated depreciation and amortization	(1,869,304)	(1,749,058)
Total property and equipment, net	2,958,705	2,651,793

OTHER ASSETS
Intangible assets, net	13,311	14,998
Other assets	88,523	101,991
Total other assets	101,834	116,989
Total assets	$4,397,632	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2014	2013
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$202,067	$177,389
Accounts payable	252,180	245,518
Accrued salaries, wages and benefits	133,744	133,002
Accrued aircraft rents	2,688	7,492
Taxes other than income taxes	23,477	19,626
Other current liabilities	45,755	37,437

Total current liabilities	659,911	620,464

OTHER LONG-TERM LIABILITIES	47,730	76,305

LONG-TERM DEBT, net of current maturities	1,467,506	1,293,179

DEFERRED INCOME TAXES PAYABLE	718,719	727,358

DEFERRED AIRCRAFT CREDITS	74,696	80,974

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 78,089,208 and 77,322,304 shares issued, respectively	624,810	618,511
Retained earnings	1,195,351	1,197,819
Treasury stock, at cost, 26,765,386 and 26,095,636 shares, respectively	(391,364)	(382,950)
Accumulated other comprehensive income	273	1,559
Total stockholders’ equity	1,429,070	1,434,939
Total liabilities and stockholders’ equity	$4,397,632	$4,233,219

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
OPERATING REVENUES:
Passenger	$815,867	$836,890	$2,372,054	$2,448,883
Ground handling and other	18,766	13,850	51,538	44,474
Total operating revenues	834,633	850,740	2,423,592	2,493,357
OPERATING EXPENSES:
Salaries, wages and benefits	315,766	306,887	944,253	904,625
Aircraft maintenance, materials and repairs	159,920	176,822	509,905	515,506
Aircraft rentals	72,899	80,928	232,682	245,330
Depreciation and amortization	65,822	61,135	192,389	183,309
Aircraft fuel	49,177	49,656	154,420	146,139
Ground handling services	31,114	30,541	100,446	98,235
Station rentals and landing fees	12,290	29,473	36,729	100,559

Special charges (see Note J)	—	—	4,713	—
Other operating expenses	68,565	59,124	203,507	177,363
Total operating expenses	775,553	794,566	2,379,044	2,371,066
OPERATING INCOME	59,080	56,174	44,548	122,291
OTHER INCOME (EXPENSE):
Interest income	2,549	567	3,608	3,164
Interest expense	(16,883)	(16,999)	(48,697)	(52,490)
Other, net	23,598	4,625	20,709	10,477
Total other income (expense), net	9,264	(11,807)	(24,380)	(38,849)
INCOME BEFORE INCOME TAXES	68,344	44,367	20,168	83,442
PROVISION FOR INCOME TAXES	27,006	17,973	16,455	33,094
NET INCOME	$41,338	$26,394	$3,713	$50,348

BASIC EARNINGS PER SHARE	$0.81	$0.51	$0.07	$0.97
DILUTED EARNINGS PER SHARE	$0.79	$0.50	$0.07	$0.96
Weighted average common shares:
Basic	51,322	51,881	51,324	51,841
Diluted	52,036	52,610	51,562	52,551

Dividends declared per share	$0.04	$0.04	$0.12	$0.12

COMPREHENSIVE INCOME:
Net income	$41,338	$26,394	$3,713	$50,348
Proportionate share of other companies foreign currency translation adjustment, net of taxes	(1,130)	67	(1,130)	67
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(222)	363	(157)	(137)
TOTAL COMPREHENSIVE INCOME	$39,986	$26,824	$2,426	$50,278

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine Months Ended September 30
	2014	2013

NET CASH PROVIDED BY OPERATING ACTIVITIES	$186,369	$251,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(198,690)	(328,442)
Sales of marketable securities	293,056	443,950
Proceeds from the sale of equipment	3,468	270
Proceeds received from sale of Trip Linhas Aereas stock	17,237	16,658
Acquisition of property and equipment:
Aircraft and rotable spare parts	(479,451)	(70,246)
Deposits on aircraft	—	(35,629)
Buildings and ground equipment	(16,017)	(8,847)
Increase in other assets	(12,218)	(3,710)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(392,615)	14,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	323,665	—
Principal payments on long-term debt	(124,660)	(117,850)
Tax benefit (deficiency) from exercise of common stock options	(1,245)	(150)
Net proceeds from issuance of common stock	3,831	4,510
Purchase of treasury stock	(8,414)	(11,739)
Payment of cash dividends	(6,174)	(6,207)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	187,003	(131,436)

Increase (decrease) in cash and cash equivalents	(19,243)	133,974
Cash and cash equivalents at beginning of period	170,636	133,772

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$151,393	$267,746

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$46,757	$50,479
Income taxes	$485	$2,509

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The results of operations for the three and nine-months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The Company does not believe ASU 2014-12 will have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the anticipated impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

In April 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard changes the requirements for reporting discontinued operations in Subtopic 205-20.  The standard is effective in the first quarter of 2015, and the impact to the consolidated financial statements is not expected to be material.

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

In several of the Company’s contractual agreements with its major partners, the Company is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in those agreements and are measured and determined on a monthly, quarterly or semi-annual basis. At the end of each period covered by those agreements, the Company calculates the incentives achieved during that period and recognizes revenue accordingly.

The following table summarizes the significant provisions of each flying agreement the Company has executed with its major partners:

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement	• CRJ 200 - 36 • CRJ 700 - 19 • CRJ 900 – 32

•        The contract expires on an individual aircraft basis beginning in 2014

•        The final aircraft expires in 2022

•        The weighted average remaining term of the aircraft under contract is 5.3 years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• No financial performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delta Connection Agreement	• CRJ 200 – 57 • CRJ 700 - 41 • CRJ 900 – 28	• The contract expires on an individual aircraft basis beginning in 2014	• Fuel • Engine Maintenance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract

		• The final aircraft expires in 2022 • The weighted average remaining term of the aircraft under contract is 4.1 years • Upon expiration, aircraft may be renewed or extended	• Landing fees, Station Rents, De-ice • Insurance

SkyWest Airlines Prorate Agreement	• EMB 120 – 7 • CRJ 200 – 10	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions that became operative in 2010 and resets each fifth year thereafter. The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8, 2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. SkyWest Airlines and ExpressJet have agreed with Delta on contractual rates that are effective through December 31, 2015.

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreement	• CRJ 200 - 61 • CRJ 700 - 70 • EMB 120 – 9 • E175 – 14

•        The contract expires on an individual aircraft basis beginning in 2015

•        The final aircraft expires in 2026

•        The weighted average remaining term of the aircraft under contract is 3.2  years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

Atlantic Southeast United Express Agreement	• CRJ 200 - 14	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
ExpressJet Delaware United Express Agreement	• ERJ 135 - 9 • ERJ 145 - 234

•        The contract expires on an individual aircraft basis beginning in 2014

•        The final aircraft expires in 2020

•        The weighted average remaining term of the aircraft under contract is 3.2 years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Prorate Agreement	• CRJ200 - 21 • EMB 120 - 20	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Capacity Purchase Agreement	• CRJ 700 - 9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Express Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Express Agreement	• CRJ 200 - 10 • CRJ 900 - 4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Express Prorate Agreement	• CRJ 200 - 1	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Capacity Purchase Agreement	• CRJ 200 - 12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Prorate Agreement	• CRJ 200 - 4	• Terminable upon 120 days’ notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Capacity Purchase Agreement	• CRJ 200 - 11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s flying agreements with its major partners, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s flying agreements and settlement of reimbursement disputes with the Company’s major partners.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. During the nine months ended September 30, 2014, the Company granted options to purchase 250,175 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2014.

Expected annual dividend rate	1.33%
Risk-free interest rate	1.50%
Average expected life (years)	5.8
Expected volatility of common stock	0.427
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.41

During the nine months ended September 30, 2014, the Company granted 306,704 restricted stock units to the Company’s employees under the 2010 Incentive Plan.  The restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  Upon vesting, a restricted stock unit will be replaced with a share of common stock. Additionally, during the nine months ended September 30, 2014, the Company granted 44,631 fully-vested shares of common stock to the Company’s directors.  The weighted average fair value of the shares of restricted stock on the date of grant was $12.10 per share.

The Company records share-based compensation expense only for those options and restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended September 30, 2014 and 2013, the Company recorded pre-tax share-based compensation expense of $0.9 million and $1.1 million, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded pre-tax share-based compensation expense of $3.7 million and $3.6 million, respectively.

Note D — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three and nine months ended September 30, 2014, options to acquire 2,942,000 and 3,055,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the three and nine months ended September 30, 2013, options to acquire 3,164,000 and 3,300,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Numerator
Net Income	$41,338	$26,394	$3,713	$50,348

Denominator
Weighted average number of common shares outstanding	51,322	51,881	51,324	51,841
Effect of outstanding share-based awards	714	729	238	710
Weighted average number of shares for diluted net income per common share	52,036	52,610	51,562	52,551

Basic earnings per share	$0.81	$0.51	$0.07	$0.97
Diluted earnings per share	$0.79	$0.50	$0.07	$0.96

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended September 30, 2014 and 2013 (in thousands).

	Three months ended September 30, 2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$493,606	$340,553	$474	$834,633
Operating expense	430,024	345,606	(77)	775,553
Depreciation and amortization expense	43,853	21,969	—	65,822
Interest expense	11,492	4,692	699	16,883
Segment profit (loss)(1)	52,090	(9,745)	(148)	42,197
Identifiable intangible assets, other than goodwill(2)	—	13,311	—	13,311
Total assets (2)	2,825,243	1,572,389	—	4,397,632
Capital expenditures (including non-cash)	186,678	6,152	—	192,830

	Three months ended September 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$468,517	$381,749	$474	$850,740
Operating expense	409,320	382,583	2,663	794,566
Depreciation and amortization expense	38,845	22,290	—	61,135
Interest expense	10,812	5,274	913	16,999
Segment profit (loss)(1)	48,385	(6,108)	(3,102)	39,175
Identifiable intangible assets, other than goodwill(3)	—	15,560	—	15,560
Total assets(3)	2,711,009	1,554,385	—	4,265,394
Capital expenditures (including non-cash)	21,977	8,891	—	30,868

(1)                                 Segment profit (loss) is equal to operating income less interest expense

(2)                                 As of September 30, 2014

(3)                                 As of September 30, 2013

The following represents the Company’s segment data for the nine-month periods ended September 30, 2014 and 2013 (in thousands).

	Nine months ended September 30, 2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$1,416,149	$1,006,021	$1,422	$2,423,592
Operating expense	1,289,218	1,089,923	(97)	2,379,044
Depreciation and amortization expense	125,811	66,578	—	192,389
Interest expense	32,180	14,309	2,208	48,697
Segment profit (loss)(1)	94,751	(98,211)	(689)	(4,149)
Identifiable intangible assets, excluding goodwill(2)	—	13,311	—	13,311
Total assets(2)	2,825,243	1,572,389	—	4,397,632
Capital expenditures (including non-cash)	487,711	18,653	—	506,364

	Nine months ended September 30, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$1,380,930	$1,109,085	$3,342	$2,493,357
Operating expense	1,236,003	1,128,757	6,306	2,371,066
Depreciation and amortization expense	116,309	67,000	—	183,309
Interest expense	33,535	16,099	2,856	52,490
Segment profit (loss)(1)	111,392	(35,771)	(5,820)	69,801
Identifiable intangible assets, other than goodwill(3)	—	15,560	—	15,560
Total assets(3)	2,711,009	1,554,385	—	4,265,394
Capital expenditures (including non-cash)	66,339	28,242	—	94,581

(1)                                 Segment profit (loss) is equal to operating income less interest expense

(2)                                 As of September 30, 2014

(3)                                 As of September 30, 2013

Note F — Commitments and Contingencies

As of September 30, 2014, the Company leased 544 aircraft, as well as airport facilities, office space and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire may be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2014 (in thousands):

September through December 2014	$96,439
2015	341,184
2016	267,626
2017	197,709
2018	153,301
Thereafter	571,781
$1,628,040

During the nine months ended September 30, 2014, the Company took delivery of fourteen Embraer E175 dual-class jet aircraft (“E175s”) and initially financed the aircraft through the issuance of $323.7 million of long-term debt.  The debt associated with the E175 aircraft has a fifteen year term with a variable interest rate and is secured by the E175 aircraft.

Note G — Fair Value Measurements

The Company holds certain assets that are required to be measured at fair value in accordance with GAAP. The Company determined fair value of these assets based on the following three levels of inputs:

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—

Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s marketable securities primarily utilize broker quotes in a non-active market for valuation of these securities and are classified as Level 2 investments.

Level 3	—

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

As of September 30, 2014 and December 31, 2013, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2014
	Total		Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$392,565		$—	$392,565	$—
Asset backed securities	125		—	125	—
	392,690		—	392,690	—

Cash, Cash Equivalents and Restricted Cash	162,975		162,975	—	—
Other Assets	2,272	(a)	—	—	2,272
Total Assets Measured at Fair Value	$557,937		$162,975	$392,690	$2,272

	Fair Value Measurements as of December 31, 2013
	Total		Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$487,049		$—	$487,049	$—
Asset backed securities	190		—	190	—
	487,239		—	487,239	—

Cash, Cash Equivalents and Restricted Cash	182,855		182,855	—	—
Other Assets	2,245	(a)	—	—	2,245
Total Assets Measured at Fair Value	$672,339		$182,855	$487,239	$2,245

(a)         Comprised of auction rate securities which are reflected in “Other assets” in the Company’s unaudited condensed consolidated balance sheets

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2014.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2014	$2,245
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	27
Transferred out	—
Settlements	—
Balance at September 30, 2014	$2,272

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,706.3 million as of September 30, 2014, as compared to the carrying amount of $1,669.6 million as of September 30, 2014. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,509.2 million as of December 31, 2014, as compared to the carrying amount of $1,470.6 million as of December 31, 2013.

Note H — Income Taxes

The income tax provision for the nine months ended September 30, 2014 included a valuation allowance of $5.5 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.  The Company did not record a valuation allowance for the three months ended September 30, 2014.  The effective tax rate for the nine months ended September 30, 2014 is higher than the expected federal and state statutory rate due to the valuation allowance recorded during the nine months ended September 30, 2014 and a disproportionate increase in expense with limited tax deductibility relative to the Company’s pre-tax income for the nine months ended September 30, 2014.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2014, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. During the three months ended September 30, 2014, SkyWest Airlines and ExpressJet executed a confidential settlement agreement with Delta resolving all disputed issues of a complaint filed in the Georgia State Court of Fulton County.  The complaint related to the allocation of liability for certain irregular operation expenses paid by SkyWest Airlines and ExpressJet to their passengers and vendors under certain situations (“IROPs”).  The financial impact of the settlement approximated the amount accrued by the Company prior to the settlement agreement.  The parties also reached an agreement on the allocation of IROP liabilities for the remaining term of the Delta Connection Agreements, which the Company’s management does not believe will have a negative impact to the Company’s financial results.

Note J — Special charges

In connection with the acquisition of ExpressJet Delaware, the Company acquired an aircraft paint facility in Saltillo, Mexico, and recorded a foreign value added tax (VAT) asset attributable to the paint facility.  The realizability of the VAT asset is dependent upon the Company’s future utilization of the facility.  During the nine months ended September 30, 2014, the Company wrote-off the VAT asset value of $2.5 million as the Company was no longer using the paint facility. Additionally, during the nine months ended September 30, 2014, the Company wrote down the value of the paint facility by $2.2 million.  The Company did not record any special charges during the three months ended September 30, 2014.  On October 1, 2014, the Company sold the paint facility to a third party for an amount that approximated the net book value of the paint facility.

Note K — Investment in Trip Linhas Aereas S.A.

On July 12, 2012, the Company sold its 20% interest in Trip Linhas Aereas S.A., a Brazilian regional airline (“TRIP”), for a price of $42 million. The purchase price was scheduled to be paid in three installments payments with the final payment due in July 2014. As part of the transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos Ltda. (“Trip Investimentos”), the purchaser of the Company’s TRIP shares. The Company recorded the fair value of the option as additional consideration received in the transaction. The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the

Company can exercise the option, at its discretion, between the second and fourth anniversaries of the Company’s receipt of the final required installment payment from Trip Investimentos. The option has been written down to a nominal amount based on the Company’s assessment of its current fair value.  Under the terms of the agreement, Trip Investimentos could not transfer the TRIP shares until the final installment payment has been made, which prevented the Company from recognizing the gain on the transaction until the final payment was received and the Trip Investimentos’ restriction to transfer the shares was removed.

During the three months ended September 30, 2014, the Company received the final installment payment attributable to the sale of its TRIP shares, which removed Trip Investimentos’ restriction to transfer the TRIP shares. Accordingly, during the three months ended September 30, 2014 the Company recorded a gain of $24.9 million in other income as a result of the completed transaction. Additionally, under the terms of the purchase agreement, the Company received $2.1 million of interest payments from Trip Investimentos, which the Company recorded as interest income during the three months ended September 30, 2014.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine month periods ended September 30, 2014 and 2013. Also discussed is our financial position as of September 30, 2014 and December 31, 2013. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine-month periods ended September 30, 2014, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the following section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of September 30, 2014, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,700 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2014, we operated a combined fleet of 751 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	E175	EMB120	Total
United	96	234	9	70	—	14	29	452
Delta	110	—	—	60	60	—	7	237
American	27	—	—	—	—	—	—	27
US Airways	11	—	—	—	4	—	—	15
Alaska	—	—	—	9	—	—	—	9
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Unassigned (a)	2	—	—	—	—	—	7	9
Total	248	234	9	139	64	14	43	751

(a)         As of September 30, 2014, these aircraft were in transition between flying contracts with major partners.

For the nine months ended September 30, 2014, approximately 61.2% of our aggregate capacity was operated for United, approximately 31.9% was operated for Delta, approximately 3.1% was operated for American, approximately 2.1% was operated for Alaska and approximately 1.7% was operated for US Airways.

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

We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our Bombardier CRJ700 Regional Jets (“CRJ700s”) operating under our Fixed-Rate Engine Contracts (the “Power by the Hour Agreement”). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (EMB120)	Fixed-Rate Engine Contracts	Deferral Method
ExpressJet United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet United CPA (ERJ145)	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement	Fixed-Rate Engine Contracts	Power by the Hour Agreement
American Eagle Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
US Airways Express (CRJ200 / CRJ900)	Fixed-Rate Engine Contracts	Direct Expense Method

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the nine months ended September 30, 2014, contract flying revenue and pro-rate revenue represented approximately 88.1% and 11.9%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Third Quarter Summary

We had total operating revenues of $834.6 million for the three months ended September 30, 2014, a 1.9% decrease, compared to total operating revenues of $850.7 million for the three months ended September 30, 2013. We generated net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2014, compared to net income of $26.4 million or $0.50 per diluted share, for the three months ended September 30, 2013.

The significant items affecting our financial performance during the three months ended September 30, 2014 are summarized below:

Revenue

Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses.  Excluding the impact of the expenses incurred for fuel, landing fees, station rents and engine maintenance expense and associated reimbursements from our major partners, our passenger revenues increased from $755.4 million for the three months ended September 30, 2013 to $763.0 million for the three months ended September 30, 2014, or by $7.6 million or 1.0%.  This increase was primarily due to certain contact renewals and modifications and operation of the additional E175 aircraft during the three months ended September 30, 2014 compared to the corresponding period in 2013.  Although we had a reduction in block hour production during the three months ended September 30, 2014 compared to the corresponding period in 2013, the decrease in block hour production was significantly concentrated in the ExpressJet ERJ145 flying contract with United, which has a lower revenue per block hour than our other flying contracts as both fuel and aircraft lease payments are paid directly by United under the ExpressJet ERJ145 contract and we do not record revenue for expenses paid directly to vendors by our major partners.

Operating and Other Expense Related Items

Salaries, wages and employee benefits increased $8.9 million, or 2.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in salaries, wages and employee benefits expenses was primarily due to increased pilot costs associated with the implementation of the Airline Safety and Pilot Training Improvement Act of 2009 (the “Improvement Act”), which had a negative effect on pilot scheduling and work hours.  We anticipate that the negative impact of compliance with the Improvement Act will continue in future periods.  The increase in salaries, wages and employee benefits was also due to additional hiring and training associated with the deliveries of our E175 aircraft.

Other operating expenses, which primarily consist of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $9.4 million, or 16.0%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in other expenses during the three months ended September 30, 2014 was primarily due to an increase in crew lodging expenses resulting from our compliance with the Improvement Act. During the three months ended September 30, 2014, we received the final installment payment from Trip Investimentos related to our sale of TRIP shares.  Because Trip Investimentos was restricted from transferring the shares until we received the final payment, we did not record the gain on the transaction until the final payment was received.  During the three months ended September 30, 2014 we recorded a gain of $24.9 million in other income as a result of the completed transaction. Additionally, under the terms of the purchase agreement, we received $2.1 million of interest payments from Trip Investimentos, which was recorded as interest income during the three months ended September 30, 2014.

Other Items

On May 16, 2013, SkyWest Airlines and United entered into a United Express Agreement to operate 40 new E175  aircraft. Under the agreement, we acquired the first fourteen of these aircraft during the nine months ended September 30, 2014, with deliveries scheduled to continue to mid-2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.  During the three months ended September 30, 2014, SkyWest Airlines began passenger service with six additional E175s to be operated under the United Express Agreement.  Twelve of the fourteen aircraft acquired have been placed into service as of September 30, 2014.

Under the ExpressJet Delaware United Express Agreement, 16 ERJ145s were removed from contract due to scheduled contract expirations during the nine months ended September 30, 2014 and the aircraft are being returned to United.  Additionally, there are ten ERJ145s and eight ERJ145s with scheduled contract expirations for the month of December 2014 and January 2015, respectively.  Nine ERJ135s are scheduled for removal in early 2015.  We do not currently anticipate that we will reach an agreement with United to extend the flying contract term with these aircraft and ExpressJet will return these aircraft to United.  We do not anticipate the termination of these aircraft will have a material negative effect on our financial results.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (“ASU 2014-12”). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award, but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We do not believe the implementation of ASU 2014-12 will have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the impact, if any, the adoption of this standard will have on our Consolidated Financial Statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard changes the requirements for reporting discontinued operations in Subtopic 205-20.  The standard is effective in the first quarter of 2015.  We do not believe the implementation of the standard will have a material impact to the consolidated financial statements.

Results of Operations

Our Business Segments

For the three months ended September 30, 2014 and 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended September 30, (dollar amounts in thousands)
	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenues	$493,606	$468,517	$25,089	5.4%
ExpressJet Operating Revenues	340,553	381,749	(41,196)	(10.8)%
Other Operating Revenues	474	474	—	0.0%
Total Operating Revenues	$834,633	$850,740	$(16,107)	(1.9)%
Airline Expenses:
SkyWest Airlines Expense	$441,516	$420,132	$21,384	5.1%
ExpressJet Expense	350,298	387,857	(37,559)	(9.7)%
Other Airline Expense	622	3,576	(2,954)	(82.6)%
Total Airline Expense(1)	$792,436	$811,565	$(19,129)	(2.4)%
Segment profit (loss):
SkyWest Airlines segment profit	$52,090	$48,385	$3,705	7.7%
ExpressJet segment loss	(9,745)	(6,108)	(3,637)	59.5%
Other profit (loss)	(148)	(3,102)	2,954	(95.2)%
Total Segment profit	$42,197	$39,175	$3,022	7.7%
Interest Income	2,549	567	1,982	349.6%
Other	23,598	4,625	18,973	410.2%
Consolidated Income before taxes	$68,344	$44,367	$23,977	54.0%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $3.7 million, or 7.7%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with our contract flying, which is reflected in operating revenues, SkyWest Airlines operating revenue increased by $31.9 million or 7.9 % during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase was primarily due to increased government subsidies applicable to certain routes we operated, improvements in the provisions of certain of our flying contracts and due to the operation of twelve new E175s placed into service by September 30, 2014.

•                  SkyWest Airlines salaries, wages and employee benefits increased $9.7 million or 6.8% during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, primarily due to direct labor costs associated with the E175 operations and increased expenses associated with the implementation of the Improvement Act, which had a negative effect on pilot scheduling and work hours. Additionally, pilot training costs increased due to preparation for upcoming E175 deliveries during the three months ended September 30, 2014 compared to the comparable period of 2013.

•                  Excluding the directly reimbursed expenses associated with our contract flying and salaries wages and employee benefits, SkyWest Airlines’ remaining airline expense increased by $18.5 million, or 8.8%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase was primarily attributable to an increase in direct operating costs associated with the additional E175 operations and additional crew hotel expenses due to crew scheduling resulting from the Improvement Act.

ExpressJet Segment Loss.  ExpressJet segment loss increased $3.6 million, or 59.5%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with our contract flying, which is reflected in operating revenues, ExpressJet Airlines operating revenue decreased by $18.9 million, or 6.8%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The decrease in operating revenue was primarily due to a reduction in the ExpressJet fleet size and related decrease in block hour production of approximately 27,000 block hours, or 7.7%, from the three months ended September 30, 2013 to the three months ended September 30, 2014.  Block hour production is a significant driver of revenue in our flying contracts with our major partners.

•                  Excluding the directly reimbursed expenses associated with our contract flying, ExpressJet’s other airline expenses decreased $15.3 million, or 5.4%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The decrease was primarily related to the reduction in ExpressJet fleet size, related block hour production and direct operating expenses.  The ExpressJet airline expenses for the three months ended September 30, 2014 were negatively influenced by inefficiencies associated with the implementation of the Improvement Act, which negatively impacted crew wages and crew lodging expenses.

Three Months Ended September 30, 2014 and 2013

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2014		2013		% Change
Revenue passenger miles (000)	8,342,394		8,384,129		(0.5)%
Available seat miles (“ASMs”) (000)	10,037,729		10,256,027		(2.1)%
Block hours	590,534		613,821		(3.8)%
Departures	355,273		378,063		(6.0)%
Passengers carried	15,630,168		15,929,930		(1.9)%
Passenger load factor	83.1%		81.7%		1.4	Pts
Revenue per available seat mile	8.3	¢	8.3	¢	0.0%
Cost per available seat mile	7.9	¢	7.9	¢	0.0%
Cost per available seat mile excluding fuel	7.4	¢	7.4	¢	0.0%
Fuel cost per available seat mile	0.5	¢	0.5	¢	0.0%
Average passenger trip length (miles)	534		526		1.5%

Revenues.  Total operating revenues decreased $16.1 million, or 1.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. The most significant reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $28.6 million, during the three months ended September 30, 2014, from the three months ended September 30, 2013, due primarily to our major partners paying an increased volume of landing fees and station rents directly to airport authorities on flights we operated under our code-share agreements. The following table summarizes the amount of fuel, landing fees, station rents and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2014	2013	$ Change	% Change
Passenger revenues	$815,867	$836,890	$(21,023)	(2.5)%
Less: Fuel reimbursement from major partners	16,666	22,527	(5,861)	(26.0)%
Less: Landing fee and station rent reimbursements from major partners	4,699	25,021	(20,322)	(81.2)%
Less: Engine overhaul reimbursement from major partners	31,470	33,922	(2,452)	(7.2)%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$763,032	$755,420	$7,612	1.0%

Passenger revenues.  Passenger revenues decreased $21.0 million, or 2.5%, during three months ended September 30, 2014, compared to the three months ended September 30, 2013. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, increased $7.6 million, or 1.0%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Passenger revenues excluding fuel, landing fee, station rent and engine overhaul reimbursements increased primarily due to an increase in E175 operations and certain contract renewals and modifications at SkyWest Airlines, partially offset by a reduction in the ERJ145 fleet and related revenue at ExpressJet.

Ground handling and other.  Total ground handling and other revenues increased $4.9 million, or 35.5%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft and government subsidies we receive related to our pro-rate operations is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Ground handling and other.” The increase in ground handling and other revenues we generated during the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily related to an increase in government subsidies we received for providing service to certain locations under our pro-rate operations.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended September 30,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$49,177	$49,656	$(479)	(1.0)%	0.5	0.5
Salaries, wages and benefits	315,766	306,887	8,879	2.9%	3.1	3.0
Aircraft maintenance, materials and repairs	159,920	176,822	(16,902)	(9.6)%	1.6	1.7
Aircraft rentals	72,899	80,928	(8,029)	(9.9)%	0.7	0.8
Depreciation and amortization	65,822	61,135	4,687	7.7%	0.7	0.6
Ground handling services	31,114	30,541	573	1.9%	0.3	0.3
Station rentals and landing fees	12,290	29,473	(17,183)	(58.3)%	0.1	0.3

Special charges	—	—	—	—	—	—
Other operating expenses	68,565	59,124	9,441	16.0%	0.7	0.5
Total operating expenses	775,553	794,566	(19,013)	(2.4)%	7.7	7.7
Interest	16,883	16,999	(116)	(0.7)%	0.2	0.2
Total airline expenses	$792,436	$811,565	$(19,129)	(2.4)%	7.9	7.9

Fuel.  Aircraft fuel expense decreased $.5 million, or 1.0%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The decrease in fuel cost was primarily due to a reduction in fuel expense associated with our contract flying due to the major airline partners purchasing more fuel directly from vendors, primarily offset by an increase in fuel used in our increased pro-rate flying operations during the three months ended September 30, 2014, compared to the prior period of 2013.  The average fuel cost per gallon was $3.42 and $3.48 for the three month periods ended September 30, 2014 and 2013, respectively.

Salaries wages and employee benefits.  Salaries, wages and employee benefits expense increased $8.9 million, or 2.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in salaries, wages and employee benefits was primarily due the implementation of the Improvement Act (and associated regulations) which had a negative effect on pilot scheduling and work hours and resulted in an increase in crew costs.  The increase was also due, in part, to additional E175 operations and training costs associated with the commencement of our E175 flight operations.

Aircraft maintenance, materials and repairs.  Aircraft maintenance, materials and repair expense decreased $16.9 million, or 9.6%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$159,920	$176,822	$(16,902)	(9.6)%
Less: Engine overhaul reimbursed from major partners	31,470	33,922	(2,452)	(7.2)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	6,830	9,069	(2,239)	(24.7)%
Other aircraft maintenance, materials and repairs	$121,620	$133,831	$(12,211)	(9.1)%

Other aircraft maintenance, materials and repair expense decreased $12.2 million, or 9.1%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease in aircraft maintenance expense excluding engine overhaul costs, for the three months ended September 30, 2014, compared to the three months ended September 30, 2013, was primarily due to a decrease in the number of scheduled maintenance events and aircraft parts replacement.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended September 30, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $2.2 million compared to the three months ended September 30, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partners at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amounts and during the same periods we recognized the corresponding expenses in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $8.0 million, or 9.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease was primarily due to a decline in aircraft lease renewals subsequent to October 1, 2013.

Depreciation and amortization.  Depreciation and amortization expense increased $4.7 million, or 7.7%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  The increase in depreciation and amortization expense was primarily due to our purchase of new and used aircraft and spare engines since October 1, 2013.

Ground handling services.  Ground handling service expense increased $0.6 million, or 1.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing customer service and ramp functions at several pro-rate stations.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $17.2 million, or 58.3%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying an increased amount of station rents and landing fees directly to the applicable airports related to our contract flying arrangements.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $9.4 million, or 16.0%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The increase in other expenses during the three months ended September 30, 2014 was primarily due to additional crew lodging expenses attributable to the requirements of the Improvement Act.   Other operating expenses increased due to additional pro-rate flying.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $19.1 million, or 2.4%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2014	2013	$ Change	% Change
Total airline expense	$792,436	$811,565	$(19,129)	(2.4)%
Less: Fuel expense	49,177	49,656	(479)	(1.0)%
Less: Engine overhaul reimbursement from major partners	31,470	33,922	(2,452)	(7.2)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	6,830	9,069	(2,239)	(24.7)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$704,959	$718,918	$(13,959)	(1.9)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $14.0 million, or 1.9%, during the three months ended September 30, 2014, compared to the three months ended September 30, 2013. The percentage decrease in total airline expenses, excluding fuel and engine overhauls, was different than the percentage increase in passenger revenues, excluding fuel and engine overhaul reimbursements from major partners, due primarily to the factors described above.

Other income (expense), net.  Other income, net, increased $21.1 million during the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  We recorded a gain of $24.9 million recorded during the three months ended September 30, 2014 resulting from the sale of TRIP stock and recorded interest income of $2.1 million received in conjunction with the TRIP transaction.  During the three months ended September 30, 2013, we recorded a gain of $5.0 million associated with the sale of our investment in Mekong Aviation Joint Stock Company, an airline that operated in Vietnam (Air Mekong”).

Net income.  Primarily due to factors described above, we generated a net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2014, compared to net income of $26.4 million, or $0.50 per diluted share, for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Our Business Segments

For the nine months ended September 30, 2014 and 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the nine months ended September 30, (dollar amounts in thousands)
	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$1,416,149	$1,380,930	$35,219	2.6%
ExpressJet Operating Revenues	1,006,021	1,109,085	(103,064)	(9.3)%
Other Operating Revenues	1,422	3,342	(1,920)	(57.5)%
Total Operating Revenues	$2,423,592	$2,493,357	$(69,765)	(2.8)%
Airline Expenses:
SkyWest Airlines Expense	$1,321,398	$1,269,538	$51,860	4.1%
ExpressJet Expense	1,104,232	1,144,857	(40,625)	(3.5)%
Other Airline Expense	2,111	9,161	(7,050)	(77.0)%
Total Airline Expense(1)	$2,427,741	$2,423,556	$4,185	0.2%
Segment profit (loss):
SkyWest Airlines segment profit	$94,751	$111,392	$(16,641)	(14.9)%
ExpressJet segment loss	(98,211)	(35,772)	(62,439)	174.5%
Other profit (loss)	(689)	(5,819)	5,130	(88.2)%
Total Segment profit (loss)	$(4,149)	$69,801	$(73,950)	(105.9)%
Interest Income	3,608	3,164	444	14.0%
Other	20,709	10,477	10,232	97.7%
Consolidated Income before taxes	$20,168	$83,442	$(63,274)	(75.8)%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $16.6 million, or 14.9%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with contract flying, which is reflected in operating revenues, SkyWest Airlines operating revenue increased by $60.4 million or 5.2%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase was primarily due to increased government subsidies applicable to certain routes we operated, improvements in the provisions of certain of our flying contracts and the additional E175 operations that began in 2014.

•                  SkyWest Airlines salaries, wages and employee benefits increased $27.7 million, or 6.6% during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to direct labor costs associated with the increased pro-rate and E175 operations and increased expenses attributable to the implementation of the Improvement Act.

•                  Excluding directly reimbursed expenses associated with our contract flying and salaries, wages and benefits, SkyWest Airlines’ remaining airline expense increased by $49.3 million, or 7.8%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase was primarily attributable to an increase in direct operating costs associated with the additional pro-rate and E175 operations and additional crew hotel expenses due to crew scheduling inefficiencies resulting from the Improvement Act.

ExpressJet Segment Loss.  ExpressJet segment loss increased $62.4 million, or 174.5%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•                  Excluding the directly reimbursed expenses associated with contract flying, which is reflected in operating revenues, ExpressJet’s operating revenue decreased by $52.8 million, or 6.5%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  The decrease in operating revenue was primarily due to a reduction in the ExpressJet fleet size and severe weather that negatively impacted the operations in the first half of 2014.  These two factors resulted in a decrease in block hour production of 73,000 hours, or 7.3%.  ExpressJet also achieved lower performance incentives under its contract flying arrangements under our flying contracts during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.

•                  ExpressJet’s salaries, wages and employee benefits increased $11.9 million, or 2.5%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to additional expenses, including pilot training, associated with the implementation of the Improvement Act.  Additionally, the increased number of weather cancellations experienced in the first half of 2014 resulted in significant crew scheduling inefficiencies, during the nine months ended September 30, 2014.

•                  Excluding the directly reimbursed expenses associated with our contract flying, ExpressJet’s other airline expenses decreased $2.3 million, or 0.6% during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  The decrease primarily related to the reduction in the ExpressJet fleet size and related block hour production, which reduced direct maintenance expenses.  This decrease was significantly offset by inefficiencies associated with the severe weather experienced in the first half of 2014 and additional expenses attributable to the implementation  of the Improvement Act.

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2014		2013		% Change
Revenue passenger miles (000)	23,783,610		23,903,670		(0.5)%
Available seat miles (“ASMs”) (000)	28,767,497		29,515,445		(2.5)%
Block hours	1,716,419		1,795,523		(4.4)%
Departures	1,029,619		1,102,801		(6.6)%
Passengers carried	44,622,305		45,752,380		(2.5)%
Passenger load factor	82.7%		81.0%		1.7	Pts
Revenue per available seat mile	8.4	¢	8.4	¢	0.0%
Cost per available seat mile	8.4	¢	8.2	¢	2.4%
Cost per available seat mile excluding fuel	7.9	¢	7.7	¢	2.6%
Fuel cost per available seat mile	0.5	¢	0.5	¢	0.0%
Average passenger trip length (miles)	533		522		2.1%

Revenues.  Total operating revenues decreased $69.8 million, or 2.8%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-

reimbursed engine expense decreased by $66.3 million, during the nine months ended September 30, 2014, from the nine months ended September 30, 2013, due primarily to our major partners paying for an increased volume of landing fees and station rents directly to airport authorities on flights we operated under our code-share agreements.  The following table summarizes the amount of fuel, landing fees, station rents, and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
Passenger revenues	$2,372,054	$2,448,883	$(76,829)	(3.1)%
Less: Fuel reimbursement from major partners	63,776	69,809	(6,033)	(8.6)%
Less: Landing fee and station rent reimbursements from major partners	17,866	86,296	(68,430)	(79.3)%
Less: Engine overhaul reimbursement from major partners	95,023	86,907	8,116	9.3%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$2,195,389	$2,205,871	$(10,482)	(0.5)%

Passenger revenues.  Passenger revenues decreased $76.8 million, or 3.1%, during nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, decreased $6.4 million, or 0.3%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The balance of the decrease in passenger revenues was primarily related to a reduction in the ExpressJet fleet size,  severe weather experienced in the first half of 2014 combined with lower performance incentives achieved and negative invoice reconciliation true-ups under our flying contracts, partially offset by additional revenue generated by SkyWest Airlines associated with the pro-rate and E175 operations and certain contract renewals and modifications.

Ground handling and other.  Total ground handling and other revenues increased $7.1 million, or 15.9%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft and government subsidies we receive related to our pro-rate operations is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Ground handling and other.” The increase in ground handling revenues we generated during the nine-month ended September 30, 2014 was primarily related to an increase in government subsidies we received applicable to certain routes we operated.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM. (dollar amounts in thousands).

	For the nine months ended September 30,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Aircraft fuel	$154,420	$146,139	$8,281	5.7%	0.5	0.5
Salaries, wages and benefits	944,253	904,625	39,628	4.4%	3.3	3.1
Aircraft maintenance, materials and repairs	509,905	515,506	(5,601)	(1.1)%	1.8	1.8
Aircraft rentals	232,682	245,330	(12,648)	(5.2)%	0.8	0.8
Depreciation and amortization	192,389	183,309	9,080	5.0%	0.7	0.6
Station rentals and landing fees	36,729	100,559	(63,830)	(63.5)%	0.1	0.3
Ground handling services	100,446	98,235	2,211	2.3%	0.3	0.3
Special charges	4,713	—	4,713	100%	0.0	—
Other operating expenses	203,507	177,363	26,144	14.7%	0.7	0.6
Total operating expenses	2,379,044	2,371,066	7,978	0.3%	8.2	8.0
Interest	48,697	52,490	(3,793)	(7.2)%	0.2	0.2
Total airline expenses	$2,427,741	$2,423,556	$4,185	0.2%	8.4	8.2

Fuel.  Aircraft fuel expense increased $8.3 million, or 5.7%, during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase in fuel cost was primarily due to the volume of fuel used in our increased pro-rate flying operation during the nine months ended September 30, 2014, compared to the prior period of 2013.  The increase was partially offset by a reduction in fuel expense associated with our contract flying due to the major airline partners purchasing more fuel directly from vendors.  The average fuel cost per gallon was $3.46 and $3.64 for the nine month period ended September 30, 2014 and 2013, respectively.

Salaries wages and employee benefits.  Salaries, wages and employee benefits expense increased $39.6 million, or 4.4%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in salaries, wages and employee benefits was primarily due to additional expenses attributable to the implementation of the Improvement Act, which had a negative effect on pilot scheduling and work hours and resulted in increased crew costs.  The increase was also due to the additional E175 operations and training costs associated with the commencement of our E175 flight operations.

Aircraft maintenance, materials and repairs.  Aircraft maintenance materials and repair expense decreased $5.6 million, or 1.1%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$509,904	$515,506	$(5,602)	(1.1)%
Less: Engine overhaul reimbursed from major partners	95,023	86,907	8,116	9.3%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	18,152	29,739	(11,587)	(39.0)%
Other aircraft maintenance, materials and repairs	$396,729	$398,860	$(2,131)	(0.5)%

Other aircraft maintenance, materials and repair expense, decreased $5.6 million, or 1.1%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease in aircraft maintenance expense excluding engine overhaul costs, for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, was primarily due to a decrease in the number of scheduled maintenance events and aircraft parts replacement primarily due to the reduction in block hours and departures.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the nine months ended September 30, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $11.6 million compared to the nine months ended September 30, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our major partners at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amounts and during the same periods we recognized the corresponding expenses in our consolidated statements of comprehensive income.

Aircraft rentals.  Aircraft rentals decreased $12.6 million, or 5.2%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease was primarily due to a decline in aircraft lease renewal rates subsequent to July 1, 2013.

Depreciation and amortization.  Depreciation and amortization expense increased $9.1 million, or 5.0%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013.  The increase in depreciation and amortization expense was primarily due to our purchase of used aircraft and spare engines since July 1, 2013.

Station rentals and landing fees.  Station rentals and landing fees expense decreased $63.8 million, or 63.5%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying an increased amount of station rents and landing fees directly to the applicable airports related to our contract flying arrangements.

Ground handling service.  Ground handling service expense increased $2.2 million, or 2.3%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in ground handling service expense was primarily due to SkyWest Airlines outsourcing the customer service and ramp functions at several pro-rate stations.

Special charges.  In connection with the acquisition of ExpressJet Delaware, we acquired an aircraft paint facility in Saltillo, Mexico, which included a foreign value added tax (VAT) asset attributable to the paint facility.  The realizability of the VAT asset is dependent upon our future utilization of the facility.  During the nine months ended September 30, 2014, we wrote-off the VAT asset value of $2.5 million as we were no longer using the paint facility.  Additionally, we wrote down the value of the paint facility by $2.2 million based on our estimated realizable value during the three and nine months ended September 30, 2014.  On October 1, 2014 the Company sold the paint facility to a third party.  The financial impact of the sale approximated the net book value of the paint facility after write down.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $26.1 million, or 14.7%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in other expenses during the nine months ended September 30, 2014 was primarily due to additional crew lodging expenses attributable to the requirements of the Improvement Act.   The increase was also attributable to the other operating expenses associated with the additional pro-rate flying.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $4.2 million, or 0.2%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
Total airline expense	$2,427,741	$2,423,556	$4,185	0.2%
Less: Fuel expense	154,420	146,139	8,281	5.7%
Less: Engine overhaul reimbursement from major partners	95,023	86,907	8,116	9.3%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	18,152	29,739	(11,587)	(39.0)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$2,160,146	$2,160,771	$(625)	0.0%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses were generally consistent during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The changes for each operating expense are described above.

Other Income (expense), net.  We realized a gain of $24.9 million resulting from the sale of TRIP stock and interest income of $2.1 million received in conjunction with the TRIP stock sale during the nine months ended September 30, 2014.  Other income for the nine months ended September 30, 2013 primarily consisted of $10.1 million associated with our sale of Air Mekong stock and recognition of maintenance deposit we collected associated with the aircraft sub-leases we terminated with Air Mekong.

Provision for income taxes. The income tax provision for the nine months ended September 30, 2014 included a valuation allowance of $5.5 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are anticipated to be utilized.  The effective tax rate for the nine months ended September 30, 2014 was higher than the expected federal and state statutory rate due to a disproportionate increase in expenses with limited tax deductibility relative to our pre-tax income for the nine months ended September 30, 2014.

Net income.  Primarily due to factors described above, we generated a net income of $3.7 million, or $0.07 per diluted share, for the nine months ended September 30, 2014, compared to net income of $50.3 million, or $0.96 per diluted share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2014 and 2013, and our total cash and marketable securities positions as of September 30, 2014 and December 31, 2013 (in thousands).

	For the nine months ended September 30,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$186,389	$251,406	$(65,017)	(25.9)%
Net cash provided by (used in) investing activities	(392,615)	14,004	(406,619)	(2,903.6)%
Net cash provided by (used in) financing activities	187,003	(131,436)	318,439	(242.3)%

	September 30, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$151,393	$170,636	$(19,243)	(11.3)%
Restricted cash	11,582	12,219	(637)	(5.2)%
Marketable securities	392,690	487,239	(94,549)	(19.4)%
Total	$555,665	$670,094	$(114,429)	(17.1)%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $65.0 million, or 25.9%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The decrease was primarily due to our decrease in income before income taxes of $20.2 million for the nine months ended September 30, 2014, compared to $83.4 million for the nine months ended September 30, 2013, representing a change in income before income taxes of $63.2 million for the comparable periods.  The decrease was partially offset by changes in working capital account balances from December 31, 2013 to September 30, 2014 compared to the same period in 2013.

Cash Flows from Investing Activities.

Net cash used in investing activities increased $406.6 million, or 2,903.6%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase in cash used in investing activities was primarily due to the acquisition of fourteen E175 aircraft, one used CRJ700 aircraft and related rotable spare assets, which represented an increase of $409.2 million during the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  During the nine months ended September 30, 2014, net sales of marketable securities provided  $21.1 million less cash compared to the nine months ended September 30, 2013.  Additionally, during the nine months ended September 30, 2013, we made $35.6 million in aircraft deposits associated with the order of 40 E175 aircraft.  No additional aircraft deposits were made and no aircraft deposits were received during the nine months ended September 30, 2014.  The remaining change in cash flows from investing activities was primarily related to purchases and sales of ground equipment and other investing activities.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $318.4 million, or 242.3%, during the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013. The increase was primarily related to proceeds from the issuance of long-term debt of $323.7 million associated with 14 E175 aircraft acquired during the nine months ended September 30, 2014.  The remaining change in cash flows from financing activities was primarily due to increased principal payments on long-term debt and treasury stock purchase activity.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2014, our total capital mix was 49.3% equity and 50.7% long-term debt, compared to 52.6% equity and 47.4% long-term debt at December 31, 2013.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	September — 2014	2015	2016	2017	2018	Thereafter
Operating lease payments for aircraft and facility obligations	$1,628,040	$96,439	$341,184	$267,626	$197,709	$153,301	$571,781
Firm aircraft commitments	777,982	205,484	562,526	9,972	—	—	—
Interest commitments(A)	379,384	20,795	65,021	57,551	49,940	42,880	143,197
Principal maturities on long term debt	1,669,573	60,697	203,484	207,722	181,738	159,558	856,374
Total commitments and obligations	$4,454,979	$383,415	$1,172,215	$542,871	$429,387	$355,739	$1,571,352

(A)                               At September 30, 2014, we had variable rate notes representing 41.2% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 aircraft. Of the 100 aircraft, 40 are considered firm deliveries and the remaining 60 aircraft are considered conditional until we enter into capacity purchase agreements with  major airlines to operate the aircraft. We took delivery of the first fourteen E175s during the nine months ended September 30, 2014. We anticipate that we will take delivery of the remaining E175s covered by the firm order through August 2015.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2014, we had 544 aircraft under lease with remaining terms ranging from one to 11.3 years. Future minimum lease payments due under all long-term operating leases were approximately $1.6 billion at September 30, 2014. Assuming a 5.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.3 billion at September 30, 2014.

Long-term Debt Obligations

As of September 30, 2014, we had $1.7 billion of long term debt obligations related to the acquisition of CRJ200s, CRJ700s, Bombardier CRJ900 Regional Jets and E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.2% at September 30, 2014.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the nine months ended September 30, 2014, approximately 3.4% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $21.8 million in fuel expense for the nine months ended September 30, 2014.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2014, we had variable rate notes representing 41.2% of our total long-term debt compared to 29.5% of our long-term debt at December 31, 2013. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.6 million in interest expense and received $1.3 million in additional interest income for the three months ended September 30, 2014. Based on this same hypothetical assumption, we would have incurred an additional $4.0 million in interest expense and received $4.1 million additional interest income for the nine months ended September 30, 2014.  However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.6 million less in interest expense and received $1.3 million less in interest income for the three months ended September 30, 2014. Based upon this hypothetical example, we would have recognized $4.0 million less in interest expense and received $4.1 million less in interest income for the nine months ended September 30, 2014. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact our actual costs of acquiring these aircraft.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures

Our management, with the participation of our chief executive officer and chief accounting officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014.  Our chief accounting officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Consequently, as permitted by applicable rules, our chief accounting officer, along with our chief executive officer, performed the evaluations described in this Item and executed the certifications filed as exhibits to this Report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief accounting officer concluded that, as of September 30, 2014, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2014, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.   During the three months ended September 30, 2014, SkyWest Airlines and ExpressJet executed a confidential settlement agreement with Delta resolving all disputed issues of a complaint filed in the Georgia State Court of Fulton County related to the allocation of liability for certain irregular operation expenses paid by SkyWest Airlines and ExpressJet to their passengers and vendors under certain situations (“IROPS”).  The financial impact of the settlement approximated the amount accrued by the Company prior to the settlement agreement.  The parties also reached an agreement on the allocation of IROP liabilities for the remaining term of the Delta Connection Agreements, which the Company’s management does not believe will have a negative impact on our financial results.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. We did not repurchase any outstanding shares of common stock during the three months ended September 30, 2014.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2014.

SKYWEST, INC.

By	/s/ Eric J. Woodward
Eric J. Woodward
Chief Accounting Officer