Form 10-K
period 2014-12-31
SKYWEST INC
filed 2015-02-18
CIK 793733

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the registrant's common stock held by non- affiliates (based upon the closing sale price of the registrant's common stock on The Nasdaq National Market) on June 30, 2014 was approximately $622,772,406.

         As of February 6, 2015, there were 51,337,574 shares of the registrant's common stock outstanding.

         Documents Incorporated by Reference

         Portions of the registrant's proxy statement to be used in connection with the Registrant's 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

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

        There may be other factors that may affect matters discussed in forward- looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

ITEM 1.    BUSINESS

General

        Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 3,600 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, US Airways Express, American Eagle or Alaska under code-share arrangements with Delta Air Lines, Inc. ("Delta"), United Air Lines, Inc. ("United"), US Airways Group, Inc. ("US Airways"), American Airlines, Inc. ("American") or Alaska Airlines, Inc. ("Alaska"), respectively. SkyWest Airlines and ExpressJet generally provide regional flying to our partners under long-term, fixed-fee code-share agreements. Among other features of our fixed-fee agreements, our partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

        On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and

ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S. Federal Aviation Administration (the "FAA"). We currently anticipate that we will complete the integration of the labor groups of Atlantic Southeast and ExpressJet Delaware into ExpressJet during 2015 and 2016.

        SkyWest Airlines and ExpressJet have developed industry-leading reputations for providing quality regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2014, our consolidated fleet consisted of a total of 749 aircraft, of which 425 were assigned to United, 239 were assigned to Delta, 29 were assigned to American, 15 were assigned to US Airways, nine were assigned to Alaska, two were subleased to unaffiliated entities and 30 were removed from service. We currently operate two types of regional jet aircraft: the Bombardier Aerospace ("Bombardier") regional jet, which comes in three different configurations: the 50-seat Bombardier CRJ200 Regional Jet (the "CRJ200"), the 70-seat Bombardier CRJ700 Regional Jet (the "CRJ700") and the 70-90-seat Bombardier CRJ900 Regional Jet (the "CRJ900"); and the Embraer S.A. ("Embraer") regional jet, which we operate in three different configurations the 50-seat Embraer ERJ-145 regional jet (the "ERJ145"), the 37-seat Embraer ERJ-135 regional jet (the "ERJ135"), and the 76-seat Embraer E-175 jet (the "E175"). We also operate the 30-seat Embraer Brasilia EMB- 120 turboprop (the "EMB120").

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

Our Operating Platforms

  SkyWest Airlines

        SkyWest Airlines provides regional jet and turboprop service to airports primarily located in the Midwestern and Western United States. SkyWest Airlines offered approximately 1,707 daily scheduled departures as of December 31, 2014, of which approximately 995 were United Express flights, 488 were Delta Connection flights, 84 were US Airways Express flights, 101 were American Eagle flights and 39 were Alaska-coded flights. SkyWest Airlines' operations are conducted principally from airports located in Chicago (O'Hare), Denver, Los Angeles, Houston, Minneapolis, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. As of December 31, 2014, SkyWest Airlines operated a fleet of 362 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	EMB120	Total
United	82	70	—	20	21	193
Delta	54	19	32	—	6	111
American	16	—	—	—	—	16
US Airways	11	—	4	—	—	15
Alaska	—	9	—	—	—	9
Other**	2	—	—	—	16	18

Total	165	98	36	20	43	362

**
Other aircraft includes aircraft transitioning between code-share partners, aircraft spares used for multiple code-share partners, leased aircraft removed from service that are in the process of being returned to the lessor and owned aircraft removed from service that are held for sale.

        In November 2014, SkyWest Airlines announced that it intends to remove all EMB120 aircraft type from service, which we anticipate will be completed by end of the second quarter of 2015. The removal was based on several factors including, management's assessment of the need for pilots to operate upcoming deliveries for the E175 aircraft, the incremental training cost to hire new pilots compared to retraining existing EMB120 pilots to operate CRJ or E175 aircraft and the uncertainty related to the number of qualified pilots available for hire, combined with the overall age and the increased operating costs of the EMB120 fleet.

        SkyWest Airlines conducts its code-share operations with its respective major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	"SkyWest Airlines United Express Agreements" and "SkyWest Airlines United Express Pro-rate Agreement"
Delta	"SkyWest Airlines Delta Connection Agreement" and "SkyWest Airlines Delta Pro-rate Agreement"
American	"SkyWest Airlines American Agreement" and "SkyWest Airlines American Pro-rate Agreement"
US Airways	"SkyWest Airlines US Airways Agreement"
Alaska	"SkyWest Airlines Alaska Agreement"

        A summary of the terms for each SkyWest Airlines code-share agreement with the respective major partner is provided under the heading "Code Share Agreements" below.

  ExpressJet

        ExpressJet provides regional jet service principally in the United States, primarily from airports located in Atlanta, Cleveland, Chicago (O'Hare), Denver, Houston, Detroit, Memphis, Newark, Minneapolis and Washington Dulles. ExpressJet offered more than 1,838 daily scheduled departures as of December 31, 2014, of which approximately 607 were Delta Connection flights, 1,138 were United Express flights and 93 were American Eagle flights. As of December 31, 2014, ExpressJet operated a fleet of 385 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	Total
United	7	216	9	—	—	232
Delta	59	—	—	41	28	128
American	13	—	—	—	—	13
Other**	2	10	—	—	—	12

Total	81	226	9	41	28	385

**
Other aircraft includes leased aircraft removed from service that are in the process of being returned to the lessor.

        ExpressJet conducts its code-share operations with its respective major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United (ERJ aircraft types)	"ExpressJet United ERJ Agreement"
United (CRJ aircraft types)	"ExpressJet United CRJ Agreement"
Delta	"ExpressJet Delta Connection Agreement"
American	"ExpressJet American Agreement" and "ExpressJet American Pro-rate Agreement"

        A summary of the terms for each ExpressJet code-share agreement with the respective major partner is provided under the heading "Code Share Agreements" below.

Competition and Economic Conditions

        The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other code-sharing regional airlines, but also compete with regional airlines operating without code-share agreements, as well as low-cost carriers and major airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline, and to a certain extent, most major and low-cost domestic carriers. The primary competitors of SkyWest Airlines and ExpressJet among regional airlines with code-share arrangements include Air Wisconsin Airlines Corporation ("Air Wisconsin"); Envoy Air Inc. ("Envoy"), PSA Airlines, Inc. ("PSA") and Piedmont Airlines ("Piedmont") (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. ("Horizon") (owned by Alaska Air Group, Inc.); Mesa Air Group, Inc. ("Mesa"); Endeavor, Inc. ("Endeavor") (owned by Delta); Republic Airways Holdings Inc. ("Republic"); and Trans State Airlines, Inc. ("Trans State"). Major airlines award contract flying to these regional airlines based primarily upon the following criteria: low cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and departure statistics, low rates of flight cancellation, baggage handling performance and the overall image of the regional airline.

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

        The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operations in the United States. However, many of the major and low-cost carriers are larger, and have greater financial and other resources than SkyWest Airlines and ExpressJet, individually or collectively. Additionally, regional carriers owned by major airlines, such as Endeavor, Envoy, PSA and Piedmont, may have access to greater resources, through their parent companies, than SkyWest Airlines and ExpressJet, and may have enhanced competitive advantages since they are subsidiaries of major airlines. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats.

        Generally, the airline industry is highly sensitive to changes in general economic conditions, in large part due to the discretionary nature of a substantial percentage of both business and leisure travel. Many airlines have historically reported lower earnings or substantial losses during periods of economic recession, heavy fare discounting, high fuel costs and other disadvantageous environments. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ExpressJet. In addition, if Delta or United, or any of our other code-share partners, experience a prolonged decline in passenger load or are negatively affected by low ticket prices or high fuel prices, they will likely seek to renegotiate their code-share agreements with SkyWest Airlines and ExpressJet, as applicable, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can negatively impact our operations and financial condition.

Industry Overview

  Majors, Low-Cost Carriers and Regional Airlines

        The airline industry in the United States has traditionally been dominated by several major airlines, including American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

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

        Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Endeavor, Trans State and Republic, typically operate smaller aircraft on lower-volume routes than major and low-cost carriers. Several regional airlines, including Envoy, PSA, Piedmont and Horizon, are wholly-owned subsidiaries of major airlines.

        In contrast to low-cost carriers, regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed "contract" or "fixed-fee" flights, or receives a percentage of applicable passenger ticket revenues, termed "pro-rate" or "revenue-sharing" flights as described in more detail below.

  Relationship of Regional and Major Airlines

        Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline's two-letter flight designator codes to identify the regional airline's flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code-share partner and to market and advertise its status as a carrier for the code-share partner. For example, SkyWest Airlines primarily operates as United Express out of Chicago (O'Hare), Denver, Houston, Los Angeles and San Francisco; as Delta Connection out of Salt Lake City, Detroit and Minneapolis; as an Alaska carrier out of Seattle and Portland; as a US Airways carrier out of Phoenix; and as American Eagle out of Los Angeles. ExpressJet operates primarily as Delta Connection out of Atlanta and Detroit; as United Express out of Chicago (O'Hare), Houston, Cleveland, Newark, Denver and Washington Dulles; and as American Eagle out of Dallas. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and both partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 30 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve contractual or fixed-fee payments based on the flights or a revenue-sharing arrangement based on the flight ticket revenues, as explained below:

  •
  Fixed-Fee Arrangements.  Under a fixed-fee arrangement (referenced in this report as a "fixed-fee arrangement," "contract flying" or a "capacity purchase agreement"), the major airline generally pays the regional airline a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights, on- time performance and baggage handling performance. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed-fee arrangement because they are sheltered from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, passenger loads and fuel prices. However, regional airlines in fixed-fee arrangements do not benefit from positive trends in ticket prices (including ancillary revenue programs), passenger loads or fuel prices because the major airlines absorb most of these costs associated with the regional airline flight, and the margin between the fixed-fees for a flight and the expected per-flight costs tends to be smaller than the margins associated with revenue-sharing arrangements.

  •
  Revenue-Sharing Arrangements.  Under a revenue-sharing arrangement (referenced in this report as a "revenue-sharing" arrangement or "pro-rate" arrangement), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In such a revenue-sharing arrangement, the regional airline realizes increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline realizes decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

Code-Share Agreements

        SkyWest Airlines has code-share agreements with United, Delta, American, US Airways and Alaska. ExpressJet has code-share agreements with United, Delta and American.

        These code-share agreements authorize Delta, United, American, Alaska and US Airways to identify our flights and fares under their two-letter flight designator codes ("DL," "UA" "AA", "AS" or "US," respectively) in the central reservation systems, and generally require us to paint our aircraft with their colors and logos and to market our status as Delta Connection, United Express, American Eagle, US Airways Express or Alaska, as applicable. Under each of our code-share agreements, our passengers participate in the major partner's frequent flyer program, and the major partner provides additional services such as reservations, ticket issuance, ground support services and gate access. We also coordinate our marketing, advertising and other promotional efforts with our major partners. During the year ended December 31, 2014, approximately 88.2% of our passenger revenues related to fixed-fee contract flights, where Delta, United, Alaska, American and US Airways controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues during the year ended December 31, 2014 related to pro-rate flights for Delta, United or American, where we controlled scheduling, ticketing, pricing and seat inventories, and shared revenues with Delta, United or American according to pro-rate formulas. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement. The number of aircraft under our fixed-fee arrangements and our pro-rate arrangements as of December 31, 2014 is reflected in the summary below.

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200—44 • CRJ 700—19 • CRJ 900—32

•

The contract expires on an individual aircraft basis with expirations commencing in 2015

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 4.8 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• No performance-based financial incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200—59 • CRJ 700—41 • CRJ 900—28

•

The contract expires on an individual aircraft basis with expirations commencing in 2015

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 4.1 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice Insurance	• Performance-based financial incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines Pro-rate Agreement (revenue-sharing agreement)	• EMB 120—6 • CRJ 200—10	• Terminates with 30-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	• CRJ 200—61 • CRJ 700—70 • E175—20 • EMB 120—9

•

The contract expires on an individual aircraft basis with expirations commencing in 2015

•

The final aircraft expires in 2026

•

The average remaining term of the aircraft under contract is 3.4 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet United ERJ Agreement (fixed-fee arrangement)	• ERJ 135—9 • ERJ 145—216

•

The contract expires on an individual aircraft basis with expirations commencing in 2015

•

The final aircraft expires in 2017

•

The average remaining term of the aircraft under contract is 1.9 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

ExpressJet United CRJ Agreement (fixed-fee arrangement)	• CRJ 200—7	• The contract expires on an individual basis with final aircraft terminating in March 2015 • Upon termination, leased aircraft are expected to be returned to lessors	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—21 • EMB 120—12	• Terminates with 120-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	• CRJ 700—9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Agreement (fixed-fee arrangement)	• CRJ 200—10 • CRJ 900—4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—1	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Agreement (fixed-fee agreement)	• CRJ 200—12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—4	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Agreement (fixed-fee agreement)	• CRJ 200—11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, De-ice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet American Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—2	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

SkyWest Airlines and ExpressJet Delta Connection Agreements

        SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement with Delta, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi-year rate reset provisions that became operative in 2010 and reset each fifth year thereafter. The Delta Connection Agreements also provide that, beginning with the fifth anniversary of the execution of the agreements (September 8,

2010), Delta has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. SkyWest Airlines and ExpressJet have agreed with Delta on contractual rates that are effective through December 31, 2015.

        The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on December 31, 2022, subject to certain Delta extension rights. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances, including:

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

        The ExpressJet Delta Connection Agreement is scheduled to terminate on December 31, 2022, subject to certain Delta extension rights. The ExpressJet Delta Connection Agreement is subject to early termination in various circumstances including:

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

SkyWest Airlines United Express Agreements

        SkyWest Airlines and United are parties to two United Express agreements: a United Express agreement initially executed between SkyWest Airlines and United to operate certain CRJ200s, CRJ700s and EMB120s dated July 31, 2003, and a United Express agreement to operate 40 new E175 aircraft (collectively, the "SkyWest Airlines United ExpressJet Agreements"). Under the E175 agreement, SkyWest Airlines began service in May 2014 and 20 E175 aircraft had been delivered as of December 31, 2014. We anticipate deliveries of the remaining E175 aircraft will continue through 2015. The E175 agreement has a 12-year term for each of the aircraft subject to the agreement.

        The SkyWest Airlines United Express Agreements have a latest scheduled termination date in 2026. The SkyWest Airlines United Express Agreements are subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or United fails to fulfill an obligation under the SkyWest Airlines United Express Agreements for a period of 60 days after written notice to cure;

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

ExpressJet United ERJ Agreement

        Effective November 12, 2010, ExpressJet Delaware and Continental entered into the ExpressJet United ERJ Agreement, whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. The rights and obligations of ExpressJet Delaware under the ExpressJet United ERJ Agreement became the rights and obligations of ExpressJet as a consequence of the ExpressJet Combination. The rights and obligations of Continental under the ExpressJet United ERJ Agreement became the rights and obligations of United as a consequence of United's merger with Continental in 2010. The ExpressJet United ERJ Agreement was amended and restated on November 7, 2014, which among other modifications, reduced the term of the agreement.

        The ExpressJet United ERJ Agreement terminates in December 2017, subject to early termination by United or ExpressJet upon the occurrence of certain events. United's termination rights include the right to terminate the ExpressJet United ERJ Agreement if ExpressJet's performance falls below identified standards (and such failure is not cured within 60 days following receipt of notice), upon the occurrence of a labor strike lasting 15 days or longer and upon the occurrence of a material default under certain lease agreements relating to aircraft operated by ExpressJet under the ExpressJet United ERJ Agreement (provided that such material default is not cured within 60 days following receipt of notice). ExpressJet's termination rights include the right to terminate the ExpressJet United ERJ Agreement if United fails to make payment of $500,000 or more due to ExpressJet under the ExpressJet United ERJ Agreement and such failure is not cured within five business days following receipt of notice. Additionally, effective January 1, 2018, United has the right to extend the term for a 12-month period for a certain number of aircraft upon 180 days written notice. United also has the right to extend the term for a second 12-month period for a certain number of aircraft upon 180 days written notice.

        Under the terms of the ExpressJet United ERJ Agreement, ExpressJet operates 216 ERJ145s and nine ERJ135s in the United flight system. All of such ERJ145s and ERJ 135s are leased to ExpressJet by United pursuant to sublease or lease agreements. Upon the expiration of the ExpressJet United ERJ Agreement, ExpressJet is obligated to return the subleased or leased aircraft to United. As of December 31, 2014, ExpressJet had removed ten ERJ145s from service and was in the process of returning such aircraft to United. During the 2015 calendar year, ExpressJet anticipates removing 59 ERJ145s and nine ERJ135s from contract and intends to return the aircraft to United under the aircraft lease agreement.

ExpressJet United CRJ Agreement

        ExpressJet and United are parties to the ExpressJet United CRJ Agreement dated February 10, 2010. As of December 31, 2014, ExpressJet operated seven CRJ200s under the United Express CRJ Agreement. The ExpressJet United CRJ Agreement terminates in March 2015.

SkyWest Airlines American Agreement

        On September 11, 2012, SkyWest Airlines and American entered into the SkyWest Airlines American Agreement. The SkyWest Airlines American Agreement is scheduled to terminate in 2016 and is subject to early termination in various circumstances including:

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

SkyWest Airlines Alaska Agreement

        On April 13, 2011, SkyWest Airlines and Alaska entered into the SkyWest Airlines Alaska Capacity Purchase Agreement. The SkyWest Airlines Alaska Capacity Purchase Agreement is scheduled to terminate in 2018. In November 2014, SkyWest and Alaska reached an agreement under a 12-year fixed-fee arrangement for SkyWest to operate seven new E175 aircraft for Alaska, beginning in mid-2015. The SkyWest Airlines Alaska Capacity Purchase Agreement is subject to early termination in various circumstances including:

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

SkyWest Airlines US Airways Agreement

        On November 17, 2011, SkyWest Airlines and US Airways entered into the SkyWest Airlines US Airways Agreement. Additionally, as of December 31, 2014, SkyWest Airlines operated one CRJ200 under a revenue-sharing arrangement.

        The SkyWest Airlines US Airways Agreement is scheduled to terminate in 2015. The SkyWest Airlines US Airways Agreement is subject to early termination in various circumstances including:

  •
  if SkyWest Airlines or US Airways fails to fulfill an obligation under the SkyWest Airlines US Airways Agreement for a period of 30 days after written notice to cure;

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

Segment Financial Information

        See Management's Discussion and Analysis of Financial Condition and Results of Operations, set forth in Item 7 of this Report, and Note 2 to our Consolidated Financial Statements for the fiscal year ended December 31, 2014, included in Item 8 of this Report, for financial information regarding our business segments.

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

Fuel

        Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply; however, our fixed-fee agreements with Delta, United, American, Alaska and US Airways provide for fuel used in the performance of those agreements to be reimbursed by our major partners, thereby reducing our exposure to fuel price fluctuations. During the year ended December 31, 2014, United purchased the majority of the fuel for our United aircraft under contract directly from its fuel vendors; and Delta purchased the majority of the fuel for our Delta aircraft under contract directly from its fuel vendors. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or our lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

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

Collective Bargaining

        As of December 31, 2014, we had approximately 18,500 full-time equivalent employees. Approximately 45.1% of these employees were represented by unions, including the employee groups listed in the table below. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination. Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,631	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,132	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	53	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	554	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	60	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,577	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,210	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	942	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	81	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	97	International Brotherhood of Teamsters	Amendable

        The successful combination of ExpressJet Delaware and Atlantic Southeast and achievement of the anticipated benefits of our acquisition of ExpressJet Delaware will depend significantly on the results of our efforts to integrate the employee groups of Atlantic Southeast and ExpressJet Delaware and on maintaining productive employee relations. During December 2013 and January 2014, the Airline Pilots Association International ("ALPA"), which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable as indicated in the foregoing table. The decision of those employee groups to reject the joint collective bargaining agreement has precluded us from realizing some of the savings we had hoped to achieve through the ExpressJet Combination. ExpressJet intends to resume negotiations with ALPA in an effort to negotiate an acceptable agreement.

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

        As of December 31, 2014, SkyWest and SkyWest Airlines collectively employed 9,642 full-time equivalent employees, consisting of 6,209 pilots and flight attendants, 1,743 customer service personnel, 1,497 mechanics and other maintenance personnel, and 193 administration and support personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines' employees do, however, occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines' relationships with its employees to be good.

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

Seasonality

        Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our pro-rate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our fixed-fee arrangements is based on completing flights. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

        Under our code-share agreements with Delta, United, American, Alaska and US Airways, we are compensated for certain costs we incur in providing services. Under our fixed-fee arrangements, our code-share partner directly reimburses us for certain costs we incur, as defined as "pass-through" costs. With respect to other costs we incur, our code-share partner is obligated to pay to us amounts based, in part, on pre-determined rates typically applied to production statistics (such as departures or block/flight time). During the year ended December 31, 2014, approximately 18% of our code-share operating costs were pass-through costs and approximately 82% of our code-share operating costs were reimbursable at pre-determined rates. These pre-determined rates may not equal the actual expenses we incur in delivering the associated services. There can be no assurance that the pre-determined rates contemplated by our code-share agreements will be higher than the costs SkyWest Airlines and ExpressJet will incur to provide the services required under their respective agreements. Labor and labor-related expenses, including crew training, and certain maintenance expenses are significant expenses intended to be covered by the pre-determined rates under our fixed-fee arrangements. If the amount we earn from our pre-determined rates under our fixed-fee arrangements is less than our operating costs (excluding pass-through costs), our financial position and operating results will be negatively affected.

We have aircraft lease and debt commitments that extend beyond our existing fixed-fee contractual term on certain aircraft.

        Under our fixed-fee arrangements with Delta, United and US Airways, we have a total of 66 CRJ700s and CRJ900s with flying contract expirations ranging from mid-2015 to the end of 2016. Our underlying lease or debt financing obligation associated with each of these aircraft are scheduled to terminate between 2018 and 2024 on an aircraft-by-aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we will pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. In the event we are unable to extend the flying contract terms at similar or improved economics for these aircraft at each respective contract's expiration, or if we pursue alternative uses for these aircraft that result in reduced economics than our current flying contracts, our financial results could be adversely affected.

The supply of pilots to the airline industry may be limited.

        On July 8, 2013, as directed by the U.S. Congress, the FAA issued more robust pilot qualification and crew member flight training standards. With the issuance of the new standards, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. If we are unable to secure the services of sufficient eligible pilots to staff our routes, our operations and financial results could be materially and adversely affected.

        New student pilot certificates have decreased dramatically, especially in the past three years, and the pool of eligible pilots qualified to be new hires into the airline industry has been declining significantly. In addition, the major network air carriers have done only minimal pilot hiring in the past several years because of industry capacity reductions and the increase in statutory mandatory retirement age for pilots from age 60 to age 65. Also effective January 2014, mandatory pilot retirement rules began again to force major network carriers to hire replacement pilots.

        The current pilot shortage may increase training costs and we may not have enough pilots to conduct our operations. Our projections of available pilots may impact our fleet planning decisions, including the removal of which could negatively impact our operations and financial results. Additionally, the lack of qualified pilots to conduct our operations would negatively impact our operations and financial condition.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business.

        Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2014, our salary, wage and benefit costs constituted approximately 39.2% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non-unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

        Approximately 45.1% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the RLA, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self-help action both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

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

The integration of the Atlantic Southeast and ExpressJet Delaware workforces will present significant challenges, including the possibility of labor-related disagreements that may adversely affect our operations and our financial performance.

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

        In order to integrate the former employee groups of Atlantic Southeast and ExpressJet Delaware, ExpressJet must negotiate a joint collective bargaining agreement covering each combined employee group. The process for integrating the former labor groups of ExpressJet Delaware and Atlantic Southeast is governed by a combination of the RLA, the McCaskill-Bond Amendment, and where applicable, the existing provisions of each company's collective bargaining agreements and union policy. Pending operational integration, ExpressJet intends to apply the terms of the existing collective bargaining agreements unless other terms have been negotiated. Under the McCaskill-Bond Amendment, seniority integration must be accomplished in a "fair and equitable" manner consistent with the process set forth in the Allegheny-Mohawk Labor Protective Provisions or internal union merger policies, if applicable. Employee dissatisfaction with the results of the seniority integration may lead to litigation that in some cases could delay implementation of the integrated seniority list. The National Mediation Board has exclusive authority to resolve representation disputes arising out of airline mergers.

        During December 2013 and January 2014, ALPA, which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable. The decision of those employee groups to reject the joint collective bargaining agreement will preclude us from realizing some of the savings we had hoped to achieve through the ExpressJet Combination. All of ExpressJet's union labor contracts are currently amendable.

        We can provide no assurance that a successful or timely resolution of labor negotiations for the former labor groups of Atlantic Southeast and ExpressJet Delaware will be achieved. There is a possibility that employees or unions could engage in job actions such as slow-downs, work-to- rule campaigns, sick-outs or other actions designed to disrupt ExpressJet's normal operations, in an attempt to pressure ExpressJet in collective bargaining negotiations. Although the RLA makes such actions unlawful until the parties have been lawfully released to self-help, and ExpressJet can seek injunctive relief against premature self-help, such actions can cause significant harm even if ultimately enjoined.

The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

        The Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act") became effective in August 2013. The Improvement Act added new certification requirements for entry-level commercial pilots, requires additional emergency training for airline personnel, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

        The Improvement Act also:

  •
  Requires that all airline pilots obtain an Airline Transport Pilot license, which was previously only required for captains.

  •
  Obligates the FAA to maintain a database of pilot records, including records to be provided by airlines and other sources, so that airlines will have access to more information before they hire pilots.

  •
  Requires the FAA to issue new regulations governing the airlines' obligations to submit pilot records and the requirements for airlines to obtain access for information in the database before the database portion of the Improvement Act becomes effective.

  •
  Directs the FAA to rewrite the rules for how long pilots are allowed to work and how much rest they must have before working.

        The Improvement Act (and associated regulations) has increased our compliance and FAA reporting obligations, has had a negative effect on pilot scheduling, work hours and the number of pilots required to be employed for our operations or other aspects of our operations, and may continue to negatively impact our operations and financial condition.

We are highly dependent on Delta and United.

        As of December 31, 2014, we had 664 aircraft out of our total 749 aircraft operating under a fixed-fee arrangement or a revenue-sharing agreement with either Delta or United. If our code-share agreements with Delta or United are terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airlines independent from major partners would be a significant departure from our business plan, would likely be very difficult and would likely require significant time and resources, which may not be available to us at that point.

        The current terms of the SkyWest Airlines and ExpressJet Delta Connection Agreements are subject to certain early termination provisions. Delta's termination rights include cross-termination rights (meaning that a breach by either of SkyWest Airlines or ExpressJet of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements to which we or either of our operating subsidiaries is a party), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent SkyWest Airlines or ExpressJet from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ExpressJet, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. The current terms of the United CPA are subject to certain early termination provisions and subsequent renewals. United may terminate the United CPA due to an uncured breach by ExpressJet of certain operational and performance provisions, including measures and standards related to flight completions and on-time arrivals.

        We currently use the systems, facilities and services of Delta and United to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta and United could require us to sell or assign to them facilities and assets, including maintenance facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

Maintenance costs will likely continue to increase as the age of our regional jet fleet increases.

        The average age of our CRJ200s, ERJ145s, CRJ700s and CRJ900s is approximately 12.9 years, 12.7 years, 9.6 years and 7.1 years respectively. All of the parts on these aircraft are no longer under warranty and we have started to incur more heavy airframe inspections and engine overhauls on those aircraft. Our non-engine maintenance costs are expected to continue to increase on our CRJ200, ERJ145, CRJ700 and CRJ900 fleets. Our non-engine maintenance costs will increase significantly, both on an absolute basis and as a percentage of our operating expenses, as our fleet ages. If our maintenance costs increase at a higher rate than amounts we can recover in revenue, we will experience a negative impact on our financial results.

We may be negatively impacted if Delta or United experiences significant financial difficulties in the future.

        For the year ended December 31, 2014 approximately 93.0% of the available seat miles ("ASMs") generated in our operations were attributable to our code-share agreements with Delta and United. If Delta or United experiences significant financial difficulties, we would likely be negatively affected. For example, volatility in fuel prices may negatively impact Delta's and United's results of operations and financial condition. Among other risks, Delta and United are vulnerable both to unexpected events (such as additional terrorist attacks or additional spikes in fuel prices) and to deterioration of the operating environment (such as a recession or significant increased competition). There is no assurance that Delta or United will be able to operate successfully under these financial conditions.

        In light of the importance of our code-share agreements with Delta and United to our business, a default by Delta or United under any of these agreements, or the termination of any of these agreements could jeopardize our operations. Such events could leave us unable to operate many of our current aircraft, as well as additional aircraft we are obligated to purchase, which would likely result in a material adverse effect on our operations and financial condition.

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

        Long-term contractual agreements, such as our code-share agreements, are subject to interpretation and disputes may arise under such agreements if the parties to an agreement apply different interpretations to that agreement. Those disputes may divert management time and resources from the core operation of the business, and may result in litigation, arbitration or other forms of dispute resolution.

        In recent years we have experienced disagreements with our major partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time, financial resources and settlement negotiations of disputed matters.

        To the extent that we continue to experience disagreements regarding the interpretation of our code-share or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We have a significant amount of contractual obligations.

        As of December 31, 2014, we had a total of approximately $1.7 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft, engines and related spare parts. We also have significant long-term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2014, we had 554 aircraft under lease, with remaining terms ranging up to 11 years. Future minimum lease payments due under all long-term operating leases were approximately $1.5 billion at December 31, 2014. At a 4.8% discount factor, the present value of these lease obligations was equal to approximately $1.3 billion at December 31, 2014. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

        We currently have 246 CRJ200s with an average life of 12.9 years, 226 ERJ145s with an average life of 12.7 years and 43 EMB120s with an average life of 17.3 years. We have announced our intention to remove all of our EMB120s from service before the end of the second quarter of 2015, and we anticipate that over the next several years, we will continue to replace the CRJ200s and ERJ145s with larger regional jets or turboprops. Our fleet replacement strategy, if undertaken as we currently anticipate, will require significant amounts of capital to acquire these larger regional jets or turboprops.

        There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing or anticipated future obligations. Even if we meet all required debt, lease and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

  •
  increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;

  •
  limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and

  •
  adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

        If we need additional capital and cannot obtain such capital on acceptable terms, or at all, we may be unable to realize our fleet replacement plans or take advantage of unanticipated opportunities

We may be limited from expanding our flying within the Delta and United flight systems.

        Additional growth opportunities within the Delta and United flight systems are limited by various factors. Except as contemplated by our existing code-share agreements, we cannot assure that Delta and United will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code-share partners. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially and adversely affect our operating results and our financial condition.

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

        In 2014, the Ebola virus outbreak in West Africa caused general public concerns for passenger air travel. In recent years, outbreaks of the H1N1 flu virus and of Severe Acute Respiratory Syndrome ("SARS") had an adverse impact on travel behavior. Any outbreak of a disease (including a worsening of the outbreak of the Ebola virus) that affects travel behavior could have a material adverse impact on our operating results and financial condition. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations and financial condition.

Interruptions or disruptions in service at one of our hub airports, due to adverse weather or for any other reason, could have a material adverse impact on our operations.

        We currently operate primarily through hubs in Atlanta, Los Angeles, Houston, Minneapolis, Detroit, San Francisco, Salt Lake City, Chicago, Denver, Houston, Washington, D.C., Newark, Cleveland and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and, during periods of storms or adverse weather, fog, low temperatures, etc., our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita and Superstorm Sandy, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region, including ExpressJet. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, San Francisco, Newark and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

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

We could be adversely affected by significant disruptions in the supply of fuel or by high fuel prices.

        Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil-producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of high fuel prices for a significant period of time, would have a material adverse impact on us.

        Pursuant to our fixed-fee arrangements, our major partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our pro-rate operations. As of December 31, 2014, essentially all of our EMB120s flown for Delta were flown under pro-rate arrangements, while approximately 57% of our EMB120s flown in the United system were flown under pro-rate arrangements. As of December 31, 2014, we operated 21 CRJ200s under a pro-rate agreement with United. We also operate ten CRJ200s under a pro-rate agreement with Delta, one CRJ200 under a pro-rate arrangement with US Airways and 6 CRJ200s under a pro-rate agreement with American. Our operating and financial results with respect to these pro-rate arrangements can be affected by the price and availability of jet fuel and in the event we are unable to pass on increased fuel prices to our pro-rate customers by increasing fares our financial performance would be adversely impacted.

Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results.

        The majority of our code-share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code-share agreements. Historically, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements, however, in recent years our major partners have reduced our utilization to levels which, at times, have been lower than the levels required by our code-share agreements. If our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major partners may change routes and frequencies of flights, which can shorten flight trip lengths. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code-share agreements would adversely impact our financial results.

There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

        Our major airline partners have indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions. Specifically, they have identified a general oversupply of 50-seat regional jets under contractual commitments with regional airlines. Delta in particular has reduced both the number of 50-seat regional jets within its network and the number of regional airlines with which it contracts. There are currently more than 100 50-seat aircraft within the Delta Connection system. In addition to reducing the number of 50-seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements (See the risk factor titled "Reduced utilization levels of our aircraft under our code-share agreements would adversely impact our financial results" for additional details). This decrease has had, and may continue to have, a negative impact on our regional airline services revenue and financial results.

Declining interest rates could have a negative effect on our financial results.

        Our earnings are affected by changes in interest rates due to the amount of our variable rate long-term debt and the amount of cash and securities we hold. Under the majority of our fixed-fee arrangements with our major partners, we are directly reimbursed for interest expense on debt-financed aircraft as a pass-through cost. The reimbursement of the interest expense is recorded as passenger revenue in our consolidated statements of income. Thus, a decline in interest expense associated with contract aircraft would likely be offset by a reduced aircraft ownership cost passed through to our major partners. Interest expense decreased $2.7 million, or 3.9%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in interest expense was substantially due to a decrease in interest rates and the majority of this reduction was passed through to our major partners. Interest income decreased $0.4 million, or 11.0% during the year ended December 31, 2014, compared to the year ended December 31, 2013. Interest income is not a component of our contractual arrangements with our major partners. If interest rates were to decline, our major partners would receive the principal benefit of the interest expense decline, since interest expense is generally passed through to our major partners; however, if declining interest rates reduce our interest income, our financial results will be negatively affected.

If we have a failure in our technology or if we have security breaches of our information technology infrastructure, our business and financial condition may be adversely affected.

        The performance and reliability of our technology are critical to our ability to compete effectively. Any internal technological error or failure or large-scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of technology could impact our ability to conduct our business and result in increased costs. Our technological systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

        In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our passengers and employees and information of our business partners. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers', employees' or business partners' information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

Our business could be harmed if we lose the services of our key personnel.

        Our business depends upon the efforts of our chief executive officer, Jerry C. Atkin, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who cease to be employed by us and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key-person insurance on any of our executive officers.

Risks Related to the Airline Industry

We may be materially affected by uncertainties in the airline industry.

        The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers and continuing hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will likely continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), low-cost carriers, competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will likely affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to currently predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code-share partners.

        The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest and JetBlue among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, including the merger between American and US Airways in 2013, United and Continental in 2010, Delta and Northwest Airlines, Inc. in 2008, as well as the merger of Southwest and AirTran Airways, Inc. ("AirTran") in 2011. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our code-share partners.

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

        The terrorist attacks of September 11, 2001 and their aftermath have negatively impacted the airline industry in general, including our operations. The primary effects experienced by the airline industry include a substantial loss of passenger traffic and revenue. If additional terrorist attacks are launched against the airline industry, there will be lasting consequences of the attacks, which may include loss of life, property damage, increased security and insurance costs, increased concerns about future terrorist attacks, increased government regulation and airport delays due to heightened security. Additional terrorist attacks and the fear of such attacks could negatively impact the airline industry, and result in further decreased passenger traffic and yields, increased flight delays or cancellations associated with new government mandates, as well as increased security, fuel and other costs. We cannot provide any assurance that these events will not harm the airline industry generally or our operations or financial condition in particular.

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

        Our Restated Articles of Incorporation, as amended (the "Restated Articles"), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2014, we had 51,186,025 shares outstanding. In addition, as of December 31, 2014, we had equity-based incentive plans under which 4,080,423 shares are reserved for issuance and an employee stock purchase plan under which 1,260,759 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

The amount of common stock we repurchase may decrease from historical levels, or we may not repurchase any additional shares of common stock.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None

ITEM 2.    PROPERTIES

Flight Equipment

        As of December 31, 2014, our fleet consisted of the following types of owned and leased aircraft:

Aircraft Type	Number of Owned Aircraft	Number of Leased Aircraft	Passenger Capacity	Scheduled Flight Range (miles)	Average Cruising Speed (mph)	Average Age (years)
CRJ200s	94	154	50	1,500	530	12.9
CRJ700s	70	69	70	1,600	530	9.6
CRJ900s	11	53	90	1,500	530	7.1
E175s	20	—	76	2,100	530	0.4
ERJ145s	—	226	50	1,500	530	12.7
ERJ135s	—	9	37	1,500	530	13.6
EMB120s	18	25	30	300	300	17.3

        The following table outlines the currently anticipated size and composition of our combined fleet for the periods indicated. The projected fleet size schedule below assumes aircraft financed under operating leases will be returned to the lessor at the end of each lease and debt-financed aircraft will be retired or sold as the debt matures.

	As of December 31,
	2015	2016	2017	2018
Additional aircraft deliveries
E175	25	2	—	—

	As of December 31,
	2015	2016	2017	2018
Anticipated fleet size
Total Bombardier Regional Jets	414	390	342	307
Total Embraer Regional Jets	225	199	47	47
Total Combined Fleet	639	589	389	354

  Bombardier and Embraer Regional Jets

        The Bombardier and Embraer Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, as well as a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier and Embraer Regional Jets is comparable to larger aircraft operated by the major airlines, and they have a range of approximately 1,600 miles (2,100 miles for the E175 aircraft); however, because of their smaller size and efficient design, the per-flight cost of operating a Bombardier or Embraer Regional Jet is generally less than that of a 120-seat or larger jet aircraft.

  Brasilia Turboprops

        The EMB120s are 30-seat, pressurized aircraft designed to operate more economically over short-haul routes than larger jet aircraft. In November 2014, SkyWest Airlines announced that it intends to remove all EMB120 aircraft from service, which we anticipate completing by the end of the second quarter of 2015.

Ground Facilities

        SkyWest, SkyWest Airlines and ExpressJet own or lease the following principal properties:

  SkyWest Facilities

  •
  We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square feet, respectively.

  SkyWest Airlines Facilities

  •
  SkyWest Airlines leases a 221,000 square foot facility at the Salt Lake International Airport. This facility consists of a 98,000 square-foot aircraft maintenance hangar and a 123,000 square-foot training and office facility. SkyWest Airlines is leasing the facility from the Salt lake City Department of Airports under a lease that expires in 2028.

  •
  SkyWest Airlines owns a 55,000 square-foot maintenance accessory shop (which includes 5,000 square-foot office space) and a 5,000 square-foot training facility in Salt Lake City, Utah.

  •
  SkyWest Airlines leases a 90,000 square-foot maintenance hangar and a 15,000 square-foot office facility in Fresno, California.

  •
  SkyWest Airlines leases a 70,000 square-foot maintenance hangar in Tucson, Arizona.

  •
  SkyWest Airlines owns a 57,000 square-foot maintenance facility and an 18,000 square-foot office facility in Chicago, Illinois. The City of Chicago possesses the right to acquire ownership rights of the facility in 2017.

  •
  SkyWest Airlines owns a 57,000 square foot aircraft maintenance facility in Palm Springs, California.

  •
  SkyWest Airlines owns a 55,000 square-foot hangar and a 46,000 square-foot office facility in Colorado Springs, Colorado.

  •
  SkyWest Airlines leases a 42,000 square-foot maintenance hangar facility in South Bend, Indiana.

  •
  SkyWest Airlines leases a 41,000 square-foot hangar and office facility in Milwaukee, Wisconsin.

  •
  SkyWest Airlines leases a 32,000 square-foot hangar and office facility in Nashville, Tennessee.

  •
  SkyWest Airlines is currently constructing a maintenance facility in Boise, Idaho. The facility is designed to include a 94,000 square-foot hangar and a 32,000 square-foot office facility and is expected to be completed by September 2015. SkyWest Airlines is temporarily leasing a 15,000 square-foot hangar and office facility in Boise, Idaho.

  ExpressJet Facilities

  •
  ExpressJet leases an aircraft hangar complex consisting of 203,000 square feet of building space at the Hartsfield-Jackson Atlanta Airport. The complex also contains a 15,000 square-foot ground service equipment facility. The 203,000 square-foot building space consists of a 114,000 square foot aircraft maintenance hangar, 18,000 square-foot training facility, and 71,000 square feet of renovated office space which is utilized to support various operating divisions and ExpressJet's Operational Control Center. The lease agreement for the aircraft hangar complex has a 25-year term and is scheduled to expire on April 30, 2033.

  •
  ExpressJet leases a 20,000 square-foot facility at the Hartsfield-Jackson Atlanta International Airport which serves as ExpressJet's corporate headquarters. The lease agreement for this facility has a seven-year term and is scheduled to expire on July 31, 2018.

  •
  ExpressJet leases a group of warehouse units for the purpose of parts storage in College Park, Georgia. The 17,000 square feet of warehouse space is leased on a month-to-month basis.

  •
  ExpressJet leases 24 gates and other premises of the Central Passenger Terminal Complex located on Concourse C and Concourse D at Hartsfield-Jackson Atlanta International Airport. The lease agreement is scheduled to expire on September, 20, 2017.

  •
  ExpressJet leases a 380,000 square-foot hangar and office support facility in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2015.

  •
  ExpressJet leases a 152,000 square-foot hangar, and a 29,000 square-foot shop facility in Shreveport, Louisiana. The lease agreement for the hangar facility and the lease for the shop facility are on a month-to-month basis.

  •
  ExpressJet subleases a 91,000 square-foot aircraft maintenance facility in Cleveland, Ohio. The lease agreement is scheduled to expire on January 30, 2015.

  •
  ExpressJet leases an 83,000 square-foot hangar, and a 25,000 square-foot shop facility in Knoxville, Tennessee. The lease agreement for the hangar facility is scheduled to expire on

    November 30, 2020, and the lease for the shop facility is scheduled to expire on October 31, 2017.

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

  •
  ExpressJet leases a 68,000 square-foot facility in Houston, Texas. ExpressJet has subleased the building to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations under the lease agreement which is scheduled to expire on October 2, 2016.

  •
  ExpressJet leases a 57,000 square-foot training center and support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2027.

  •
  ExpressJet leases a 35,000 square-foot hangar facility in Columbia, South Carolina. The lease agreement has a five-year term and is scheduled to expire on June 30, 2015.

  •
  ExpressJet leases a 32,000 square-foot aircraft maintenance facility in Richmond, Virginia. The lease agreement is scheduled to expire on October 31, 2016.

  •
  ExpressJet leases an aircraft hangar complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square-foot hangar facility and 12,000 square feet of office support space. ExpressJet has the right to occupy the Baton Rouge facility rent-free until 2018.

  •
  ExpressJet leases a 27,000 square-foot aircraft maintenance hangar in Kansas City, Missouri. The lease agreement is scheduled to expire on November 30, 2016.

  •
  ExpressJet subleases 12,000 square-feet of hangar space in Detroit, Michigan. The term of the sublease agreement is on a rolling 90-day basis.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2014, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.    MINE SAFETY DISCLOSURES

        The disclosure required by this item is not applicable.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

        Our common stock is traded on The Nasdaq Global Select Market under the symbol "SKYW." At February 6, 2015, there were approximately 875 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2014		2013
Quarter	High	Low	High	Low
First	$14.98	$11.77	$16.10	$12.32
Second	13.72	11.21	16.11	13.19
Third	12.66	7.78	15.54	12.39
Fourth	13.28	7.07	17.05	13.57

        The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

        During 2014 and 2013, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table contains information regarding our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	2,888,074	$16.46	5,341,182

(1)
Consists of our Executive Stock Incentive Plan, our All Share Stock Option Plan, our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2014, included in Item 8 of this Report, for additional information regarding these plans.

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

        The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2014, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the "Peer Group") for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five Year Total Return

	INDEXED RETURNS
		Years Ending
	Base Period Dec09
Company Name / Index		Dec10	Dec11	Dec12	Dec13	Dec14
SkyWest, Inc.	100	93.38	76.15	76.40	91.96	83.81
NASDAQ Composite	100	118.02	117.04	137.47	192.62	221.02
Peer Group	100	118.68	84.52	107.57	200.73	374.64

        The Peer Group consists of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange. The members of the Peer Group are: Alaska Air Group, Inc.: Allegiant Travel Co.; American Airlines Group, Inc.; Delta Air Lines, Inc.; Hawaiian Holdings, Inc.; JetBlue Airways Corp.; Republic Airways, Holdings Inc.; SkyWest, Inc.; Southwest Airlines Co.; Spirit Airlines Inc.; United Continental Holdings Inc.; and Virgin America, Inc.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial and operating data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012	2011	2010(2)
Operating revenues	$3,237,447	$3,297,725	$3,534,372	$3,654,923	$2,765,145
Operating income	24,848	153,111	165,987	41,105	201,826
Net income (loss)	(24,154)	58,956	51,157	(27,335)	96,350
Net income (loss) per common share:
Basic	$(0.47)	$1.14	$1.00	$(0.52)	$1.73
Diluted	$(0.47)	$1.12	$0.99	$(0.52)	$1.70
Weighted average shares:
Basic	51,237	51,688	51,090	52,201	55,610
Diluted	51,237	52,422	51,746	52,201	56,526
Total assets	$4,409,928	$4,233,219	$4,254,637	$4,281,908	$4,456,148
Current assets	1,291,003	1,464,437	1,434,040	1,280,464	1,379,203
Current liabilities	684,355	620,464	591,425	624,148	572,278
Long-term debt, net of current maturities	1,533,990	1,293,179	1,470,567	1,606,993	1,738,936
Stockholders' equity	1,400,346	1,434,939	1,387,175	1,334,261	1,420,923
Return (loss) on average equity(1)	(1.7)%	4.2%	3.8%	(2.0)%	6.9%
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

(1)
Calculated by dividing net income (loss) by the average of beginning and ending stockholders' equity for the year.

(2)
On November 12, 2010, we completed the ExpressJet Merger for $136.5 million in cash. Our 2010 consolidated operating results contain 50 days of additional revenue and expenses generated subsequent to the ExpressJet Merger.

Selected Operating Data

	Year Ended December 31,
	2014	2013	2012	2011	2010
Block hours	2,275,562	2,380,118	2,297,014	2,250,280	1,547,562
Departures	1,357,454	1,453,601	1,435,512	1,390,523	1,001,766
Passengers carried	58,962,010	60,581,948	58,803,690	55,836,271	40,411,089
Revenue passenger miles (000)	31,499,397	31,834,735	30,088,278	29,109,039	20,227,220
Available seat miles (000)	38,220,150	39,207,910	37,278,554	36,698,859	25,503,845
Revenue per available seat mile	8.5¢	8.4¢	9.5¢	10.0¢	10.8¢
Cost per available seat mile	8.6¢	8.2¢	9.2¢	10.1¢	10.4¢
Average passenger trip length	534	525	512	521	501
Number of operating aircraft at end of year	747	755	738	732	704

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2014, 2013 and 2012. Also discussed is our financial position as of December 31, 2014 and 2013. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled "Cautionary Statement Concerning Forward-looking Statements" and "Item 1A. Risk Factors" for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

        Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2014, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 3,600 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2014, we had a combined fleet of 749 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	89	70	—	9	216	20	21	425
Delta	113	60	60	—	—	—	6	239
American	29	—	—	—	—	—	—	29
US Airways	11	—	4	—	—	—	—	15
Alaska	—	9	—	—	—	—	—	9
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other	4	—	—	—	10	—	16	30

Total	248	139	64	9	226	20	43	749

        For the year ended December 31, 2014, approximately 61.4% of our aggregate capacity was operated for United, approximately 31.6% was operated for Delta, approximately 3.2% was operated for American, approximately 2.1% was operated for Alaska and approximately 1.7% was operated for US Airways.

        Under our fixed-fee arrangements, three compensation components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. The first item is the reimbursement of fuel expense, which is a directly-reimbursed expense under all of our fixed-fee arrangements. If we purchase fuel directly from vendors, our major partners reimburse us for fuel expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed-fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income. Over the past few years, some of our major airline partners have purchased an increased volume of fuel directly from vendors on flights we operated under our fixed-fee contracts, which has decreased both revenue and operating expenses compared to previous periods presented in this Report.

        The second item is the reimbursement of landing fees and station rents, which is a directly-reimbursed expense under all of our fixed-fee arrangements. Our major partners reimburse us for landing fees and station rent expense incurred under each respective fixed-fee contract, and we record such reimbursement as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to our vendors on flights we operated under our flying contracts, which has also decreased both revenue and operating expenses compared to previous periods presented in this Report.

        The third item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United CRJ and E175 contracts, American, US Airways and Alaska fixed-fee contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to cover various operating costs, including engine maintenance costs ("Fixed-Rate Engine Contracts"). Under the compensation structure for our Delta Connection and United ERJ145 flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred as a pass-through cost ("Directly-Reimbursed Engine Contracts"). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed ("CRJ200 Engine Overhaul Expense").

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

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (EMB120)	Fixed-Rate Engine Contracts	Deferral Method
ExpressJet United (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement (CRJ700s)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
US Airways Agreement (CRJ200 / CRJ900)	Fixed-Rate Engine Contracts	Direct Expense Method

        Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee flying arrangements and our pro-rate flying arrangements. For the year ended December 31, 2014, contract flying revenue and pro-rate revenue represented approximately 88% and 12%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Financial Highlights

        We had total operating revenues of $3.2 billion for the year ended December 31, 2014, a 1.8% decrease, compared to total operating revenues of $3.3 billion for the year ended December 31, 2013. We had a net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014, compared to $59.0 million, or $1.12 per diluted share, for the year ended December 31, 2013.

        The significant items affecting our financial performance during the year ended December 31, 2014 are outlined below:

Revenue

        Under our fixed-fee arrangements, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue (referred to as pass through costs). These pass-through costs include fuel, landing fees, station rents and engine maintenance expenses under certain fixed-fee contracts. Excluding the pass-through expenses for fuel, landing fees and engine maintenance and the associated direct reimbursement from our major partners, our passenger revenues increased from $2,570 million for the year ended December 31, 2013 to $2,583 million for the year ended December 31, 2014, a $13 million increase. This increase during the 2014 year was primarily due to the addition of the E175 aircraft, certain contract renewals and modifications at improved rates and increased volume of departures on routes subject to government subsidies. Block hours incurred on completed flights is a significant driver of our revenue under our fixed-fee arrangements. During the three months ended March 31, 2014, we experienced unusual weather-related disruptions and cancelled approximately 15,800 more flights compared to the three months ended March 31, 2013, or a 144% increase in weather-cancelled flights. The decrease in block hour production from 2013 to 2014 was significantly concentrated in the ExpressJet ERJ145 aircraft type, which has a lower revenue per block hour than our other flying contracts, as the aircraft lease payments are paid directly by the major airline partner and we do not record revenue for expenses paid directly to vendors by our major partners.

Operating Expenses and Other Income items

        Salaries, wages and employee benefits increased $46.8 million, or 3.9%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in salaries, wages and employee benefit expenses was primarily due to increased pilot costs associated with the implementation of the Airline Safety and Pilot Training Improvement Act of 2009 (the "Improvement Act"), which had a negative effect on pilot scheduling and work hours in 2014. We anticipate that the negative impact of compliance with the Improvement Act we experienced in 2014 will continue in future periods. The increase in salaries, wages and employee benefits was also due to additional hiring and training associated with the deliveries of our E175 aircraft, which we anticipate will continue into 2015.

        During the year ended December 31, 2014, we recorded $74.8 million in special items that consisted primarily of impairment charges to write-down owned EMB120 aircraft and related long-lived assets to their estimated fair value, accrued obligations on the leased aircraft and related costs. The special item associated with the EMB120 aircraft was triggered by our decision to remove the EMB120 aircraft from service by the second quarter of 2015. The special item additionally consists of impairment charges to write-down certain ERJ145 long-lived assets to their estimated fair value and aircraft lease return and related costs. The special item associated with the ERJ145 aircraft was triggered by the execution of an amended and restated contract with United that accelerates the lease termination dates of certain ERJ145 aircraft and accelerated the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. The special item also includes the write-down of assets associated with the disposition of our paint facility located in Saltillo, Mexico, which was sold during the year ended December 31, 2014.

        Other operating expenses, which primarily consist of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $24.5 million, or 10.2%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in other expenses during the year ended December 31, 2014 was primarily due to an increase in crew lodging expenses resulting from our compliance with the Improvement Act.

        We recorded a gain of $24.9 million in other income during the year ended December 31, 2014 related to the completion of the sale of our ownership interest in Trip Linhas Arereas S.A., a Brazilian regional airline ("TRIP").

Other Significant Developments in 2014

        In May 2014, SkyWest Airlines inducted its first E175 aircraft into service pursuant to the SkyWest Airlines United Express Agreement. As of December 31, 2014, we had taken delivery of 20 E175 aircraft and we anticipate taking delivery of the remaining 20 E175 aircraft in 2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

        In November 2014, SkyWest Airlines reached an agreement with Alaska to place seven E175 aircraft into service pursuant to the SkyWest Airlines Alaska Agreement. We anticipate taking deliveries of the seven aircraft between mid-2015 and the first quarter of 2016.

        In November 2014, ExpressJet reached an agreement with American to operate 15 used ERJ145s. We anticipate the aircraft will be placed into service during the first half of 2015. We intend to lease the aircraft from American and we anticipate operating the aircraft through the end of 2016.

        In November 2014, we made the decision to remove all EMB120 aircraft from service by the end of the second quarter of 2015. As of December 31, 2014, we owned 18 EMB120s and leased 25 EMB120 aircraft. We are actively marketing our owned EMB120 aircraft and our EMB120 aircraft spare parts inventory.

        In November 2014, ExpressJet executed an amended and restated contract with United that accelerates the lease termination dates of certain ERJ145 aircraft and accelerated the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. As of December 31, 2014, ExpressJet operated 216 ERJ145s and nine ERJ135s and had removed ten ERJ145s from contract, which are in the process of being returned to United. We anticipate ExpressJet will remove 59 ERJ145s and nine ERJ135s from United service during 2015 and will return the aircraft to United.

        In December 2014, SkyWest Airlines reached an agreement with Delta to operate 12 additional used CRJ200 aircraft that SkyWest Airlines intends to lease from Delta. The aircraft deliveries started December 2014 and are scheduled to continue through the second quarter of 2015.

Critical Accounting Policies

        Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2014, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management's subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially from such estimates.

Revenue Recognition

        Passenger and ground handling revenues are recognized when service is provided. Under our contract and pro-rate flying agreements with our code-share partners, revenue is considered earned when each flight is completed. Our agreements with our code-share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the applicable code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period's revenues based on the lower of the prior period's approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

        We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. We use the "deferral method" of accounting for our EMB120 engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated to the next estimated overhaul event or to the remaining useful life, factoring lease termination dates on leased aircraft, whichever is shorter. In conjunction with our decision in November 2014 to remove the EMB120 aircraft from service by the end of the second quarter of 2015, the capitalized engine overhaul amounts were evaluated for impairment. See Impairment of Long-Lived Assets below. With respect to SkyWest

Airlines, a third-party vendor provides our long-term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s operated under our Fixed-Rate Engine Contracts. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third-party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

Aircraft Leases

        The majority of SkyWest Airlines' aircraft are leased from third parties, while the majority of ExpressJet's aircraft flying for Delta and American are primarily debt-financed on a long-term basis, and all of ExpressJet's ERJ145 aircraft flying for United are leased from United for a nominal amount. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets.

Impairment of Long-Lived Assets

        As of December 31, 2014, we had approximately $3.0 billion of property and equipment and related assets. Additionally, as of December 31, 2014, we had approximately $12.7 million in intangible assets. In accounting for these long-lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. The intangible is being amortized over fifteen years under the straight-line method. As of December 31, 2014, we had recorded $21.0 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets.

        When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

        In November 2014, we made the decision to remove all EMB120 aircraft from service by the end of the second quarter of 2015. This decision resulted in an impairment review of our long-lived assets specific to the EMB120 aircraft, which included owned aircraft, capitalized engine overhaul assets, spare engines and other EMB120 specific long-lived assets. The impairment analysis required us to use judgment to estimate the fair value of our EMB120 long-lived assets. As the largest operator of the EMB120 aircraft in the United States, our decision to remove all our EMB120 aircraft from service by the end of the second quarter of 2015 may consequently have a negative impact on the fair value of our long-lived assets. The amounts we ultimately realize from the disposal of our EMB120 long-lived assets may vary from our December 31, 2014 fair value assessments.

        In November 2014, ExpressJet entered into an amended and restated ExpressJet United ERJ Agreement, which reduced the term of the agreement from the year 2020 to 2017 and accelerated the removal of ERJ145 aircraft from the contract between the years 2015 and 2017. As of December 31, 2014, all of ExpressJet's ERJ145 aircraft were operated pursuant to the ExpressJet United ERJ Agreement. The reduced term of the ExpressJet United ERJ Agreement shortened our anticipated use of ERJ145 specific long-lived assets and resulted in an impairment review for such aircraft type specific assets, which included capitalized aircraft improvements, spare engines and other ERJ145 long-lived assets. The impairment analysis required us to use judgment to estimate the fair value of our ERJ145 long-lived assets. The amounts we ultimately realize from the disposal of our ERJ145 long-lived assets may vary from our December 31, 2014 fair value assessments.

        In conjunction with the acquisition of ExpressJet Delaware, we acquired an aircraft paint facility located in Saltillo, Mexico. During the three months ended September 30, 2014, we discontinued use of the facility and wrote down the value of the facility and related assets to its estimated fair value. During the three months ended December 31 2014, we sold the paint facility to a third party for an amount that approximated our estimated fair market value.

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

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. We are evaluating the new guidance and plan to provide additional information about its expected impact at a future date.

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period ("ASU 2014-12"). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee's award to vest upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award, but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. ASU 2014-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. We do not believe the implementation of ASU 2014-12 will have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU No. 2014-09). Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the impact, the adoption of ASU No. 2014-09 will have on our consolidated financial statements.

        In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard changes the requirements for reporting discontinued operations in Subtopic 205-20. The standard is effective in the first quarter of 2015. We do not believe the implementation of the standard will have a material impact on our consolidated financial statements.

Results of Operations

2014 Compared to 2013

        Operational Statistics.    The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Year Ended December 31,
	2014	2013	% Change
Revenue passenger miles (000)	31,499,397	31,834,735	(1.1)%
Available seat miles ("ASMs") (000)	38,220,150	39,207,910	(2.5)%
Block hours	2,275,562	2,380,118	(4.4)%
Departures	1,357,454	1,453,601	(6.6)%
Passengers carried	58,962,010	60,581,948	(2.7)%
Passenger load factor	82.4%	81.2%	1.2pts
Revenue per available seat mile	8.5¢	8.4¢	1.2%
Cost per available seat mile	8.6¢	8.2¢	4.9%
Fuel cost per available seat mile	0.5¢	0.5¢	0.0%
Average passenger trip length (miles)	534	525	1.7%

        Revenues.    Total operating revenues decreased $60.3 million, or 1.8%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $79.1 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, due primarily to (i) our major partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our code-share agreements and (ii) a reduction in the number of engine maintenance events. The following table summarizes the amount of fuel, landing fees, station rents, de-ice and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Passenger revenues	$3,168,000	$3,239,525	$(71,525)	(2.2)%
Less: Fuel reimbursement from major partners	76,675	91,925	(15,250)	(16.6)%
Less: Landing fee and station rent reimbursements from major partners	23,800	95,175	(71,375)	(75.0)%
Less: Engine overhaul reimbursement from major partners	130,505	123,024	7,481	6.1%

Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$2,937,020	$2,929,401	$7,619	0.3%

        Passenger revenues.    Passenger revenues decreased $71.5 million, or 2.2%, during year ended December 31, 2014, compared to the year ended December 31, 2013. Our passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements from major partners, increased $7.6 million, or 0.3%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements, was primarily due to the additional E175 operations that began in 2014, improvements in the provisions in certain of our flying contracts and additional revenue sharing operations, partially offset by reductions in the ExpressJet fleet size, severe weather experienced in the first half of 2014 and reduced contract performance incentives.

        Ground handling and other.    Total ground handling and other revenues increased $11.3 million, or 19.3%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Ground handling and other revenue primarily consists of ground handling services we provide to third-party airlines and government subsidies we receive for operating certain routes. Revenues associated with ground handling services we provide for our aircraft are recorded as passenger revenues. The increase in ground handling and other revenue was primarily due to an increased volume of departures during the 2014 year on routes subject to government subsidies.

        Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM (dollar amounts in thousands).

	For the year ended December 31,
	2014 Amount	2013 Amount	$ Change Amount	% Change Percent	2014 Cents Per ASM	2013 Cents Per ASM
Salaries, wages and benefits	$1,258,155	$1,211,307	$46,848	3.9%	3.3	3.1
Aircraft maintenance, materials and repairs	682,773	686,381	(3,608)	(0.5)%	1.8	1.8
Aircraft rentals	305,334	325,360	(20,026)	(6.2)%	0.8	0.8
Depreciation and amortization	259,642	245,005	14,637	6.0%	0.7	0.6
Aircraft fuel	193,247	193,513	(266)	(0.1)%	0.5	0.5
Ground handling services	123,917	129,119	(5,202)	(4.0)%	0.3	0.3
Special items	74,777	—	74,777	NM	0.2	—
Station rentals and landing fees	51,024	114,688	(63,664)	(55.5)%	0.1	0.3
Other	263,730	239,241	24,489	10.2%	0.7	0.6

Total operating expenses	3,212,599	$3,144,614	$67,985	2.2%	8.4	8.0
Interest expense	65,995	68,658	(2,663)	(3.9)%	0.2	0.2

Total airline expenses	$3,278,594	$3,213,272	$65,322	2.0%	8.6	8.2

        Salaries, Wages and Employee Benefits.    Salaries, wages and employee benefits increased $46.8 million, or 3.9%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in salaries, wages and employee benefits was primarily due to additional expenses attributable to the implementation of the Improvement Act, which had a negative effect on pilot scheduling and work hours and resulted in increased crew costs. The increase was also due to the additional E175 operations and training costs associated with the commencement of our E175 flight operations during 2014.

        Aircraft maintenance, materials and repairs.    Aircraft maintenance expense decreased $3.6 million, or 0.5%, during the year ended December 31, 2014, compared to the year ended December 31 2013. The following table summarizes the effect of engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$682,773	$686,381	$(3,608)	(0.5)%
Less: Engine overhaul reimbursement from major partners	130,505	123,024	7,481	6.1%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	25,223	39,388	(14,165)	(36.0)%

Other aircraft maintenance, materials and repairs	$527,045	$523,969	$3,076	0.6%

        Other aircraft maintenance, materials and repairs, increased $3.1 million, or 0.6%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in aircraft maintenance expense excluding engine overhaul costs was primarily due to an increase in the number of scheduled maintenance events and aircraft parts replacement primarily due to the timing of major maintenance events and general aging of our EMB120, CRJ and ERJ fleet.

        We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the year ended December 31, 2014, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $14.2 million compared to the year ended December 31, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

        Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

        Aircraft rentals.    Aircraft rentals decreased $20.0 million, or 6.2%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily due to a reduction in leased aircraft in our fleet and lower aircraft lease renewal rates since 2013.

        Depreciation and amortization.    Depreciation and amortization expense increased $14.6 million, or 6.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in depreciation and amortization expense was primarily due to the purchase of 20 E175 aircraft and related long lived assets in 2014, combined with acquisition of used aircraft and spare engines in 2014.

        Fuel.    Fuel costs decreased $0.3 million, or 0.1%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2014 compared to 2013, offset by the increased volume of fuel used in our expanded pro-rate flying operations during 2014 year compared to 2013. The average fuel cost per gallon was $3.33 and $3.60 for the years ended December 31, 2014 and 2013, respectively. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the year ended December,
(in thousands, except per gallon amounts)	2014	2013	% Change
Fuel gallons purchased	57,959	53,825	7.7%
Fuel expense	$193,247	$193,513	(0.1)%

        Ground handling service.    Ground handling service expense decreased $5.2 million, or 4.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in ground handling service expense was primarily due to a reduction in outsourced customer service and ramp functions at airport locations serving our pro-rate operations.

        Special items.    Special items for the year ended December 31, 2014 included impairment charges to write-down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long-lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs of $57.1 million. The special item associated with the EMB120 aircraft was triggered by our decision in November 2014 to remove the EMB120 aircraft from service by the end of the second quarter of 2015. The special item additionally consisted of impairment charges to write-down certain ERJ145 long-lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs of $12.9 million. The special item associated with the ERJ145 aircraft was triggered by our execution of an amended and restated contract with United in November 2014. The amended and restated contract provides for accelerated lease termination dates of certain ERJ145 aircraft and advances the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. The special item also includes the write-down of assets associated with the disposition of our paint facility located in Saltillo, Mexico of $4.8 million. We sold the Saltillo paint facility during the year ended December 31, 2014.

        Station rentals and landing fees.    Station rentals and landing fees expense decreased $63.7 million, or 55.5%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in station rentals and landing fees expense was primarily due to our major partners paying for an increased amount of station rents and landing fees directly to the applicable airports related to our contract flying arrangements.

        Other operating expenses.    Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $24.5 million, or 10.2%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in other operating expenses was primarily due to additional crew lodging expenses attributable to the requirements of the Improvement Act. The increase was also attributable to additional other operating expense items associated with incremental pro-rate operations in 2014.

        Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $65.3 million, or 2.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Under our contract flying arrangements, we are reimbursed by our major airline partners for our actual fuel costs and engine overhaul costs under our Directly-Reimbursed Engine Contracts. We record such reimbursements as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Total airline expense	$3,278,594	$3,213,272	65,322	2.0%
Less: Fuel expense	193,247	193,513	(266)	(0.1)%
Less: Engine overhauls Directly-Reimbursed Engine Contracts	130,505	123,024	7,481	6.1%
Less: CRJ200 engine overhauls reimbursed at fixed hourly rate	25,223	39,388	(14,165)	(36.0)%

Total airline expense excluding fuel and engine overhauls and CRJ200 engine overhauls reimbursed at fixed hourly rate	2,929,619	2,857,347	72,272	2.5%

        Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses increased $72.3 million, or 2.5%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in total airline expenses, excluding fuel and engine overhauls, was primarily due to the special items recorded during 2014 of $74.8 million, and an increase in salaries, wages and benefits and other operating expenses of $71.3 million, offset by a reduction in station rents and landing fees of $63.7 million, as further explained above.

  Summary of other income (expense) items and provision for income taxes:

        Other Income (expense), net.    Other income (expense) for the 2014 year includes a gain of $24.9 million resulting from the sale of our ownership in TRIP stock, offset by losses from the sale of assets during 2014. Other income (expense) for the year ended December 31, 2014 primarily consisted of $10.1 million associated with our sale of stock in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong"), and recognition of maintenance deposit we collected associated with the aircraft sub-leases we terminated with Air Mekong.

        Provision for income taxes.    The income tax provision for the 2014 year included a valuation allowance of $6.0 million for previously generated state net operating loss benefits specific to ExpressJet that we anticipate to expire, $2.0 million of foreign income tax associated with our sale of ownership in TRIP stock, and the write-off of $2.4 million of tax assets associated with the sale of our paint facility located in Saltillo, Mexico during 2014. These discrete income tax provision items were partially offset by the income tax benefit associated with our loss before income tax of $16.3 million for 2014.

        Net Income (loss).    Primarily due to factors described above, we generated a net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014, compared to net income of $59.0 million, or $1.12 per diluted share, for the year ended December 31, 2013.

  Our Business Segments:

        For the year ended December 31, 2014, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet. The following table sets forth our segment data for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,888,693	$1,827,568	$61,125	3.3%
ExpressJet operating revenues	1,346,859	1,466,341	(119,482)	(8.1)%
Other operating revenues	1,895	3,816	(1,921)	(50.3)%

Total Operating Revenues	$3,237,447	$3,297,725	$(60,278)	(1.8)%
Airline Expenses:
SkyWest Airlines airline expense	$1,811,054	$1,688,049	$123,005	7.3%
ExpressJet airlines expense	1,464,804	1,515,336	(50,532)	(3.3)%
Other airline expense	2,736	9,887	(7,151)	(72.3)%

Total Airline Expense(1)	$3,278,594	$3,213,272	$65,322	2.0%
Segment profit (loss):
SkyWest Airlines segment profit	$77,639	$139,519	$(61,880)	(44.4)%
ExpressJet segment loss	(117,945)	(48,995)	(68,950)	140.7%
Other profit (Loss)	(841)	(6,071)	5,230	(86.1)%

Total Segment Profit (Loss)	$(41,147)	$84,453	$(125,600)	(148.7)%
Interest Income	4,096	3,689	407	11.0%
Other Income (Expense), net	20,708	10,390	10,318	99.3%

Consolidated Income (Loss) Before Taxes	$(16,343)	$98,532	$(114,875)	(116.6)%

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit decreased $61.9 million, or 44.4%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in the SkyWest Airlines' segment profit was due primarily to the following factors:

  •
  SkyWest Airlines operating revenue increased by $61.1 million or 3.3%, for the 2014 year compared to the 2013 year. The increase was primarily due to the additional E175 operations we began in 2014, increased government subsidies applicable to certain routes we operated and improvements in the provisions of certain of our flying contracts since 2013. The increase in operating revenue was partially offset by additional expenses described below.

  •
  SkyWest Airlines airline expense included special items of $57.1 million for impairment charges to write-down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long-lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs.

  •
  SkyWest Airlines airline expense included an increase in salaries, wages and employee benefits of $41.1 million, or 7.2%, for the 2014 year compared to the 2013 year, primarily due to direct labor costs associated with our increased pro-rate and E175 operations during the year, and increased labor related costs attributable to the implementation of the Improvement Act.

  •
  SkyWest Airlines' airline expense included an increase in other direct operating costs of $24.8 million, or 2.2%, during the 2014 year, compared to the 2013 year, primarily due to other operating expenses associated with the additional pro-rate and E175 operations and additional crew hotel expenses due to crew scheduling inefficiencies resulting from the Improvement Act.

        ExpressJet Segment Loss.    ExpressJet segment loss increased $68.9 million, or 140.7%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

  •
  ExpressJet's operating revenue decreased by $119.5 million, or 8.1%, for the 2014 year compared to the 2013 year. The decrease in operating revenue was primarily due to a reduction in the ExpressJet fleet size and severe weather that negatively impacted the operations in the first half of 2014. These two factors resulted in a decrease in block hour production of 107,220 hours at ExpressJet, or 8.1%, for 2014 compared to 2013.

  •
  ExpressJet airlines expenses included special items of $12.9 million for impairment charges to write-down certain ERJ145 long-lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs. ExpressJet also had $4.8 million in special charges associated with the write-down of its paint facility located in Saltillo, Mexico that was sold in 2014.

  •
  ExpressJet's airline expense decreased $50.5 million, or 3.3%, for the 2014 year compared to the 2013 year. The decrease was not proportionate to the decrease in operating revenue for the comparable periods due to the inefficiencies and costs associated with the weather cancellations experienced in the first half of 2014 and additional expenses, including pilot training, associated with the implementation of the Improvement Act in 2014 compared to 2013.

2013 Compared to 2012

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

  Summary of other income (expense) items:

        Other, net.    Other, net, increased $21.0 million during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily attributable to the termination of our aircraft sub- lease with Air Mekong, and our recognition of $5.1 million of other income primarily due to the maintenance deposits we collected during the nine months ended September 30, 2013 and sale of our shares of Air Mekong. In conjunction with the sale of the Air Mekong shares, we recognized a gain of $5.0 million. During the year ended December 31, 2012, we incurred other expense primarily consisting of losses from our equity investments in TRIP and Air Mekong.

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

  Our Business Segments:

        For the year ended December 31, 2013, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet. The following table sets forth our segment data for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,827,568	$1,930,149	$(102,581)	(5.3)%
ExpressJet operating revenues	1,466,341	1,593,527	(127,186)	(8.0)%
Other operating revenues	3,816	10,696	(6,880)	(64.3)%

Total Operating Revenues	$3,297,725	$3,534,372	$(236,647)	(6.7)%
Airline Expenses:
SkyWest airlines expense	$1,688,049	$1,824,084	$(136,035)	(7.5)%
ExpressJet airlines expense	1,515,336	1,611,982	(96,646)	(6.0)%
Other airline expense	9,887	9,699	188	1.9%

Total Airline Expense(1)	3,213,272	$3,445,765	$(232,493)	(6.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$139,519	$106,065	$33,454	31.5%
ExpressJet segment loss	(48,995)	(18,455)	(30,540)	(165.5)%
Other profit (Loss)	(6,071)	997	(7,068)	(708.9)%

Total Segment Profit	$84,453	$88,607	$(4,154)	(4.7)%
Interest Income	3,689	7,928	(4,239)	(53.5)%
Other	10,390	(10,639)	21,029	(197.7)%

Consolidated Income Before Taxes	98,532	$85,896	$12,636	14.7%

(1)
Total Airline Expense includes operating expense and interest expense

        SkyWest Airlines Segment Profit.    SkyWest Airlines segment profit increased $33.5 million, or 31.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in SkyWest Airlines' segment profit was due primarily to the following factors:

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

  •
  SkyWest Airlines' aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $26.7 million, or 12.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, which was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

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

        ExpressJet Segment Loss.    ExpressJet segment loss increased $30.5 million, or 165.5%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in ExpressJet segment loss was due primarily to the following factors:

  •
  ExpressJet's aircraft maintenance expense, excluding reimbursed engine overhauls, increased by $45.7 million, or 20.6%, during the year ended December 31, 2013, compared to the year ended December 31, 2012, which was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

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

  •
  ExpressJet's non-pass-through operating revenue increased by $25.3 million, or 2.4%, during the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase in non-pass through operating revenue was primarily due to an increase in block hour production, offset by a reduction in contract performance incentives.

Liquidity and Capital Resources

Sources and Uses of Cash—2014 Compared to 2013

        Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2014 and 2013, and our total cash and marketable securities position as of December 31, 2014 and December 31, 2013 (in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$285,539	$289,890	$(4,351)	(1.5)%
Net cash used in investing activities	(585,226)	(65,961)	(519,265)	787.2%
Net cash provided by (used in) financing activities	261,326	(187,065)	448,391	(239.7)%

	December 31, 2014	December 31, 2013	$ Change	% Change
Cash and cash equivalents	$132,275	$170,636	$(38,361)	(22.5)%
Restricted cash	11,582	12,219	(637)	(5.2)%
Marketable securities	415,273	487,239	(71,966)	(14.8)%

Total	$559,130	$670,094	(110,964)	(16.6)%

        Cash Flows from Operating Activities.    Net cash provided by operating activities decreased $4.4 million, or 1.5%, during 2014, compared to 2013. The primary factors impacting our cash provided from operating activities include: our income before income taxes was $58.4 million, excluding special items of $74.8 million, in 2014, compared to income before income taxes of $98.5 million for 2013, resulting in a decrease in cash flows from operating activities of $40.1 million. This reduction in cash from operating activities was substantially offset by an increase in non-cash depreciation expense of $14.6 million from 2013 to 2014, primarily due to 20 E175 aircraft purchased in 2014; a reduction in capitalized EMB120 engine overhaul events, which are reflected as an operating activity, of $10.8 million from 2013 to 2014 primarily due to a reduction in the number of overhaul events; and other changes in working capital accounts.

        Cash Flows from Investing Activities.    Net cash used in investing activities increased $519.3 million, or 787.2% during 2014, compared to 2013. The increase in cash used in investing activities was primarily due to the acquisition of 20 E175 aircraft, one used CRJ700 aircraft and related rotable spare assets in 2014, which in total represented an increase of $563.4 million compared to the aircraft acquisition and related rotable spare aircraft purchases from 2013. This amount was offset by $40.0 million in aircraft deposits paid in 2013 associated with the order of 40 E175 aircraft. No additional aircraft deposits were made and no aircraft deposits were received during 2014.

        Cash Flows from Financing Activities.    Net cash provided by financing activities increased $448.4 million, or 239.7%, during 2014, compared to 2013. The increase was primarily related to proceeds from the issuance of long-term debt of $460.6 million associated with 20 E175 aircraft acquired during 2014. The remaining change in cash flows from financing activities was primarily due to increased principal payments on long-term debt and a reduction in treasury stock purchase activity.

Sources and Uses of Cash—2013 Compared to 2012

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

Liquidity and Capital Resources as of December 31, 2014 and 2013

        We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

        At December 31, 2014, our total capital mix was 47.7% equity and 52.3% long-term debt, compared to 52.6% equity and 47.4% long-term debt at December 31, 2013.

        As of December 31, 2014 and 2013, SkyWest Airlines had a $25 million line of credit. As of December 31, 2014 and 2013, SkyWest Airlines had no amount outstanding under the facility. The facility is scheduled to expire on March 31, 2015 and has a variable interest rate of Libor plus 3%.

        As of December 31, 2014 and 2013, we had $79.9 million and $88.5 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

        As of December 31, 2014 and 2013, we classified $11.6 million and $12.2 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

        The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease payments for aircraft and facility obligations	$1,536,321	$342,984	$269,210	$199,009	$153,338	$118,273	$453,507
Firm aircraft commitments	572,498	562,526	9,972	—	—	—	—
Interest commitments(A)	395,677	69,978	62,218	54,273	46,875	40,084	122,249
Principal maturities on long-term debt	1,745,811	211,821	216,340	190,648	168,769	161,329	796,904

Total commitments and obligations	$4,250,307	$1,187,309	$557,740	$443,930	$368,982	$319,686	$1,372,660

(A)
At December 31, 2014, we had variable rate notes representing 41.3% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

        On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 47 are considered firm deliveries and the remaining 53 aircraft are considered conditional deliveries until we enter into capacity purchase agreements with other major airlines to operate the aircraft. As of December 31, 2014, we took delivery of 20 E175 aircraft and we anticipate taking delivery of the remaining 27 firm delivery aircraft through the first quarter of 2016.

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

Aircraft Lease and Facility Obligations

        We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2014, we had 554 aircraft under lease with remaining terms ranging from one to 11 years. Future minimum lease payments due under all long-term operating leases were approximately $1.5 billion at December 31, 2014. Assuming a 4.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.3 billion at December 31, 2014.

Long-term Debt Obligations

        As of December 31, 2014, we had $1.7 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft. The average effective interest rate on those long-term debt obligations was approximately 4.1% at December 31, 2014.

Guarantees

        We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. We have also guaranteed the obligations of ExpressJet under the ExpressJet Delta Connection Agreement and the ExpressJet United ERJ Agreement.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

        In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For each of the years ended December 31, 2014, 2013 and 2012, approximately 3%, 3% and 3% of our ASMs were flown under pro-rate arrangements. For the years ended December 31, 2014, 2013 and 2012, the average price per gallon of aircraft fuel was $3.33, $3.45 and $3.59, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $29.1 million, $25.3 million and $24.3 million in fuel expense for the years ended December 31, 2014, 2013 and 2012, respectively.

Interest Rates

        Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At December 31, 2014, 2013 and 2012, we had variable rate notes representing 41.3%, 29.5% and 31.7% of our total long-term debt, respectively. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $5.8 million in interest expense and received $5.5 million in additional interest income for the year ended December 31, 2014; we would have incurred an additional $4.8 million in interest expense and received $6.7 million in additional interest income for the year ended December 31, 2013; and we would have incurred an additional $5.5 million in interest expense and received $6.5 million in additional interest income for the year ended December 31, 2012. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of comprehensive income (loss).

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

Auction Rate Securities

        We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of December 31, 2014, we had investments in auction rate securities valued at a total of $2.3 million which were classified as "Other Assets" on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 6 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information set forth below should be read together with the "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2015

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31, 2014	December 31, 2013
CURRENT ASSETS:
Cash and cash equivalents	$132,275	$170,636
Marketable securities	415,273	487,239
Restricted cash	11,582	12,219
Income tax receivable	2,779	840
Receivables, net	83,099	111,186
Inventories, net	137,452	138,094
Prepaid aircraft rents	397,850	360,781
Deferred tax assets	94,385	156,050
Other current assets	16,308	27,392

Total current assets	1,291,003	1,464,437

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,608,663	4,080,886
Deposits on aircraft	40,000	40,000
Buildings and ground equipment	274,900	279,965

	4,923,563	4,400,851
Less-accumulated depreciation and amortization	(1,902,375)	(1,749,058)

Total property and equipment, net	3,021,188	2,651,793

OTHER ASSETS
Intangible assets, net	12,748	14,998
Other assets	84,989	101,991

Total other assets	97,737	116,989

Total assets	$4,409,928	$4,233,219

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2014	December 31, 2013
CURRENT LIABILITIES:
Current maturities of long-term debt	$211,821	$177,389
Accounts payable	270,097	245,518
Accrued salaries, wages and benefits	138,902	133,002
Accrued aircraft rents	3,303	7,492
Taxes other than income taxes	17,457	19,626
Other current liabilities	42,775	37,437

Total current liabilities	684,355	620,464

OTHER LONG TERM LIABILITIES	49,625	76,305

LONG TERM DEBT, net of current maturities	1,533,990	1,293,179

DEFERRED INCOME TAXES PAYABLE	669,385	727,358

DEFERRED AIRCRAFT CREDITS	72,227	80,974

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS' EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 77,951,411 and 77,325,702 shares issued, respectively	626,521	618,511
Retained earnings	1,165,478	1,197,819
Treasury stock, at cost, 26,765,386 and 26,095,636 shares, respectively	(391,364)	(382,950)
Accumulated other comprehensive income (loss)	(289)	1,559

Total stockholders' equity	1,400,346	1,434,939

Total liabilities and stockholders' equity	$4,409,928	$4,233,219

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
OPERATING REVENUES:
Passenger	$3,168,000	$3,239,525	$3,467,546
Ground handling and other	69,447	58,200	66,826

Total operating revenues	3,237,447	3,297,725	3,534,372

OPERATING EXPENSES:
Salaries, wages and benefits	1,258,155	1,211,307	1,171,689
Aircraft maintenance, materials and repairs	682,773	686,381	659,869
Aircraft rentals	305,334	325,360	333,637
Depreciation and amortization	259,642	245,005	251,958
Aircraft fuel	193,247	193,513	426,387
Ground handling services	123,917	129,119	125,148
Special items	74,777	—	—
Station rentals and landing fees	51,024	114,688	169,855
Other, net	263,730	239,241	229,842

Total operating expenses	3,212,599	3,144,614	3,368,385

OPERATING INCOME	24,848	153,111	165,987

OTHER INCOME (EXPENSE):
Interest income	4,096	3,689	7,928
Interest expense	(65,995)	(68,658)	(77,380)
Other, net	20,708	10,390	(10,639)

Total other expense, net	(41,191)	(54,579)	(80,091)
INCOME (LOSS) BEFORE INCOME TAXES	(16,343)	98,532	85,896
PROVISION FOR INCOME TAXES	7,811	39,576	34,739

NET INCOME (LOSS)	$(24,154)	$58,956	$51,157

BASIC EARNINGS (LOSS) PER SHARE	$(0.47)	$1.14	$1.00

DILUTED EARNINGS (LOSS) PER SHARE	$(0.47)	$1.12	$0.99

Weighted average common shares:
Basic	51,237	51,688	51,090
Diluted	51,237	52,422	51,746
COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(24,154)	$58,956	$51,157
Proportionate share of other companies foreign currency translation adjustment, net of taxes	(1,129)	66	(251)
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(719)	(13)	316

TOTAL COMPREHENSIVE INCOME (LOSS)	$(26,002)	$59,009	$51,222

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock			Treasury Stock		Accumulated Other Comprehensive Income (Loss)
			Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at December 31, 2011	75,834	$598,985	$1,104,144	(25,221)	$(370,309)	$1,441	$1,334,261
Net income	—	—	51,157	—	—	—	51,157
Proportionate share of other companies foreign currency translation adjustment, net of tax of $154	—	—	—	—	—	(251)	(251)
Net unrealized appreciation on marketable securities, net of tax of $194	—	—	—	—	—	316	316
Exercise of common stock options and issuance of restricted stock	392	1,879	—	—	—	—	1,879
Sale of common stock under employee stock purchase plan	487	4,068	—	—	—	—	4,068
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,693	—	—	—	—	4,693
Tax benefit from exercise of common stock options	—	138	—	—	—	—	138
Treasury stock purchases	—	—	—	(59)	(902)	—	(902)
Cash dividends declared ($0.16 per share)	—	—	(8,184)	—	—	—	(8,184)

Balance at December 31, 2012	76,713	609,763	1,147,117	(25,280)	(371,211)	1,506	1,387,175

Net income	—	—	58,956	—	—	—	58,956
Proportionate share of other companies foreign currency translation adjustment, net of tax of $8	—	—	—	—	—	66	66
Net unrealized depreciation on marketable securities, net of tax of $43	—	—	—	—	—	(13)	(13)
Exercise of common stock options and issuance of restricted stock	313	835	—	—	—	—	835
Sale of common stock under employee stock purchase plan	300	3,696	—	—	—	—	3,696
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,363	—	—	—	—	4,363
Tax deficiency from exercise of common stock options	—	(146)	—	—	—	—	(146)
Treasury stock purchases	—	—	—	(816)	(11,739)	—	(11,739)
Cash dividends declared ($0.16 per share)	—	—	(8,254)	—	—	—	(8,254)

Balance at December 31, 2013	77,326	618,511	1,197,819	(26,096)	(382,950)	1,559	1,434,939

Net (loss)	—	—	(24,154)	—	—	—	(24,154)
Proportionate share of other companies foreign currency translation adjustment, net of tax of $678	—	—	—	—	—	(1,129)	(1,129)
Net unrealized depreciation on marketable securities, net of tax of $437	—	—	—	—	—	(719)	(719)
Exercise of common stock options and issuance of restricted stock	330	287	—	—	—	—	287
Sale of common stock under employee stock purchase plan	295	3,752	—	—	—	—	3,752
Stock based compensation expense related to the issuance of stock options and restricted stock	—	5,318	—	—	—	—	5,318
Tax deficiency from exercise of common stock options	—	(1,347)	—	—	—	—	(1,347)
Treasury stock purchases	—	—	—	(669)	(8,414)	—	(8,414)
Cash dividends declared ($0.16 per share)	—	—	(8,187)	—	—	—	(8,187)

Balance at December 31, 2014	77,951	$626,521	$1,165,478	(26,765)	$(391,364)	$(289)	$1,400,346

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(24,154)	$58,956	$51,157
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	259,642	245,005	251,958
Stock based compensation expense	5,318	4,363	4,693
Loss on sale of property and equipment	4,016	—	621
(Gain) loss from equity ownership in TRIP and AirMekong airlines	(24,922)	(10,830)	10,199
Capitalized Brasilia EMB-120 engine overhauls	(18,812)	(29,606)	(25,742)
Special items	74,777	—	—
Net increase in deferred income taxes	5,054	38,007	34,800
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	637	7,334	(119)
Decrease in receivables	25,540	18,916	408
Decrease (increase)in income tax receivable	(1,939)	(840)	1,568
Decrease (increase) in inventories	(890)	(24,513)	1,630
Increase in other current assets and prepaid aircraft rents	(25,985)	(31,578)	(39,451)
Decrease in deferred aircraft credits	(7,672)	(8,432)	(7,112)
Increase (decrease) in accounts payable and accrued aircraft rents	5,852	17,594	(7,653)
Increase in other current liabilities	9,077	5,514	11,867

NET CASH PROVIDED BY OPERATING ACTIVITIES	285,539	289,890	288,824

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(326,964)	(488,564)	(736,330)
Sales of marketable securities	398,148	557,424	677,798
Proceeds from the sale of aircraft, property and equipment	9,473	293	15,265
Proceeds from installment payment of equity shares of TRIP	17,237	16,658	8,064
Acquisition of property and equipment:
Aircraft and rotable spare parts	(653,473)	(102,499)	(57,277)
Deposits on aircraft	—	(40,000)	—
Buildings and ground equipment	(21,966)	(9,502)	(7,662)
Decrease (increase) in other assets	(7,681)	229	(8,218)

NET CASH USED IN INVESTING ACTIVITIES	(585,226)	(65,961)	(108,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	460,600	—	44,900
Principal payments on long-term debt	(185,357)	(171,453)	(218,270)
Net proceeds from issuance of common stock	2,692	4,385	6,231
Purchase of treasury stock	(8,414)	(11,739)	(902)
Payment of cash dividends	(8,195)	(8,258)	(8,177)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	261,326	(187,065)	(176,218)

Increase (decrease) in cash and cash equivalents	(38,361)	36,864	4,246
Cash and cash equivalents at beginning of year	170,636	133,772	129,526

CASH AND CASH EQUIVALENTS AT END OF YEAR	132,275	170,636	133,772

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) during the year for:
Interest, net of capitalized amounts	$67,763	$71,323	$78,407
Income taxes	$2,006	$3,678	$(1,354)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies

        SkyWest, Inc. (the "Company"), through its subsidiaries, SkyWest Airlines, Inc. ("SkyWest Airlines") and ExpressJet Airlines, Inc. ("ExpressJet"), operates the largest regional airline in the United States. As of December 31, 2014, SkyWest and ExpressJet offered scheduled passenger and air freight service with approximately 3,600 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2014, the Company had a combined fleet of 749 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	89	70	—	9	216	20	21	425
Delta	113	60	60	—	—	—	6	239
American	29	—	—	—	—	—	—	29
US Airways	11	—	4	—	—	—	—	15
Alaska	—	9	—	—	—	—	—	9
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other	4	—	—	—	10	—	16	30

Total	248	139	64	9	226	20	43	749

        For the year ended December 31, 2014, approximately 61.4% of the Company's aggregate capacity was operated for United, approximately 31.6% was operated for Delta, approximately 3.2% was operated for American, approximately 2.1% was operated for Alaska and approximately 1.7% was operated for US Airways.

        SkyWest Airlines has been a code-share partner with Delta in Salt Lake City and United in Los Angeles since 1987 and 1997, respectively. In 2011, SkyWest Airlines entered into a code-share agreement with Alaska and with US Airways. In September 2012, SkyWest Airlines and ExpressJet entered into code share agreements (the "American Agreements") with American Airlines, Inc. ("American"). As of December 31, 2014, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in Seattle/ Tacoma and Portland, a US Airways carrier in Phoenix and an American carrier in Los Angeles.

        On November 17, 2011, the Company's wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc., consolidated their operations under a single operating certificate, and on December 31, 2012, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc. were merged, with the surviving corporation named ExpressJet Airlines, Inc. (the "ExpressJet Combination"). In the following Notes to Consolidated Financial Statements, "Atlantic Southeast" refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, "ExpressJet Delaware" refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and "ExpressJet" refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of December 31, 2014, ExpressJet operated as a Delta Connection carrier in Atlanta and Detroit, a United Express

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

carrier in Chicago (O'Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark, Houston and Denver, and an American carrier in Dallas.

Basis of Presentation

        The Company's consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines and ExpressJet, with all inter-company transactions and balances having been eliminated.

        In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2014, through the filing date of the Company's annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $11.6 million and $12.2 million of cash as restricted cash as required by the Company's workers' compensation policy and classified it accordingly in the consolidated balance sheets as of December 31, 2014 and 2013, respectively.

Marketable Securities

        The Company's investments in marketable debt and equity securities are deemed by management to be available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in stockholders' equity. At the time of sale, any realized appreciation or depreciation, calculated by the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

specific identification method, is recognized in other income and expense. The Company's position in marketable securities as of December 31, 2014 and 2013 was as follows (in thousands):

At December 31, 2014	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair market value
Total cash and cash equivalents	$132,275	$—	$—	$132,275

Available-for-sale securities:
Bond and bond funds	$410,618	$9	$(464)	$410,163
Asset backed securities	5,108	3	(1)	5,110

Total available-for-sale securities	$415,726	$12	$(465)	$415,273

Total cash and cash equivalents and available for sale securities	$548,001	$12	$(465)	$547,548

At December 31, 2013	Amortized Cost	Gross unrealized holding gains	Gross unrealized holding losses	Fair market value
Total cash and cash equivalents	$170,636	$—	$—	$170,636

Available-for-sale securities:
Bond and bond funds	$486,571	$487	$(9)	$487,049
Asset backed securities	182	8	—	190

Total available-for-sale securities	486,753	495	$(9)	487,239

Total cash and cash equivalents and available for sale securities	$657,389	$495	$(9)	$657,875

        Marketable securities had the following maturities as of December 31, 2014 (in thousands):

Maturities	Amount
Year 2015	$233,858
Years 2016 through 2019	181,406
Years 2020 through 2027	—
Thereafter	2,317

        As of December 31, 2014 and 2013, the Company had classified $415.3 million and $487.2 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $2.3 million and $2.2 million of investments as non-current and has identified them as "Other assets" in the Company's consolidated balance sheet as of December 31, 2014 and 2013, respectively (see Note 7).

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Inventories

        Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management's expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2014 and 2013 was $11.6 million and $10.1 million, respectively. These allowances are based on management estimates, which can be modified based on future changes in circumstances.

Property and Equipment

        Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight-line method as follows:

Assets	Depreciable Life	Residual Value
Aircraft and rotable spares	10 - 18 years	0 - 30%
Ground equipment	5 - 10 years	0%
Office equipment	5 - 7 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 - 39.5 years	0%

Impairment of Long-Lived Assets

        As of December 31, 2014, the Company had approximately $4.9 billion of property and equipment and related assets. Additionally, as of December 31, 2014, the Company had approximately $12.7 million in intangible assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company acquired all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight-line method. As of December 31, 2014 and 2013, the Company had $21.0 million and $18.7 million in accumulated amortization expense, attributable to the acquisition, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

        In November 2014, the Company made the decision to remove all its Embraer Brasilia EMB-120 ("EMB120") turboprop aircraft from service by the end of the second quarter of 2015. This decision

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

resulted in an impairment review of the Company's long-lived assets specific to the EMB120 aircraft, which included owned aircraft, capitalized engine overhaul amounts, spare engines and other EMB120 specific long-lived assets. The impairment analysis required the Company to use judgment to estimate fair value of its EMB120 long-lived assets. The estimated fair value of the long-lived assets was based on third-party valuations for similar assets. The amounts the Company may ultimately realize from the disposal of the Company's EMB120 long-lived assets may vary from the December 31, 2014 fair value assessments. See Note 8, Special items, for the impairment charges recorded during the year ended December 31, 2014 related to the EMB120 long-lived assets.

        In November 2014, ExpressJet entered into an amended and restated ExpressJet United ERJ Agreement, which reduced the term of the agreement from the year 2020 to 2017 and accelerated the removal of its Embraer ERJ145 regional jet ("ERJ145") aircraft from the contract between the years 2015 and 2017. As of December 31, 2014, all of ExpressJet's ERJ145 aircraft were operated pursuant to the ExpressJet United ERJ Agreement. The reduced term of the ExpressJet United ERJ Agreement shortened the Company's anticipated use of ERJ145 specific long-lived assets and resulted in an impairment review for the ERJ145 aircraft type specific assets, which included capitalized aircraft improvements, spare engines and other ERJ145 long-lived assets. The impairment analysis required the Company to use judgment to estimate the fair value of the Company's ERJ145 long-lived assets. The estimated fair value of the long-lived assets was based on third-party valuations for similar assets. The amounts the Company may ultimately realize from the disposal of the Company's ERJ145 long-lived assets may vary from the December 31, 2014 fair value assessments. See Note 8, Special items, for the impairment charges recorded during the year ended December 31, 2014 related to the ERJ145 long-lived assets.

        In conjunction with the acquisition of ExpressJet Delaware, the Company acquired an aircraft paint facility located in Saltillo, Mexico. During the three months ended September 30, 2014, the Company discontinued use of the facility and wrote down the value of the facility and related assets to its estimated fair value. During the three months ended December 31, 2014, the Company sold the paint facility to a third party for an amount that approximated the estimated fair market value. See Note 8, Special items, for the impairment charges recorded during the year ended December 31, 2014 related to the write-down of the Saltillo, Mexico paint facility and related assets.

        The Company did not impair its long-lived assets during 2013 or 2012.

Capitalized Interest

        Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2014, 2013 and 2012, the Company capitalized interest costs of approximately $1.8 million, $1.2 million, and $0, respectively.

Maintenance

        The Company operates under a FAA-approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has engine services

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jets ("CRJ700s"), Embraer ERJ145 regional jet aircraft and Embraer E-175 jet ("E175") aircraft. Under the terms of the agreements, the Company pays a set dollar amount per engine hour flown on a monthly basis and the third party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

        The Company uses the "deferral method" of accounting for its EMB120 turboprop aircraft engine overhauls, wherein the overhaul costs are capitalized and depreciated to the next estimated overhaul event, or remaining lease term for leased aircraft, whichever is shorter. In November 2014, the Company decided to remove the EMB120 aircraft from service by the end of the second quarter of 2015, which reduced the previously anticipated remaining useful life of the EMB120 aircraft and related aircraft type specific assets, which resulted in an impairment review of the EMB120 capitalized engine overhaul amounts. See note 8 Special items.

        The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred.

Passenger and Ground Handling Revenues

        The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company's fixed-fee arrangements (referred to as "fixed-fee arrangements, "contract flying" or "capacity purchase agreements") with Delta, United, US Airways, American and Alaska, the major airline generally pays the Company a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement such as fuel expense and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed.

        Under a Revenue-Sharing Arrangement (referred to as a "revenue-sharing" or "pro-rate" arrangements), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Revenue is recognized under the Company's pro-rate flying agreements when each flight is completed based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive for each completed flight.

        Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company's major airline partners on flights that the Company operates under its code-share agreements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

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

        The following summarizes the significant provisions of each code share agreement the Company has with each major partner:

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200—44 • CRJ 700—19 • CRJ 900—32

•

The contract expires on an individual aircraft basis with expirations commencing in 2015

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 4.8 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice • Insurance	• No financial performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200—59 • CRJ 700—41 • CRJ 900—28

•

The contract expires on an individual aircraft basis with expirations scheduled in 2015

•

The final aircraft expires in 2022

•

The average remaining term of the aircraft under contract is 4.1 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice Insurance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines Pro-rate Agreement (revenue-sharing agreement)	• EMB 120—6 • CRJ 200—10	• Terminates with 30-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	• CRJ 200—61 • CRJ 700—70 • E175—20 • EMB 120—9

•

The contract expires on an individual aircraft basis with expirations scheduled in 2015

•

The final aircraft expires in 2026

•

The average remaining term of the aircraft under contract is 3.4 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
ExpressJet United ERJ Agreement (fixed-fee arrangement)	• ERJ 135—9 • ERJ 145—216

•

The contract expires on an individual aircraft basis with expirations scheduled in 2015

•

The final aircraft expires in 2017

•

The average remaining term of the aircraft under contract is 1.9 years

•

Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

ExpressJet United CRJ Agreement (fixed-fee arrangement)	• CRJ 200—7	• The contract expires on an individual basis with final aircraft terminating in March 2015 • Upon termination, leased aircraft are expected to be returned to lessors	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—21 • EMB 120—12	• Terminates with 120-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	• CRJ 700—9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

US Airways Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Agreement (fixed-fee arrangement)	• CRJ 200—10 • CRJ 900—4	• Terminates 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—1	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Agreement (fixed-fee agreement)	• CRJ 200—12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—4	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Agreement (fixed-fee agreement)	• CRJ 200—11	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet American Pro-rate Agreement (revenue-sharing agreement)	• CRJ 200—2	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

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

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        Under the Company's fixed-fee agreements with Delta, United, Alaska, US Airways and American, the compensation structure generally consists of a combination of agreed-upon rates for operating flights and direct reimbursement for other certain costs associated with operating the aircraft. A portion of the Company's contract flying compensation is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the "right of use" of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2014, 2013 and 2012 were $497.0 million, $500.2 million and $506.7 million, respectively. These amounts are reflected as passenger revenues on the Company's consolidated statements of comprehensive (loss). The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) since the use of the aircraft is not a separate activity of the total service provided and there is not a separate profitability measurement for the deemed rental activity of the aircraft.

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

Income Taxes

        The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that are expected to result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income (Loss) Per Common Share

        Basic net income (loss) per common share ("Basic EPS") excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share ("Diluted EPS") reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the years ended December 31, 2014, 2013 and 2012, 3,191,000, 3,072,000 and 3,889,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti-dilutive.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

        The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2014, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Numerator:
Net Income (Loss)	$(24,154)	$58,956	$51,157
Denominator:
Denominator for basic earnings per-share weighted average shares	51,237	51,688	51,090
Dilution due to stock options and restricted stock	—	734	656

Denominator for diluted earnings per-share weighted average shares	51,237	52,422	51,746
Basic earnings (loss) per-share	$(0.47)	$1.14	$1.00
Diluted earnings (loss) per-share	$(0.47)	$1.12	$0.99

Comprehensive Income (Loss)

        Comprehensive income (loss) includes charges and credits to stockholders' equity that are not the result of transactions with the Company's shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company's equity investment in Trip Linhas Aereas, a regional airline operating in Brazil ("TRIP") and Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong") (see Note 7), net of tax, for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net Income (Loss)	$(24,154)	$58,956	51,157
Proportionate share of other companies foreign currency translation adjustment, net of tax	(1,129)	66	(251)
Unrealized appreciation (depreciation) on marketable securities, net of tax	(719)	(13)	316

Comprehensive income (loss)	$(26,002)	$59,009	$51,222

Fair Value of Financial Instruments

        The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2014. These analyses consider, among other items, the collateralization underlying the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company's long-term debt is estimated based on current rates offered to the Company for similar debt and was approximately $1,813.1 million as of December 31, 2014, as compared to the carrying amount of $1,745.8 million as of December 31, 2014. The Company's fair value of long-term debt as of December 31, 2013 was $1,509.2 million as compared to the carrying amount of $1,470.6 million as of December 31, 2013.

Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company's chief operating decision maker ("CODM")when deciding how to allocate resources and in assessing performance. The Company's two operating segments consist of the operations conducted by its two subsidiaries, SkyWest Airlines and ExpressJet. Information pertaining to the Company's reportable segments is presented in Note 2, Segment Reporting.

Recent Accounting Pronouncements

        In August 2014, the Financial Accounting Standards Board issued ASU No. 2014-15. This standard provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity's ability to continue as a going concern within one year of the date the financial statements are issued. This ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2016, with early adoption permitted. The Company is evaluating the new guidance and plans to provide additional information about its expected impact at a future date.

        In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period ("ASU 2014-12"). The FASB issued ASU 2014-12 to provide explicit guidance for share-based awards which allow for an employee to vest in an award upon achievement of a performance condition met after completion of a requisite service period regardless of whether the employee is rendering service on the date the performance target is achieved. ASU 2014-12 provides that the performance target should not be reflected in estimating the grant-date fair value of the award, but rather compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and recognized prospectively over the remaining requisite service period. ASU 2014-12 is effective for fiscal years and interim periods within those years beginning after December 15, 2015. The Company does not believe the implementation of ASU 2014-12 will have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers" (ASU No. 2014-09). Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods, and early adoption is not permitted. Entities may use a full retrospective

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(1) Nature of Operations and Summary of Significant Accounting Policies (Continued)

approach or report the cumulative effect as of the date of adoption. The Company is currently evaluating the impact, the adoption of ASU No. 2014-09 will have on the Company's consolidated financial statements.

        In April 2014, the FASB issued Accounting Standards Update 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The standard changes the requirements for reporting discontinued operations in Subtopic 205-20. The standard is effective in the first quarter of 2015. The Company does not believe the implementation of the standard will have a material impact to the Company's consolidated financial statements.

(2) Segment Reporting

        Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company's CODM when deciding how to allocate resources and in assessing performance.

        The Company's two operating segments consist of the operations conducted by its two subsidiaries, SkyWest Airlines and ExpressJet. Corporate overhead expense incurred by the Company is allocated to the operating expenses of its two operating subsidiaries.

        The following represents the Company's segment data for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year ended December 31, 2014
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$1,888,693	$1,346,859	$1,895	$3,237,447
Operating expense	1,766,669	1,446,050	(120)	3,212,599
Depreciation and amortization expense	171,183	88,459	—	259,642
Interest expense	44,385	18,754	2,856	65,995
Segment profit (loss)(1)	77,639	(117,945)	(841)	(41,147)
Identifiable intangible assets, other than goodwill	—	12,748	—	12,748
Total assets	3,019,799	1,390,129	—	4,409,928
Capital expenditures (including non-cash)	673,133	23,790	—	696,923

	Year ended December 31, 2013
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$1,827,568	$1,466,341	$3,816	$3,297,725
Operating expense	1,644,129	1,494,302	6,183	3,144,614
Depreciation and amortization expense	155,667	89,338	—	245,005
Interest expense	43,920	21,034	3,704	68,658
Segment profit (loss)(1)	139,519	(48,995)	(6,071)	84,453
Identifiable intangible assets, other than goodwill	—	14,998	—	14,998
Total assets	2,532,431	1,700,788	—	4,233,219
Capital expenditures (including non-cash)	103,387	38,657	—	142,044

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(2) Segment Reporting (Continued)

	Year ended December 31, 2012
	SkyWest Airlines	ExpressJet	Other	Consolidated
Operating revenues	$1,930,149	$1,593,527	$10,696	$3,534,372
Operating expense	1,774,876	1,588,400	5,109	3,368,385
Depreciation and amortization expense	153,915	98,043	—	251,958
Interest expense	49,208	23,582	4,590	77,380
Segment profit (loss)(1)	106,065	(18,455)	997	88,607
Identifiable intangible assets, other than goodwill	—	17,248	—	17,248
Total assets	2,633,369	1,621,268	—	4,254,637
Capital expenditures (including non-cash)	74,636	20,204	—	94,840

(1)
Segment profit is operating income less interest expense

(3) Long-term Debt

        Long-term debt consisted of the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.34% to 2.55% through 2015 to 2020, secured by aircraft	$174,159	$224,915
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 0.70% to 2.36% through 2015 to 2021, secured by aircraft	350,177	392,660
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 7.18% through 2021, secured by aircraft	129,201	149,477
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2019, secured by aircraft	25,090	32,528
Notes payable to banks, due in monthly installments plus interest of 3.15% to 8.18% through 2025, secured by aircraft	572,446	623,315
Notes payable to banks, due in semi-annual installments, plus interest at 6.05% through 2020, secured by aircraft	13,551	15,740
Notes payable to banks, due in monthly installments, plus interest at 3.10% through 2019, secured by aircraft	5,909	—
Notes payable to banks, due in quarterly installments, LIBOR plus interest at 2.39% through 2029, secured by aircraft	378,406	—
Notes payable to banks, due in quarterly installments, plus interest at 3.8% to 4.0% through 2029, secured by aircraft	68,318	—
Notes payable to banks, due in monthly installments, interest based on LIBOR plus interest at 2.00% to 4.00% through 2016	28,554	31,933

Long-term debt	$1,745,811	$1,470,568

Less current maturities	(211,821)	(177,389)

Long-term debt, net of current maturities	$1,533,990	$1,293,179

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(3) Long-term Debt (Continued)

        During the year ended December 31, 2014, the Company acquired 20 new E175 aircraft and one used CRJ700 aircraft through the issuance of debt.

        As of December 31, 2014, the Company had $1.7 billion of long-term debt obligations related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft. The average effective interest rate on the debt related to those long-term debt obligations was approximately 4.1% at December 31, 2014.

        The aggregate amounts of principal maturities of long-term debt as of December 31, 2014 were as follows (in thousands):

2015	$211,821
2016	216,340
2017	190,648
2018	168,769
2019	161,329
Thereafter	796,904

$1,745,811

        As of December 31, 2014 and 2013, SkyWest Airlines had a $25 million line of credit. As of December 31, 2014 and 2013, SkyWest Airlines had no amount outstanding under the facility. The facility expires on March 31, 2015 and has a variable interest rate of Libor plus 3.0%.

        As of December 31, 2014 and 2013, the Company had $79.9 million and $88.5 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

(4) Income Taxes

        The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2014	2013	2012
Current tax provision (benefit):
Federal	$(176)	$1,767	$—
State	838	343	441
Foreign	2,081	—	—

	2,743	2,110	441

Deferred tax provision (benefit):
Federal	4,697	34,728	31,791
State	371	2,738	2,507

	5,068	37,466	34,298

Provision (benefit) for income taxes	$7,811	$39,576	$34,739

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Income Taxes (Continued)

        The following is a reconciliation between the statutory federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income (loss) before for income taxes (in thousands):

	Year ended December 31,
	2014	2013	2012
Computed provision (benefit) for income taxes at the statutory rate	$(5,720)	$34,486	$30,064
Increase (decrease) in income taxes resulting from:
State income tax provision (benefit), net of federal income tax benefit	(107)	2,867	2,220
Non-deductible expenses	3,865	3,257	2,919
Valuation allowance changes affecting the provision for income taxes	5,981	1,430	1,614
Foreign income taxes, net of federal & state benefit	1,973	—	—
Other, net	1,819	(2,464)	(2,078)

Provision for income taxes	$7,811	$39,576	$34,739

        For the year ended December 31, 2014, the Company recorded a $6.0 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period. The valuation allowance was based on the Company's assessment of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized. The Company additionally recorded a $2.0 million foreign tax expense associated with Brazilian withholding tax on the sale of the Company's equity ownership in TRIP. Included in Other, net above is an unrecorded tax benefit of $3.4 million related to losses resulting from the disposition of a paint facility in Mexico.

        For the year ended December 31, 2013, the Company recorded a $1.4 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period. The valuation allowance was based on the Company's assessment at December 31, 2013 of deferred tax assets that were anticipated to expire before the deferred tax assets may be utilized.

        For the year ended December 31, 2012, the Company recorded a $1.6 million valuation allowance against certain deferred tax assets associated with capital losses with a limited carry forward period. The valuation allowance was based on the Company's assessment at December 31, 2012 of deferred tax assets that were anticipated to expire before the deferred tax assets may be utilized.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(4) Income Taxes (Continued)

        The significant components of the Company's net deferred tax assets and liabilities as of December 31, 2014 and 2013 are as follows (in thousands):

	As of December 31,
	2014	2013
Deferred tax assets:
Intangible Asset	$34,819	$36,164
Accrued benefits	43,853	40,850
Net operating loss carryforward	152,361	85,885
AMT credit carryforward	17,590	17,649
Deferred aircraft credits	53,797	44,350
Accrued reserves and other	27,008	30,987

Total deferred tax assets	329,428	255,885

Valuation allowance	(9,025)	(3,044)

Deferred tax liabilities:
Accelerated depreciation	(895,405)	(824,149)

Total deferred tax liabilities	(895,405)	(824,149)

Net deferred tax liability	$(575,002)	$(571,308)

        The Company's deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company's US GAAP depreciation policy for such assets using the straight-line method (see note 1 Nature of Operations and Summary of Significant Accounting Policies).

        The Company's valuation allowance is related to certain deferred tax assets with a limited carry forward period. The Company does not anticipate utilizing these deferred tax assets prior to the lapse of the carry forward period.

        At December 31, 2014 and 2013, the Company had federal net operating losses of approximately $379.3 million and $191.5 million and state net operating losses of approximately $452.2 million and $651.2 million, respectively. The estimated effective tax rate applicable to the state and federal net operating losses as of December 31, 2014 was 35.0% and 2.6%, respectively. The Company anticipates that the federal and state net operating losses will start to expire in 2026 and 2015, respectively. The Company has recorded a valuation allowance for state net operating losses the Company anticipates will expire before the benefit will be realized due to the limited carry forward periods. As of December 31, 2014 and 2013, the Company also had an alternative minimum tax credit of approximately $17.6 million which does not expire.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(5) Commitments and Contingencies

Lease Obligations

        The Company leases 554 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2014 (in thousands):

Year ending December 31,
2015	$342,984
2016	269,210
2017	199,009
2018	153,338
2019	118,273
Thereafter	453,507

$1,536,321

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

        The Company's leveraged lease agreements typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 11 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management's assessment that the probability of this occurring is remote.

        Total rental expense for non-cancelable aircraft operating leases was approximately $305.3 million, $325.4 million and $333.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The minimum rental expense for airport station rents was approximately $29.0 million, $35.1 million and $43.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

DECEMBER 31, 2014

(5) Commitments and Contingencies (Continued)

Legal Matters

        The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2014, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company's financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

        The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. Under the majority of the Company's code-share agreements, the Company receives weekly payments from its major code share partners that approximates a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company's allowance for doubtful accounts totaled $326,600 and $94,000 as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company's contractual relationships with Delta and United combined accounted for approximately 88.7%, 91.6% and 94.8%, respectively of the Company's total revenues.

Employees Under Collective Bargaining Agreements

        As of December 31, 2014, the Company had approximately 18,500 full-time equivalent employees. Approximately 45.1% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet's employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

        Accordingly, the following table refers to ExpressJet's employee groups based upon their union affiliations prior to the ExpressJet Combination.

Employee Group	Approximate Number of Active Employees Represented	Representatives	Status of Agreement
Atlantic Southeast Pilots	1,631	Air Line Pilots Association International	Amendable
Atlantic Southeast Flight Attendants	1,132	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	53	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	554	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	60	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,577	Air Line Pilots Association International	Amendable
ExpressJet Delaware Flight Attendants	1,210	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	942	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	81	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	97	International Brotherhood of Teamsters	Amendable

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(5) Commitments and Contingencies (Continued)

        Between December 2013 and January 2014, the Airline Pilots Association International ("ALPA"), which represents the Atlantic Southeast pilot and ExpressJet Delaware pilot groups, conducted a vote of the two employee groups, seeking approval of a joint collective bargaining agreement that ExpressJet had negotiated with ALPA representatives. The two employee groups rejected the joint collective bargaining agreement, which resulted in the agreements with those employee groups remaining amendable as indicated in the foregoing table. ExpressJet intends to resume negotiations with ALPA in an effort to negotiate an acceptable agreement.

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

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(6) Fair Value Measurements (Continued)

        As of December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$410,163	$—	$410,163	$—
Asset backed securities	5,110	—	5,110	—

	415,273	—	415,273	—
Cash, Cash Equivalents and Restricted Cash	143,857	143,857	—	—
Other Assets(a)	2,309	—	—	2,309

Total Assets Measured at Fair Value	$561,439	143,857	$415,273	$2,309

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$487,049	$—	$487,049	$—
Commercial paper	190	—	190	—

Asset backed securities	487,239	—	487,239	—
Cash, Cash Equivalents and Restricted Cash	$182,855	182,855	—	—
Other Assets(a)	2,245	—	—	2,245

Total Assets Measured at Fair Value	$672,339	$182,855	$487,239	$2,245

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

        No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2014. The Company's policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(6) Fair Value Measurements (Continued)

        The following table presents the Company's assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2014 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2014	$2,245
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	64
Transferred out	—
Settlements	—

Balance at December 31, 2014	$2,309

(7) Investment in Other Companies

        In 2012, the Company sold its 20% interest in TRIP to Trip Investimentos Ltda. ("Trip Investimentos") for $42 million. The purchase price was scheduled to be paid in three installments over a two-year period and the Company received the final payment in July 2014. Under the terms of the agreement, Trip Investimentos could not transfer the TRIP shares until the final installment payment was made to the Company, which prevented the Company from recognizing the gain on the transaction until the Company received the final payment. Accordingly, the Company recorded the gain from the sale of its TRIP shares of $24.9 million during the year ended December 31, 2014, which is reflected in "Other Income" in the Consolidated Statements of Comprehensive Income (Loss).

        As part of the sale transaction, the Company also received an option to acquire 15.38% of the ownership in Trip Investimentos. The option has an initial exercise price per share equal to the price paid by Trip Investimentos to acquire the TRIP shares from the Company. The exercise price escalates annually at a specified rate and the Company can exercise the option, at its discretion, between the second and fourth anniversaries of July 2014. The Company recorded the fair value of the option as additional consideration received in the transaction. The value of the option was recorded at a nominal amount based on the Company's assessment of the option's fair value.

        In 2010, the Company invested $7 million for a 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam ("Air Mekong") and, in 2011, invested an additional $3 million. In 2013, the Company sold its shares of Air Mekong and recognized a gain of $5 million during the year ended December 31, 2013, which is reflected in other income in the Consolidated Statements of Comprehensive Income (Loss). Additionally, in 2013, the Company terminated its sub-lease of certain aircraft to Air Mekong and recognized $5.1 million of other income during the year ended December 31, 2013 primarily due to the recognition of collected and realized contingent rent payments, net of the write-off of certain maintenance deposits.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(8) Special Items

        The following table summarizes the components of the Company's special items, for the year ended December 31, 2014, 2013 and 2012 (in thousands):

	Year ended December 31,
	2014	2013	2012
Special items:
EMB120 aircraft related items(1)	$57,046	$—	$—
ERJ145 aircraft related items(2)	12,931	—	—
Paint facility and related items(3)	4,800	—	—

Total Special items	$74,777	$—	$—

(1)
Consists primarily of impairment charges to write-down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long-lived assets to their estimated fair value of $48.3 million and accrued obligations on leased aircraft and related costs of $8.8 million. The estimated fair value of the long-lived assets was based on third-party valuations for similar assets, which is considered an unobservable input (Level 3) under the fair value hierarchy. In November 2014, the Company approved a plan to discontinue operating the EMB120 aircraft by the end of the second quarter of 2015. The decision to discontinue use of the EMB120 aircraft included management's assessment of the need for pilots to operate upcoming deliveries for the E175 aircraft, the incremental training cost to hire new pilots compared to retraining existing EMB120 pilots to operate CRJ or E175 aircraft, and the uncertainty related to the number of qualified pilots available for hire, combined with the overall age and increased operating costs of the Company's EMB120 fleet. These special items are reflected in the SkyWest Airlines operating expenses under Note 2 Segment Reporting.

(2)
Consists primarily of impairment charges to write-down certain ERJ145 long-lived assets, which primarily consisted of spare engines and ERJ145 spare aircraft parts, to their estimated fair value of $11.4 million and accrued obligations on leased aircraft and related costs of $1.5 million. The estimated fair value of the long-lived assets was based on third-party valuations for similar assets, which is considered an unobservable input (Level 3) under the fair value hierarchy. In November 2014, the Company entered into an amended and restated contract with United that accelerated the lease terminations of certain ERJ145 aircraft and accelerated the termination date of the Company's flying contract to operate the ERJ145s with United from the year 2020 to 2017. The reduced term shortened the anticipated useful life of the ERJ145 long-lived assets which triggered the impairment evaluation. These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

(3)
Consists primarily of the write-down of assets associated with the disposition of the Company's paint facility located in Saltillo, Mexico, which was sold during the year ended December 31, 2014. These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

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

Stock Compensation

        On May 4, 2010, the Company's shareholders approved the adoption of the SkyWest Inc. 2010 Long-Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company's directors, employees, consultants and advisors (the "2010 Incentive Plan"). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company's Board of Directors (the "Compensation Committee"), which is authorized to designate option grants as either incentive stock options for income tax purposes ("ISO") or non-statutory stock options ISOs are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non-statutory stock options are granted at a price as determined by the Compensation Committee.

        In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the "Executive Plan"), the 2001 Allshare Stock Option Plan (the "Allshare Plan") and SkyWest Inc. Long-Term Incentive Plan (the "2006 Incentive Plan"). As of December 31, 2014, options to purchase an aggregate 1,821,804 shares of the Company's common stock remained outstanding under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

        The fair value of stock options awarded under the Company's stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company's traded stock and other factors. The Company granted 255,503, 173,560 and 200,115 stock options to employees under the 2010 Incentive Plan during the years ended December 31, 2014, 2013 and 2012, respectively. The following table shows the

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(9) Capital Transactions (Continued)

assumptions used and weighted average fair value for grants in the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Expected annual dividend rate	1.32%	1.21%	1.23%
Risk-free interest rate	1.50%	0.92%	0.81%
Average expected life (years)	5.8	6.0	5.6
Expected volatility of common stock	0.431	0.446	0.409
Forfeiture rate	0.0%	0.0%	0.0%
Weighted average fair value of option grants	$4.47	$5.04	$4.43

        The Company recorded share-based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

        During the year ended December 31, 2014, the Company granted 312,749 shares of restricted stock units to the Company's employees under the 2010 Incentive Plan. The restricted stock units granted during the year ended December 31, 2014 have a three-year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units on the date of grants made during the year ended December 31, 2014 was $12.01 per share. Additionally, during the year ended December 31, 2014 the Company granted 44,631 fully-vested shares of common stock to the Company's directors with a weighted average grant-date fair value of $12.10. The following table summarizes the activity of restricted stock units granted to employees and fully-vested common shares granted to the Company's directors as of December 31, 2014, 2013 and 2012:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares outstanding at December 31, 2011	611,602	$15.08
Granted	318,139	13.04
Vested	(212,841)	14.95
Cancelled	(18,015)	14.20

Non-vested shares outstanding at December 31, 2012	698,885	14.21
Granted	312,104	13.41
Vested	(231,465)	14.35
Cancelled	(45,933)	13.69

Non-vested shares outstanding at December 31, 2013	733,591	13.79
Granted	357,380	12.01
Vested	(329,522)	14.38
Cancelled	(38,273)	12.83

Non-vested shares outstanding at December 31, 2014	723,176	12.70

        During the year ended December 31, 2014, 2013 and 2012, the Company recorded equity-based compensation expense of $5.3 million, $4.4 million and $4.7 million, respectively.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(9) Capital Transactions (Continued)

        As of December 31, 2014, the Company had $4.0 million of total unrecognized compensation cost related to non-vested stock options and non-vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.2 years.

        Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no incentive stock option shall be exercisable after ten years from the date of grant. The following table summarizes the stock option activity for all of the Company's plans for the years ended December 31, 2014, 2012 and 2011:

	2014				2013		2012
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value ($000)	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year	3,407,575	$17.99	1.8 years		3,653,859	$18.44	4,176,673	$19.26
Granted	255,503	11.96			173,560	13.24	200,115	13.06
Exercised	(6,701)	12.10			(75,080)	10.91	(179,204)	10.57
Cancelled	(768,303)	6.81			(344,764)	20.67	(543,725)	25.35

Outstanding at end of year	2,888,074	16.46	1.7 years	—	3,407,575	17.99	3,653,859	18.44

Exercisable at December 31, 2014	2,324,336	17.39	0.8 years	—
Exercisable at December 31, 2013	2,818,464	18.83	1.1 years	—

        The total intrinsic value of options to acquire shares of the Company's common stock that were exercised during the years ended December 31, 2014, 2013 and 2012 was $30,000, $172,000 and $191,000, respectively.

        The following table summarizes the status of the Company's non-vested stock options as of December 31, 2014:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-vested shares at beginning of year	589,111	$5.07
Granted	255,503	$4.36
Vested	(217,918)	5.58
Cancelled	(62,958)	4.74

Non-vested shares at end of year	563,738	$4.56

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(9) Capital Transactions (Continued)

        The following table summarizes information about the Company's stock options outstanding at December 31, 2014:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$8 to $16	1,482,592	3.2 years	$14.09	918,584	$14.98
$17 to $22	1,108,895	0.1 years	17.13	1,108,895	17.13
$23 to $28	296,587	0.1 years	25.80	296,587	25.80

$8 to $28	2,888,074	1.7 years	$16.46	2,324,336	$17.39

Taxes

        A portion of the Company's granted options qualify as ISOs for income tax purposes. As such, a tax benefit is not recorded at the time the compensation cost related to the options is recorded for book purposes due to the fact that an ISO does not ordinarily result in a tax benefit unless there is a disqualifying disposition. Stock option grants of non-qualified options result in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised. Due to the treatment of incentive stock options for tax purposes, the Company's effective tax rate from year to year is subject to variability.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

        The Company sponsors the SkyWest, Inc. Employees' Retirement Plan (the "SkyWest Plan"). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. The Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant's compensation, based upon length of service. Additionally, a discretionary contribution may be made by the Company. The Company's combined contributions to the SkyWest Plan were $19.3 million, $18.3 million and $16.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

DECEMBER 31, 2014

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

        ExpressJet's contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $27.2 million, $26.7 million and $26.4 million for the years ended December 31, 2014, 2012 and 2011, respectively.

        ExpressJet Delaware also provided medical bridge coverage for employees between the ages of 60 to 65, with at least ten years of service who have retired from the Company. In December 2007, the Fair Treatment for Experienced Pilots Act (H.R. 4343) was enacted. This law increased the mandatory retirement age of commercial pilots from 60 to 65. As a result of this legislation, ExpressJet is no longer required to provide medical bridge coverage to its pilots between the ages of 60 to 65. In 2008, ExpressJet Delaware's practice of providing medical bridge coverage for non-pilot employees was frozen, and does not permit non-pilot employees retiring on or after January 1, 2009 to participate in such coverage. As of December 31, 2014 the Company did not have any participants under the medical bridge coverage.

Employee Stock Purchase Plans

        In May 2009, the Company's Board of Directors approved the SkyWest, Inc. 2009 Employee Stock Purchase Plan (the "2009 Stock Purchase Plan"). All employees who have completed 90 days of employment with the Company or one of its subsidiaries are eligible to participate in the 2009 Stock Purchase Plan, except employees who own five percent or more of the Company's common stock. The 2009 Stock Purchase Plan enables employees to purchase shares of the Company's common stock at a five percent discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $25,000 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a five percent discount based on the end of the period price. Employees can terminate their participation in the 2009 Stock Purchase Plan at any time upon written notice.

        The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Number of shares purchased	295,035	299,786	487,451
Average price of shares purchased	$12.72	$12.33	$8.35

        The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2014, 2013 and 2012.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(11) Stock Repurchase

        The Company's Board of Directors has authorized the repurchase of up to 25,000,000 shares of the Company's common stock in the public market since 2007. Effective September 14, 2012, the Company's Board of Directors adopted the SkyWest, Inc. 2012 Stock Repurchase Plan (the "Stock Repurchase Plan"), which provided for the repurchase of up to 5,044,516 shares of common stock, from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b5-1 promulgated under the Exchange Act, as amended. The Stock Repurchase Plan expired on October 15, 2014. During the years ended December 31, 2014, 2013 and 2012, the Company repurchased 0.7 million, 0.8 million, 0.1 million shares of common stock for approximately $8.4 million, $11.7 million and $0.9 million, respectively at a weighted average price per share of $12.54, $14.40 and $15.32, respectively.

(12) Related-Party Transactions

        The Company's President, Chairman of the Board and Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation ("Zions"). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on two CRJ200, two CRJ700 and four EMB120 aircraft operated by the Company's subsidiaries. Zions also refinanced six CRJ200 and two CRJ700 aircraft in 2012 for terms of three to four years, becoming the debtor on these aircraft. Zions also serves as the Company's transfer agent. The Company's cash balance in the accounts held at Zions as of December 31, 2014 and 2013 was $90.6 million and $81.8 million, respectively.

(13) Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2014 and 2013 is as follows (in thousands, except per share data):

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Operating revenues	$772,386	$816,574	$834,633	$813,854	$3,237,447
Operating income	(27,774)	13,244	59,080	(19,702)	24,848
Net income (loss)	(22,887)	(14,737)	41,338	(27,868)	(24,154)
Net income (loss) per common share:
Basic	(0.44)	(0.29)	0.81	(0.54)	(0.47)
Diluted	(0.44)	(0.29)	0.79	(0.54)	(0.47)
Weighted average common shares:
Basic:	51,467	51,183	51,127	51,174	51,237
Diluted:	51,467	51,183	52,036	51,174	51,237

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2014

(13) Quarterly Financial Data (Unaudited) (Continued)

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, including our Chief Executive Officer and Chief Accounting Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Our Chief Accounting Officer performs functions that are substantially similar to the functions of a chief financial officer with respect to the oversight of our disclosure controls and procedures. Our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that, as of December 31, 2014, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

        During the three months ended December 31, 2014, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2014.

        The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by Ernst & Young LLP ("Ernst & Young"), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young's report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited SkyWest, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SkyWest, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of SkyWest, Inc. and subsidiaries and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah
February 18, 2015

ITEM 9B.    OTHER INFORMATION

        None.

PART III

        Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2014 Annual Meeting of Shareholders scheduled for May 5, 2015. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2014, pursuant to Regulation 14A of the Exchange Act.

Headings in Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	"Election of Directors," "Executive Officers," "Corporate Governance," "Meetings and Committees of the Board" and "Section 16(a) Beneficial Ownership Reporting Compliance"
ITEM 11.	EXECUTIVE COMPENSATION
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

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
Documents Filed:

1.
Financial Statements:    Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2014 and 2013, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, Consolidated Statements of Cash Flows for the year ended December 31, 2014, 2013 and 2012, Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012 and Notes to Consolidated Financial Statements.

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

(b)
Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation		(1)
3.2	Amended and Restated Bylaws		(14)
4.1	Specimen of Common Stock Certificate		(2)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.		(3)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.		(3)
10.3	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.		(4)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.		(5)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.		(6)
10.6(a)	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.		(7)
10.6(b)	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.		(4)
10.7	SkyWest, Inc. Amended and Combined Incentive and Non-Statutory Stock Option Plan		(8)
10.8	SkyWest Inc. 2006 Employee Stock Purchase Plan		(9)
10.8(a)	First Amendment to SkyWest, Inc. 2006 Employee Stock Purchase Plan		(11)
10.9	SkyWest Inc. Executive Stock Incentive Plan		(10)
10.10	SkyWest Inc. 2001 Allshare Stock Option Plan		(10)
10.12	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008		(11)
10.12(a)	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan		(11)
10.13	SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)
10.13(a)	First Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)
10.13(b)	Second Amendment to the SkyWest, Inc. 2006 Long-Term Incentive Plan		(11)

Number	Exhibit	Incorporated by Reference
10.14	SkyWest, Inc. 2009 Employee Stock Purchase Plan		(11)
10.15	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.		(12)
10.16	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest Inc.		(13)
10.17	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.		(13)
10.18	Purchase Agreement COM0028-13 between Embraer S.A. and SkyWest Inc. dated February 15, 2013		(15)
10.19	Purchase Agreement COM0344-13 between Embraer S.A. and SkyWest Inc. dated June 17, 2013		(15)
10.20	Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, J. Ralph Atkin, Margaret Billson, Henry J. Eyring, Robert G. Sarver, Steven F. Udvar-Hazy, James L. Welch, Bradford R. Rich, Michael J. Kraupp, Eric J. Woodward, Russell A. Childs and Bradford R. Holt, as of August 6, 2013		(15)
10.21	Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013		(16)
10.22	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines*	Filed herewith
21.1	Subsidiaries of the Registrant		(14)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*
Certain portions of this exhibit have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.

**
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2014, December 31, 2013 and December 31, 2012, (ii) the Consolidated Balance Sheet at December 31, 2014 and December 31, 2013, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012

(1)
Incorporated by reference to the exhibits to a Registration Statement on Form S-3, File No. 333-129832

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

(15)
Incorporated by reference to the exhibits to Registrant's Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013

(16)
Incorporated by reference to the exhibits to Registrant's Annual Report on Form 10-K filed on February 14, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
SkyWest, Inc.

        We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 18, 2015 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 18, 2015

SKYWEST, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2014, 2013 and 2012
(Dollars in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Year Ended December 31, 2014:
Allowance for inventory obsolescence	$10,138	1,450	—	$11,588
Allowance for doubtful accounts receivable	94	—	232	326

	10,232	1,450	232	$11,914

Year Ended December 31, 2013:
Allowance for inventory obsolescence	$9,189	949	—	$10,138
Allowance for doubtful accounts receivable	94	—	—	94

	9,283	949	—	10,232

Year Ended December 31, 2012:
Allowance for inventory obsolescence	$8,248	941	—	$9,189
Allowance for doubtful accounts receivable	240	—	(146)	94

	$8,488	941	(146)	$9,283

SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2014, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2015.

SKYWEST, INC.
By:	/s/ ERIC J. WOODWARD Eric J. Woodward Chief Accounting Officer (Principal Accounting Officer)

ADDITIONAL SIGNATURES

        Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ JERRY C. ATKIN Jerry C. Atkin	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 18, 2015
/s/ WADE J. STEEL Wade J. Steel	Executive Vice President (Principal Financial Officer)	February 18, 2015
/s/ ERIC J. WOODWARD Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2015
/s/ STEVEN F. UDVAR-HAZY Steven F. Udvar-Hazy	Lead Director	February 18, 2015
/s/ W. STEVE ALBRECHT Steve Albrecht	Director	February 18, 2015
/s/ MARGARET S. BILLSON Margaret S. Billson	Director	February 18, 2015
/s/ HENRY J. EYRING Henry J. Eyring	Director	February 18, 2015

Name	Capacities	Date

/s/ RONALD J. MITTELSTAEDT Ronald J. Mittelstaedt	Director	February 18, 2015
/s/ ROBERT G. SARVER Robert G. Sarver	Director	February 18, 2015
/s/ KEITH E. SMITH Keith E. Smith	Director	February 18, 2015
/s/ JAMES L. WELCH James L. Welch	Director	February 18, 2015