Form 10-Q
period 2015-03-31
SKYWEST INC
filed 2015-05-07
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common stock, no par value	51,675,834

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANICAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$91,108	$132,275
Marketable securities	377,645	415,273
Restricted cash	11,582	11,582
Receivables, net	71,816	83,099
Inventories, net	139,316	137,452
Prepaid aircraft rents	444,328	397,850
Deferred tax assets	127,430	94,385
Other current assets	21,450	19,087
Total current assets	1,284,675	1,291,003

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,836,689	4,608,663
Deposits on aircraft	40,000	40,000
Buildings and ground equipment	272,819	274,900
	5,149,508	4,923,563
Less-accumulated depreciation and amortization	(1,930,108)	(1,902,375)
Total property and equipment, net	3,219,400	3,021,188

OTHER ASSETS
Intangible assets, net	12,186	12,748
Other assets	97,247	84,989
Total other assets	109,433	97,737
Total assets	$4,613,508	$4,409,928

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2015	2014
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$232,460	$211,821
Accounts payable	270,617	270,097
Accrued salaries, wages and benefits	133,699	138,902
Taxes other than income taxes	15,219	17,457
Other current liabilities	45,070	46,078
Total current liabilities	697,065	684,355

OTHER LONG-TERM LIABILITIES	48,825	49,625

LONG-TERM DEBT, net of current maturities	1,676,906	1,533,990

DEFERRED INCOME TAXES PAYABLE	710,317	669,385

DEFERRED AIRCRAFT CREDITS	69,841	72,227

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 78,423,463 and 77,951,411 shares issued, respectively	628,875	626,521
Retained earnings	1,173,031	1,165,478
Treasury stock, at cost, 26,765,386 and 26,765,386 shares, respectively	(391,364)	(391,364)
Accumulated other comprehensive income (loss)	12	(289)
Total stockholders’ equity	1,410,554	1,400,346
Total liabilities and stockholders’ equity	$4,613,508	$4,409,928

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
OPERATING REVENUES:
Passenger	$742,498	$755,639
Ground handling and other	17,900	16,747
Total operating revenues	760,398	772,386
OPERATING EXPENSES:
Salaries, wages and benefits	302,845	317,642
Aircraft maintenance, materials and repairs	158,257	178,262
Aircraft rentals	70,412	80,335
Depreciation and amortization	65,691	62,316
Aircraft fuel	27,300	47,225
Ground handling services	23,973	37,018
Other operating expenses, net	77,845	77,362
Total operating expenses	726,323	800,160
OPERATING INCOME (LOSS)	34,075	(27,774)
OTHER INCOME (EXPENSE):
Interest income	640	548
Interest expense	(18,465)	(15,676)
Other, net	—	(273)
Total other expense, net	(17,825)	(15,401)
INCOME (LOSS) BEFORE INCOME TAXES	16,250	(43,175)
PROVISION (BENEFIT) FOR INCOME TAXES	6,630	(20,288)
NET INCOME (LOSS)	$9,620	$(22,887)

BASIC EARNINGS (LOSS) PER SHARE	$0.19	$(0.44)
DILUTED EARNINGS (LOSS) PER SHARE	$0.18	$(0.44)
Weighted average common shares:
Basic	51,457	51,467
Diluted	52,392	51,467

Dividends declared per share	$0.04	$0.04

COMPREHENSIVE INCOME (LOSS):
Net Income (Loss)	$9,620	$(22,887)
Net unrealized appreciation on marketable securities, net of tax	301	23
TOTAL COMPREHENSIVE INCOME (LOSS)	$9,921	$(22,864)

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three Months Ended March 31,
	2015	2014

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$35,206	$(34,295)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(109,900)	(53,440)
Sales of marketable securities	147,830	92,772
Proceeds from the sale of equipment	2,966	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(258,795)	(66,728)
Buildings and ground equipment	(6,905)	(3,892)
Increase in other assets	(13,934)	(14,257)

NET CASH USED IN INVESTING ACTIVITIES	(238,738)	(45,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(39,528)	(32,932)
Proceeds from issuance of long-term debt	203,083	29,281
Net proceeds from issuance of common stock	2,730	1,854
Tax deficiency from exercise of commons stock	(1,873)	(1,266)
Purchase of treasury stock	—	(3,076)
Payment of cash dividends	(2,047)	(2,054)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	162,365	(8,193)

Decrease in cash and cash equivalents	(41,167)	(88,033)
Cash and cash equivalents at beginning of period	132,275	170,636

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$91,108	$82,603

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest, net of capitalized amounts	$15,281	$13,122
Income taxes	$573	$451

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

On November 17, 2011, the Company’s wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc., consolidated their operations under a single operating certificate, and on December 31, 2012, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc. were merged, with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”). In the following condensed consolidated financial statements, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination. At the time of the ExpressJet Combination, Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984 and a code-share partner with United since February 2010. As of March 31, 2015, ExpressJet operated as a Delta Connection carrier in Atlanta and Detroit, a United Express carrier in Chicago (O’Hare), Washington, D.C. (Dulles International Airport), Cleveland, Newark, Houston and Denver, and an American carrier in Dallas.

Note B — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements.  Ground handling revenue primarily consists of customer service functions such as gate and ramp agent services, at applicable airports where the Company provides such services to other airlines.  Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements, “contract flying” or “capacity purchase agreements”) with Delta Airlines Inc. (“Delta”), United Airlines Inc. (“United”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”), the major airline generally pays the Company a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement such as fuel expense and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed.

Under a revenue-sharing arrangement (referred to as a “revenue-sharing” or “pro-rate” arrangements), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Revenue is recognized under the Company’s pro-rate flying agreements when each flight is completed based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive for each completed flight.

Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

In the event that the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations, and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. In the event the Company has a reimbursement dispute with a major partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly, quarterly or semi-annual basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly.

The following table summarizes the significant provisions of each code share agreement the Company has with each major partner:

Delta Connection Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200—48 • CRJ 700—19 • CRJ 900—32

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2022

•        The average remaining term of the aircraft under contract is 4.5 years

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

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2022

•        The average remaining term of the aircraft under contract is 3.9 years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice Insurance	• Performance based financial incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines Pro-rate Agreement (revenue-sharing arrangement)	• EMB 120—2 • CRJ 200—13	• Terminates with 30-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Performance Incentive Structure	Payment Structure
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	• CRJ 200—49 • CRJ 700—70 • E175—29 • EMB 120—4

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2026

•        The average remaining term of the aircraft under contract is 4.0 years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet United ERJ Agreement (fixed-fee arrangement)	• ERJ 135—7 • ERJ 145—202

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2017

•        The average remaining term of the aircraft under contract is 1.7 years

•        Upon expiration, aircraft may be renewed or extended

			• Fuel • Engine Maintenance • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives or penalties	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines United Express Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—23 • EMB 120—6	• Terminates with 120-day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	• CRJ 700—9	• Terminates 2018 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

US Airways Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines US Airways Agreement (fixed-fee arrangement)	• CRJ 200—10 • CRJ 900—4	• Terminates by the end of 2015 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines US Airways Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—1	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

American Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates	Pass-through costs or costs paid directly by major partner	Incentive Structure	Payment Structure
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200—12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

SkyWest Airlines American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—5	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200—11 • ERJ 145—6	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended	• Fuel • Landing fees, Station Rents, Deice • Insurance	• Performance based incentives	• Rate per block hour, per departure and per aircraft under contract

ExpressJet American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—3	• Terminates with 120- day notice	• None	• None	• Pro-rata sharing of the passenger fare revenue

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with Delta, United, Alaska, American or US Airways, contract modifications resulting from contract re-negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major partners.

Note C — Share-Based Compensation

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors.  During the three months ended March 31, 2015, the Company granted options to purchase 237,240 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2015.

Expected annual dividend rate	1.18%
Risk-free interest rate	1.62%
Average expected life (years)	5.7
Expected volatility of common stock	0.401
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.75

During the three months ended March 31, 2015, the Company granted 386,401 restricted stock units and 202,505 performance restricted stock units to the Company’s employees under the 2010 Incentive Plan.  Both the restricted stock and performance restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain profit metrics of the Company must be met before the recipient will receive any shares of stock attributable to the performance restricted stock units.  Upon vesting, a restricted stock unit and a performance restricted stock unit will be replaced with a share of common stock. Additionally, during the three months ended March 31, 2015, the Company granted 31,088 fully-vested shares of common stock to the Company’s directors.  The fair value of the shares of restricted stock on the date of grant was $13.51 per share.

The Company records share-based compensation expense only for those options and restricted and performance restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2015 and 2014, the Company recorded pre-tax share-based compensation expense of $1.5 million and $1.7 million, respectively.

Note D — Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the three months ended March 31, 2015 and 2014, options to acquire 1,560,000 and 2,945,000 shares of common stock, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three months ended March 31,
	2015	2014
Numerator
Net Income (Loss)	$9,620	$(22,887)

Denominator
Weighted average number of common shares outstanding	51,457	51,467
Effect of outstanding share-based awards	935	—
Weighted average number of shares for diluted earnings (loss) per common share	52,392	51,467

Basic earnings (loss) per share	$0.19	$(0.44)
Diluted earnings (loss) per share	$0.18	$(0.44)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended March 31, 2015 and 2014 (in thousands).

	Three months ended March 31,2015
	SkyWest Airlines	ExpressJet	Corporate/ Consolidating	Consolidated
Operating revenues	$448,069	$308,557	$3,772	$760,398
Operating expense	406,019	319,251	1,053	726,323
Depreciation and amortization expense	43,767	21,662	262	65,691
Interest expense	14,024	4,441	—	18,465
Segment profit (loss) (1)	28,026	(15,135)	2,719	15,610
Identifiable intangible assets, other than goodwill, net	—	12,186	—	12,186
Total assets	3,191,465	1,422,043	—	4,613,508
Capital expenditures (including non-cash)	262,040	7,098	—	269,138

	Three months ended March 31,2014
	SkyWest Airlines	ExpressJet	Corporate/ Consolidating	Consolidated
Operating revenues	$447,041	$324,870	$475	$772,386
Operating expense	425,643	374,425	92	800,160
Depreciation and amortization expense	40,001	22,315	—	62,316
Interest expense	10,026	4,875	775	15,676
Segment profit (loss)(1)	11,372	(54,430)	(392)	(43,450)
Identifiable intangible assets, other than goodwill, net	—	14,436	—	14,436
Total assets	2,535,901	1,666,126	—	4,202,027
Capital expenditures (including non-cash)	66,232	7,292	—	73,524

(1)                                 Segment profit (loss) is equal to operating income (loss) less interest expense

Note F — Commitments and Contingencies

As of March 31, 2015, the Company leased 534 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2015 (in thousands):

April through December 2015	$199,108
2016	270,706
2017	201,467
2018	156,437
2019	119,618
Thereafter	453,545
$1,400,881

During the three months ended March 31, 2015, the Company took delivery of nine Embraer E175 dual-class jet aircraft (“E175s”) and financed the aircraft through the issuance of $203.1 million of long-term debt.  The debt associated with the E175 aircraft delivered during the three months ended March 31, 2015 has a twelve year term with a fixed annual interest rate ranging from 3.5% to 3.7% and is secured by the E175 aircraft.

As of March 31, 2015 and December 31, 2014, the Company had $2.9 and $3.8 million, respectively, for future lease obligations associated with EMB120 aircraft removed from service.  The lease payments for the EMB120s will continue through June 2016.

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

As of March 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2015
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$377,558	$—	$377,558	$—
Asset backed securities	87	—	87	—
	377,645	—	377,645	—
Cash, Cash Equivalents and Restricted Cash	102,690	102,690	—
Other Assets	2,308	—	—	(a) 2,308
Total Assets Measured at Fair Value	$482,643	$102,690	$377,645	$2,308

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$410,163	$—	$410,163	$—
Asset backed securities	5,110	—	5,110	—
	415,273	—	415,273	—
Cash, Cash Equivalents and Restricted Cash	143,857	143,857	—	—
Other Assets	2,309	—	—	(a) 2,309
Total Assets Measured at Fair Value	$561,439	$143,857	$415,273	$2,309

(a)         Comprises of auction rate securities which is reflected in long-term “Other assets” in the Company’s unaudited condensed consolidated balance sheets

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2015.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at December 31, 2014	$2,309
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(1)
Transferred out	—
Settlements	—
Balance at March 31, 2015	$2,308

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,962.9 million as of March 31, 2015, as compared to the carrying amount of $1,909.4 million as of March 31, 2015. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,813.1 million as of December 31, 2014, as compared to the carrying amount of $1,745.8 million as of December 31, 2014.

Note H — Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and certain operating expenses with limited tax deductibility, which primarily relates to a portion of crew per diem amounts, relative to the Company’s estimated pre-tax income for the year ending December 31, 2015.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2015, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note J — Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.”  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. On April 1, 2015, the FASB proposed deterring the effective date by one year to December 31, 2017 for reporting periods beginning after that date.  The FASB also proposed permitting early adoption of the standard, but not before the original effect date of December 15, 2016.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company’s management is currently evaluating the impact the adoption of ASU No. 2014-09 will have on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company’s management is currently evaluating the impact the adoption of this standard will have on the Company’s consolidated financial statements.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2015 and 2014. Also discussed is our financial position as of March 31, 2015 and December 31, 2014. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2015, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of March 31, 2015, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,600 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2015, SkyWest Airlines and ExpressJet operated a combined fleet of 754 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	E175	EMB120	Total
United	72	202	7	70		29	10	390
Delta	120			60	60		2	242
American	31	6						37
US Airways	11				4			15
Alaska				9				9
Aircraft in scheduled service	234	208	7	139	64	29	12	693
Subleased to an un-affiliated entity	2							2
Unassigned (a)	14	17	2				26	59
Total	250	225	9	139	64	29	38	754

(a)         As of March 31, 2015, these aircraft have been removed from service and are in the process for lease returns or are transitioning between flying code share agreements with our major partners.

For the three months ended March 31, 2015, approximately 58.4% of our aggregate capacity was operated for United, approximately 33.7% was operated for Delta, approximately 3.8% was operated for American, approximately 2.3% was operated for Alaska and approximately1.8% was operated for US Airways.

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

The second item is the compensation we receive for engine maintenance under our fixed-fee arrangements. Under our United CRJ and E175 contracts and our American, US Airways and Alaska fixed-fee contracts, a portion of our compensation is based upon fixed hourly rates while an aircraft is in operation, which is intended to cover various operating costs, including engine maintenance costs (“Fixed-Rate Engine Contracts”). Under the compensation structure for our Delta Connection and United ERJ145 contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred as a pass-through cost (“Directly-Reimbursed Engine Contracts”). We use the direct-expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis. Under the direct-expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

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

Because we recognize revenue at the same amount and in the same period when we incur engine maintenance expense on engines operating under our Directly- Reimbursed Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods.

We have an agreement with a third-party vendor to provide long-term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s operating under our Fixed-Rate Engine Contracts (a “Power by the Hour Agreement”). Under the terms of the Power by the Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power by the Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power by the Hour Agreement on our CRJ700s operating under our Fixed-Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed-Rate Engine Contracts, the number of engine maintenance events and related expense we incur each reporting period do not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (EMB120)	Fixed-Rate Engine Contracts	Deferral Method
ExpressJet United (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method

Flying Contract	Compensation of Engine Expense	Expense Recognition
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement (CRJ700s)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
US Airways Agreement (CRJ200 / CRJ900)	Fixed-Rate Engine Contracts	Direct Expense Method

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying and our controlled or “pro-rate” flying. For the three months ended March 31, 2015, contract flying revenue and pro-rate revenue represented approximately 89% and 11%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

First Quarter Summary

We had total operating revenues of $760.4 million for the three months ended March 31, 2015, a 1.6% decrease, compared to total operating revenues of $772.4 million for the three months ended March 31, 2014. We had a net income of $9.6 million, or $0.18 per diluted share, for the three months ended March 31, 2015, compared to net loss of $(22.9) million or $(0.44) per diluted share, for the three months ended March 31, 2014.

The significant items affecting our financial performance during the three months ended March 31, 2015 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  Based on a reduction in our fleet size since March 31, 2014 and related reduction in scheduled flights, our scheduled block hours decreased from 602,000 for the three months ended March 31, 2014, to 540,000 for the three months ended March 31, 2015, or by 10.3%.  However, due to a significant improvement in our flight completion rates between the comparable periods, our actual block hours on completed flights only decreased by 5.5%.  More specifically, we reduced the number of our total flight cancellations from 7.7% of scheduled flights for the three months ended March 31, 2014 to 2.2% for the comparable period in 2015.  We estimate the reduction in our scheduled flights, which was partially offset by our significantly improved flight completion rates, reduced our revenue by approximately $23 million for the three months ended March 31, 2015 compared to the same period of 2014.

However, a combination of other factors partially offset the impact of our reduced block hour production on our operating revenue during the three months ended March 31, 2015 compared to the same period of 2014.  These other factors principally included our placement of 29 E175 aircraft into service between March 31, 2014 and March 31, 2015, higher operational performance incentives earned under our flying contracts and rate increases received under new and renewed flying contracts since March 31, 2014.

Operating Expenses

Our total operating expenses decreased $73.8 million from the three months ended March 31, 2015 compared to the three months ended March 31, 2014.  The primary driver in the decrease in our operating expense was primarily due to the reduction in our fleet size and related number of departures and completed block hours in the three months ended March 31, 2015 compared to the same period of 2014.

Other aircraft maintenance, materials and repairs, decreased $20.0 million, or 11.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in aircraft maintenance expense excluding engine overhaul costs for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to the decrease in our fleet size and number of departures, and scheduled maintenance events.  Additionally, in 2014 we experienced severe weather which resulted in additional maintenance expenses and inefficiencies.

Salaries, wages and employee benefits decreased $14.8 million, or 4.7%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in salaries, wages and employee benefits was primarily due to the improved weather conditions we experienced during the three months ended March 31, 2015, compared to the corresponding period 2014, where severe weather caused significant inefficiencies with crew movements and resulted in incremental labor costs.  Also, the decrease in our fleet size and related level of departures contributed to the decrease; however, this was partially offset by the additional training costs associated with the E175 aircraft deliveries.

Other Items

In May 2014, SkyWest Airlines inducted its first E175 aircraft into service pursuant to the SkyWest Airlines United Express Agreement. As of March 31, 2015, we had taken delivery of 29 E175 aircraft and we anticipate taking delivery of the remaining 11 E175 aircraft through the third quarter of 2015. The United Express Agreement has a 12-year term for each of the aircraft subject to the agreement, and other terms which are generally consistent with the SkyWest Airlines United Express Agreement.

In November 2014, SkyWest Airlines reached an agreement with Alaska to place seven E175 aircraft into service pursuant to the SkyWest Airlines Alaska Agreement. We anticipate taking deliveries of the seven aircraft between mid-2015 and the first quarter of 2016.

In November 2014, ExpressJet reached an agreement with American to operate 15 used ERJ145s. During the three months ended March 31, 2015, we placed six ERJ145s into service and anticipate placing the nine remaining aircraft in service during the second quarter of 2015.  We intend to lease the aircraft from American and we anticipate operating the aircraft through the end of 2016.

In November 2014, we made the decision to remove all EMB120 aircraft from service by the end of the second quarter of 2015.  As of March 31, 2015, we owned 16 EMB120 aircraft and leased 22 EMB120 aircraft. We are actively marketing our owned EMB120 aircraft and our EMB120 aircraft spare parts inventory.

In November 2014, ExpressJet executed an amended and restated contract with United that accelerated the lease termination dates of certain ERJ145 aircraft and accelerated the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017.  As of March 31, 2015, ExpressJet operated 202 ERJ145s and seven ERJ135s and had removed 17 ERJ145s and two ERJ135s from scheduled service, which are in the process of being returned to United. We anticipate ExpressJet will be operating 157 ERJ145s with United as of December 31, 2015.

In December 2014, SkyWest Airlines reached an agreement with Delta to operate 12 additional used CRJ200 aircraft that SkyWest Airlines intends to lease from Delta. The CRJ200 aircraft deliveries started in December 2014 and are scheduled to continue through the second quarter of 2015.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2014, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2014.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and intangibles, stock-based compensation expense and fair value. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will differ, and could differ materially, from such estimates.

Three Months Ended March 31, 2015 and 2014

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2015		2014		% Change
Revenue passenger miles (000)	6,967,911		7,275,600		(4.2)%
Available seat miles (“ASMs”) (000)	8,692,116		8,992,949		(3.3)%
Block hours	516,774		546,813		(5.5)%
Departures	304,599		325,324		(6.4)%
Passengers carried	13,190,537		13,633,415		(3.2)%
Passenger load factor	80.2%		80.9%		(0.7	)Pts
Revenue per available seat mile	8.7	¢	8.6	¢	1.2%
Cost per available seat mile	8.6	¢	9.1	¢	(5.5)%
Cost per available seat mile excluding fuel	8.3	¢	8.6	¢	(3.5)%
Fuel cost per available seat mile	0.3	¢	0.5	¢	(40.0)%
Average passenger trip length (miles)	528		534		(1.1)%

Revenues.  Total operating revenues decreased $12.0 million, or 1.6%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Under certain of our flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly-reimbursed engine expense decreased by $19.0 million, during the three months ended March 31, 2015, from the three months ended March 31, 2014, primarily due to our major partners paying an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our code-share agreements.  The following table summarizes the amount of fuel, landing fees, station rents and engine overhaul reimbursements included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2015	2014	$ Change	% Change
Passenger revenues	$742,498	$755,639	$(13,141)	(1.7)%
Less: Fuel reimbursement from major partners	8,953	22,490	(13,537)	(60.2)%
Less: Landing fee and station rent reimbursements from major partners	5,753	6,807	(1,054)	(15.5)%
Less: Engine overhaul reimbursement from major partners	29,784	34,173	(4,389)	(12.8)%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$698,008	$692,169	5,839	0.8%

Passenger revenues.  Passenger revenues decreased $13.1 million, or 1.7%, during three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Our passenger revenues, excluding fuel, landing fee, station rent and engine overhaul reimbursements from major partners, increased $5.8 million, or 0.8%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.   The increase was due to a significant improvement in our flight completion percentage for the comparable periods, primarily due to improved weather conditions we experienced during the three months ended March 31, 2015, compared to the corresponding period of 2014.  More specifically, we cancelled approximately 7.7% of scheduled flights during the quarter ended March 31, 2014 and cancelled 2.2% of scheduled flights during the quarter ended March 31, 2015.  Additionally, our revenue improved from March 31, 2014 to March 31, 2015, primarily due to the addition of 29 new E175 aircraft, higher operational performance incentives earned under our flying contracts, certain flying contract renewals and extensions at improved rates, and the removal of certain aircraft from contract service with lower average revenue rates.

Ground handling and other.  Total ground handling and other revenues increased $1.2 million, or 6.9%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Revenue attributed to ground handling services for our aircraft is reflected in our consolidated statements of comprehensive income under the heading “Operating Revenues—Passenger” and revenue attributed to ground handling services we provide for third-party aircraft is reflected in our consolidated statements of comprehensive loss under the heading “Operating Revenues—Ground handling and other.” The increase was primarily related to additional locations added to our pro-rate operations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended March 31,
					2015	2014
	2015	2014	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Salaries, wages and benefits	$302,845	$317,642	$(14,797)	(4.7)%	3.5	3.5
Aircraft maintenance, materials and repairs	158,257	178,262	(20,005)	(11.2)%	1.8	2.0
Aircraft rentals	70,412	80,335	(9,923)	(12.4)%	0.8	0.9
Depreciation and amortization	65,691	62,316	3,375	5.4%	0.8	0.7
Aircraft fuel	27,300	47,225	(19,925)	(42.2)%	0.3	0.5
Ground handling services	23,973	37,018	(13,045)	(35.2)%	0.3	0.4
Other	77,845	77,362	483	0.6%	0.9	0.9
Total operating expenses	726,323	800,160	(73,837)	(9.2)%	8.4	8.9
Interest	18,465	15,676	2,789	17.8%	0.2	0.2
Total airline expenses	$744,788	$815,836	$(71,048)	(8.7)%	8.6	9.1

Salaries wages and employee benefits.  Salaries, wages and employee benefits decreased $14.8 million, or 4.7%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease in salaries, wages and employee benefits was primarily due to the decrease in our fleet size and related level of departures compared to the March 31, 2014.  Additionally, improved weather conditions we experienced during the three months ended March 31, 2015, compared to the corresponding period 2014, where severe weather caused significant inefficiencies with crew movements and resulted in incremental labor costs.  However, this was partially offset by additional training costs for the E175 aircraft deliveries.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $20.0 million, or 11.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The following table summarizes the amount of engine overhauls and engine overhaul reimbursements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2015	2014	$ Change	% Change
Aircraft maintenance, materials and repairs	$158,257	$178,262	$(20,005)	(11.2)%
Less: Engine overhaul reimbursed from major partners	29,784	34,173	(4,389)	(12.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	4,137	6,752	(2,615)	(38.7)%
Other aircraft maintenance, materials and repairs	$124,336	$137,337	$(13,001)	(9.5)%

Other aircraft maintenance, materials and repairs, decreased $20.0 million, or 11.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in aircraft maintenance expense excluding engine overhaul costs, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014, was primarily due to a decrease in our fleet size and related level of scheduled maintenance events combined with the absence of the extensive weather-related inefficiencies we experienced during the quarter ended March 31, 2014.

We recognize engine maintenance expense on our CRJ200 engines on an as-incurred basis as maintenance expense. Under our Fixed-Rate Engine Contracts, we recognize revenue at fixed hourly rates for engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed-Rate Engine Contracts can have a significant impact on our financial results. During the three months ended March 31, 2015, our CRJ200 engine expense under our Fixed-Rate Engine Contracts decreased $2.6 million compared to the three months ended March 31, 2014. The decrease in CRJ200 engine overhauls reimbursed under our Fixed-Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).

Aircraft rentals.  Aircraft rentals decreased $9.9 million, or 12.4%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease was primarily due to a reduction of our fleet financed through leases since March 31, 2014.

Depreciation and amortization.  Depreciation and amortization expense increased $3.4 million, or 5.4%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The increase in depreciation and amortization expense was primarily due to the purchase of 29 E175 aircraft and spare engines since March 31, 2014.

Aircraft Fuel.  Fuel costs decreased $19.9 million, or 42.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2015 compared to 2014.  The average fuel cost per gallon was $2.23 and $3.49 for the three months ended March 31, 2015 and 2014, respectively. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the quarter ended March 31,
(in thousands, except per gallon amounts)	2015	2014	% Change
Fuel gallons purchased	12,241	13,523	(9.5)%
Fuel expense	$27,300	$47,225	(42.2)%

Ground handling service.  Ground handling service expense decreased $13.0 million, or 35.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in ground handling service expense was primarily due to a reduction in the volume of departures and the reduction in the number of locations that SkyWest Airlines is providing ground handling services since March 31, 2014.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training, crew per diem and hotel costs, station rents and landing fees, increased $0.5 million, or 0.6%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in other operating expense was primarily related to the additional training costs associated with the E175 deliveries and airport related costs including the use of simulators, hotels and crew per diem costs associated with the increase in our pro-rate operations.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $71.0 million, or 8.7%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  We are reimbursed for our actual fuel costs by our major partners under our contract flying arrangements. We record the amount of those reimbursements as revenue. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for our engine overhaul expense, which we record as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2015	2014	$ Change	% Change
Total airline expense	$744,788	$815,836	$(71,048)	(8.7)%
Less: Fuel expense	27,300	47,225	(19,925)	(42.2)%
Less: Engine overhaul reimbursement from major partners	29,784	34,173	(4,389)	(12.8)%
Less: CRJ 200 engine overhauls reimbursed at fixed hourly rate	4,137	6,752	(2,615)	(38.7)%
Total airline expense excluding fuel and engine overhauls and CRJ 200 engine overhauls reimbursed at fixed hourly rate	$683,567	$727,686	$(44,119)	(6.1)%

Excluding fuel and engine overhaul costs and CRJ200 engine overhauls reimbursed at fixed hourly rates, our total airline expenses decreased $44.1 million, or 6.1%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The overall decrease was primarily related to the reduction in fleet size and related production since March 31, 2014.

Income taxes, our estimated annual effective tax rate for the three months ended March 31, 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and certain operating expenses with limited tax deductibility, which primarily relates to a portion of crew per diem amounts, relative to our estimated pre-tax income for the year ending December 31, 2015.

Net income (loss).  Primarily due to factors described above, we generated net income of $9.6 million, or $0.18 per diluted share, for the three months ended March 31, 2015, compared to a net loss of $(22.9) million, or $(0.44) per diluted share, for the three months ended March 31, 2014.

Results of Operations

Our Business Segments

For the three months ended March 31, 2015 and 2014, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended March 31, (dollar amounts in thousands)
	2015	2014	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$448,069	$447,041	$1,028	0.2%
ExpressJet Operating Revenues	308,557	324,870	(16,313)	(5.0)%
Corporate/Consolidating Operating Revenues	3,772	475	3,297	694.1%
Total Operating Revenues	$760,398	$772,386	$(11,988)	(1.6)%
Airline Expenses:
SkyWest Airlines Expense	$420,043	$435,669	$(15,626)	(3.6)%
ExpressJet Expense	323,692	379,300	(55,608)	(14.7)%
Corporate/Consolidating Airline Expense	1,053	867	186	21.5%
Total Airline Expense(1)	$744,788	$815,836	$(71,048)	(8.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$28,026	$11,372	$16,654	146.4%
ExpressJet segment loss	(15,135)	(54,430)	39,295	(72.2)%
Corporate/Consolidating profit	2,719	(392)	3,111	(793.6)%
Total Segment profit (loss)	$15,610	$(43,450)	$59,060	(135.9)%
Interest Income	640	548	92	16.8%
Other	—	(273)	273	(100)%
Consolidated Income (Loss) before taxes	$16,250	$(43,175)	$59,425	(137.6)%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $16.7 million, or 146.4%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in the SkyWest Airlines segment profit was due primarily to the following factors:

•                  SkyWest Airlines’ operating revenues increased by $1.0 million, or 0.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily due to the additional E175 operations, improved contract performance incentives, partially offset by a reduction in locations SkyWest Airlines is providing ground handling services since March 31, 2014.

•                  SkyWest Airlines’ salaries, wages and employee benefits increased $4.5 million, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to increased pilot training costs associated with the E175 deliveries.

•                  SkyWest Airlines’ ground handling service expense decreased $4.2 million, or 31.8%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The decrease in ground handling service expense was primarily due to a reduction in the locations that SkyWest Airlines is providing ground handling services since March 31, 2014.

•                  SkyWest Airlines’ pro-rate fuel expense decreased $6.8 million, or 27.7% compared to the three months ended March 31, 2014.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2015 compared to 2014.  The average fuel cost per gallon was $2.23 and $3.49 for the three months ended March 31, 2015 and 2014, respectively.

•                  SkyWest Airlines’ aircraft maintenance expense, excluding reimbursed engine overhauls, decreased by $4.6 million, or 7.0%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease was primarily attributable to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $39.3 million, or 72.2%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The reduction in ExpressJet segment loss was due primarily to the following factors:

•                  ExpressJet’s reduction in operating revenue during the three months ended March 31, 2015 compared to the same period of 2014 was primarily due to a reduction a decrease in scheduled departures partially offset by an increase in contract performance incentives earned and higher completion rates.

•                  ExpressJet’s salaries, wages and employee benefits decreased $19.3 million, or 11.4%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a decrease in scheduled production since 2014, which was primarily attributable to the reduction in ExpressJet’s fleet size.

•                  ExpressJet’s maintenance expense decreased $12.5 million, or 9.4%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  The decrease was primarily due to the decrease in scheduled production since 2014, which was primarily attributable to the reduction in ExpressJet’s fleet size.

•                  ExpressJet’s lodging, per diem and simulator expenses decreased $6.6 million, or 25.5%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014, primarily due to a decrease in production and improved weather conditions during the three months ended March 31, 2015, compared to the severe weather conditions we experienced during the three months ended March 31, 2014, which resulted in significant crew inefficiencies, increased lodging and per diem expenses.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2015 and 2014, and our total cash and marketable securities positions as of March 31, 2015 and December 31, 2014 (in thousands).

	For the three months ended March 31,
	2015	2014	$ Change	% Change
Net cash provided by (used in) operating activities	$35,206	$(34,295)	$69,501	(202.7)%
Net cash used in investing activities	(238,738)	(45,545)	(193,193)	424.2%
Net cash provided by (used in) financing activities	162,365	(8,193)	170,558	(2081.8)%

	March 31, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$91,108	$132,275	$(41,167)	(31.1)%
Restricted cash	11,582	11,582	—	—
Marketable securities	377,645	415,273	(37,628)	(9.1)%
Total	$480,335	$559,130	$(78,795)	(14.1)%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $69.5 million or 202.7%, during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily due to the increase in income before income taxes of $16.3 million for the three months ended March 31, 2015, compared to a loss of $43.2 million for the three months ended March 31, 2014, representing a change in income before income taxes of $59.5 for the comparable periods.  The remaining difference primarily relates to changes in working capital accounts.

Cash Flows from Investing Activities.

Net cash provided by investing activities increased $193.2 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase in cash used in investing activities was primarily due to the acquisition of nine E175 aircraft and related rotable spare assets, which represented an increase of $192.1 million during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Cash Flows from Financing Activities.

Net cash used in financing activities increased $170.6 million during the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily related to an increase of proceeds from the issuance of long-term debt of $203.1 million, associated with the nine E175 aircraft acquired during the three months ended March 31, 2015.  The remaining change in cash flow from financing activities was primarily due to the increased principal payments on long-term debt.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2015, our total capital mix was 45.7% equity and 54.3% long-term debt, compared to 47.7% equity and 52.3% long-term debt at December 31, 2014.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	April - 2015	2016	2017	2018	2019	Thereafter
Operating lease payments for aircraft and facility obligations	$1,400,881	$199,108	$270,706	$201,467	$156,437	$119,618	$453,545
Firm aircraft commitments	535,684	466,317	69,367
Interest commitments(A)	431,742	62,537	71,573	62,745	54,402	46,626	133,859
Principal maturities on long-term debt	1,909,367	185,013	236,480	211,702	190,776	184,326	901,070
Total commitments and obligations	$4,277,674	$912,975	$648,126	$475,914	$401,615	$350,570	$1,488,474

(A)                               At March 31, 2015, we had variable rate notes representing 17.2% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 dual-class regional jet aircraft. Of the 100 aircraft, 47 are considered firm deliveries and the remaining 53 aircraft are considered conditional deliveries until we enter into capacity purchase agreements with other major airlines to operate the aircraft. As of March 31, 2015, we took delivery of 29 E175 aircraft and we anticipate taking delivery of the remaining 18 firm delivery aircraft through the first quarter of 2016.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2015, we had 534 aircraft under lease with remaining terms ranging from one to 12 years. Future minimum lease payments due under all long-term operating leases were approximately $1.4 billion at March 31, 2015. Assuming a 4.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.1 billion at March 31, 2015.

Long-term Debt Obligations

As of March 31, 2015, we had $1.9 billion of long term debt obligations related to the acquisition of CRJ200s, CRJ700s, Bombardier CRJ900 Regional Jets and E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.2% at March 31, 2015.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2015, approximately 3.6% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $4.6 million in fuel expense for the three months ended March 31, 2015.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2015, we had variable rate notes representing 17.2% of our total long-term debt compared to 41.3% of our long-term debt at December 31, 2014. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.4 million in interest expense and received $1.3 million in additional interest income for the three months ended March 31, 2015. However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.4 million less in interest expense and received $1.3 million less in interest income for the three months ended March 31, 2015. If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

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

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of March 31, 2015, we had investments in auction rate securities valued at a total of $2.3 million which were classified as “Other Assets” on our consolidated balance sheet.

ITEM 4.               CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the Commission rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2015, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2015, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 other than the following risk factor:

We have aircraft lease and debt commitments that extend beyond our existing fixed-fee contractual term on certain aircraft.

Under our fixed-fee arrangements with Delta, United and US Airways, we have a total of 66 CRJ700s and CRJ900s with flying contract expirations ranging from mid-2015 to the end of 2016. Our underlying lease or debt financing obligations associated with these aircraft are scheduled to terminate between 2018 and 2024 on an aircraft-by-aircraft basis.  We may not be successful in extending the flying contract terms on these aircraft with our major partners at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. In the event we are unable to extend the flying contract terms at similar or improved economics for these aircraft at each respective contract’s expiration, or if we pursue alternative uses for these aircraft that result in reduced economics than our current flying contracts, we may have non-cash and cash special charges, direct transition costs such as livery changes, and other related costs that could adversely affect our financial results for a number of reasons.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. We did not repurchase any outstanding shares of common stock during the three months ended March 31, 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert Simmons
Chief Financial Officer