Form 10-Q
period 2015-06-30
SKYWEST INC
filed 2015-08-05
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, no par value	50,602,727

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30, 2015	December 31, 2014
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$171,165	$132,275
Marketable securities	322,050	415,273
Restricted cash	11,584	11,582
Income tax receivable	1,378	2,779
Receivables, net	71,827	83,099
Inventories, net	139,671	137,452
Prepaid aircraft rents	437,193	397,850
Deferred tax assets	151,377	94,385
Other current assets	24,840	16,308
Total current assets	1,331,085	1,291,003

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,060,487	4,608,663
Deposits on aircraft	37,700	40,000
Buildings and ground equipment	282,606	274,900
	5,380,793	4,923,563
Less-accumulated depreciation and amortization	(1,975,389)	(1,902,375)
Total property and equipment, net	3,405,404	3,021,188

OTHER ASSETS
Intangible assets, net	11,623	12,748
Other assets	90,442	84,989
Total other assets	102,065	97,737
Total assets	$4,838,554	$4,409,928

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2015	2014
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$263,725	$211,821
Accounts payable	278,019	270,097
Accrued salaries, wages and benefits	138,302	138,902
Accrued aircraft rents	3,530	3,303
Taxes other than income taxes	20,598	17,457
Other current liabilities	40,544	42,775
Total current liabilities	744,718	684,355

OTHER LONG-TERM LIABILITIES	48,603	49,625

LONG-TERM DEBT, net of current maturities	1,800,452	1,533,990

DEFERRED INCOME TAXES PAYABLE	754,195	669,385

DEFERRED AIRCRAFT CREDITS	67,373	72,227

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 78,496,807 and 77,951,411 shares issued, respectively	631,078	626,521
Retained earnings	1,202,437	1,165,478
Treasury stock, at cost, 28,015,386 and 26,765,386 shares, respectively	(410,090)	(391,364)
Accumulated other comprehensive (loss)	(212)	(289)
Total stockholders’ equity	1,423,213	1,400,346
Total liabilities and stockholders’ equity	$4,838,554	$4,409,928

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
OPERATING REVENUES:
Passenger	$773,107	$800,548	$1,515,605	$1,556,187
Ground handling and other	15,310	16,026	33,210	32,773
Total operating revenues	788,417	816,574	1,548,815	1,588,960
OPERATING EXPENSES:
Salaries, wages and benefits	298,573	310,844	601,418	628,486
Aircraft maintenance, materials and repairs	156,319	171,722	314,576	349,984
Aircraft rentals	68,442	79,449	138,854	159,783
Depreciation and amortization	64,659	64,252	130,350	126,567
Aircraft fuel	31,192	58,018	58,492	105,243
Ground handling services	20,117	32,314	44,089	69,332
Special charges	—	4,713	—	4,713
Other operating expenses	79,183	82,018	157,028	159,382
Total operating expenses	718,485	803,330	1,444,807	1,603,490
OPERATING INCOME (LOSS)	69,932	13,244	104,008	(14,530)
OTHER INCOME (EXPENSE):
Interest income	697	511	1,336	1,060
Interest expense	(18,081)	(16,138)	(36,546)	(31,814)
Other, net	—	(2,618)	—	(2,891)
Total other expense, net	(17,384)	(18,245)	(35,210)	(33,645)
INCOME (LOSS) BEFORE INCOME TAXES	52,548	(5,001)	68,798	(48,175)
PROVISION (BENEFIT) FOR INCOME TAXES	21,073	9,736	27,703	(10,551)
NET INCOME (LOSS)	$31,475	$(14,737)	$41,095	$(37,624)

BASIC EARNINGS (LOSS) PER SHARE	$0.61	$(0.29)	$0.80	$(0.73)
DILUTED EARNINGS (LOSS) PER SHARE	$0.61	$(0.29)	$0.79	$(0.73)
Weighted average common shares:
Basic	51,357	51,183	51,407	51,310
Diluted	51,971	51,183	52,182	51,310

Dividends declared per share	$0.04	$0.04	$0.08	$0.08

COMPREHENSIVE INCOME (LOSS):
Net income (Loss)	$31,475	$(14,737)	$41,095	$(37,624)

Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(223)	42	78	65
TOTAL COMPREHENSIVE INCOME (LOSS)	$31,252	$(14,695)	$41,173	$(37,559)

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six Months Ended June 30
	2015	2014

NET CASH PROVIDED BY OPERATING ACTIVITIES	$168,807	$32,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(337,375)	(112,664)
Sales of marketable securities	430,688	215,005
Proceeds from the sale of equipment	5,719	3
Acquisition of property and equipment:
Aircraft and rotable spare parts	(503,317)	(297,758)
Buildings and ground equipment	(16,842)	(11,644)
Return of deposits on aircraft	2,300	—
Increase in other assets	(8,325)	(13,563)

NET CASH USED IN INVESTING ACTIVITIES	(427,152)	(220,621)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	432,568	187,389
Principal payments on long-term debt	(114,202)	(88,236)
Tax deficiency from exercise of common stock options	(2,012)	(1,266)
Net proceeds from issuance of common stock	3,721	1,933
Purchase of treasury stock	(18,726)	(8,414)
Payment of cash dividends	(4,114)	(4,119)

NET CASH PROVIDED BY FINANCING ACTIVITIES	297,235	87,287

Increase (decrease) in cash and cash equivalents	38,890	(100,845)
Cash and cash equivalents at beginning of period	132,275	170,636

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$171,165	$69,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
Interest, net of capitalized amounts	$37,530	$33,103
Income taxes	$613	$382

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note A — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the three and six-month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ and may differ materially from those estimates and assumptions.

Note B — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements.  Ground handling revenue primarily consists of customer service functions such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines.  Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements, “contract flying” or “capacity purchase agreements”) with Delta Airlines Inc. (“Delta”), United Airlines Inc. (“United”), US Airways Group, Inc. (“US Airways”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”), the major airline generally pays the Company a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expense and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed.

Under the Company’s revenue-sharing arrangements (referred to as “revenue-sharing” or “pro-rate” arrangements), the major airline and the Company negotiate a passenger fare proration formula when a passenger has a connecting flight operated by both the Company and the major airline partner, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for the portion of their trip operated by the Company, and the major airline retains the ticket revenues for the other portion of their trip on the major airline. Revenue is recognized under the Company’s pro-rate flying agreements when each flight is completed based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive for each completed flight.

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

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2022

•        The average remaining term of the aircraft under contract is 3.7 years

•        Upon expiration, aircraft may be renewed or extended

SkyWest Airlines Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—13	• Terminates with 30-day notice

United Express Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	• CRJ 200—49 • CRJ 700—70 • E175—35

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2026

•        The average remaining term of the aircraft under contract is 3.8 years

•        Upon expiration, aircraft may be renewed or extended

ExpressJet United ERJ Agreement (fixed-fee arrangement)	• ERJ 135—5 • ERJ 145—180

•        The contract expires on an individual aircraft basis with expirations commencing in 2015

•        The final aircraft expires in 2017

•        The average remaining term of the aircraft under contract is 1.5 years

•        Upon expiration, aircraft may be renewed or extended

SkyWest Airlines United Express Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—23	• Terminates with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Number of aircraft under contract	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	• CRJ 700—9 • E175—3	• CRJ 700 Terminates 2018 E175 Terminates 2027 • Upon expiration, aircraft may be renewed or extended

US Airways Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates
SkyWest Airlines US Airways Agreement (fixed-fee arrangement)	• CRJ 200—10 • CRJ 900—4	• Terminates by the end of 2015 • Upon expiration, aircraft may be renewed or extended

SkyWest Airlines US Airways Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—1	• Terminates with 120- day notice

American Agreements

Agreement	Number of aircraft under contract	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200—12	• Terminates 2016 • Upon expiration, aircraft may be renewed or extended

SkyWest Airlines American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—5	• Terminates with 120- day notice

ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200—11 • ERJ 145—16	• Terminates 2017 • Upon expiration, aircraft may be renewed or extended

ExpressJet American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200—3	• Terminates with 120- day notice

In June 2015, SkyWest Airlines reached an agreement with Alaska to place eight additional E175 aircraft into service pursuant to the SkyWest Airlines Alaska Agreement, which would result in a total of 15 E175 aircraft under contract with Alaska.

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

Note C — Share-Based Compensation and Stock Repurchases

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors.  During the six months ended June 30, 2015, the Company granted options to purchase 261,473 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2015.

Expected annual dividend rate	1.18%
Risk-free interest rate	1.62%
Average expected life (years)	5.7
Expected volatility of common stock	0.401
Forfeiture rate	0.0%
Weighted average fair value of option grants	$4.75

During the six months ended June 30, 2015, the Company granted 403,917 restricted stock units and 218,493 performance restricted stock units to employees of the Company and its subsidiaries under the 2010 Incentive Plan.  Both the restricted stock and performance restricted stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain profit metrics of the Company must be met before the recipient will receive any shares of stock attributable to the performance restricted stock units.  Upon vesting, a restricted stock unit and a performance restricted stock unit will be replaced with a share of common stock. Additionally, during the six months ended June 30, 2015, the Company granted 36,950 fully-vested shares of common stock to the Company’s directors.  The fair value of the shares of restricted stock on the date of grant was $13.51 per share.

The Company records share-based compensation expense only for those options and restricted and performance restricted stock units that are expected to vest.  The estimated fair value of the stock options and restricted stock units is amortized over the applicable vesting periods.  During the three months ended June 30, 2015 and 2014, the Company recorded pre-tax share-based compensation expense of $1.3 million and $1.1 million, respectively.  During the six months ended June 30, 2015 and 2014, the Company recorded pre-tax share-based compensation expense of $2.8 million and $2.8 million, respectively.

The Company repurchased 1.25 million shares of its common stock for $18.7 million during the six months ended June 30, 2015.  The Company repurchased 670,000 shares of its common stock for $8.4 million during the six months ended June 30, 2014.

Note D — Net Income (Loss) Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three and six months ended June 30, 2015, options to acquire 459,000 and 2,019,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the three and six months ended June 30, 2014, options to acquire 3,279,000 and 3,112,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Numerator
Net Income (loss)	$31,475	$(14,737)	$41,095	$(37,624)

Denominator
Weighted average number of common shares outstanding	51,357	51,183	51,407	51,310
Effect of outstanding share-based awards	614	—	775	—
Weighted average number of shares for diluted net income per common share	51,971	51,183	52,182	51,310

Basic earnings (loss) per share	$0.61	$(0.29)	$0.80	$(0.73)
Diluted earnings (loss) per share	$0.61	$(0.29)	$0.79	$(0.73)

Note E — Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to and regularly evaluated by the Company’s chief operating decision maker (“CODM”) when deciding how to allocate resources and in assessing performance.

The Company’s two operating segments consist of the operations of its two operating subsidiaries, SkyWest Airlines and ExpressJet. The following represents the Company’s segment data for the three months ended June 30, 2015 and 2014 (in thousands).

	Three months ended June 30, 2015
	SkyWest Airlines	ExpressJet	Corporate / Consolidating	Consolidated
Operating revenues	$478,121	$305,092	$5,204	$788,417
Operating expense	412,244	305,590	651	718,485
Depreciation and amortization expense	42,716	21,681	262	64,659
Interest expense	15,440	2,641	—	18,081
Segment profit (loss)(1)	50,437	(3,139)	4,553	51,851
Identifiable intangible assets, other than goodwill	—	11,623	—	11,623
Total assets	3,406,620	1,431,934	—	4,838,554
Capital expenditures (including non-cash)	246,322	7,478	—	253,800

	Three months ended June 30, 2014
	SkyWest Airlines	ExpressJet	Corporate / Consolidating	Consolidated
Operating revenues	$475,501	$340,599	$74	$816,574
Operating expense	433,551	369,891	(112)	803,330
Depreciation and amortization expense	41,958	22,294	—	64,252
Interest expense	10,661	4,743	734	16,138
Segment profit (loss)(1)	31,289	(34,035)	(148)	(2,894)
Identifiable intangible assets, other than goodwill	—	13,873	—	13,873
Total assets	2,688,143	1,591,698	—	4,279,841
Capital expenditures (including non-cash)	234,986	7,374	—	242,360

(1)                                 Segment profit (loss) is equal to operating income less interest expense

The following represents the Company’s segment data for the six-month periods ended June 30, 2015 and 2014 (in thousands).

	Six months ended June 30, 2015
	SkyWest Airlines	ExpressJet	Corporate / Consolidating	Consolidated
Operating revenues	$926,191	$613,649	$8,975	$1,548,815
Operating expense	818,263	624,841	1,703	1,444,807
Depreciation and amortization expense	86,484	43,342	524	130,350
Interest expense	29,466	7,080	—	36,546
Segment profit (loss)(1)	78,462	(18,272)	7,272	67,462
Identifiable intangible assets, excluding goodwill	—	11,623	—	11,623
Total assets	3,406,620	1,431,934	—	4,838,554
Capital expenditures (including non-cash)	508,347	14,723	—	523,070

	Six months ended June 30, 2014
	SkyWest Airlines	ExpressJet	Corporate / Consolidating	Consolidated
Operating revenues	$922,543	$665,469	$948	$1,588,960
Operating expense	859,193	744,317	(20)	1,603,490
Depreciation and amortization expense	81,958	44,609	—	126,567
Interest expense	20,687	9,618	1,509	31,814
Segment profit (loss)(1)	42,663	(88,466)	(541)	(46,344)
Identifiable intangible assets, other than goodwill	—	13,873	—	13,873
Total assets	2,688,143	1,591,698	—	4,279,841
Capital expenditures (including non-cash)	282,842	14,666	—	297,508

(1)                                 Segment profit (loss) is equal to operating income less interest expense

Note F — Commitments and Contingencies

As of June 30, 2015, the Company leased 510 aircraft, as well as airport facilities, office space, and various other property and equipment under non-cancelable operating leases which are generally on a long-term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases.  The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2015 (in thousands):

July through December 2015	$131,544
2016	268,307
2017	201,693
2018	157,203
2019	120,257
Thereafter	453,812
$1,332,816

During the three months ended June 30, 2015, the Company took delivery of nine Embraer E175 dual-class jet aircraft (“E175s”) and financed the aircraft through the issuance of $204.5 million of long-term debt.  During the six months ended June 30, 2015, the Company took delivery of 18 E175s and financed the aircraft through the issuance of $407.6 million of long-term debt.  The debt associated with the E175 aircraft delivered during the six months ended June 30, 2015 has a twelve-year term with a fixed annual interest rate ranging from 3.4% to 3.9% and is secured by the 18 E175 aircraft.

As of June 30, 2015 and December 31, 2014, the Company had accrued future lease obligations of $2.9 million and $3.8 million, respectively, associated with Embraer Brasilia EMB120 aircraft (“EMB120s”) removed from service.  The lease payments for the EMB120s are scheduled to continue through June 2016.

As of June 30, 2015, the Company had a firm purchase commitment for 17 Embraer E175 aircraft with scheduled delivery dates from July 2015 to October 2016.

During the three months ended June 30, 2015, the Company borrowed $25 million in debt from a bank.  The debt has a four year term with a fixed annual interest rate of 3.3% with monthly payments and is secured by spare engines.

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

As of June 30, 2015 and December 31, 2014, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2015
	Total		Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$313,961		$—	$313,961	$—
Asset backed securities	8,089		—	8,089	—
	322,050		—	322,050	—

Cash, Cash Equivalents and Restricted Cash	182,749		182,749	—	—
Other Assets	2,295	(a)	—	—	2,295
Total Assets Measured at Fair Value	$507,094		$182,749	$322,050	$2,295

	Fair Value Measurements as of December 31, 2014
	Total		Level 1	Level 2	Level 3

Marketable Securities
Bonds and bond funds	$410,163		$—	$410,163	$—
Asset backed securities	5,110		—	5,110	—
	415,273		—	415,273	—

Cash, Cash Equivalents and Restricted Cash	143,857		143,857	—	—
Other Assets	2,309	(a)	—	—	2,309
Total Assets Measured at Fair Value	$561,439		$143,857	$415,273	$2,309

(a)         Comprised of auction rate securities which is reflected in “Other assets” in the Company’s unaudited condensed consolidated balance sheets

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2015.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2015 and December 31, 2014, the Company classified $322.1 million and $415.3 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of June 30, 2015 and December 31, 2014, the amortized cost in the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities recorded as other assets) was $493.4 million and $548.0 million, respectively.  As of June 30, 2015 and December 31, 2014, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities recorded as other assets), was $493.2 million and $547.5 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate Securities
Balance at January 1, 2015	$2,309
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	(14)
Transferred out	—
Settlements	—
Balance at June 30, 2015	$2,295

The fair value of the Company’s long-term debt classified as Level 2 was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,087.1 million as of June 30, 2015, as compared to the carrying amount of $2,064.2 million as of June 30, 2015. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and approximated $1,813.1 million as of December 31, 2014, as compared to the carrying amount of $1,745.8 million as of December 31, 2014.

Note H — Income Taxes

The Company’s estimated annual effective tax rate for the three and six months ended June 30, 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

Note I — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2015, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Note J — Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU No. 2015-03”). This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company’s management is currently evaluating the impact the adoption of ASU No. 2015-03 is anticipated to have on the Company’s consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”   (ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date to January 1, 2018.  The FASB also proposed permitting early adoption of the standard, but not before January 1, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company’s management is currently evaluating the impact the adoption of ASU No. 2014-09 is anticipated to have on the Company’s consolidated financial statements.

ITEM 2:              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six month periods ended June 30, 2015 and 2014. Also discussed is our financial position as of June 30, 2015 and December 31, 2014. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2015, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of the uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions, and other statements that are not historical facts.  All forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will likely vary, and may vary materially, from those anticipated, estimated, projected, or intended.

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

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of June 30, 2015, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,500 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2015, SkyWest Airlines and ExpressJet had a total fleet of 737 aircraft, of which 676 were in scheduled service summarized as follows:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	E175	EMB120	Total
United	72	180	5	70		35		362
Delta	120			60	60			240
American	31	16						47
US Airways	11				4			15
Alaska				9		3		12
Aircraft in scheduled service	234	196	5	139	64	38		676
Subleased to an un-affiliated entity	2							2
Unassigned (a)	11	12	4				32	53
Total	247	208	9	139	64	38	32	737

(a)         As of June 30, 2015, these aircraft have been removed from service and are in the process for lease returns or are transitioning between flying code share agreements with our major airline partners.

For the six months ended June 30, 2015, approximately 58.0% of our aggregate capacity was operated for United, approximately 33.4% was operated for Delta, approximately 4.3% was operated for American, approximately 2.3% was operated for Alaska and approximately 2.0% was operated for US Airways.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying arrangements and our pro-rate flying arrangements. For the six months ended June 30, 2015, contract flying revenue and pro-rate revenue represented approximately 89% and 11%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Second Quarter Summary

We had total operating revenues of $788.4 million for the three months ended June 30, 2015, a 3.4% decrease, compared to total operating revenues of $816.6 million for the three months ended June 30, 2014. We had net income of $31.5 million, or $0.61 per diluted share, for the three months ended June 30, 2015, compared to a net loss of $14.7 million or $0.29 per diluted share, for the three months ended June 30, 2014.

The significant items affecting our financial performance during the three months ended June 30, 2015 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the E175 aircraft, while reducing the number of less-profitable 50-seat regional jets we operate, including a portion of our ERJ145/ERJ135 and CRJ200 aircraft.  Additionally, during the three months ended June 30, 2015, we completed the removal of all EMB120 turboprop aircraft from our scheduled service.  We anticipate our fleet transition will result in net decreases in our total fleet size, block hour production, and total revenue in quarterly year-over-year comparisons at least through 2015.  Our objective in the fleet transition is to improve our profitability through the additional new dual class aircraft placed into service, including the E175 aircraft, while removing aircraft from service that have been operating under less profitable fixed-fee flying contracts.

The reduction in our fleet size and the related reduction in our block hour production were the primary drivers for the reduction in our total revenue of $28.2 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  However, the revenue reduction was partially offset by revenue improvements of approximately $32 million from our additional E175 operations, improved contract rates from flying contract renewals and extensions, achieving higher operating performance incentives, and earning approximately $11 million from higher flight completion rates.

Operating Income and Operating Expenses

Our operating income increased $56.7 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  The increase in our operating income was primarily due to placement of 30 E175 aircraft into service subsequent to June 30, 2014, higher operational performance incentives earned under our flying contracts and rate increases received under new and extended flying contracts subsequent to June 30, 2014. Our total operating expenses decreased $84.8 million for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.  This decrease was primarily due to the reduction in our fleet size and a reduction in the related number of departures and completed block hours, improved operating efficiencies, and cost reduction initiatives in maintenance for the comparable period.  Additional details regarding the reduction to our operating expenses are described in more detail in the section of this Report entitled “Results of Operations in this Report.”

Fleet activity

The following table summarizes our fleet scheduled for service as of December 31, 2014, March 31, 2015 and June 30, 2015:

Aircraft in Service	December 31, 2014	March 31, 2015	June 30, 2015
CRJ200s	242	234	234
CRJ700s	139	139	139
CRJ900s	64	64	64
ERJ145/135s	225	215	201
E175s	20	29	38
EMB120s	27	12	—
Total	717	693	676

Our fleet activity during the six months ended June 30, 2015 is summarized as follows:

•                  SkyWest Airlines placed 15 E175 aircraft into service with United

•                  SkyWest Airlines placed three E175 aircraft into service with Alaska

•                  SkyWest Airlines placed five used CRJ200 aircraft into service with Delta (aircraft are leased from Delta)

•                  ExpressJet placed 16 used ERJ145 aircraft into service with American (aircraft are leased from American)

•                  SkyWest Airlines removed 27 EMB120 aircraft from service

•                  ExpressJet removed 40 ERJ145/135 aircraft from service with United

•                  SkyWest Airlines and ExpressJet removed 13 CRJ200 aircraft from service previously operated with various partners.

Anticipated significant fleet changes for period between June 30, 2015 and December 31, 2015 is summarized as follows:

•                  SkyWest Airlines is scheduled to take delivery of five E175 aircraft for United between July 2015 and August 2015.

•                  SkyWest Airlines is scheduled to take delivery of two E175 aircraft for Alaska between October 2015 and December 2015.

•                  ExpressJet is scheduled to remove 23 ERJ145s/ERJ135s from service with United reducing its ERJ145s/ERJ135s fleet with United to a total of 162 aircraft by December 31, 2015.

•                  ExpressJet is scheduled to remove 6 CRJ200 aircraft from service with Delta by December 31, 2015.

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

Other Accounting Items

Directly reimbursed expenses under our fixed-fee arrangements. Under our fixed-fee arrangements, our major airline partners directly reimburse us for certain operating expenses such as fuel, station rents and landing fees.  When we incur directly-reimbursed expenses under our fixed-fee arrangements, we record the reimbursement as passenger revenue. Thus, the price and volume volatility of directly-reimbursed expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income to the same periods. Over the past few years, some of our major airline partners have paid for fuel, landing fees and station rents directly to vendors on flights we operated under our fixed-fee arrangements, which has decreased both revenue and operating expenses as compared to previous periods presented in this Report.

Reimbursement for engine overhaul expenses under our fixed-fee arrangements. Under certain of our fixed fee arrangements, we are directly reimbursed for engine overhaul costs when incurred (“Directly-Reimbursed Engine Contracts”).  Under our other fixed-fee flying arrangements, we are paid fixed hourly rates intended to cover certain operating expenses, including engine overhaul costs (“Fixed-Rate Engine Contracts”).  Under our Fixed-Rate Engine Contracts, the timing and amount of our engine overhaul expenses may impact the comparability of our operating expenses and operating income as compared to previous periods presented in this Report.

Engine maintenance expense. We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs.  Under this method, the maintenance liability is recorded when the maintenance services are performed.  For a portion of our engines, a third-party vendor provides our long-term engine maintenance services covering scheduled and unscheduled repairs for covered engines.  Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions (“Power-by-the-Hour” Contracts).  Under our Power-by-the-Hour Contracts, we expense the engine maintenance cost as flight hours are incurred on the engines using the contractual rate set forth in the applicable Power-by-the-Hour Contract.

We used the “deferral method” of accounting for our EMB120 engine overhauls, which provides for engine overhaul costs to be capitalized and depreciated to the next estimated overhaul event or to the remaining useful life.  We ceased operating the EMB120 aircraft during the quarter ended June 30, 2015.

The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Fixed-fee flying contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power by the Hour Agreement
Alaska Agreement (CRJ700s)	Fixed-Rate Engine Contracts	Power by the Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (ERJ145)	Partner pays directly to vendor	Not applicable
US Airways Agreement (CRJ200 / CRJ900)	Fixed-Rate Engine Contracts	Direct Expense Method

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (ASU No. 2015-03”). This update amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. Our management is currently evaluating the impact the adoption of ASU No. 2015-03 is anticipated to have on our consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”   (ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date to January 2, 2018.  The FASB also proposed permitting early adoption of the standard, but not before January 2, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the impact the adoption of ASU No. 2014-09 is anticipated to have on our consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2015 and 2014

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2015		2014		% Change
Revenue passenger miles (000)	7,718,342		8,165,616		(5.5)%
Available seat miles (“ASMs”) (000)	9,176,581		9,736,819		(5.8)%
Block hours	531,373		579,072		(8.2)%
Departures	314,086		349,022		(10.0)%
Passengers carried	14,665,756		15,358,722		(4.5)%
Passenger load factor	84.1%		83.9%		0.20	Pts
Revenue per available seat mile	8.6	¢	8.4	¢	2.4%
Cost per available seat mile	8.0	¢	8.4	¢	(4.8)%
Cost per available seat mile excluding fuel	7.7	¢	7.8	¢	(1.3)%
Fuel cost per available seat mile	0.3	¢	0.6	¢	(50.0)%
Average passenger trip length (miles)	526		532		(1.1)%

Revenues.  Total operating revenues decreased $28.2 million, or 3.4%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the reduction in our fleet size and the related reduction in our block hour production.  Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and pro-rate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and  government subsidy revenue we receive for providing flight service to certain locations.

Passenger revenues.  Under our fixed-fee flying contracts, we are directly-reimbursed for certain expenses from our major partners and we record such reimbursements as passenger revenue. The price and volume volatility of directly-reimbursed expenses may impact the comparability of revenue to previous periods without impacting the comparability of our operating income to the same periods.  The following table summarizes our passenger revenues less certain directly-reimbursed expenses that impact the comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Passenger revenues	$773,107	$800,548	(27,441)	(3.4)%
Less: Fuel reimbursement from major partners	10,526	24,621	(14,095)	(57.2)%
Less: Landing fee and station rent reimbursements from major partners	1,310	6,359	(5,049)	(79.4)%
Less: Engine overhaul reimbursement from major partners	27,098	29,381	(2,283)	(7.8)%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$734,173	$740,187	(6,014)	(0.8)%

Passenger revenues (excluding fuel, landing fee, station rent and engine overhaul directly-reimbursed expenses from our major partners) decreased $6.0 million, or 0.8%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.   The decrease in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily related to the anticipated revenue decrease from the reduced fleet size, including an 8.2% reduction in block hours.  However, the expected reduction in revenue from a reduced fleet size was partially offset by approximately $32 million from the additional E175 operations, improved contract rates from flying contract renewals and extensions,  higher operating performance incentives earned under our fixed-fee arrangements, and approximately $11 million earned from higher flight completion rates.

Our directly reimbursed fuel expense, landing fee, station rent and engine overhaul expenses decreased by $21.4 million, or 35.5%, during the three months ended June 30, 2015, from the three months ended June 30, 2014, due primarily to our major airline partners paying for such expenses directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues decreased $0.7 million, or 4.5%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease was primarily related to decreases in flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM. (dollar amounts in thousands).

	For the three months ended June 30,
					2015	2014
	2015	2014	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Salaries, wages and benefits	$298,573	310,844	(12,271)	(3.9)%	3.3	3.2
Aircraft maintenance, materials and repairs	156,319	171,722	(15,403)	(9.0)%	1.7	1.8
Aircraft rentals	68,442	79,449	(11,007)	(13.9)%	0.7	0.8
Depreciation and amortization	64,659	64,252	407	0.6%	0.7	0.7
Aircraft fuel	31,192	58,018	(26,826)	(46.2)%	0.3	0.6
Ground handling services	20,117	32,314	(12,197)	(37.7)%	0.2	0.3
Special charges	—	4,713	(4,713)	(100.0)%
Other operating expenses	79,183	82,018	(2,835)	(3.5)%	0.9	0.8
Total operating expenses	718,485	803,330	(84,845)	(10.6)%	7.8	8.2
Interest	18,081	16,138	1,943	12.0%	0.2	0.2
Total airline expenses	$736,566	819,468	(82,902)	(10.1)%	8.0	8.4

Salaries wages and employee benefits.  Salaries, wages and employee benefits decreased $12.3 million, or 3.9%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease in salaries, wages and employee benefits was primarily due to the decrease in our fleet size and related level of departures and block hours compared to the June 30, 2014, which was partially offset by additional training costs for the E175 aircraft deliveries.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $15.4 million, or 9.0%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Aircraft maintenance, materials and repairs	$156,319	$171,722	$(15,403)	(9.0)%
Less: Directly-reimbursed engine overhaul costs from major partners	27,098	29,381	(2,283)	(7.8)%
Aircraft maintenance, materials and repairs excluding directly reimbursed engine overhaul costs from major partners	$129,221	$142,341	$(13,120)	(9.2)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $13.1 million, or 9.2%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in aircraft maintenance expense (excluding directly reimbursed engine overhaul costs) was primarily due to a decrease in our fleet size and related level of scheduled maintenance events.  Additionally, our expense associated with engine overhauls not subject to direct-reimbursement under our Directly-Reimbursed Engine Contracts, decreased $3.5 million during the three months ended June 30, 2015 compared to the three months engine June 30, 2014, primarily due to a decrease in the number of engine overhaul events incurred under our Fixed-rate Engine Contracts.

Aircraft rentals.  Aircraft rentals decreased $11.0 million, or 13.9%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in aircraft rentals was primarily due to a reduction of our fleet subsequent to June 30, 2014 that were financed through leases.

Depreciation and amortization.  Depreciation and amortization expense increased $0.4 million, or 0.6%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The increase in depreciation and amortization expense was primarily due to the purchase of 32 E175 aircraft and spare engines subsequent to June 30, 2014, which was partially offset by the removal of owned aircraft during the same period.

Aircraft Fuel.  Fuel costs decreased $26.8 million, or 46.2%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  Under our fixed-fee flying arrangements, fuel is a directly-reimbursed expense.  The following table summarizes our aircraft fuel expenses (less directly-reimbursed fuel expense under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Aircraft fuel expenses	$31,192	$58,018	$(26,826)	(46.2)%
Less: Directly-reimbursed fuel from major partners	10,526	24,621	(14,095)	(57.2)%
Aircraft fuel less fuel reimbursement from major partners	$20,666	$33,397	$(12,731)	(38.1)%

The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon and a decrease in the volume in gallons purchased.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to the fixed-fee arrangement, we do not incur the fuel expense.  The average fuel cost per gallon was $2.35 and $3.47 for the three months ended June 30, 2015 and 2014, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands, except per gallon amounts)	2015	2014	% Change
Fuel gallons purchased	13,283,875	16,715,892	(20.5)%
Fuel expense	$31,192	$58,018	(46.2)%

Ground handling service.  Ground handling service expense decreased $12.2 million, or 37.7%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. Ground handling service expense includes airport related customer service costs, such as outsourced airport agent service, airport ramp services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in the volume of departures and the reduction in the number of locations for which SkyWest Airlines provides ground handling services subsequent to June 30, 2014.

Special charges.  During the three months ended June 30, 2014, we initiated the sale of a paint facility we owned in Saltillo, Mexico and we wrote down the value of assets to our estimated net realizable value of the facility.  We subsequently sold the facility in 2014 for an amount that approximated our estimated net realizable value as of June 30, 2014.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, crew simulator training, crew per diem, and crew hotel costs, decreased $2.8 million, or 3.5%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  Under our fixed-fee flying arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Other operating expenses	$79,183	$82,018	$(2,835)	(3.5)%
Less: Landing fee and station rent reimbursements from major partners	1,310	6,359	(5,049)	(79.4)%
Other operating expenses less landing fee and station rent reimbursements from major partners	$77,873	$75,659	$2,214	2.9%

The increase in other operating expense (less directly reimbursed landing fee and station rent, expenses) was primarily related to the additional training costs associated with the E175 deliveries including the use of simulators, hotels and crew per diem costs.

Total airline expense.  Total airline expense (consisting of total operating expense and interest expense) decreased $82.9 million, or 10.1%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The following table summarizes our total airline expense less the directly-reimbursed expenses with significant changes impacting comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2015	2014	$ Change	% Change
Total airline expense	$736,566	$819,468	$(82,902)	(10.1)%
Less: Directly-reimbursed fuel	10,526	24,621	(14,095)	(57.2)%
Less: Directly-reimbursed engine overhauls	27,098	29,381	(2,283)	(7.8)%
Less: Directly-reimbursed landing fees and station rents	1,310	6,359	(5,049)	(79.4)%
Total airline expense excluding directly reimbursed fuel, landing fee, station rent and engine overhaul reimbursements	$697,632	$759,107	$(61,475)	(8.1)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $61.5 million, or 8.1%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The overall decrease was primarily related to the reduction in fleet size, including an 8.2% reduction in block hours during the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

Income taxes, our estimated annual effective tax rate for the three months ended June 30, 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.  The income tax provision for the three months ended June 30, 2014 included a valuation allowance of $5.0 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are expected to be utilized.

Net income (loss).  Primarily due to factors described above, we generated net income of $31.5 million, or $0.61 per diluted share, for the three months ended June 30, 2015, compared to a net loss of $14.7 million, or $0.29 per diluted share, for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2015		2014		% Change
Revenue passenger miles (000)	14,686,253		15,441,216		(4.9)%
Available seat miles (“ASMs”) (000)	17,868,698		18,729,769		(4.6)%
Block hours	1,048,147		1,125,885		(6.9)%
Departures	618,685		674,346		(8.3)%
Passengers carried	27,856,293		28,992,137		(3.9)%
Passenger load factor	82.2%		82.4%		(0.2	)Pts
Revenue per available seat mile	8.7	¢	8.5	¢	2.4%
Cost per available seat mile	8.3	¢	8.7	¢	(4.6)%
Cost per available seat mile excluding fuel	8.0	¢	8.1	¢	(1.2)%
Fuel cost per available seat mile	0.3	¢	0.6	¢	(50.0)%
Average passenger trip length (miles)	527		533		(1.1)%

Revenues.  Total operating revenues decreased $40.1 million, or 2.5%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  Our total operating revenue includes Passenger revenues, which primarily consists of revenue earned on flights we operate under our fixed-fee and pro-rate arrangements and airport customer service revenue, including airport counter, gate and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consists of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines and  government subsidy revenue we receive for providing flight service to certain locations.

Passenger revenues.  Under our fixed-fee flying contracts, we are directly-reimbursed for certain expenses from our major partners and we record such reimbursements as passenger revenue. The price and volume volatility of directly-reimbursed expenses may impact the comparability of revenue to previous periods without impacting the comparability of our operating income to the same periods.  The following table summarizes our passenger revenues less certain directly-reimbursed expenses that impact the comparability for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Passenger revenues	1,515,605	$1,556,187	(40,582)	(2.6)%
Less: Fuel reimbursement from major partners	19,479	47,110	(27,631)	(58.7)%
Less: Landing fee and station rent reimbursements from major partners	7,063	13,166	(6,103)	(46.4)%
Less: Engine overhaul reimbursement from major partners	56,882	63,554	(6,672)	(10.5)%
Passenger revenue excluding fuel, landing fee, station rent and engine overhaul reimbursements	$1,432,181	$1,432,357	(176)	0.0%

Passenger revenues (excluding fuel, landing fee, station rent, and engine overhaul directly-reimbursed expenses from our major partners), decreased $0.2 million during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.   Although our passenger revenues (excluding fuel, landing fees, station rents, and engine overhaul reimbursements) were essentially consistent for the comparable periods, we had anticipated a decrease in passenger revenues due to a reduction in our fleet size, including a related 6.9% reduction in block hours incurred.  This anticipated reduction in passenger revenue was significantly offset by $65 million from the additional E175 operations, improved contract rates from flying contract renewals and extensions, higher operating performance incentives earned under our fixed-fee arrangements, and approximately $32 million from higher flight completion rates.

Our directly reimbursed fuel expense, landing fee, station rent and engine overhaul expenses decreased by $40.4 million, or 32.6%, during the six months ended June 30, 2015, from the six months ended June 30, 2014, due primarily to our major airline partners paying for such expenses directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues increased $0.4 million, or 1.3%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The increase was primarily related to additional flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM. (dollar amounts in thousands).

	For the six months ended June 30,
					2015	2014
	2015	2014	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Salaries, wages and benefits	$601,418	$628,486	(27,068)	(4.3)%	3.4	3.4
Aircraft maintenance, materials and repairs	314,576	349,984	(35,408)	(10.1)%	1.8	1.9
Aircraft rentals	138,854	159,783	(20,929)	(13.1)%	0.8	0.9
Depreciation and amortization	130,350	126,567	3,783	3.0%	0.7	0.7
Aircraft fuel	58,492	105,243	(46,751)	(44.4)%	0.3	0.6
Ground handling services	44,089	69,332	(25,243)	(36.4)%	0.2	0.4
Special charges	—	4,713	(4,713)	(100.0%	—
Other operating expenses	157,028	159,382	(2,354)	(1.5)%	0.9	0.6
Total operating expenses	1,444,807	1,603,490	(158,683)	(9.9)%	8.1	8.5
Interest	36,546	31,814	(4,732)	14.9%	0.2	0.2
Total airline expenses	$1,481,353	$1,635,304	(153,951)	(9.4)%	8.3	8.7

Salaries wages and employee benefits.  Salaries, wages and employee benefits decreased $27.1 million, or 4.3%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease in salaries, wages and employee benefits was primarily due to the decrease in our fleet size and related decrease in the number of departures and block hours compared to the June 30, 2014, which was partially offset by additional training costs for the E175 aircraft deliveries.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $35.4 million, or 10.1%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Under our Directly-Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major airline partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income (loss).The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Aircraft maintenance, materials and repairs	$314,576	$349,984	$(35,408)	(10.1)%
Less: Directly-reimbursed engine overhaul costs from major partners	56,882	63,554	(6,672)	(10.5)%
Aircraft maintenance, materials and repairs excluding directly reimbursed engine overhaul costs from major partners	$257,694	$286,430	$(28,736)	(10.0)%

Other aircraft maintenance, materials, and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $28.7 million, or 10.0%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease in aircraft maintenance expense (excluding directly reimbursed engine overhaul costs) was primarily due to a decrease in our fleet size and a related decrease in the number of scheduled maintenance events.  Additionally, our expense associated with engine overhauls not subject to direct-reimbursement under our Directly-Reimbursed Engine Contracts, decreased $6.1 million during the six months ended June 30, 2015 compared to the six months engine June 30, 2014, primarily due to a decrease in the number of engine overhaul events incurred under our Fixed-rate Engine Contracts.

Aircraft rentals.  Aircraft rentals decreased $20.9 million, or 13.1%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease in aircraft rentals was primarily due to a reduction in the number of aircraft that were financed through leases subsequent to June 30, 2014.

Depreciation and amortization.  Depreciation and amortization expense increased $3.8 million, or 3.0%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The increase in depreciation and amortization expense was primarily due to the purchase of 30 E175 aircraft and spare engines subsequent to June 30, 2014, which was partially offset by the removal of owned aircraft during the same period.

Aircraft Fuel.  Fuel costs decreased $46.8 million, or 44.4%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  Under our fixed-fee flying arrangements, fuel is a directly-reimbursed expense.  The following table summarizes our aircraft fuel expenses (less directly-reimbursed fuel expense under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Aircraft fuel expenses	$58,492	$105,243	$(46,751)	(44.4)%
Less: Directly-reimbursed fuel from major partners	19,479	47,111	(27,632)	(58.7)%
Aircraft fuel less fuel reimbursement from major partners	$39,013	$58,132	(19,119)	(32.9)%

The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2015 compared to 2014 and a decrease in the volume in gallons purchased.  In the event the major airline partner purchases fuel directly from vendors on flights we operate pursuant to the fixed-fee arrangement, we do not incur the fuel expense.  The average fuel cost per gallon was $2.29 and $3.48 for the six months ended June 30, 2015 and 2014, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands, except per gallon amounts)	2015	2014	% Change
Fuel gallons purchased	25,524,251	30,239,334	(15.6)%
Fuel expense	$58,492	$105,243	(44.4)%

Ground handling service.  Ground handling service expense decreased $25.2 million, or 36.4%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. Ground handling services includes airport related customer service costs, such as outsourced airport agent service, airport ramp services, airport security fees, and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in the volume of departures and the reduction in the number of locations at which SkyWest Airlines provides ground handling services subsequent to June 30, 2014.

Special charges.  During the six months ended June 30, 2014, we initiated the sale of a paint facility we owned in Saltillo, Mexico and we wrote down the value of assets to our estimated net realizable value of the facility.  We subsequently sold the facility in 2014 for an amount that approximated our estimated net realizable value as of June 30, 2014.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training, crew per diem, crew hotel costs, landing fees and station rents, decreased $2.4 million, or 1.5%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  Under our fixed-fee flying arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Other operating expenses	$157,028	$159,382	$(2,534)	(1.5)%
Less: Landing fee and station rent reimbursements from major partners	7,063	13,166	(6,103)	(46.4)%
Other operating expenses less landing fee and station rent reimbursements from major partners	$149,965	$146,216	$3,749	2.6%

The increase in other operating expense (less directly reimbursed landing fee and station rent expenses) was primarily related to the additional training costs associated with the E175 deliveries including the use of simulators, hotels and crew per diem costs.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $154.0 million, or 9.4%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The following table summarizes our total airline expense less the directly-reimbursed expenses with significant changes impacting comparability for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Total airline expense	$1,481,353	$1,635,304	$(153,951)	(9.4)%
Less: Directly-reimbursed fuel	19,479	47,111	(27,632)	(58.7)%
Less: Directly-reimbursed engine overhauls	56,882	63,554	(6,672)	(10.5)%
Less: Directly-reimbursed landing fees and station rents	7,063	13,166	(6,103)	(46.4)%
Total airline expense excluding directly reimbursed fuel, landing fee, station rent and engine overhaul reimbursements	$1,397,929	$1,511,473	$(113,544)	(7.5)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $113.5   million, or 7.5%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease was primarily related to the reduction in fleet size and related block hour production of 6.9% during the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Income taxes, our estimated annual effective tax rate for the six months ended June 30, 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.  The income tax provision for the six months ended June 30, 2014 included a valuation allowance of $5.5 million for previously generated state net operating loss benefits specific to ExpressJet that are scheduled to expire before the benefits are expected to be utilized.

Net income (loss).  Primarily due to factors described above, we generated net income of $41.1 million, or $0.79 per diluted share, for the six months ended June 30, 2015, compared to a net loss of $37.6 million, or $0.73 per diluted share, for the six months ended June 30, 2014.

Our Business Segments

Three Months Ended June 30, 2015 and 2014

For the three months ended June 30, 2015 and 2014, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the three months ended June 30, (dollar amounts in thousands)
	2015	2014	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$478,121	$475,501	$2,620	0.6%
ExpressJet Operating Revenues	305,092	340,599	(35,507)	(10.4)%
Other Operating Revenues	5,204	474	4,730	997.9%
Total Operating Revenues	$788,417	$816,574	$(28,157)	(3.4)%
Airline Expenses:
SkyWest Airlines Airline Expense	$427,684	$444,212	$(16,528)	(3.7)%
ExpressJet Airline Expense	308,231	374,634	(66,403)	(17.7)%
Other Airline Expense	651	622	29	4.7%
Total Airline Expense(1)	$736,566	$819,468	$(82,902)	(10.1)%
Segment profit (loss):
SkyWest Airlines segment profit	$50,437	$31,289	$19,148	61.2%
ExpressJet segment loss	(3,139)	(34,035)	30,896	(90.8)%
Other profit	4,553	(148)	4,701	(3,176.4)%
Total Segment profit (loss)	$51,851	$(2,894)	$54,745	(1,891.7)%
Interest Income	697	511	186	36.4%
Other	—	(2,618)	2,618	(100)%
Consolidated Income (Loss) before taxes	$52,548	$(5,001)	$57,549	(1150.7)%

(1)                                 Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $19.1 million, or 61.2%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. SkyWest Airlines block hour production increased to 270,271, or 1.7% for the three months ended June 30, 2015, from 265,762 for the three months ended June 30, 2014 primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2014, which was partially offset by a reduction in block hour production from removing the EMB120 aircraft type from service during the three months ended June 30, 2015.  The increase in the SkyWest Airlines segment profit was due primarily to an increase in SkyWest Airlines Operating Revenues and a decrease in SkyWest Airlines Airline Expenses as set forth below.

SkyWest Airlines Operating Revenues increased by $2.6 million, or 0.6%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The increase was primarily due to our additional E175 operations, improved contract performance incentives, partially offset by a reduction in the EMB120 operations and the loss of Essential Air Service (“EAS”) subsidy revenue associated with the elimination of our EMB120 pro-rate operations subsequent to June 30, 2014.

SkyWest Airlines Airline Expense decreased by $16.5 million, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•                  SkyWest Airlines salaries, wages, and benefits increased by $9.3 million, or 6.2% for the three months ended June 30, 2015 compared to the same period of 2014, primarily due to the additional block hour production and crew related training associated with the new E175 aircraft deliveries.

•                  SkyWest Airlines’ ground handling service expense decreased $5.9 million, or 28.1%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. The decrease in ground handling service expense was primarily due to a reduction in the locations for which SkyWest Airlines provides ground handling services subsequent to June 30, 2014.

•                  SkyWest Airlines’ fuel expense (excluding directly reimbursed fuel expense under its fixed-fee arrangements) decreased $11.2 million, or 35.3% compared to the three months ended June 30, 2014.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2015 compared to 2014, partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.35 and $3.47 for the three months ended June 30, 2015 and 2014, respectively.

•                  SkyWest Airlines’ aircraft maintenance, materials and repairs expense, excluding directly-reimbursed engine overhauls under its fixed-fee arrangements, decreased by $4.4 million, or 6.0%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease was primarily attributable to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $30.9 million, or 90.8%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014. ExpressJet’s block hour production decreased to 261,102, or 16.7% for the three months ended June 30, 2015, from 313,310 for the three months ended June 30, 2014, primarily due to the removal of ERJ145 aircraft previously operated under its United fixed-fee agreement, which was partially offset by additional block hour production from its ERJ145 agreement with American Airlines subsequent to June 30, 2014.  The reduction in ExpressJet segment loss was due primarily to a decrease in ExpressJet’s Airline Expenses, as set forth below.

ExpressJet Operating Revenues decreased by $35.5 million, or 10.4% during the three months ended June 30, 2015 compared to the corresponding period of 2014.  The decrease was primarily due to a reduction in scheduled departures in its ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by an increase in contract performance incentives earned and higher completion rates.

ExpressJet’s Airline Expenses decreased $66.4 million, or 17.7%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease in the ExpressJet Airlines Expense was primarily due to the following factors:

•                  ExpressJet’s salaries, wages and benefits decreased $21.5 million, or 13.3%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease was primarily due to a decrease in scheduled production subsequent to June 30, 2014 that resulted from the decrease number of ERJ145 aircraft and CRJ200 aircraft in operation under its United fixed-fee arrangements.

•                  ExpressJet’s aircraft maintenance, materials and repairs expense, excluding directly-reimbursed engine overhauls under its fixed-fee arrangements decreased $9.0 million, or 13.1%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014.  The decrease was primarily due to the reduced fleet size and a reduction in the related scheduled production subsequent to June 30, 2014.

•                  ExpressJet’s aircraft rental expenses decreased $7.2 million, or 29.0%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to the termination aircraft leases on CRJ200 aircraft since June 30, 2014.

•                  ExpressJet’s ground handling services expenses decreased $6.3 million, or 55.3%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to a decrease in scheduled production and reduced fleet size.

•                  ExpressJet’s other airline expenses decreased $15.2 million, or 34.6%, during the three months ended June 30, 2015, compared to the three months ended June 30, 2014, primarily due to a decrease in scheduled production subsequent to June 30, 2014.

•                  The special charge of $4.7 million asset write-down during the three months ended June 30, 2014 associated with the paint facility ExpressJet owned in Saltillo, Mexico was reflected in the ExpressJet other airline expense segment.

Six Months Ended June 30, 2015 and 2014

For the six months ended June 30, 2015 and 2014, we had two reportable segments which are the basis of our internal financial reporting: SkyWest Airlines and ExpressJet.

	For the six months ended June 30, (dollar amounts in thousands)
	2015	2014	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines Operating Revenue	$926,191	$922,543	$3,648	0.4%
ExpressJet Operating Revenues	613,649	665,469	(51,820)	(7.8)%
Other Operating Revenues	8,975	948	8,027	846.7%
Total Operating Revenues	$1,548,815	$1,588,960	$(40,145)	(2.5)%
Airline Expenses:
SkyWest Airlines Expense	$847,729	$879,880	$(32,151)	(3.7)%
ExpressJet Expense	631,921	753,935	(122,014)	(16.2)%
Other Airline Expense	1,703	1,489	214	14.4%
Total Airline Expense(1)	$1,481,353	$1,635,304	$(153,951)	(9.4)%
Segment profit (loss):
SkyWest Airlines segment profit	$78,462	$42,663	$35,799	83.9%
ExpressJet segment loss	(18,272)	(88,466)	70,194	(79.3)%
Other profit	7,272	(541)	7,813	(1,444.2)%
Total Segment profit (loss)	$67,462	$(46,344)	$113,806	(245.6)%
Interest Income	1,336	1,060	276	26.0%
Other	—	(2,891)	2,891	(100.0)%
Consolidated Income (Loss) before taxes	$68,798	$(48,175)	$116,973	(242.8)%

(1)           Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $35.8 million, or 83.9%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. SkyWest Airlines block hour production increased to 525,667, or 1.4% for the six months ended June 30, 2015 from 518,184 for the six months ended June 30, 2014 primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2014, partially offset by a reduction in block hour production from removing the EMB120 aircraft type from service. The increase in the SkyWest Airlines segment profit was primarily due to an increase in SkyWest Airlines Operating Revenues and a decrease in SkyWest Airlines Airline Expenses, as set forth below.

SkyWest Airlines Operating Revenues increased by $3.7 million, or 0.4%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase was primarily due to the additional E175 operations, improved contract performance incentives, which was partially offset by a reduction in EMB120 operations and EAS subsidy revenue from the reduction in EMB120 pro-rate operations subsequent to June 30, 2014.

SkyWest Airlines Airline Expense decreased by $32.2 million, or 3.7% during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•                  SkyWest Airlines salaries, wages, and benefits increased by $13.8 million, or 4.6% for the six months ended June 30, 2015 compared to the corresponding period of 2014, primarily due to the additional block hour production and related crew training associated with the new E175 aircraft deliveries.

•                  SkyWest Airlines’ ground handling service expense decreased $12.5 million, or 26.6%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The decrease in ground handling service expense was primarily due to a reduction in the locations at which SkyWest Airlines provides ground handling services subsequent to June 30, 2014.

•                  SkyWest Airlines’ fuel expense (excluding directly reimbursed fuel expense under its fixed-fee arrangements) decreased $18.0 million, or 32.0% compared to the six months ended June 30, 2014.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2015 compared to 2014, which was partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.29 and $3.48 for the six months ended June 30, 2015 and 2014, respectively.

•                  SkyWest Airlines’ aircraft maintenance, materials and repairs expense (excluding directly-reimbursed engine overhauls under its fixed-fee arrangements) decreased by $9.5 million, or 6.7%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease was primarily attributable to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $70.2 million, or 79.3%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. ExpressJet’s block hour production decreased to 522,480, or 14.0% for the six months ended June 30, 2015 from 607,701 for the six months ended June 30, 2014 primarily due to the removal of ERJ145 aircraft previously operated under its United fixed-fee agreement, which was partially offset by additional block hour production from its ERJ145 agreement with American Airlines subsequent to June 30, 2014.  The reduction in ExpressJet segment loss was primarily due to a decrease in ExpressJet’s Airline Expense, as set forth below:

ExpressJet Operating Revenues decreased by $51.8 million during the six months ended June 30, 2015 compared to the same period of 2014.  The decrease was primarily due to a reduction a decrease in scheduled departures in its ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by an increase in contract performance incentives earned and higher completion rates.

ExpressJet’s Airline Expense decreased $122.0 million, or 16.2%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease in the ExpressJet Airlines Expense was primarily due to the following factors:

•                  ExpressJet’s salaries, wages and benefits decreased $40.9 million, or 12.3%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease was primarily due to a decrease in scheduled production subsequent to June 30, 2014 that resulted from the decrease number of ERJ145 and CRJ200 aircraft in operation under its United fixed-fee arrangements.

•                  ExpressJet’s aircraft maintenance, materials and repairs expense, excluding directly-reimbursed engine overhauls under its fixed-fee arrangements decreased $20.9 million, or 10.8%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014.  The decrease was primarily due to the reduced fleet size and related production subsequent to June 30, 2014.

•                  ExpressJet’s other airline expenses decreased $21.4 million, or 26.9%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014, primarily due to a decrease in scheduled production subsequent to June 30, 2014.

•                  The special charge of $4.7 million asset write-down during the six months ended June 30, 2014 associated with the paint facility ExpressJet owned in Saltillo, Mexico was reflected in the ExpressJet other airline expense segment.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2015 and 2014, and our total cash and marketable securities positions as of June 30, 2015 and December 31, 2014 (in thousands).

	For the six months ended June 30,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$168,807	$32,489	$136,318	419.6%
Net cash used in investing activities	(427,152)	(220,621)	(206,531)	93.6%
Net cash provided by financing activities	297,235	87,287	209,948	240.5%

	June 30, 2015	December 31, 2014	$ Change	% Change
Cash and cash equivalents	$171,165	$132,275	$38,890	29.4%
Restricted cash	11,584	11,582	2	0.0%
Marketable securities	322,050	415,273	(93,223)	(22.4)%
Total	$504,799	$559,130	$(54,331)	(9.7)%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $136.3 million, or 419.6%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase was primarily due to our income before income taxes of $68.8 million for the six months ended June 30, 2015, compared to our loss before income taxes of $48.2 million for the six months ended June 30, 2014, representing a change in income before income taxes of $117.0 million for the comparable periods.  The remaining increase was primarily due to changes in working capital account balances from December 31, 2014 to June 30, 2015 compared to the same periods in 2014.

Cash Flows used in Investing Activities.

Net cash used in investing activities increased $206.5 million, or 93.6%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase in cash used in investing activities was primarily due to the acquisition of eighteen E175 aircraft and related rotable spare assets, which represented an increase of $205.6 million during the six months ended June 30, 2015 compared to the acquisition of eight E175 aircraft during the six months ended June 30, 2014.  However, during the six months ended June 30, 2015, net sales of marketable securities provided $9.0 million less compared to the six months ended June 30, 2014.  The remaining increase in cash flows from investing activities was primarily related to cash used for purchases of additional ground equipment and other investing activities.

Cash Flows provided by Financing Activities.

Net cash provided by financing activities increased $209.9 million or 240.5%, during the six months ended June 30, 2015, compared to the six months ended June 30, 2014. The increase was primarily related to proceeds from the issuance of long-term debt of $407.6 million associated with 18 E175 aircraft acquired and the issuance of $25.0 million in a term loan during the six months ended June 30, 2015, compared to the proceeds from issuance of debt of $187.4 million associated with eight E175 aircraft acquired during the six months ended June 30, 2014.  During the six months ended June 30, 2015, we used an additional $26.0 million as principal payments on long-term debt due to the additional E175 aircraft acquired after June 30, 2014.  Additionally, during the six months ended June 30, 2015, we used $18.7 million to purchase treasury shares compared to $8.4 million during the six months ended June 30, 2014.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2015, our total capital mix was 44.1% equity and 55.9% long-term debt, compared to 47.7% equity and 52.3% long-term debt at December 31, 2014.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	July – Dec 2015	2016	2017	2018	2019	Thereafter
Operating lease payments for aircraft and facility obligations	$1,332,816	131,544	$268,307	$201,693	$157,203	$120,257	$453,812
Firm aircraft commitments	564,526	495,159	69,367
Interest commitments(A)	411,981	39,649	72,539	63,222	54,420	46,227	135,924
Principal maturities on long term debt	2,064,177	131,245	266,407	242,355	222,219	213,142	988,809
Total commitments and obligations	$4,373,500	797,597	$676,620	$507,270	$433,842	$379,626	$1,578,545

(A)                               At June 30, 2015, we had variable rate notes representing 14.3% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2014, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 aircraft. Of the 100 aircraft, 55 are considered firm deliveries and the remaining 45 aircraft are considered conditional until we enter into capacity purchase agreements with other major airlines to operate the aircraft. As of June 30, 2015, we had taken delivery of 38 E175s. We anticipate that we will take delivery of the remaining E175s covered by the firm order through October 2016.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2015, we had 510 aircraft under lease with remaining terms ranging from one to 13 years. Future minimum lease payments due under all long-term operating leases were approximately $1.3 billion at June 30, 2015. Assuming a 4.8% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.1 billion at June 30, 2015.

Long-term Debt Obligations

As of June 30, 2015, we had $2.1 billion of long-term debt obligations related to the acquisition of CRJ200s, CRJ700s, Bombardier CRJ900 Regional Jets, E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.9% at June 30, 2015.

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

ITEM 3:             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska, American and US Airways have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the six months ended June 30, 2015, approximately 3.7% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $9.8 million in fuel expense for the six months ended June 30, 2015.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2015, we had variable rate notes representing 14.3% of our total long-term debt compared to 41.3% of our long-term debt at December 31, 2014. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $0.8 million in interest expense and received $1.3 million in additional interest income for the three months ended June 30, 2015. For the six months ended June 30, 2015, we would have incurred an additional $2.2 million in interest expense and received $2.6 million in additional interest income.  However, under our contractual arrangements with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $0.8 million less in interest expense and received $1.3 million less in interest income for the three months ended June 30, 2015. For the six months ended June 30, 2015, we would have recognized $2.2 million less in interest expense and received $2.6 million less in interest income.  If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive loss.

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

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of June 30, 2015, we had investments in auction rate securities valued at a total of $2.3 million which were classified as “Other Assets” on our consolidated balance sheet.

ITEM 4.              CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2015, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2015, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014 other than the following risk factor:

We have aircraft lease and debt commitments that extend beyond our existing fixed-fee contractual term on certain aircraft.

Under our fixed-fee arrangements with Delta, United and US Airways, we have a total of 66 CRJ700s and CRJ900s with various flying contract expirations through the end of 2016. Our underlying lease or debt financing obligations associated with these aircraft are scheduled to terminate between 2018 and 2024 on an aircraft-by-aircraft basis.  We may not be successful in extending the flying contract terms on these aircraft with our major partners at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. In the event we are unable to extend the flying contract terms at similar or improved economics for these aircraft upon each respective contract’s expiration, or if we pursue alternative uses for these aircraft that result in reduced economics than our current flying contracts, we may have non-cash and cash special charges, direct transition costs such as livery changes, and other related costs that could adversely affect our financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to 25,000,000 shares of our common stock. The following table summarizes our purchases under our stock repurchase program for the three months ended June 30, 2015.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program(1)	Maximum Number of Shares that May Yet Be Purchased Under the Program

May 1 - May 31, 2015	398,744	$15.82	398,744	6,679,926
June 1 – June 30, 2015	851,256	14.56	851,256	5,828,670
Total	1,250,000	$14.96	1,250,000	5,828,670

(1)         Under resolutions adopted at various dates between February 2007 and August 2012, our Board of Directors authorized the repurchase of up to 25,000,000 shares of our common stock. Purchases are made at management’s discretion based on market conditions and our financial resources. As of June 30, 2015, we had spent approximately $347.1 million to repurchase approximately 19,171,330 shares of the 25,000,000 shares of common stock designated for repurchase by our Board of Directors. The authorization of our Board of Directors does not have an expiration date. Effective May 5, 2015, our Board of Directors authorized the repurchase of an additional 1,250,000 shares of common stock from time to time in open market or privately negotiated transactions, as contemplated by Rule 10b-18 under the Securities and Exchange Commission Act of 1934, as amended.  As of June 30, 2015, we spent $18.7 million to repurchase the 1,250,000 common shares authorized by our Board of Directors in May 2015.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2015

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer