Form 10-K
period 2015-12-31
SKYWEST INC
filed 2016-02-26
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0‑14719

SKYWEST, INC.

Incorporated under the Laws of Utah	87‑0292166 (IRS Employer ID No.)

444 South River Road

St. George, Utah 84790

(435) 634‑3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑ affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq National Market) on June 30,  2015 was approximately $759,240,572.

As of February 16, 2016, there were 51,127,542 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the Registrant’s  2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10‑K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc. and “SkyWest Airlines” refers to our wholly‑owned subsidiary, SkyWest Airlines, Inc.

Effective December 31, 2011, our subsidiary, ExpressJet Airlines, Inc. was merged into our subsidiary, Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”). In this Report, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the ExpressJet Combination, for periods subsequent to the ExpressJet Combination.

Cautionary Statement Concerning Forward‑Looking Statements

Certain of the statements contained in this Report should be considered “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward‑looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended. These risks and uncertainties include, but are not limited to, those described below in Item 1A. Risk Factors.

There may be other factors that may affect matters discussed in forward‑looking statements set forth in this Report, which factors may also cause actual results to differ materially from those discussed. We assume no obligation to publicly update any forward‑looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these statements other than as required by applicable law.

ITEM 1.  BUSINESS

General

Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 3,400 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, American Eagle or Alaska under code‑share arrangements with Delta Air Lines, Inc. (“Delta”), United Air Lines, Inc. (“United”), American Airlines, Inc. (“American”) or Alaska Airlines, Inc. (“Alaska”), respectively. SkyWest Airlines and ExpressJet generally provide regional flying to our partners under long‑term, fixed‑fee code‑share agreements. Among other features of our fixed‑fee agreements, our major airline partners generally reimburse us for specified direct operating expenses (including fuel expense, which is passed through to our partners), and pay us a fee for operating the aircraft.

On December 31, 2011, Atlantic Southeast and ExpressJet Delaware completed the ExpressJet Combination. Since November 17, 2011, the operations formerly conducted by Atlantic Southeast and ExpressJet Delaware have been conducted under a single operating certificate issued by the U.S. Federal Aviation Administration (the “FAA”).

SkyWest Airlines and ExpressJet have developed industry‑leading reputations for providing quality regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2015,  we had a combined fleet of 702 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	83	70	—	5	166	40	—	364
Delta	111	60	64	—	—	—	—	235
American	31	—	—	—	16	—	—	47
Alaska	—	9	—	—	—	5	—	14
Aircraft in scheduled service	225	139	64	5	182	45	—	660
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	10	—	—	4	—	—	26	40
Total	237	139	64	9	182	45	26	702

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that were for sale.

As of December 31, 2015, our fleet scheduled for service consisted of aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”) summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Bombardier	CRJ900s	76
Bombardier	CRJ700s	66-70
Bombardier	CRJ200s	50
Embraer	E175s	76
Embraer	ERJ145s	50
Embraer	ERJ135s	37

We ceased operation of the 30‑seat Embraer Brasilia EMB‑ 120 turboprop (the “EMB120”) during the fiscal year ended December 31, 2015.

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634‑3000. We maintain an internet website at inc.skywest.com, which provides a link to our annual, quarterly and current reports filed with the Securities and Exchange Commission (“SEC”). In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

 Our Operating Platforms

SkyWest Airlines

SkyWest Airlines provides regional jet service to airports primarily located in the Midwestern and Western United States, as well as Mexico and Canada. SkyWest Airlines offered approximately 1,700 daily scheduled departures as of December 31, 2015, of which approximately 920 were United Express flights, 560 were Delta Connection flights,  170 were American Eagle flights and 50 were Alaska‑coded flights. SkyWest Airlines’ operations are conducted principally from airports located in Chicago (O’Hare), Denver, Los Angeles, Houston, Minneapolis, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. As of December 31, 2015, SkyWest Airlines operated a fleet of 348 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
United	83	70	—	40	193
Delta	69	19	36	—	124
American	17	—	—	—	17
Alaska	—	9	—	5	14
Total	169	98	36	45	348

SkyWest Airlines conducts its code‑share operations with its major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“SkyWest Airlines United Express Agreements” and “SkyWest Airlines United Express Pro‑rate Agreement”
Delta	“SkyWest Airlines Delta Connection Agreement” and “SkyWest Airlines Delta Pro‑rate Agreement”
American	“SkyWest Airlines American Agreement” and “SkyWest Airlines American Pro‑rate Agreement”
Alaska	“SkyWest Airlines Alaska Agreement”

A summary of the terms for each SkyWest Airlines code‑share agreement with the respective major partner is provided under the heading “Code Share Agreements” below on page 6.

ExpressJet

ExpressJet provides regional jet service principally in the Eastern United States, primarily from airports located in Atlanta, Cleveland, Chicago (O’Hare), Houston, Detroit, Memphis, Newark and Minneapolis, as well as Mexico and Canada. ExpressJet offered approximately 1,658 daily scheduled departures as of December 31, 2015, of which approximately 926 were Delta Connection flights, 586 were United Express flights and 146 were American Eagle flights. As of December 31, 2015, ExpressJet operated a fleet of 312 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	Total
United	—	166	5	—	—	171
Delta	42	—	—	41	28	111
American	14	16	—	—	—	30
Total	56	182	5	41	28	312

ExpressJet conducts its code‑share operations with its major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United (ERJ aircraft types)	“ExpressJet United ERJ Agreement”
United (CRJ aircraft types)	“ExpressJet United CRJ Agreement”
Delta	“ExpressJet Delta Connection Agreement”
American	“ExpressJet American Agreement” and “ExpressJet American Pro‑rate Agreement”

A summary of the terms for each ExpressJet code‑share agreement with the respective major partner is provided under the heading “Code Share Agreements” below on page 6.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other regional airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. The primary competitors of SkyWest Airlines and ExpressJet include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); Mesa Air Group, Inc. (“Mesa”); Endeavor, Inc. (“Endeavor”) (owned by Delta); Republic Airways Holdings Inc. (“Republic”); and Trans State Airlines, Inc. (“Trans State”). Major airlines typically award additional code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on‑time arrival and flight completion percentages and the overall image of the regional airline.

The principal competitive factors for regional airline code‑share arrangements include labor resources, code‑share agreement terms, reliable flight operations, operating cost structure, certification to operate certain aircraft types, geographical infrastructure and markets and routes served.

The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operations in the United States. However, regional carriers owned by major airlines may have access to greater resources through their parent companies than SkyWest Airlines and ExpressJet.

Generally, the airline industry is highly sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract based flying arrangements of SkyWest Airlines and ExpressJet. If, however, any of our code share partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek to renegotiate their code share agreements with SkyWest Airlines or ExpressJet, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and have a negative impact on our operations and financial condition.

 Industry Overview

Major and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

 Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Endeavor, Trans State and Republic, typically operate smaller aircraft on lower‑volume routes than major and low‑cost carriers. Several regional airlines, including Envoy, Endeavor, PSA, Piedmont and Horizon, are wholly‑owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower‑cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed “contract” or “fixed‑fee” flights, or receives a percentage of applicable passenger ticket revenues, termed “pro‑rate” or “revenue‑sharing” flights as described in more detail below.

Code‑Share Agreements

Regional airlines generally enter into code‑share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two‑letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code‑share partner and to market and advertise its status as a carrier for the code‑share partner. Code‑share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major partners often coordinate marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low‑capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower‑volume markets. The financial arrangements between the regional airlines and their code‑share partners usually involve either fixed‑fee arrangements or revenue‑sharing arrangements as explained below:

•

Fixed‑Fee Arrangements.  Under a fixed‑fee arrangement (referenced in this report as a “fixed‑fee arrangement,” “contract flying” or a “capacity purchase agreement”), the major airline generally pays the regional airline a fixed‑fee for each departure, flight or block hours incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights, on‑ time performance and other operating metrics. In addition, the major and regional airline often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other such costs that are passed through to the major airline partner. Regional airlines benefit from a fixed‑fee arrangement because they are sheltered from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, number of passengers and fuel prices. However, regional airlines in fixed‑fee arrangements generally do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned or fuel prices because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.

•

Revenue‑Sharing Arrangements.  Under a revenue‑sharing arrangement (referenced in this report as a “revenue‑sharing” arrangement or “pro‑rate” arrangement), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In such a revenue‑sharing arrangement, the regional airline may realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline realizes decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

 SkyWest Airlines has code‑share agreements with United, Delta, American and Alaska. ExpressJet has code‑share agreements with United, Delta and American.

During the year ended December 31, 2015, approximately 86.3% of our passenger revenues related to fixed‑fee contract flights, where Delta, United, Alaska and American controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues during the year ended December 31, 2015 related to pro‑rate flights for Delta, United or American, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with Delta, United or American according to pro‑rate formulas. The following summaries of our code‑share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

Under our fixed-fee arrangements, the major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. Under our ExpressJet United ERJ Agreement and our ExpressJet American ERJ145 Agreement, the major partner provides the aircraft to us for a nominal amount. The number of aircraft under our fixed‑fee arrangements and our pro‑rate arrangements as of December 31, 2015 is reflected in the summary below.

 Delta Connection Agreements

	Number of		Pass through costs
	aircraft under	Term / Termination	or costs paid directly
Agreement	agreements	Dates	by major partner
SkyWest Airlines	• CRJ 200 - 48	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Delta Connection	• CRJ 700 - 19	• The final aircraft is scheduled to expire in 2022	• Engine Maintenance
Agreement (fixed-fee arrangement)	• CRJ 900 - 36	• The average remaining term of the aircraft under contract is 3.8 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
ExpressJet Delta	• CRJ 200 - 42	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Connection	• CRJ 700 - 41	• The final aircraft is scheduled to expire in 2022	• Engine Maintenance
Agreement (fixed-fee arrangement)	• CRJ 900 - 28	• The average remaining term of the aircraft under contract is 3.7 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
SkyWest Airlines	• CRJ 200 - 21	• Terminable with 30 days' notice	• None
Pro-rate Agreement (revenue-sharing agreement)

United Express Agreements

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 200 - 57	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
United Express	• CRJ 700 - 70	• The final aircraft is scheduled to expire in 2027	• Landing fees
Agreements (fixed-fee	• E175 - 40	• The average remaining term of the aircraft under contract is 4.3 years	• Station Rents, Deice
arrangement)		• Upon expiration, aircraft may be renewed or extended	• Insurance
ExpressJet United ERJ	• ERJ 135 - 5	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Agreement (fixed-fee arrangement)	• ERJ 145 - 166	• The final aircraft is scheduled to expire in 2017	• Engine Maintenance
		• The average remaining term of the aircraft under contract is 1.9 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
SkyWest Airlines United	• CRJ 200 - 26	• Terminable with 120 days' notice	• None
Express Pro-rate Agreement (revenue-sharing arrangement)

Alaska Capacity Purchase Agreement

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 700 - 9	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Alaska Agreement	• E175 - 5	• The final aircraft is scheduled to expire in 2028	• Landing fees
(fixed-fee arrangement)		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance

American Agreements

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 200 - 12	• Scheduled to expire in 2016	• Fuel
American Agreement		• Upon expiration, aircraft may be renewed or extended	• Landing fees
(fixed-fee agreement)			• Station Rents, Deice
• Insurance
SkyWest Airlines	• CRJ 200 - 5	• Terminable with 120 days' notice	• None
American Pro-rate
Agreement (revenue-
sharing agreement)
ExpressJet American	• CRJ 200 - 11	• Scheduled to expire in 2017	• Fuel
Agreement (fixed-fee	• ERJ 145 - 16	• Upon expiration, aircraft may be renewed or extended	• Landing fees
agreement)			• Station Rents, Deice
• Insurance
ExpressJet American Pro-rate	• CRJ 200 - 3	• Terminable with 120 days' notice	• None
Agreement (revenue-sharing agreement)

As of December 31, 2015, we anticipate placing an additional 25 E175 aircraft with United, ten additional E175 aircraft with Alaska and 19 E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place from January 2016 to June 2017.

SkyWest Airlines and ExpressJet Delta Connection Agreements

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement, pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi‑year rate reset provisions that became operative in 2010 and reset each fifth year thereafter. Delta additionally has the right to require that certain contractual rates under those agreements shall not exceed the second lowest of all carriers within the Delta Connection program. SkyWest Airlines and ExpressJet have agreed with Delta on contractual rates that are effective through December 31, 2015.  A rate reset period became effective on January 1, 2016.

 The SkyWest Airlines Delta Connection Agreement is scheduled to terminate on December 31, 2022 for the CRJ aircraft. The SkyWest Airlines Delta Connection Agreement is subject to early termination in various circumstances, including:

•	if SkyWest Airlines or Delta commits a material breach of the SkyWest Airlines Delta Connection Agreement, subject to 30‑day notice and cure rights;
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

In October 2015, SkyWest Airlines reached an agreement with Delta to place 19 new E175 aircraft into service pursuant to the SkyWest Airlines Delta Connection Agreement.  Under the agreement, we anticipate that delivery of the

E175 aircraft to be flown for Delta will begin in August 2016, with all 19 aircraft being delivered by mid-2017. The E175 agreement has a nine-year term for each of the aircraft subject to the agreement.

The ExpressJet Delta Connection Agreement is scheduled to terminate on December 31, 2022, subject to certain Delta extension rights. The ExpressJet Delta Connection Agreement is subject to early termination in various circumstances including:

•	if ExpressJet or Delta commits a material breach of the ExpressJet Delta Connection Agreement, subject to 30‑day notice and cure rights;
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

SkyWest Airlines United Express Agreements

SkyWest Airlines and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200s and CRJ700s, and a United Express agreement to operate E175 aircraft (collectively, the “SkyWest Airlines United ExpressJet Agreements”). Under the E175 agreement, SkyWest Airlines began service in May 2014 and 40 E175 aircraft had been delivered as of December 31, 2015. We anticipate deliveries of the remaining 25 E175 aircraft will continue through 2017. The E175 agreement has a 12‑year term for each of the aircraft subject to the agreement.

The SkyWest Airlines United Express Agreements have a latest scheduled termination date in 2027. The SkyWest Airlines United Express Agreements are subject to early termination in various circumstances including:

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

ExpressJet United ERJ Agreement

Effective November 12, 2010, ExpressJet Delaware and Continental entered into the ExpressJet United ERJ Agreement, whereby ExpressJet Delaware agreed to provide regional airline service in the Continental flight system. The rights and obligations of ExpressJet Delaware under the ExpressJet United ERJ Agreement became the rights and obligations of ExpressJet as a consequence of the ExpressJet Combination. The rights and obligations of Continental under the ExpressJet United ERJ Agreement became the rights and obligations of United as a consequence of United’s merger with Continental in 2010. The ExpressJet United ERJ Agreement was amended and restated on November 7, 2014, which among other modifications, reduced the term of the agreement.

The ExpressJet United ERJ Agreement is scheduled to terminate in December 2017, subject to early termination by United or ExpressJet upon the occurrence of certain events. United’s termination rights include the right to terminate the ExpressJet United ERJ Agreement if ExpressJet’s performance falls below identified standards (and such failure is not cured within 60 days following receipt of notice), upon the occurrence of a labor strike lasting 15 days or longer and upon the occurrence of a material default under certain lease agreements relating to aircraft operated by ExpressJet under the ExpressJet United ERJ Agreement (provided that such material default is not cured within 60 days following receipt of notice). ExpressJet’s termination rights include the right to terminate the ExpressJet United ERJ Agreement if United fails to make payment of $500,000 or more due to ExpressJet under the ExpressJet United ERJ Agreement and such failure is not cured within five business days following receipt of notice. Additionally, effective January 1, 2018, United has the right to extend the term for a 12‑month period for a certain number of aircraft upon 180 days written notice. United also has the right to extend the term for a second 12‑month period for a certain number of aircraft upon 180 days written notice.

Under the terms of the ExpressJet United ERJ Agreement, ExpressJet operates 166 ERJ145s and five ERJ135s in the United flight system. All of such ERJ145s and ERJ 135s are leased to ExpressJet by United pursuant to sublease or lease agreements. Upon the expiration of the ExpressJet United ERJ Agreement, ExpressJet is obligated to return the subleased or leased aircraft to United. As of December 31, 2015, ExpressJet had removed four ERJ135s from service and was in the process of returning such aircraft to United. During the 2016 calendar year, ExpressJet anticipates removing 20 ERJ145s and five ERJ135s from contract and intends to return the aircraft to United under the aircraft lease agreement.

SkyWest Airlines American Agreement

On September 11, 2012, SkyWest Airlines and American entered into the SkyWest Airlines American Agreement. The SkyWest Airlines American Agreement is scheduled to terminate in 2016 and is subject to early termination in various circumstances including:

•	if SkyWest Airlines or American fails to fulfill an obligation under the SkyWest Airlines American Agreement for a period of 30 days after written notice to cure;
•	if SkyWest Airlines’ operations fall below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

ExpressJet American Agreement

On September 11, 2012, ExpressJet and American entered into the ExpressJet American Agreement. The ExpressJet American Agreement is scheduled to terminate in 2017. The ExpressJet American Agreement is subject to early termination in various circumstances including:

•	if ExpressJet or American fails to fulfill an obligation under the ExpressJet American Agreement for a period of 30 days after written notice to cure;

•	if ExpressJet’s operations fall below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

SkyWest Airlines Alaska Agreement

On April 13, 2011, SkyWest Airlines and Alaska entered into the SkyWest Airlines Alaska Capacity Purchase Agreement. The SkyWest Airlines Alaska Capacity Purchase Agreement is scheduled to terminate in 2018.

SkyWest and Alaska amended the SkyWest Airlines Alaska Capacity Purchase Agreement to establish a 12‑year fixed‑fee arrangement for SkyWest to operate 15 new E175 aircraft for Alaska. Under the amended agreement, SkyWest Airlines began service in July 2015 and five E175 aircraft had been delivered as of December 31, 2015. We anticipate deliveries of the remaining E175 aircraft will continue through mid-2017. The E175 agreement has a 12‑year term for each of the aircraft subject to the agreement. The SkyWest Airlines Alaska Capacity Purchase Agreement is subject to early termination in various circumstances including:

•	if SkyWest Airlines or Alaska fails to fulfill an obligation under the SkyWest Airlines Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;
•	if SkyWest Airlines’ operational performance falls below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if the other party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against the other party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

Segment Financial Information

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Item 7 of this Report, and Note 2 to our Consolidated Financial Statements for the fiscal year ended December 31, 2015, included in Item 8 of this Report, for financial information regarding our business segments.

Training and Aircraft Maintenance

SkyWest Airlines and ExpressJet provide substantially all training to their crew members and maintenance personnel at their respective training facilities. SkyWest Airlines and ExpressJet employees perform routine airframe and engine maintenance along with periodic inspections of equipment at their respective maintenance facilities.  SkyWest Airlines and ExpressJet also use third‑party vendors for certain airframe and engine maintenance work.

Fuel

Our fixed‑fee agreements with Delta, United, American and Alaska provide that fuel costs we incur under those agreements are to be reimbursed, thereby reducing our exposure to fuel price fluctuations. Under our pro-rate agreements we are responsible for the costs we incur under those agreements and are exposed to fuel price fluctuations which we buy directly from our fuel suppliers. During the year ended December 31, 2015, United and Delta purchased the majority of the fuel for our aircraft flying under their respective fixed-fee agreements under contract directly from their fuel vendors.  Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. A substantial increase in the price of jet fuel, to the extent our fuel costs are not reimbursed, or our lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Railway Labor Act

Our relations with labor unions in the U.S. are governed by the Railway Labor Act (the “RLA”). Under the RLA, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

Under the RLA, a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. Either party may request that the NMB appoint a federal mediator to participate in the negotiations for a new or amended agreement. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists and offer binding arbitration. If either party rejects binding arbitration, a 30‑day “cooling off” period begins. At the end of this 30‑day period, the parties may engage in “self help,” unless the U.S. President appoints a Presidential Emergency Board (“PEB”) to investigate and report on the dispute. The appointment of a PEB maintains the “status quo” for an additional 60 days. If the parties do not reach agreement during this period, the parties may then engage in “self help.” “Self help” includes, among other things, a strike by the union or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent “self help” by enacting legislation that, among other things, imposes a settlement on the parties.

Collective Bargaining

As of December 31, 2015, we had approximately 18,300 full‑time equivalent employees. Approximately 38.0% of these employees were represented by unions, including the employee groups listed in the table below. Notwithstanding the completion of the ExpressJet Combination, ExpressJet’s employee groups primarily continue to be represented by those unions who provided representation prior to the ExpressJet Combination. Accordingly, the following table refers to ExpressJet’s employee groups based upon their union affiliations prior to the ExpressJet Combination.

	Approximate
	Number of
	Active Employees		Status of
Employee Group	Represented	Representatives	Agreement
Atlantic Southeast Pilots	1,491	Air Line Pilots Association International	Amendable February 2018
Atlantic Southeast Flight Attendants	1,031	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	36	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	364	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	73	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,107	Air Line Pilots Association International	Amendable February 2018
ExpressJet Delaware Flight Attendants	993	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	711	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	53	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	96	International Brotherhood of Teamsters	Amendable

In February 2016, the Atlantic Southwest Pilots and the ExpressJet Delaware Pilots ratified a two-year contract extension to their respective labor agreements.  Delays or expenses or other challenges associated with executing an acceptable agreement with each labor workgroup with an amendable contract could impact our financial performance.

As of December 31, 2015, SkyWest and SkyWest Airlines collectively employed 10,411 full‑time equivalent employees, consisting of 3,676 pilots, 2,703 flight attendants, 1,742 customer service personnel, 872 mechanics, 729 other maintenance personnel, 134 dispatchers and 555 operational support and administrative personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines’ employees do, however, occur from time to time and we anticipate that such efforts will continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines’ relationships with its employees to be good.

Government Regulation

All interstate air carriers, including SkyWest Airlines and ExpressJet, are subject to regulation by the U.S. Department of Transportation (the “DOT”), the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record‑keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other methods, certifications, which are necessary for the continued operations of SkyWest Airlines and ExpressJet, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety‑related items and the mandatory removal and replacement of aircraft parts.

We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ExpressJet are subject. SkyWest Airlines’ and ExpressJet’s flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States of America are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ExpressJet are also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with these laws and regulations.

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

Safety and Security

We are committed to the safety and security of our passengers and employees. Since the September 11, 2001 terrorist attacks, SkyWest Airlines and ExpressJet have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our code‑share partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

SkyWest, SkyWest Airlines and ExpressJet maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers’ compensation insurance. We cannot assure, however, that the amount of insurance we carry will be sufficient to protect us from material loss.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our pro‑rate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our fixed‑fee arrangements is based on completing flights. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Risks Related to Our Operations

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increase the required training time for new commercial pilots. In recent years, we have also experienced a reduction in pilot applicants with previous military experience. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. Additionally, major airlines may significantly increase the number of pilots hired from regional carriers due to the number of pilots at the major airlines reaching the statutory mandatory retirement age of 65 years.  These factors may cause our pilot attrition rates to be higher than our ability to hire and retain replacement pilots.  If we are unable to maintain a sufficient number of eligible pilots to operate our scheduled flights, we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our flying contracts with those partners and our operations and financial results could be materially and adversely affected.

Additionally, our projected number of available pilots and attrition rates may impact our fleet planning decisions.  If actual pilot availability or our actual pilot attrition rates are materially different than our projections, our operations and financial results could be materially and adversely affected. A shortage of qualified pilots to conduct our operations may cause us to underutilize our aircraft and would negatively impact our operations and financial condition.

 We have aircraft lease and debt commitments that extend beyond our existing fixed‑fee contractual term on certain aircraft.

Under our fixed‑fee arrangements with multiple major partners we have a total of 20 CRJ700s with flying contract expirations in 2016. Our underlying lease or debt financing obligations associated with each of these aircraft are scheduled to terminate between 2018 and 2024 on an aircraft‑by‑aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code‑share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. Additionally, we may negotiate an early lease return agreement with the aircraft lessor.  In the event we are unable to extend the flying contract terms for these aircraft at each respective contract’s expiration, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition.  Additionally, in the event we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place the aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2015, our salary, wage and benefit costs constituted approximately 42.1% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non‑unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

Approximately 38.0% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the U.S. are governed by the RLA, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self‑help action both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

SkyWest Airlines’ employees are not currently represented by any union; however, collective bargaining group organization efforts among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of SkyWest Airlines’ employees being represented by one or more unions. Moreover, one or more unions representing ExpressJet employees may seek a single carrier determination by the National Mediation Board, which could require SkyWest Airlines to recognize such union or unions as the certified bargaining representative of SkyWest Airlines’ employees. One or more unions representing ExpressJet employees may also assert that SkyWest Airlines’ employees should be subject to ExpressJet’s collective bargaining agreements. If SkyWest Airlines’ employees were to unionize or be deemed to be represented by one or more unions, negotiations with unions representing SkyWest Airlines’ employees could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

There are long‑term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Our major airline partners have indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions. Specifically, they have identified a general oversupply of 50‑seat regional jets under contractual commitments with regional airlines. Delta in particular has reduced both the number of 50‑seat regional jets within its network and the number of regional airlines with which it contracts. There are currently more than 100 50‑seat aircraft within the Delta Connection system. In addition to reducing the number of 50‑seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements (See the risk factor titled “Reduced utilization levels of our aircraft under our code‑share agreements would adversely impact our financial results” for additional details). This decrease has had, and may continue to have, a negative impact on our regional airline services revenue and financial results.

The amounts we receive under our code‑share agreements may be less than the corresponding costs we incur.

Under our fixed-fee flying contracts with Delta, United, American and Alaska, a portion of our compensation is based upon pre‑determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs.  During the year ended December 31, 2015, approximately 84% of our code‑share operating costs were reimbursable at pre‑determined rates and 16% of our code‑share operating costs were pass‑through costs.  Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow.  If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre‑determined rates under our fixed‑fee arrangements, our financial position and operating results will be negatively affected.

 The Airline Safety and Pilot Training Improvement Act of 2009 could negatively affect our operations and our financial condition.

The Airline Safety and Pilot Training Improvement Act of 2009 (the “Improvement Act”) became effective in August 2013. The Improvement Act added new certification requirements for entry‑level commercial pilots, requires additional emergency training for airline personnel, improves availability of pilot records and mandates stricter rules to minimize pilot fatigue.

The Improvement Act also:

•	Requires that all airline pilots obtain an Airline Transport Pilot license, which was previously only required for captains.
•

Obligates the FAA to maintain a database of pilot records, including records to be provided by airlines and other sources, so that airlines will have access to more information before they hire pilots.

•

Requires the FAA to issue new regulations governing the airlines’ obligations to submit pilot records and the requirements for airlines to obtain access for information in the database before the database portion of the Improvement Act becomes effective.

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

As of December 31, 2015, we had 599 aircraft out of our total 660 aircraft available for scheduled service operating under a fixed‑fee arrangement or a revenue‑sharing agreement with either Delta or United. If our code‑share agreements with Delta or United were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code‑share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code‑share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating our airlines independent from major partners would be a significant departure from our business plan, would likely be very difficult and would likely require significant time and resources, which may not be available to us at that point.

The SkyWest Airlines and ExpressJet Delta Connection Agreements are subject to certain early termination provisions. Delta’s termination rights include cross‑termination rights (meaning that a breach by either of SkyWest Airlines or ExpressJet of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate any or all of the Delta Connection Agreements to which we or either of our operating subsidiaries is a party), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor‑related events) that prevent SkyWest Airlines or ExpressJet from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ExpressJet, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on‑time arrivals. The current terms of the United CPA are subject to certain early termination provisions and subsequent renewals. United may terminate the United CPA due to an uncured breach by ExpressJet of certain operational and performance provisions, including measures and standards related to flight completions and on‑time arrivals.

We currently use the systems, facilities and services of Delta and United to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code‑share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code‑share agreements, Delta and United could require us to sell or assign to them facilities and assets, including maintenance facilities, we use in connection with the code‑share services we provide. As a result, in order to offer airline service after termination of any of our code‑share agreements, we may have to replace these facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

Disagreements regarding the interpretation of our code‑share agreements with our major partners could have an adverse effect on our operating results and financial condition.

Long‑term contractual agreements, such as our code‑share agreements, are subject to interpretation and disputes may arise under such agreements if the parties to an agreement apply different interpretations to that agreement. Those disputes may divert management time and resources from the core operation of the business, and may result in litigation, arbitration or other forms of dispute resolution.

In recent years we have experienced disagreements with our major partners regarding the interpretation of various provisions of our code‑share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time, financial resources and settlement negotiations of disputed matters.

To the extent that we continue to experience disagreements regarding the interpretation of our code‑share or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We may be limited from expanding our flying within the Delta and United flight systems.

Additional growth opportunities within the Delta and United flight systems are limited by various factors including a limited number of regional aircraft each major partner can operate in its regional network due to its own labor agreements. Except as contemplated by our existing code‑share agreements, we cannot assure that Delta and United will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code‑share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe that some of our competitors may be more inclined to accept reduced margins and less favorable contract terms in order to secure new or additional code‑share operations. Even if we are offered growth opportunities by our major partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing code‑share partners. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates, and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to implement our business strategy and could materially and adversely affect our operating results and our financial condition.

Our business model depends on major airlines, including Delta and United, electing to contract with us instead of operating their own regional jets. Some major airlines own their own regional airlines or operate their own regional jets instead of entering into contracts with regional carriers. We have no guarantee that in the future our code‑share partners will choose to enter into contracts with us instead of operating their own regional jets. Our partners are not prohibited from doing so under our code‑share agreements. A decision by Delta or United to phase out code‑share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

Reduced utilization levels of our aircraft under our code‑share agreements would adversely impact our financial results.

The majority of our code‑share agreements set forth minimum levels of flight operations which our major partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to compensate us for reduced operating efficiencies caused by production decreases made by our major partners under our respective code‑share agreements. Historically, our major partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code‑share agreements, however, higher fuel costs or other factors may cause our major partners to reduce our utilization levels. If our major partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major partners may change routes and frequencies of flights, which can shorten flight trip lengths. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code‑share agreements would adversely impact our financial results.

We have a significant amount of contractual obligations.

As of December 31, 2015, we had a total of approximately $1.9 billion in total long‑term debt obligations. Substantially all of this long‑term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long‑term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2015, we had 470 aircraft under lease, with remaining terms ranging up to 10 years. Future minimum lease payments due under all long‑term operating leases were approximately $1.2 billion at December 31, 2015. At a 4.89% discount factor, the present value of these lease obligations was equal to approximately $1.0 billion at December 31, 2015. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

We currently have 237 CRJ200s with an average life of 13.7 years and 182 ERJ145s with an average life of 13.0 years. We removed all of our EMB120s from service during the second quarter of 2015, and we anticipate that over the next several years, we will continue to replace the CRJ200s and ERJ145s with larger regional jets. Our fleet replacement strategy, if undertaken as we currently anticipate, will require significant amounts of capital to acquire these larger regional jets.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing or anticipated future obligations. Even if we meet all required debt, lease and purchase obligations, the size of these long‑term obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

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

In recent years, various virus and illness outbreaks, including, but not limited to Zika, Ebola, H1N1 flu virus and SARS, have an adverse impact on travel behavior. Any outbreak of a disease or spread of existing illnesses that affects travel behavior could have a material adverse impact on our operating results and financial condition. In addition, outbreaks of disease could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could adversely affect our operations and financial condition.

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

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;
•	changes in the competitive environment due to industry consolidation and other factors;
•	actual or potential disruptions to U.S. air traffic control systems;
•	price of jet fuel and oil;
•	outbreaks of diseases that affect travel behavior; and
•	weather and natural disasters.

The effect of any, or some combination, of the foregoing economic and industry conditions on our operations or financial condition is virtually impossible to forecast; however, the occurrence of any or all of such conditions in a significant manner could materially and adversely affect our operations and financial condition.

We could be adversely affected by significant disruptions in the supply of fuel or by significant fluctuation in fuel prices.

Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil‑producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of high fuel prices for a significant period of time, would have a material adverse impact on us.

Pursuant to our fixed‑fee arrangements, our major partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our pro‑rate operations. As of December 31, 2015, we operated 26 CRJ200s under a pro‑rate agreement with United. We also operated 21 CRJ200s under a pro‑rate agreement with Delta, and eight CRJ200s under a pro‑rate agreement with American. Our operating and financial results with respect to these pro‑rate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our pro-rate markets, which could negatively impact our passenger load factors.

The issuance of operating restrictions applicable to one of the fleet types we operate could negatively impact our business and financial condition.

We rely on a limited number of aircraft types, and are dependent upon Bombardier and Embraer as the sole manufacturers of our aircraft.  The issuance of FAA or manufacturer directives restricting or prohibiting the use of Bombardier or Embraer aircraft types we operate could negatively impact our business and financial results.  We are also dependent upon General Electric and Rolls Royce as the sole manufacturers of our aircraft engines.  Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer, General Electric or Rolls Royce to provide sufficient parts or related maintenance and support services to us on a timely manner, or the interruption of our flight operations as a result of unscheduled or unanticipated maintenance requirements for our aircraft or engines.

Certain flying arrangements with our major partners are terminable upon notice of 120 days or less.

Certain of our flying agreements with our major partners permit the major partner to terminate the agreement in its discretion by giving us notice of 120 days or less.  If one of our major partners elects to terminate a flying agreement with notice of 120 days or less, our ability to use the aircraft under an alternative agreement with similar economics may be limited, which could negatively impact our financial results.  Additionally, even if we can subsequently place the aircraft into service with a different major airline partner, of which there can be no assurance, we likely would incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

If we have a failure in our technology or if we have security breaches of our information technology infrastructure, our business and financial condition may be adversely affected.

The performance and reliability of our technology are critical to our ability to compete effectively. Any internal technological error or failure or large‑scale external interruption in the technological infrastructure we depend on, such as power, telecommunications or the internet, may disrupt our internal network. Any individual, sustained or repeated failure of technology could impact our ability to conduct our business and result in increased costs. Our technological systems and related data may be vulnerable to a variety of sources of interruption due to events beyond our control, including natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers and other security issues.

In addition, as a part of our ordinary business operations, we collect and store sensitive data, including personal information of our passengers and employees and information of our business partners. Our information systems are subject to an increasing threat of continually evolving cybersecurity risks. Unauthorized parties may attempt to gain access to our systems or information through fraud or other means of deception. The methods used to obtain unauthorized access, disable or degrade service or sabotage systems are constantly evolving, and may be difficult to anticipate or to detect for long periods of time. We may not be able to prevent all data security breaches or misuse of data. The compromise of our technology systems resulting in the loss, disclosure, misappropriation of, or access to, customers’, employees’ or business partners’ information could result in legal claims or proceedings, liability or regulatory penalties under laws protecting the privacy of personal information, disruption to our operations and damage to our reputation, any or all of which could adversely affect our business and financial condition.

Our business could be harmed if we lose the services of our key personnel.

Our business depends upon the efforts of our chief executive officer, Russell A. Childs, and our other key management and operating personnel. We may have difficulty replacing management or other key personnel who cease to be employed by us and, therefore, the loss of the services of any of these individuals could harm our business. We do not maintain key‑person insurance on any of our executive officers.

Risks Related to the Airline Industry

We may be materially affected by uncertainties in the airline industry.

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers and continuing hostilities in the Middle East and other regions have significantly affected, and are likely to continue to affect, the U.S. airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will likely continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major partners), low‑cost carriers, competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will likely affect us, major carriers (including our major partners), competitors and aircraft manufacturers in ways that we are unable to predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code‑share partners.

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code‑share partners of major airlines, but we also face competition from low‑cost carriers and major airlines on many of our routes. Low‑cost carriers such as Southwest, Allegiant, Spirit and JetBlue among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, including the merger between American and US Airways in 2013, Southwest and AirTran Airways, Inc. in 2011, United and Continental in 2010 and Delta and Northwest Airlines, Inc. in 2008. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code‑share relationships and could have a material adverse effect on our relationships with our code‑share partners.

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

All interstate air carriers, including SkyWest Airlines and ExpressJet, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; record keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time‑consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations.

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

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2015, we had 51,004,985 shares outstanding. In addition, as of December 31, 2015, we had equity‑based incentive plans under which 4,259,137 shares are reserved for issuance and an employee stock purchase plan under which 1,006,631 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. Any shares of preferred stock issued would likely be senior to shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

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

Provisions of our charter documents and code‑share agreements may limit the ability or desire of others to gain control of our company.

Our ability to issue shares of preferred and common stock without shareholder approval may have the effect of delaying or preventing a change in control and may adversely affect the voting and other rights of the holders of our common stock, even in circumstances where such a change in control would be viewed as desirable by most investors. The provisions of the Utah Control Shares Acquisitions Act may also discourage the acquisition of a significant interest in or control of our company. Additionally, our code‑share agreements contain termination and extension trigger provisions related to change in control type transactions that may have the effect of deterring a change in control of our company.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2015, our fleet available for scheduled service consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
CRJ900s	11	53	76	1,500	530	8.1
CRJ700s	70	69	66-70	1,600	530	10.6
CRJ200s	92	133	50	1,500	530	13.8
E175s	45	—	76	2,100	530	1.0
ERJ145s	—	182	50	1,500	530	13.0
ERJ135s	—	5	37	1,500	530	14.6

The following table outlines the anticipated delivery scheduled for new E175 aircraft during the years indicated.

	2016	2017
E175s	37	17

The following table outlines the currently anticipated size and composition of our combined fleet for the periods indicated based on anticipated contract expirations. Several factors may impact our forecasted fleet size including assumptions regarding contract extensions with our major airline partners.  Our actual future fleet size will likely vary, and may vary materially, from our current forecast.

	As of December 31,
Aircraft Type Anticipated Fleet Size	2015	2016	2017	2018
CRJ900s	64	64	64	64
CRJ700s	139	119	119	119
CRJ200s	225	208	175	175
E175s	45	82	99	99
ERJ145s	182	153	97	—
ERJ135s	5	5	3	—
Total Fleet Size	660	631	557	457

Bombardier and Embraer Regional Jets

The Bombardier and Embraer Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, as well as a stand‑up cabin, overhead and under seat storage, lavatories and in‑flight snack and beverage service. The speed of Bombardier and Embraer Regional Jets is comparable to larger aircraft operated by the major airlines, and they have a range of approximately 1,600 miles (2,100 miles for the E175 aircraft); however, because of their smaller size and efficient design, the per‑flight cost of operating a Bombardier or Embraer Regional Jet is generally less than that of a 120‑ seat or larger jet aircraft.

Ground Facilities

SkyWest, SkyWest Airlines and ExpressJet own or lease the following principal properties:

SkyWest Facilities

•	We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square feet, respectively.

SkyWest Airlines Facilities

•

SkyWest Airlines leases a 221,000 square foot facility at the Salt Lake International Airport. This facility consists of a 98,000 square‑ foot aircraft maintenance hangar and a 123,000 square‑foot training and office facility. SkyWest Airlines is leasing the facility from the Salt lake City Department of Airports under a lease that expires in 2028.

•	SkyWest Airlines leases a 94,000 square‑foot hangar and a 32,000 square‑foot office facility in Boise, Idaho.
•	SkyWest Airlines leases a 90,000 square‑foot maintenance hangar and a 15,000 square‑foot office facility in Fresno, California.
•	SkyWest Airlines leases a 70,000 square‑foot maintenance hangar in Tucson, Arizona.
•

SkyWest Airlines owns a 57,000 square‑foot maintenance facility and an 18,000 square‑foot office facility in Chicago, Illinois. The City of Chicago possesses the right to acquire ownership rights of the facility in 2017.

•	SkyWest Airlines owns a 57,000 square foot aircraft maintenance facility in Palm Springs, California.
•	SkyWest Airlines owns a 55,000 square‑foot hangar and a 46,000 square‑foot office facility in Colorado Springs, Colorado.
•	SkyWest Airlines owns a 55,000 square‑foot maintenance accessory shop (which includes 5,000 square‑foot office space) and a 5,000 square‑ foot training facility in Salt Lake City, Utah.
•	SkyWest Airlines leases a 42,000 square‑foot maintenance hangar facility in South Bend, Indiana.

•	SkyWest Airlines leases a 41,000 square‑foot hangar and office facility in Milwaukee, Wisconsin.
•	SkyWest Airlines leases a 32,000 square‑foot hangar and office facility in Nashville, Tennessee.

ExpressJet Facilities

•

ExpressJet leases an aircraft hangar complex consisting of 203,000 square feet of building space at the Hartsfield‑Jackson Atlanta Airport. The complex also contains a 15,000 square‑foot ground service equipment facility. The 203,000 square‑foot building space consists of a 114,000 square foot aircraft maintenance hangar, 18,000 square‑foot training facility, and 71,000 square feet of renovated office space which is utilized to support various operating divisions and ExpressJet’s Operational Control Center. The lease agreement for the aircraft hangar complex has a 25‑year term and is scheduled to expire on April 30, 2033.

•

ExpressJet leases a 20,000 square‑foot facility at the Hartsfield‑ Jackson Atlanta International Airport which serves as ExpressJet’s corporate headquarters. The lease agreement for this facility has a seven‑year term and is scheduled to expire on July 31, 2018.

•	ExpressJet leases a group of warehouse units for the purpose of parts storage in College Park, Georgia. The 17,000 square feet of warehouse space is leased on a month‑to‑month basis.
•

ExpressJet leases 24 gates and other premises of the Central Passenger Terminal Complex located on Concourse C and Concourse D at Hartsfield‑Jackson Atlanta International Airport. The lease agreement is scheduled to expire on September, 20, 2017.

•	ExpressJet leases a 380,000 square‑foot hangar and office support facility in Houston, Texas. The lease agreement is currently month to month.
•	ExpressJet leases a 152,000 square‑foot hangar, and a 29,000 square‑foot shop facility in Shreveport, Louisiana. The lease agreement is scheduled to expire on May 31, 2020.
•	ExpressJet subleases a 91,000 square‑foot aircraft maintenance facility in Cleveland, Ohio. The lease agreement is scheduled to expire on January 30, 2020.
•

ExpressJet leases an 83,000 square‑foot hangar, and a 25,000 square‑foot shop facility in Knoxville, Tennessee. The lease agreement for the hangar facility is scheduled to expire on November 30, 2020, and the lease for the shop facility is scheduled to expire on October 31, 2017.

•

ExpressJet leases an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,000 square‑foot aircraft hangar facility and 41,000 square feet of training and office space. The lease agreement has a sixteen‑year term and is scheduled to expire on April 1, 2018. ExpressJet has subleased the hangar complex to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations of the lease under the lease agreement.

•

ExpressJet leases a 68,000 square‑foot facility in Houston, Texas. ExpressJet has subleased the building to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations under the lease agreement which is scheduled to expire on March 31, 2017.

•	ExpressJet leases a 57,000 square‑foot training center and support space in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2027.
•	ExpressJet leases a 35,000 square‑foot hangar facility in Columbia, South Carolina. The lease agreement has a five‑year term and is scheduled to expire on June 30, 2018.
•	ExpressJet leases a 32,000 square‑foot aircraft maintenance facility in Richmond, Virginia. The lease agreement is scheduled to expire on October 31, 2016.
•

ExpressJet leases an aircraft hangar complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square‑foot hangar facility and 12,000 square feet of office support space. ExpressJet has the right to occupy the Baton Rouge facility rent‑free until 2018.

•	ExpressJet subleases 12,000 square‑feet of hangar space in Detroit, Michigan. The term of the sublease agreement is scheduled to expire on March 5, 2016.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2015, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” At February 16, 2016, there were approximately 843 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2015		2014
Quarter	High	Low	High	Low
First	$15.86	$11.96	$14.98	$11.77
Second	16.91	13.58	13.72	11.21
Third	17.90	13.91	12.66	7.78
Fourth	21.26	16.55	13.28	7.07

The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During 2015 and 2014, our Board of Directors declared regular quarterly dividends of $0.04 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information regarding our equity compensation plans as of December 31, 2015.

Number of Securities
		Weighted-Average	Remaining Available for
		Exercise Price of	Future Issuance under
	Number of Securities to be	Outstanding	Equity Compensation
	Issued upon Exercise of	Options,	Plans (Excluding
	Outstanding Options,	Warrants and	Securities Reflected in
Plan Category	Warrants and Rights	Rights	the First Column)
Equity compensation plans approved by security holders(1)	1,064,429	$13.64	5,265,768

(1)

Consists of our SkyWest Inc. Long Term Incentive Plan, and our Employee Stock Purchase Plan. See Note 9 to our Consolidated Financial Statements for the fiscal year ended December 31, 2015, included in Item 8 of this Report, for additional information regarding these plans.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the Securities and Exchange Commission,(the “Commission”), nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our common stock over the five‑year period ended December 31, 2015, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies), Nasdaq Stock Market Transportation Index and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the “Peer Group”) for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

Comparison of Cumulative Five-Year Total Return
SkyWest, Inc.
NASDAQ Composite
NASDAQ Transportation Index
Peer Group
$350
$300
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015

The following graph compares the cumulative total shareholder return on our common stock over the five‑year period ended December 31, 2015, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies), Nasdaq Stock Market Transportation Index and a peer group index composed of regional and major passenger airlines with U.S operations that have equity securities traded on the Nasdaq Stock Market or the New York Stock Exchange, the members of which are identified below (the “Peer Group”) for the same period. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	Dec10	Dec11	Dec12	Dec13	Dec14	Dec15
SkyWest, Inc.	100	81.55	81.81	98.48	89.75	129.83
NASDAQ Composite	100	99.17	116.48	163.21	187.27	200.31
NASDAQ Transportation Index	100	90.09	95.46	130.08	181.38	153.54
Peer Group	100	71.22	90.64	169.14	315.67	302.97

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

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2015	2014	2013	2012	2011
Operating revenues	$3,095,563	$3,237,447	$3,297,725	$3,534,372	$3,654,923
Operating income	234,515	24,848	153,111	165,987	41,105
Net income (loss)	117,817	(24,154)	58,956	51,157	(27,335)
Net income (loss) per common share:
Basic	$2.31	$(0.47)	$1.14	$1.00	$(0.52)
Diluted	$2.27	$(0.47)	$1.12	$0.99	$(0.52)
Weighted average shares:
Basic	51,077	51,237	51,688	51,090	52,201
Diluted	51,825	51,237	52,422	51,746	52,201
Total assets	$4,802,886	$4,409,928	$4,233,219	$4,254,637	$4,281,908
Current assets(1)	1,017,570	1,089,501	1,287,568	1,279,163	1,146,559
Current liabilities	751,386	684,355	620,464	591,425	624,148
Long-term debt, net of current maturities	1,676,776	1,533,990	1,293,179	1,470,567	1,606,993
Stockholders’ equity	1,506,435	1,400,346	1,434,939	1,387,175	1,334,261
Return (loss) on average equity(2)	7.8%	(1.7)%	4.2%	3.8%	(2.0)%
Cash dividends declared per common share	$0.16	$0.16	$0.16	$0.16	$0.16

(1)	Certain reclassifications were made to prior year balances. See Note 1 to our Consolidated Financial Statements presented in Item 8 of this Report.
(2)	Calculated by dividing net income (loss) by the average of beginning and ending stockholders’ equity for the year.

Selected Operating Data

	Year ended December 31,
	2015		2014		2013		2012		2011
Block hours	2,074,804		2,275,562		2,380,118		2,297,014		2,250,280
Departures	1,226,897		1,357,454		1,453,601		1,435,512		1,390,523
Passengers carried	56,228,593		58,962,010		60,581,948		58,803,690		55,836,271
Revenue passenger miles (000)	29,671,911		31,499,397		31,834,735		30,088,278		29,109,039
Available seat miles (000)	35,902,503		38,220,150		39,207,910		37,278,554		36,698,859
Revenue per available seat mile	8.6	¢	8.5	¢	8.4	¢	9.5	¢	10.0	¢
Cost per available seat mile	8.2	¢	8.6	¢	8.2	¢	9.2	¢	10.1	¢
Average passenger trip length	528		534		525		512		521
Number of operating aircraft at end of year	660		717		755		738		732

The following terms used in this section and elsewhere in this Report have the meanings indicated below:

“Revenue passenger miles” represents the number of miles flown by revenue passengers.

“Available seat miles” represents the number of seats available for passengers multiplied by the number of miles those seats are flown.

“Revenue per available seat mile” represents passenger revenue divided by available seat miles.

“Cost per available seat mile” represents operating expenses plus interest divided by available seat miles.

“Number of operating aircraft at end of year” excludes aircraft leased to un‑affiliated and affiliated entities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2015, 2014 and 2013. Also discussed is our financial position as of December 31, 2015 and 2014. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward‑looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward‑looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines and ExpressJet, we operate the largest regional airline in the United States. As of December 31, 2015, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 3,600 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2015, we had a combined fleet of 702 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	83	70	—	5	166	40	—	364
Delta	111	60	64	—	—	—	—	235
American	31	—	—	—	16	—	—	47
Alaska	—	9	—	—	—	5	—	14
Aircraft in scheduled service	225	139	64	5	182	45	—	660
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	10	—	—	4	—	—	26	40
Total	237	139	64	9	182	45	26	702

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that were held for sale.

For the year ended December 31, 2015, approximately 57.5% of our aggregate capacity was operated for United, approximately 33.2% was operated for Delta, approximately 6.4% was operated for American and approximately 2.9% was operated for Alaska.

Under our fixed‑fee arrangements, three components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. The first item is the reimbursement of fuel expense, which is a directly‑reimbursed expense under all of our fixed‑fee arrangements. If we purchase fuel directly from vendors, our major partners reimburse us for fuel expense incurred under each respective fixed‑fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed‑fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income. Over the past few years, some of our major airline partners have purchased an increased volume of fuel directly from vendors on flights we operated under our fixed‑fee contracts, which has decreased both revenue and operating expenses compared to previous periods presented in this Report.

The second item is the reimbursement of landing fees and station rents, which is a directly‑reimbursed expense under all of our fixed‑fee arrangements. Our major partners reimburse us for landing fees and station rent expense incurred under each respective fixed‑fee contract, and we record such reimbursement as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to our vendors on flights we operated under our flying contracts, which has also decreased both revenue and operating expenses compared to previous periods presented in this Report.

The third item is the compensation we receive for engine maintenance under our fixed‑fee arrangements. Under our United CRJ and E175 fixed-fee contracts, American fixed-fee contracts, and Alaska fixed‑fee contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to cover various operating costs, including engine maintenance costs (“Fixed‑Rate Engine Contracts”). Under the compensation structure for our Delta Connection and United ERJ145 flying contracts, our major partner reimburses us for engine maintenance expense when the expense is incurred as a pass‑through cost (“Directly‑Reimbursed Engine Contracts”). We use the direct‑expense method of accounting for our CRJ200 regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our CRJ200 engines on an as‑incurred basis. Under the direct‑expense method, the maintenance liability is recorded when the maintenance services are performed (“CRJ200 Engine Overhaul Expense”).

Because we use the direct‑expense method of accounting for our CRJ200 engine expense, and because we recognize revenue using the applicable fixed hourly rates under our Fixed‑Rate Engine Contracts, the number of engine maintenance events and related expense we incur may vary between reporting periods under the Fixed‑Rate Engine Contracts without a corresponding change to our passenger revenues that may impact the comparability of our operating income for the presented reporting periods.

Because we recognize revenue in the same amount and in the same period when we incur engine maintenance expense on engines operating under our Directly‑ Reimbursed Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods.

We have an agreement with a third‑party vendor to provide long‑term engine maintenance covering scheduled and unscheduled repairs for engines on our CRJ700s and E175s operating under our Fixed‑Rate Engine Contracts (a “Power-by-the-Hour Agreement”). Under the terms of the Power-by-the-Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power-by-the-Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. Because we record engine maintenance expense based on the fixed hourly rate pursuant to the Power-by-the-Hour Agreement on our CRJ700s and E175s operating under our Fixed‑Rate Engine Contracts, and because we recognize revenue using the applicable fixed hourly rates under our Fixed‑Rate Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on the comparability of our operating income for the presented reporting periods. The table below summarizes how we are compensated by our major partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly‑Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly‑Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed‑Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed‑Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest United Express (E175)	Fixed‑Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet United (CRJ200)	Fixed‑Rate Engine Contracts	Direct Expense Method
ExpressJet United (ERJ145)	Directly‑Reimbursed Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (CRJ700)	Fixed‑Rate Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (E175)	Fixed‑Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed‑Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (CRJ200)	Fixed‑Rate Engine Contracts	Direct Expense Method

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed‑fee flying arrangements and our pro‑rate flying arrangements. For the year ended December 31, 2015, contract flying revenue and pro‑rate revenue represented approximately 88% and 12%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures.

Financial Highlights

We had total operating revenues of $3.1 billion for the year ended December 31, 2015, a 4.4% decrease, compared to total operating revenues of $3.2 billion for the year ended December 31, 2014. We had a net income of

$117.8 million, or $2.27 per diluted share, for the year ended December 31, 2015, compared to a net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014.

The significant items affecting our financial performance during the year ended December 31, 2015 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our passenger revenues under our fixed-fee flying agreements.  During 2015, we had a significant change in the number of aircraft operating under fixed-fee agreements. Our primary objective in the fleet change is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable arrangements.  As summarized under the Fleet Activity Section below, from December 31, 2014 to December 31, 2015, we removed 103 aircraft from service that were operating under less profitable flying contracts and added 46 aircraft to new or existing fixed-fee flying arrangements at improved economics.  The number of aircraft available for scheduled service decreased from 717 aircraft at December 31, 2014 to 660 at December 31, 2015, or by 8.6%.  Our completed block hours decreased 8.8% primarily due to the reduced fleet size during 2015.

The decrease in our total revenue passenger revenues from 2014 to 2015 of 4.4% was primarily attributable to a decrease in revenue earned associated with the reduction to our fleet size of 8.8%, partially offset by higher compensation we earned on aircraft placed into new agreements during 2015 and by an increase in fixed-fee contract performance incentives we earned in 2015 primarily through higher flight completion rates.

Operating Expenses

The decrease in our operating expense from 2014 to 2015 of 10.9% was primarily attributable to a decrease in direct operating costs associated with the reduction to our fleet size of 8.8% and the effect of $74.8 million of special items in our 2014 operating expense (primarily attributable to the accelerated removal of certain aircraft from service).

Fleet Activity

 The following table summarizes our fleet activity for the 2015 year:

Aircraft in Service	December 31, 2014	Additions	Removals	December 31, 2015
CRJ200s	242	5	(22)	225
CRJ700s	139	—	—	139
CRJ900s	64	—	—	64
ERJ145/135s	225	16	(54)	187
E175s	20	25	—	45
EMB120s	27	—	(27)	—
Total	717	46	(103)	660

The additional five CRJ200s and 16 ERJ145s are used aircraft we leased from the respective major partner at a nominal amount that were placed into fixed-fee flying contracts during 2015.  The additional 25 E175 aircraft were new aircraft we acquired and placed into fixed-fee flying contracts during 2015.  The 22 CRJ200s, 54 ERJ145s and 27 EMB120s were aircraft removed from scheduled service during 2015, and were either leased aircraft that were returned or in the process of being returned to lessors, owned aircraft that were sold to third parties or owned aircraft that were in process of being sold to third parties.

Fleet Developments

As of December 31, 2015, we had 45 E175 aircraft in service.  We have agreements with multiple major partners to place 37 and 17 new E175 aircraft into fixed-fee flying contracts in 2016 and 2017, respectively.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2015, included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long‑lived assets and intangibles, stock‑based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided. Under our fixed-fee and pro‑rate flying agreements with our code‑share partners, revenue is considered earned when each flight is completed. Our agreements with our code‑share partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the applicable code‑share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates adjusted for the current contract negotiations and our estimate of rates that will be implemented. Also, in the event we have a reimbursement dispute with a major partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

We use the direct‑expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. With respect to SkyWest Airlines, a third‑party vendor provides our long‑term engine services covering the scheduled and unscheduled repairs for engines on our CRJ700s and E175s operated under our Fixed‑Rate Engine Contracts. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third‑party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third‑party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

Aircraft Leases

The majority of SkyWest Airlines’ aircraft are leased from third parties, while the majority of ExpressJet’s aircraft flying for Delta and American are debt‑financed. All of ExpressJet’s ERJ145 aircraft flying for United are leased from United for nominal amounts and all of ExpressJet’s ERJ145 aircraft flying for American are leased from American for nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. See “Recent Accounting Pronouncements” set forth below for a discussion of a recently-adopted new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2019.

Impairment of Long‑Lived Assets

As of December 31, 2015, we had approximately $3.5 billion of property and equipment and related assets net of accumulated depreciation. Additionally, as of December 31, 2015, we had approximately $10.5 million in intangible assets. In accounting for these long‑lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. That intangible is being amortized over fifteen years under the straight‑line method. As of December 31, 2015, we had recorded $23.3 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets.

When considering whether or not impairment of long‑lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

Stock‑Based Compensation Expense

We estimate the fair value of stock options as of the grant date using the Black‑Scholes option pricing model. We use historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of our common stock and other factors.

Fair value

We hold certain assets that are required to be measured at fair value in accordance with United States GAAP. We determined fair value of these assets based on the following three levels of inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of our marketable securities primarily utilize broker quotes in a non‑active market for valuation of these securities.

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

We have valued non‑auction rate marketable securities using quoted prices in active markets for identical assets or liabilities. If a quoted price is not available, we utilize broker quotes in a non‑active market for valuation of these securities. For auction‑rate security instruments, quoted prices in active markets are no longer available. As a result, we have estimated the fair values of these securities utilizing a discounted cash flow model.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”   (“ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 to January 2, 2018.  The FASB also proposed permitting early adoption of the standard, but not before January 2, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating the impact the adoption of ASU No. 2014-09 is anticipated to have on our consolidated financial statements.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17).  The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  We are evaluating the impact the adoption of ASU 2015-17 is anticipated to have on our consolidated financial statements.

In February 2016, the FASB issued  ASU 2016-02,  Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

Results of Operations

2015 Compared to 2014

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below.

	Year ended December 31,
	2015		2014		% Change
Revenue passenger miles (000)	29,671,911		31,499,397		(5.8)%
Available seat miles (“ASMs”) (000)	35,902,503		38,220,150		(6.1)%
Block hours	2,074,804		2,275,562		(8.8)%
Departures	1,226,897		1,357,454		(9.6)%
Passengers carried	56,228,593		58,962,010		(4.6)%
Passenger load factor	82.6%		82.4%		0.2	pts
Revenue per available seat mile	8.6	¢	8.5	¢	1.2%
Cost per available seat mile	8.2	¢	8.6	¢	(4.7)%
Average passenger trip length (miles)	528		534		(1.1)%

Revenues.  Total operating revenues decreased $141.9 million, or 4.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014 primarily due to a decrease in our fleet size as further explained in the passenger revenues section below. Under certain of our fixed-fee flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly‑reimbursed engine expense decreased by $73.1  million during the year ended December 31, 2015, as compared to the year ended December 31, 2014, due primarily to (i) our major partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our fixed-fee flying agreements and (ii) a reduction in the number of engine maintenance events. The following table summarizes the amount of fuel, landing fees, station rents, and engine maintenance incurred under our fixed-fee agreements and the direct reimbursement was included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	Year Ended December 31,
	2015	2014	$ Change	% Change
Passenger revenues	$3,030,023	$3,168,000	$(137,977)	(4.4)%
Less: directly-reimbursed fuel from airline partners	41,567	76,675	(35,108)	(45.8)%
Less: directly-reimbursed landing fee and station rent from airline partners	22,171	23,800	(1,629)	(6.8)%
Less: directly-reimbursed engine maintenance from airline partners	94,142	130,505	(36,363)	(27.9)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,872,143	$2,937,020	$(64,877)	(2.2)%

Passenger revenues.  Passenger revenues decreased $138.0 million, or 4.4%, during year ended December 31, 2015, compared to the year ended December 31, 2014. Our passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements from major partners, decreased $64.9 million, or 2.2%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements, was primarily due to the net reduction to our aircraft in scheduled service from 717 aircraft at December 31, 2014 to 660 aircraft at December 31, 2015 and a reduction to revenue of $7.9 million from a resolution of a contract matter with a major partner. This decrease was partially offset by higher compensation we earned on aircraft placed into service during 2015, improvements in the provisions in certain of our flying contracts since 2014 and additional operational performance incentives earned under our fixed-fee contracts in 2015.

Ground handling and other.  Total ground handling and other revenues decreased $3.9 million, or 5.6%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. Ground handling and other revenue primarily consists of ground handling services we provide to third‑party airlines and government subsidies we receive for operating certain routes under our pro-rate agreements. Revenues associated with ground handling services we provide for our aircraft are recorded as passenger revenues. The decrease in ground handling and other revenue was primarily due to a reduction in the number of locations for which SkyWest Airlines provided ground handling services to third party airlines during 2015, which was partially offset by an increase volume of departures during the 2015 year on routes subject to government subsidies.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM (dollar amounts in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change	2015 Cents	2014 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$1,203,312	$1,258,155	$(54,843)	(4.4)%	3.4	3.3
Aircraft maintenance, materials and repairs	604,863	682,773	(77,910)	(11.4)%	1.7	1.8
Aircraft rentals	273,696	305,334	(31,638)	(10.4)%	0.8	0.8
Depreciation and amortization	264,507	259,642	4,865	1.9%	0.7	0.7
Aircraft fuel	118,124	193,247	(75,123)	(38.9)%	0.3	0.5
Ground handling services	82,694	123,917	(41,223)	(33.3)%	0.2	0.3
Special items	—	74,777	(74,777)	NM	—	0.2
Station rentals and landing fees	54,167	51,024	3,143	6.2%	0.2	0.1
Other	259,685	263,730	(4,045)	(1.5)%	0.7	0.7
Total operating expenses	$2,861,048	$3,212,599	$(351,551)	(10.9)%	8.0	8.4
Interest expense	75,850	65,995	9,855	14.9%	0.2	0.2
Total airline expenses	$2,936,898	$3,278,594	$(341,696)	(10.4)%	8.2	8.6

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits decreased $54.8 million, or 4.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in salaries, wages and employee benefits was primarily due to the decrease in our fleet size and related decrease in the number of departures and block hours compared to the year ended December 31, 2014, which was partially offset by additional training costs for the E175 deliveries and an increase in employee benefit costs.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $77.9 million, or 11.4%, during the year ended December 31, 2015, compared to the year ended December 31 2014. The following table summarizes the effect of directly-reimbursed engine maintenance costs under our fixed-fee flying arrangements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change
Aircraft maintenance, materials and repairs	$604,863	$682,773	$(77,910)	(11.4)%
Less: directly-reimbursed engine maintenance from airline partners	94,142	130,505	(36,363)	(27.9)%
Other aircraft maintenance, materials and repairs	$510,721	$552,268	$(41,547)	(7.5)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $41.5 million, or 7.5%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a reduction in direct maintenance costs resulting from a reduced fleet size, partially offset by an increase in power-by-the-hour maintenance costs associated with the additional E175 aircraft added to our fleet since 2014.

The decrease in our engine overhaul costs incurred under our Directly‑Reimbursed Engine Contracts, was primarily due to a reduced number of engine overhaul events in 2015 compared to 2014.

Aircraft rentals.  Aircraft rentals decreased $31.6 million, or 10.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease was primarily due to a reduction in the number of leased aircraft in our fleet and lower aircraft lease renewal rates since 2014.

Depreciation and amortization.  Depreciation and amortization expense increased $4.8 million, or 1.9%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase in depreciation and amortization expense was primarily due to the purchase of additional E175 aircraft and spare engines in 2015 that was significantly offset by the reduction in fixed asset depreciation expense that resulted from our removal of all EMB 120 aircraft from service in early 2015.

Fuel.  Fuel costs decreased $75.1 million, or 38.9%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2015 compared to 2014,  along with a decrease in the volume in gallons that we purchased under our fixed-fee contracts.  The following table summarizes our aircraft fuel expenses (less directly-reimbursed fuel expense under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change
Aircraft fuel expenses	$118,124	$193,247	$(75,123)	(38.9)%
Less: directly-reimbursed fuel from airline partners	41,567	76,675	(35,108)	(45.8)%
Aircraft fuel less fuel reimbursement from airline partners	$76,557	$116,572	$(40,015)	(34.3)%

The average fuel cost per gallon was $2.09 and $3.33 for the years ended December 31, 2015 and 2014, respectively. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the year ended December 31,
(in thousands)	2015	2014	% Change
Fuel gallons purchased	56,389	57,959	(2.7)%
Fuel expense	$118,124	$193,247	(38.9)%

Ground handling service.  Ground handling service expense decreased $41.2 million, or 33.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in ground handling service expense was primarily due to a reduction in the number of locations for which SkyWest Airlines provided ground handling services subsequent to December 31, 2014.

Special items.  Special items for the year ended December 31, 2014 included impairment charges to write‑down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long‑lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs of $57.1 million. The special item associated with the EMB120 aircraft was triggered by our decision in November 2014 to remove the EMB120 aircraft from service by the end of the second quarter of 2015. The special item additionally consisted of impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs of $12.9 million. The special item associated with the ERJ145 aircraft was triggered by our execution of an amended and restated contract with United in November 2014. The amended and restated contract provides for accelerated lease termination dates of certain ERJ145 aircraft and advances the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. The special item also includes the write‑down of assets associated with the disposition of our paint facility located in Saltillo, Mexico of $4.8 million. We sold the Saltillo paint facility during the year ended December 31, 2014.

Station rents and landing fees.    Station rents and landing fees expense increased $3.1 million, or 6.2%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  Excluding our directly-reimbursed expenses incurred under our fixed-fee contracts, station rents and landing fees increased $4.8 million, or 17.5%, during the year ended December 31, 2015. The increase in station rents and landing fees, excluding our directly-reimbursed expenses, was primarily due to an increase in the number of flights operated in our pro-rate agreements. The following table summarizes our station rents and landing fees (less directly-reimbursed landing fees and station rents under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

tation
	For the year ended December 31,
	2015	2014	$ Change	% Change
Station rents and landing fees	$54,167	$51,024	$3,143	6.2%
Less: directly-reimbursed landing fee and station rent from airline partners	22,171	23,800	(1,629)	(6.8)%
Station rents and landing fees less directly-reimbursed landing fee and station rent from airline partners	$31,996	$27,224	$4,772	17.5%

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training,  and crew hotel costs, decreased $4.0 million, or 1.5%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in other operating expenses was primarily related to a reduction in fleet size, partially offset by additional training costs associated with E175 deliveries, including the use of simulators, hotels and crew per diem costs.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $341.7 million, or 10.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. Under our contract flying arrangements, we are reimbursed by our major airline partners for our actual fuel costs, contract related station rents, landing fees and engine overhaul costs under our Directly‑Reimbursed Engine Contracts. We record such reimbursements as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change
Total airline expense	$2,936,898	$3,278,594	(341,696)	(10.4)%
Less: directly-reimbursed fuel from airline partners	41,567	76,675	(35,108)	(45.8)%
Less: directly-reimbursed landing fee and station rent from airline partners	22,171	23,800	(1,629)	(6.8)%
Less: directly-reimbursed engine maintenance from airline partners	94,142	130,505	(36,363)	(27.9)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,779,018	$3,047,614	(268,596)	(8.8)%

Excluding directly reimbursed costs by our major partners for fuel, station rents, landing fees and engine overhaul costs, our total airline expenses decreased $268.6 million, or 8.8%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in total airline expenses, excluding directly-reimbursed fuel, station rents, landing fees and engine overhauls, was primarily due to the reduction in fleet size and related block hour production of 8.8% during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Summary of other income (expense) items and provision for income taxes:

Other Income (expense), net.    Other income (expense) for the 2015 year of $33.7 million was primarily due to a gain resulting from the early payoff of $145.4 million in debt with $110.8 million in cash, net of deferred loan costs written off associated with the debt.  Other income for the 2014 year of $24.9 million primarily resulted from the sale of our equity investment in TRIP Linhas Arereas, a regional airline operation in Brazil (“TRIP”).

Provision for income taxes.    The income tax provision for the 2015 year included a release of valuation allowance of $0.9 million for previously generated state net operating loss benefits primarily for  ExpressJet that we previously anticipated would expire. The release of the valuation allowance was based on the gain related to early retirement of certain long term debt which reduced the amount of deferred tax assets that we anticipate will expire before the deferred tax assets may be utilized.

The income tax provision for the 2014 year included a valuation allowance of $6.0 million for previously generated state net operating loss benefits specific to ExpressJet that we anticipate to expire, $2.0 million of foreign income tax associated with our sale of ownership in TRIP stock, and the write‑off of $2.4 million of tax assets associated with the sale of our paint facility located in Saltillo, Mexico during 2014. These discrete income tax provision items were partially offset by the income tax benefit associated with our loss before income tax of $16.3 million for 2014.

 Net Income (loss).  Primarily due to factors described above, we generated net income of $117.8 million, or $2.27 per diluted share, for the year ended December 31, 2015, compared to net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014.

2014 Compared to 2013

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages‑of‑change for the periods identified below.

	For the year ended December 31,
	2014		2013		% Change
Revenue passenger miles (000)	31,499,397		31,834,735		(1.1)%
Available seat miles (“ASMs”) (000)	38,220,150		39,207,910		(2.5)%
Block hours	2,275,562		2,380,118		(4.4)%
Departures	1,357,454		1,453,601		(6.6)%
Passengers carried	58,962,010		60,581,948		(3)%
Passenger load factor	82.4%		81.2%		1.2	pts
Revenue per available seat mile	8.5	¢	8.4	¢	1.2%
Cost per available seat mile	8.6	¢	8.2	¢	4.9%
Average passenger trip length (miles)	534		525		1.7%

Revenues.  Total operating revenues decreased $60.3 million, or 1.8%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Under certain of our fixed-fee flying contracts, certain expenses are subject to direct reimbursement from our major partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly‑reimbursed engine expense decreased by $79.1 million during the year ended December 31, 2014, as compared to the year ended December 31, 2013, which was due primarily to (i) our major partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our fixed-fee flying agreements and (ii) a reduction in the number of engine maintenance events. The following table summarizes the amount of fuel, landing fees, station rents, and engine maintenance incurred under our fixed-fee agreements and the direct reimbursement was included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Passenger revenues	$3,168,000	$3,239,525	$(71,525)	(2.2)%
Less: directly-reimbursed fuel from airline partners	76,675	91,925	(15,250)	(16.6)%
Less: directly-reimbursed landing fee and station rent from airline partners	23,800	95,175	(71,375)	(75.0)%
Less: directly-reimbursed engine maintenance from airline partners	130,505	123,024	7,481	6.1%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,937,020	$2,929,401	$7,619	0.3%

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

Ground handling and other.  Total ground handling and other revenues increased $11.3 million, or 19.3%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Ground handling and other revenue primarily consists of ground handling services we provide to third‑party airlines and government subsidies we receive for operating certain routes. Revenues associated with ground handling services we provide for our aircraft are recorded as passenger revenues. The increase in ground handling and other revenue was primarily due to an increased volume of departures during the 2014 year on routes subject to government subsidies.

Individual expense components attributable to our operations are expressed in the following table on the basis of cents per ASM (dollar amounts in thousands).

	For the year ended December 31,
					2014	2013
	2014	2013	$ Change	% Change	Cents Per	Cents Per
	Amount	Amount	Amount	Percent	ASM	ASM
Salaries, wages and benefits	$1,258,155	$1,211,307	$46,848	3.9%	3.3	3.1
Aircraft maintenance, materials and repairs	682,773	686,381	(3,608)	(0.5)%	1.8	1.8
Aircraft rentals	305,334	325,360	(20,026)	(6.2)%	0.8	0.8
Depreciation and amortization	259,642	245,005	14,637	6.0%	0.7	0.6
Aircraft fuel	193,247	193,513	(266)	(0.1)%	0.5	0.5
Ground handling services	123,917	129,119	(5,202)	(4.0)%	0.3	0.3
Special Items	74,777	—	74,777	NM	0.2	—
Station rentals and landing fees	51,024	114,688	(63,664)	(55.5)%	0.1	0.3
Other	263,730	239,241	24,489	10.2%	0.7	0.6
Total operating expenses	3,212,599	3,144,614	67,985	2.2%	8.4	8.0
Interest expense	65,995	68,658	(2,663)	(3.9)%	0.2	0.2
Total airline expenses	$3,278,594	$3,213,272	$65,322	2.0%	8.6	8.2

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

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $3.6 million, or 0.5%, during the year ended December 31, 2014, compared to the year ended December 31 2013. The following table summarizes the effect of directly reimbursed engine maintenance costs under our fixed-fee flying arrangements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the Year ended December 31,
	2014	2013	$ Change	% Change
Aircraft maintenance, materials and repairs	$682,773	$686,381	$(3,608)	(0.5)%
Less: directly-reimbursed engine maintenance from airline partners	130,505	123,024	7,481	6.1%
Other aircraft maintenance, materials and repairs	$552,268	$563,357	$(11,089)	(2.0)%

Other aircraft maintenance, materials and repairs, decreased $11.1 million, or 2.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease was primarily driven by a reduction in CRJ200 engine overhaul costs of $14.1 million in 2014 compared to 2013. This decrease was partially offset by an increase in the number of scheduled maintenance events and aircraft parts replacement primarily due to the timing of major maintenance events and general aging of our CRJ and ERJ fleet.

We recognize engine maintenance expense on our CRJ200 engines on an as‑incurred basis as maintenance expense. Under our Fixed‑Rate Engine Contracts, we recognize revenue at fixed hourly rates for mature engine maintenance on regional jet engines. Accordingly, the timing of engine maintenance events associated with aircraft under the Fixed‑Rate Engine Contracts can have a significant impact on our financial results. During the year ended December 31, 2014, our CRJ200 engine expense under our Fixed‑Rate Engine Contracts decreased $14.2 million compared to the year ended December 31, 2013. The decrease in CRJ200 engine overhauls reimbursed under our Fixed‑Rate Engine Contracts was principally due to fewer scheduled engine maintenance events.

Under our Directly‑Reimbursed Engine Contracts, we are reimbursed for engine overhaul costs by our applicable major partner at the time the maintenance event occurs. Such reimbursements are reflected as passenger revenue in the same amount and during the same period we recognized the expense in our consolidated statements of comprehensive income.

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

Fuel.  Fuel costs decreased $0.3 million, or 0.1%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2014 compared to 2013, offset by the increased volume of fuel used in our expanded pro‑rate flying operations during 2014 year compared to 2013. The following table summarizes our aircraft fuel expenses (less directly-reimbursed fuel expense under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

4
	For the year ended December 31,
	2014	2013	$ Change	% Change
Aircraft fuel expenses	$193,247	$193,513	$(266)	(0.1)%
Less: directly-reimbursed fuel from airline partners	76,675	91,925	(15,250)	(16.6)%
Aircraft fuel less fuel reimbursement from airline partners	$116,572	$101,588	$14,984	14.7%

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

Ground handling service.  Ground handling service expense decreased $5.2 million, or 4.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in ground handling service expense was primarily due to a reduction in outsourced customer service and ramp functions at airport locations serving our pro‑rate operations.

Special items.  Special items for the year ended December 31, 2014 included impairment charges to write‑down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long‑lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs of $57.1 million. The special item associated with the

EMB120 aircraft was triggered by our decision in November 2014 to remove the EMB120 aircraft from service by the end of the second quarter of 2015. The special item additionally consisted of impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs of $12.9 million. The special item associated with the ERJ145 aircraft was triggered by our execution of an amended and restated contract with United in November 2014. The amended and restated contract provides for accelerated lease termination dates of certain ERJ145 aircraft and advances the termination date of the ExpressJet United ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. The special item also includes the write‑down of assets associated with the disposition of our paint facility located in Saltillo, Mexico of $4.8 million. We sold the Saltillo paint facility during the year ended December 31, 2014.

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

4
	For the year ended December 31,
	2014	2013	$ Change	% Change
Station rents and landing fees	$51,024	$114,688	$(63,664)	(55.5)%
Less: Landing fee and station rent reimbursements from airline partners	23,800	95,175	(71,375)	(75.0)%
Station rents and landing fees less station rent and landing fee reimbursements from airline partners	$27,224	$19,513	$7,711	39.5%

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training and crew hotel costs, increased $24.5 million, or 10.2%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in other operating expenses was primarily due to additional crew lodging expenses attributable to the requirements of the Improvement Act. The increase was also attributable to additional other operating expense items associated with incremental pro‑rate operations in 2014.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $65.3 million, or 2.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. Under our contract flying arrangements, we are reimbursed by our major airline partners for our actual fuel costs and engine overhaul costs under our Directly‑Reimbursed Engine Contracts. We record such reimbursements as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2014	2013	$ Change	% Change
Total airline expense	$3,278,594	$3,213,272	$65,322	2.0%
Less: directly-reimbursed fuel from airline partners	76,675	91,925	(15,250)	(16.6)%
Less: directly-reimbursed landing fee and station rent from airline partners	23,800	95,175	(71,375)	(75.0)%
Less: directly-reimbursed engine maintenance from airline partners	130,505	123,024	7,481	6.1%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$3,047,614	$2,903,148	$144,466	5.0%

Excluding directly-reimbursed fuel, station rent, landing fees and engine overhaul costs, our total airline expenses increased $144.5 million, or 5.0%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in total airline expenses, excluding directly-reimbursed fuel, station rent, landing fees and engine overhaul costs,, was primarily due to the special items recorded during 2014 of $74.8 million, and an increase in salaries, wages and benefits and other operating expenses of $71.3 million, offset by a reduction in station rents and landing fees of $63.7 million, as further explained above.

Summary of other income (expense) items and provision for income taxes:

Other Income (expense), net.  Other income (expense) for the 2014 year includes a gain of $24.9 million resulting from the sale of our ownership in TRIP stock, offset by losses from the sale of assets during 2014. Other income (expense) for the year ended December 31, 2014 primarily consisted of $10.1 million associated with our sale of stock in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”), and recognition of maintenance deposit we collected associated with the aircraft sub‑leases we terminated with Air Mekong.

Provision for income taxes.  The income tax provision for the 2014 year included a valuation allowance of $6.0 million for previously generated state net operating loss benefits specific to ExpressJet that we anticipate to expire, $2.0 million of foreign income tax associated with our sale of ownership in TRIP stock, and the write‑off of $2.4 million of tax assets associated with the sale of our paint facility located in Saltillo, Mexico during 2014. These discrete income tax provision items were partially offset by the income tax benefit associated with our loss before income tax of $16.3 million for 2014.

Net Income (loss).  Primarily due to factors described above, we generated a net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014, compared to net income of $59.0 million, or $1.12 per diluted share, for the year ended December 31, 2013.

Our Business Segments 2015 compared to 2014:

For the year ended December 31, 2015, we had three reportable segments which are the basis of our internal financial reporting: Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by our chief operating decision maker. Our operating segment consists of SkyWest Airlines,  ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in acquired E175 aircraft and the related aircraft debt financing, our chief operating decision maker started to analyze the flight operations of our E175 aircraft separately from the acquisition, ownership and financing costs and related revenue.  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to our E175 ownership cost earned under the applicable fixed-fee flying contracts, and the depreciation and interest expense of our E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the income from two CRJ200 aircraft leased to a third party.

As a result of the change in segmentation, prior periods have been recast to conform to the current presentation. We reclassified $15.0 million of operating revenue, $8.5 million of depreciation expense, $4.9  million of interest expense, $1.6 million of segment profit, $527.0 million of total assets and $535.5 million of capital expenditures (including non-cash) from the “SkyWest Airlines” segment to the “SkyWest Leasing” segment for the year ended December 31, 2014 to reflect the respective E175 activity in the “SkyWest Leasing” segment for 2014.

The following table sets forth our segment data for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,848,363	$1,873,675	$(25,312)	(1.4)%
ExpressJet operating revenues	1,169,923	1,346,859	(176,936)	(13.1)%
SkyWest Leasing operating revenues	77,277	16,913	60,364	356.9%
Total Operating Revenues	$3,095,563	$3,237,447	$(141,884)	(4.4)%
Airline Expenses:
SkyWest Airlines airline expense	$1,666,341	$1,797,596	$(131,255)	(7.3)%
ExpressJet airlines expense	1,204,161	1,464,804	(260,643)	(17.8)%
SkyWest Leasing airline expense	66,396	16,194	50,202	310.0%
Total Airline Expense(1)	$2,936,898	$3,278,594	$(341,696)	(10.4)%
Segment profit (loss):
SkyWest Airlines segment profit	$182,022	$76,079	$105,943	139.3%
ExpressJet segment loss	(34,238)	(117,945)	83,707	(71.0)%
SkyWest Leasing profit (Loss)	10,881	719	10,162	NM
Total Segment Profit (Loss)	$158,665	$(41,147)	$199,812	(485.6)%
Interest Income	1,997	4,096	(2,099)	(51.2)%
Other Income (Expense), net	33,660	20,708	12,952	62.5%
Consolidated Income (Loss) Before Taxes	$194,322	$(16,343)	$210,665	NM

(1)	Total Airline Expense includes operating expense and interest expense

NM: Change more than 1,000%

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $105.9 million, or 139.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The SkyWest Airlines 2014 segment included $57.0 million of special item expenses associated with the removal of the EMB120 aircraft type. The remaining improvement in the SkyWest segment profit was primarily due to additional contract incentives earned under its fixed-fee contracts, additional profitability from operating the E175 aircraft and a reduction in fuel costs incurred under the pro-rate agreements.

SkyWest Airlines block hour production increased to 1,074,809, or 1.4% for the 2015 year from 1,060,147 for the 2014 year primarily due to the additional block hour production from the new E175 aircraft added subsequent to December 31, 2014 which was partially offset by a reduction in block hour production from removing the EMB120 aircraft type from service. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenue decreased by $25.3 million or 1.4%, for the 2015 year compared to the 2014 year. The decrease was primarily due to a decrease in fuel, landing fees, station rents and engine overhaul reimbursements from major partners. This decrease was partially offset by additional E175 operations along with improved contract performance incentives.

SkyWest Airlines Airline Expense decreased by $131.3 million, or 7.3% during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines airline expense included an increase in salaries, wages and employee benefits of $29.1 million, or 4.8%, for the 2015 year compared to the 2014 year, primarily due to the additional block hour production and related crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ ground handling service expense decreased $22.0 million, or 25.6%, during the 2015 year, compared to the 2014 year. The decrease in ground handling service expense was primarily due to a reduction in the locations at which SkyWest Airlines provided ground handling services subsequent to December 31, 2014.

•

SkyWest Airlines’ fuel expense decreased $60.2 million, or 34.4%, during the 2015 year, compared to the 2014 year.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2015 compared to 2014.  The average fuel cost per gallon was $2.09 and $3.33 for the year 2015 and 2014, respectively.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense decreased by $9.0 million, or 3.0%, during the 2015 year, compared to the 2014 year.  The decrease was primarily attributable to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components.

•

SkyWest Airlines airline expense in 2014 included special items of $57.1 million for impairment charges to write‑down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long‑lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs.

•

The remaining decrease in the SkyWest Airlines airline expense was primarily attributable to a reduction in the EMB120 aircraft related depreciation, partially offset by crew-related training costs including simulators, hotels and crew per diem.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $83.7 million, or 71.0%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The ExpressJet 2014 segment included $17.7 million of special item expenses associated with the ERJ145 aircraft and write down of certain assets. The remaining improvement in the ExpressJet segment loss was primarily due to the removal of aircraft operating under unprofitable fixed-fee contracts, higher flight completion rates, higher contract incentives earned under its fixed-fee contracts and rate improvements in certain fixed-fee contracts rates compared to 2014.

ExpressJet’s block hour production decreased to 999,995, or 17.7% for the year ended December 31, 2015 from 1,215,413 for the year ended December 31, 2014 primarily due to the removal of ERJ145 aircraft previously operated under its United fixed-fee agreement, which was partially offset by additional block hour production from its ERJ145 agreement with American subsequent to December 31, 2014.  Significant items contributing to the ExpressJet segment loss are set forth below:

ExpressJet’s operating revenue decreased by $176.9 million, or 13.1%, for the 2015 year compared to the 2014 year. The decrease was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by an increase in contract performance incentives earned and higher completion rates.

ExpressJet’s Airline Expense decreased $260.6 million, or 17.8%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in the ExpressJet Airlines Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $83.7 million, or 12.9%, during the 2015 year, compared to the 2014 year..  The decrease was primarily due to a decrease in scheduled production subsequent to 2014 that resulted, from the decreased number of ERJ145 and CRJ200 aircraft in operation under ExpressJet’s United fixed-fee arrangements.

•

ExpressJet’s aircraft maintenance, materials and repairs expense, decreased $70.5 million, or 18.1%, during the 2015 year, compared to the 2014 year.  The decrease was primarily due to the reduced fleet size and related production subsequent to 2014.

•

ExpressJet’s aircraft rental expenses decreased $21.0 million, or 23.3%, during the 2015 year, compared to the 2014 year, primarily due to the termination of aircraft leases on CRJ200 aircraft since 2014.

•

ExpressJet’s ground handling services expenses decreased $19.2 million, or 50.7%, during the 2015 year, compared to the 2014 year, primarily due to a decrease in scheduled production and reduced fleet size.

•	ExpressJet’s other airline expenses decreased $25.4 million, or 18.1%, during the 2015 year, compared to the 2014 year, primarily due to a decrease in scheduled production subsequent to 2014.
•

ExpressJet airlines 2014 expenses included special items of $12.9 million for impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs. ExpressJet also had $4.8 million in special charges associated with the write‑down of its paint facility located in Saltillo, Mexico that was sold in 2014.

SkyWest Leasing segment Profit.    SkyWest Leasing  profit increased $10.2 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the additional E175 aircraft revenue attributed to the ownership costs of the E175 aircraft earned under the applicable fixed-fee flying contract and profitability offset by the E175 aircraft depreciation and interest expense. During the fourth quarter of 2015, we resolved a contract matter with one of our major partners that resulted in a $7.9 million reduction to revenue.  This reduction is reflected in the SkyWest Leasing segment as this amount related to an aircraft financing matter for the year ended December 31, 2015.

Our Business Segments 2014 compared to 2013:

For the year ended December 31, 2014, we had three reportable segments which are the basis of our internal financial reporting: Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by our chief operating decision maker. Our operating segment consists of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in acquired E175 aircraft and the related aircraft debt financing, our chief operating decision maker started to analyze the flight operations of our E175 aircraft separately from the acquisition, ownership and financing costs and related revenue.  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to our E175 ownership cost earned under the applicable fixed-fee flying contracts, and the depreciation and interest expense of our E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the income from two CRJ200 aircraft leased to a third party.

As a result of the change in segmentation, prior periods have been recast to conform to the current presentation. We reclassified $15.0 million of operating revenue, $8.5 million of depreciation expense, $4.9 million of interest expense, $1.6 million of segment profit, $527.0 million of total assets and $535.5 million of capital expenditures (including non-cash) from the “SkyWest Airlines” segment to the “SkyWest Leasing” segment for the year ended December 31, 2014 to reflect the respective E175 activity in the “SkyWest Leasing” segment for 2014.

The following table sets forth our segment data for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,873,675	$1,827,568	$46,107	2.5%
ExpressJet operating revenues	1,346,859	1,466,341	(119,482)	(8.1)%
SkyWest Leasing operating revenues	16,913	3,816	13,097	343.2%
Total Operating Revenues	$3,237,447	$3,297,725	$(60,278)	(1.8)%
Airline Expenses:
SkyWest airlines expense	$1,797,596	$1,688,049	$109,547	6.5%
ExpressJet airlines expense	1,464,804	1,515,336	(50,532)	(3.3)%
SkyWest Leasing airline expense	16,194	9,887	6,307	63.8%
Total Airline Expense(1)	3,278,594	$3,213,272	$65,322	2.0%
Segment profit (loss):
SkyWest Airlines segment profit	$76,079	$139,519	$(63,440)	(45.5)%
ExpressJet segment loss	(117,945)	(48,995)	(68,950)	140.7%
SkyWest Leasing profit (Loss)	719	(6,071)	6,790	(111.8)%
Total Segment Profit	$(41,147)	$84,453	$(125,600)	(148.7)%
Interest Income	4,096	3,689	407	11.0%
Other	20,708	10,390	10,318	99.3%
Consolidated Income Before Taxes	$(16,343)	$98,532	$(114,875)	(116.6)%

Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $63.4 million, or 45.5%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The decrease in the SkyWest Airlines’ segment profit was due primarily to the following factors:

•

SkyWest Airlines operating revenue increased by $46.1 million or 2.5%, for the 2014 year compared to the 2013 year. The increase was primarily due to the additional E175 operations we began in 2014, increased government subsidies applicable to certain routes we operated and improvements in the provisions of certain of our flying contracts since 2013. The increase in operating revenue was partially offset by additional expenses described below.

•

SkyWest Airlines airline expense included special items of $57.1 million for impairment charges to write‑down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long‑lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs.

•

SkyWest Airlines airline expense included an increase in salaries, wages and employee benefits of $41.1 million, or 7.2%, for the 2014 year compared to the 2013 year, primarily due to direct labor costs associated with our increased pro‑rate and E175 operations during the year, and increased labor related costs attributable to the implementation of the Improvement Act.

•

SkyWest Airlines’ airline expense included an increase in other direct operating costs of $11.3 million, or 1.0%, during the 2014 year, compared to the 2013 year, primarily due to other operating expenses associated with the additional pro‑rate and E175 operations and additional crew hotel expenses due to crew scheduling inefficiencies resulting from the Improvement Act.

ExpressJet Segment Loss.  ExpressJet segment loss increased $68.9 million, or 140.7%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in ExpressJet segment loss was due primarily to the following factors:

•

ExpressJet’s operating revenue decreased by $119.5 million, or 8.1%, for the 2014 year compared to the 2013 year. The decrease in operating revenue was primarily due to a reduction in the ExpressJet fleet size and severe weather that negatively impacted the operations in the first half of 2014. These two factors resulted in a decrease in block hour production of 107,220 hours at ExpressJet, or 8.1%, for 2014 compared to 2013.

•

ExpressJet airlines 2014 expenses included special items of $12.9 million for impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft Improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs. ExpressJet also had $4.8 million in special charges associated with the write‑down of its paint facility located in Saltillo, Mexico that was sold in 2014.

•

ExpressJet’s airline expense decreased $50.5 million, or 3.3%, for the 2014 year compared to the 2013 year. The decrease was not proportionate to the decrease in operating revenue for the comparable periods due to the inefficiencies and costs associated with the weather cancellations experienced in the first half of 2014 and additional expenses, including pilot training, associated with the implementation of the Improvement Act in 2014 compared to 2013.

SkyWest Leasing Profit (Loss).    SkyWest Leasing profit increased $6.8 million during the year ended December 31, 2014, compared to the year ended December 31, 2013, primarily due to the additional E175 aircraft revenue attributed to the ownership costs of the E175 aircraft earned under the applicable fixed-fee flying contracts and profitability offset by the E175 aircraft depreciation and interest expense. SkyWest Leasing profit(loss) for 2013 was primarily due to maintenance costs associated with transferring aircraft costs from Air Mekong to SkyWest Airlines.

Liquidity and Capital Resources

Sources and Uses of Cash—2015 Compared to 2014

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2015 and 2014, and our total cash and marketable securities position as of December 31, 2015 and December 31, 2014 (in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$420,104	$285,539	$134,565	47.1%
Net cash used in investing activities	(569,716)	(585,226)	15,510	(2.7)%
Net cash provided by financing activities	220,372	261,326	(40,954)	(15.7)%

	December 31,	December 31,
	2015	2014	$ Change	% Change
Cash and cash equivalents	$203,035	$132,275	$70,760	53.5%
Restricted cash	8,216	11,582	(3,366)	(29.1)%
Marketable securities	286,668	415,273	(128,605)	(31.0)%
Total	$497,919	$559,130	$(61,211)	(10.9)%

Cash Flows from Operating Activities.  Net cash provided from operating activities increased $134.6 million, or 47.1%, during 2015, compared to 2014. The primary factors impacting our cash provided from operating activities include: our net income improved  $142.0 million from 2014 to 2015 and our deferred income taxes increased $73.8 million from 2014 to 2015. Additionally, the combination of the 2014 special items, the 2014 gain on sale of our TRIP shares and the 2015 gain on early debt payoff resulted in a net decrease to cash from operations of $83.6 million.

  Cash Flows from Investing Activities.  Net cash used in investing activities decreased $15.5 million, or 2.7% during 2015, compared to 2014. The decrease in cash used in investing activities was primarily due to the net sales of marketable securities which increased $57.4 million during 2015, compared to 2014 along with the decrease of other assets of $16.0 million during 2015, compared to 2014.  These changes were partially offset by the acquisition of 25 E175 aircraft along with the related rotable spare assets in 2015, compared to 20 E175 aircraft, one used CRJ700 aircraft and 20 used CRJ200 engines along with the related rotable spare assets purchased in 2014, which in total represented an increase of $57.4 million compared to the aircraft acquisition and related rotable spare aircraft purchases from 2014. No additional aircraft deposits were made but $1.9 million in aircraft deposits were returned during 2015.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased $41.0 million, or 15.7%, during 2015, compared to 2014.  The decrease was primarily due to the early payoff and principal payments of long-term debt which increased $168.9 million during 2015, compared to 2014. This decrease was partially offset by the proceeds from the issuance of long‑term debt of $591.9 million associated with 25 E175 aircraft acquired during 2015, compared to the issuance of long‑term debt of $460.6 million associated with 20 E175 aircraft acquired during 2014.

Sources and Uses of Cash—2014 Compared to 2013

Cash Position and Liquidity.    The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2014 and 2013, and our total cash and marketable securities position as of December 31, 2014 and December 31, 2013 (in thousands).

	For the Year ended December 31,
	2014	2013	$ Change	% Change
Net cash provided by operating activities	$285,539	$289,890	(4,351)	(1.5)%
Net cash used in investing activities	(585,226)	(65,961)	(519,265)	787.2%
Net cash provided by (used in) financing activities	261,326	(187,065)	448,391	(239.7)%

	December 31,	December 31,
	2014	2013	$ Change	% Change
Cash and cash equivalents	$132,275	$170,636	(38,361)	(22.5)%
Restricted cash	11,582	12,219	(637)	(5.2)%
Marketable securities	415,273	487,239	(71,966)	(14.8)%
Total	$559,130	$670,094	(110,964)	(16.6)%

Cash Flows from Operating Activities.    Net cash provided by operating activities decreased $4.4 million, or 1.5%, during 2014, compared to 2013. The primary factors impacting our cash provided from operating activities include: our income before income taxes was $58.4 million, excluding special items of $74.8 million, in 2014, compared to income before income taxes of $98.5 million for 2013, which resulted in a decrease in cash flows from operating activities of $40.1 million. This reduction in cash from operating activities was substantially offset by an increase in non-cash depreciation expense of $14.6 million from 2013 to 2014, primarily due to 20 E175 aircraft purchased in 2014; a reduction in capitalized EMB120 engine overhaul events, which are reflected as an operating activity, of $10.8 million from 2013 to 2014 primarily due to a reduction in the number of overhaul events; and other changes in working capital accounts.

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

Cash Flows from Financing Activities.    Net cash provided by financing activities increased $448.4 million, or 239.7%, during 2014, compared to 2013. The increase was primarily related to proceeds from the issuance of long term debt of $460.6 million associated with 20 E175 aircraft acquired during 2014. The remaining change in cash flows from financing activities was primarily due to increased principal payments on long term debt and a reduction in treasury stock purchase activity.

Liquidity and Capital Resources as of December 31, 2015 and 2014

We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At December 31, 2015, our total capital mix was 47.3% equity and 52.7% long‑term debt, compared to 47.7% equity and 52.3% long‑term debt at December 31, 2014.

As of December 31, 2015 and 2014, SkyWest Airlines had a $25 million line of credit. As of December 31, 2015 and 2014, SkyWest Airlines had no amount outstanding under the facility. The facility is scheduled to expire on April 19, 2016 and has a variable interest rate of Libor plus 3%.

As of December 31, 2015 and 2014, we had $88.9 million and $79.9 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of December 31, 2015 and 2014, we classified $8.2  million and $11.6 million as restricted cash, respectively, related to our workers compensation policies.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2016	2017	2018	2019	2020	Thereafter
Operating lease payments for aircraft and facility obligations	$1,219,523	$269,520	$192,122	$154,077	$121,107	$133,659	$349,038
Firm aircraft commitments	1,565,401	1,071,430	493,971	—	—	—	—
Interest commitments(A)	343,386	68,561	59,763	50,850	42,515	34,568	87,129
Principal maturities on long-term debt	1,948,803	272,027	248,629	230,681	223,898	183,620	789,948
Total commitments and obligations	$5,077,113	$1,681,538	$994,485	$435,608	$387,520	$351,847	$1,226,115

(A)	At December 31, 2015, we had variable rate notes representing 12.1% of our total long‑term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2013, we announced our execution of an agreement with Embraer, S.A. for the purchase of 100 new E175 dual‑class regional jet aircraft. Of the 100 aircraft, 99 are considered firm deliveries and the remaining aircraft is considered conditional until we enter into capacity purchase agreements to operate the aircraft. As of December 31, 2015, we had taken delivery of 45 E175s. We anticipate taking delivery of the remaining 54 E175s covered by the firm order through mid-2017.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of manufacturer financing, operating leases and long‑term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of additional aircraft through debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft, without materially reducing the amount of working capital available for our operating activities.

Aircraft Lease and Facility Obligations

We also have significant long‑term lease obligations, primarily relating to our aircraft fleet. At December 31, 2015, we had 470 aircraft under lease with remaining terms ranging from less than one year to 10 years. Future minimum lease payments due under all long‑term operating leases were approximately $1.2 billion at December 31, 2015. Assuming a 4.89% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $1.0 billion at December 31, 2015.

Long‑term Debt Obligations

As of December 31, 2015, we had $1.9 billion of long‑term debt obligations related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft. The average effective interest rate on those long‑term debt obligations was approximately 3.7% at December 31, 2015.

Under our fixed-fee arrangements, the major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro‑rate operations. For each of the years ended December 31, 2015, 2014 and 2013, approximately 4%, 3% and 3% of our ASMs were flown under pro‑rate arrangements. For the years ended December 31, 2015, 2014 and 2013, the average price per gallon of aircraft fuel was $2.09, $3.33 and $3.45, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro‑rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $19.1 million, $29.1 million and $25.3 million in fuel expense for the years ended December 31, 2015, 2014 and 2013, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long‑term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available‑for‑sale securities would likely decline. At December 31, 2015, 2014 and 2013, we had variable rate notes representing 12.1%, 41.3% and 29.5% of our total long‑term debt, respectively. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long‑term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $3.5 million in interest expense and received $5.2 million in additional interest income for the year ended December 31, 2015; we would have incurred an additional $5.8 million in interest expense and received $5.5 million in additional interest income for the year ended December 31, 2014; and we would have incurred an additional $4.8 million in interest expense and received $6.7 million in additional interest income for the year ended December 31, 2013. However, under our contractual arrangement with our major partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major partners, resulting in a reduction to passenger revenue in our consolidated statement of comprehensive income (loss).

We currently intend to finance the acquisition of aircraft through manufacturer financing or long‑term borrowings. Changes in interest rates may impact the actual financing cost associated with these aircraft. To the extent we place these aircraft in service under our code‑share agreements with Delta, United, or other carriers, our code‑share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect interest rate changes in our aircraft ownership costs.

Auction Rate Securities

We have investments in auction rate securities, which are classified as available for sale securities and reflected at fair value. As of December 31, 2015, we had investments in auction rate securities valued at a total of $2.3 million which were classified as “Other Assets” on our consolidated balance sheet. For a more detailed discussion on auction rate securities, including our methodology for estimating their fair value, see Note 6 to our consolidated financial statements appearing in Item 8 of this Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2016 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Salt Lake City, Utah

February 26, 2016

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$203,035	$132,275
Marketable securities	286,668	415,273
Restricted cash	8,216	11,582
Income tax receivable	2,871	2,779
Receivables, net	62,162	83,099
Inventories, net	140,312	137,452
Prepaid aircraft rents	195,216	196,348
Deferred tax assets	100,730	94,385
Other current assets	18,360	16,308
Total current assets	1,017,570	1,089,501
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,242,790	4,608,663
Deposits on aircraft	38,150	40,000
Buildings and ground equipment	275,788	274,900
	5,556,728	4,923,563
Less-accumulated depreciation and amortization	(2,085,981)	(1,902,375)
Total property and equipment, net	3,470,747	3,021,188
OTHER ASSETS
Intangible assets, net	10,499	12,748
Non-current prepaid aircraft rents	229,180	201,502
Other assets	74,890	84,989
Total other assets	314,569	299,239
Total assets	$4,802,886	$4,409,928

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2015	2014
CURRENT LIABILITIES:
Current maturities of long-term debt	$272,027	$211,821
Accounts payable	279,864	270,097
Accrued salaries, wages and benefits	138,291	138,902
Accrued aircraft rents	3,226	3,303
Taxes other than income taxes	17,176	17,457
Other current liabilities	40,802	42,775
Total current liabilities	751,386	684,355
OTHER LONG TERM LIABILITIES	56,191	49,625
LONG TERM DEBT, net of current maturities	1,676,776	1,533,990
DEFERRED INCOME TAXES PAYABLE	749,575	669,385
DEFERRED AIRCRAFT CREDITS	62,523	72,227
COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 79,020,371 and 77,951,411 shares issued, respectively	641,643	626,521
Retained earnings	1,275,142	1,165,478
Treasury stock, at cost, 28,015,386 and 26,765,386 shares, respectively	(410,090)	(391,364)
Accumulated other comprehensive income (loss)	(260)	(289)
Total stockholders’ equity	1,506,435	1,400,346
Total liabilities and stockholders’ equity	$4,802,886	$4,409,928

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
OPERATING REVENUES:
Passenger	$3,030,023	$3,168,000	$3,239,525
Ground handling and other	65,540	69,447	58,200
Total operating revenues	3,095,563	3,237,447	3,297,725
OPERATING EXPENSES:
Salaries, wages and benefits	1,203,312	1,258,155	1,211,307
Aircraft maintenance, materials and repairs	604,863	682,773	686,381
Aircraft rentals	273,696	305,334	325,360
Depreciation and amortization	264,507	259,642	245,005
Aircraft fuel	118,124	193,247	193,513
Ground handling services	82,694	123,917	129,119
Special items	—	74,777	—
Station rentals and landing fees	54,167	51,024	114,688
Other, net	259,685	263,730	239,241
Total operating expenses	2,861,048	3,212,599	3,144,614
OPERATING INCOME	234,515	24,848	153,111
OTHER INCOME (EXPENSE):
Interest income	1,997	4,096	3,689
Interest expense	(75,850)	(65,995)	(68,658)
Other, net	33,660	20,708	10,390
Total other expense, net	(40,193)	(41,191)	(54,579)
INCOME (LOSS) BEFORE INCOME TAXES	194,322	(16,343)	98,532
PROVISION FOR INCOME TAXES	76,505	7,811	39,576
NET INCOME (LOSS)	$117,817	$(24,154)	$58,956
BASIC EARNINGS (LOSS) PER SHARE	$2.31	$(0.47)	$1.14
DILUTED EARNINGS (LOSS) PER SHARE	$2.27	$(0.47)	$1.12
Weighted average common shares:
Basic	51,077	51,237	51,688
Diluted	51,825	51,237	52,422

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$117,817	$(24,154)	$58,956
Proportionate share of equity method investee foreign currency translation adjustment, net of taxes	—	(1,129)	66
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	29	(719)	(13)
TOTAL COMPREHENSIVE INCOME (LOSS)	$117,846	$(26,002)	$59,009

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2012	76,713	$609,763	$1,147,117	(25,280)	$(371,211)	$1,506	$1,387,175
Net income	—	—	58,956	—	—	—	58,956
Proportionate share of other companies foreign currency translation adjustment, net of tax of $8	—	—	—	—	—	66	66
Net unrealized depreciation on marketable securities, net of tax of $43	—	—	—	—	—	(13)	(13)
Exercise of common stock options and issuance of restricted stock	313	835	—	—	—	—	835
Sale of common stock under employee stock purchase plan	300	3,696	—	—	—	—	3,696
Stock based compensation expense related to the issuance of stock options and restricted stock	—	4,363	—	—	—	—	4,363
Tax deficiency from exercise of common stock options	—	(146)	—	—	—	—	(146)
Treasury stock purchases	—	—	—	(816)	(11,739)	—	(11,739)
Cash dividends declared ($0.16 per share)	—	—	(8,254)	—	—	—	(8,254)
Balance at December 31, 2013	77,326	618,511	1,197,819	(26,096)	(382,950)	1,559	1,434,939
Net (loss)	—	—	(24,154)	—	—	—	(24,154)
Proportionate share of other companies foreign currency translation adjustment, net of tax of $678	—	—	—	—	—	(1,129)	(1,129)
Net unrealized depreciation on marketable securities, net of tax of $437	—	—	—	—	—	(719)	(719)
Exercise of common stock options and issuance of restricted stock	330	287	—	—	—	—	287
Sale of common stock under employee stock purchase plan	295	3,752	—	—	—	—	3,752
Stock based compensation expense related to the issuance of stock options and restricted stock	—	5,318	—	—	—	—	5,318
Tax deficiency from exercise of common stock options	—	(1,347)	—	—	—	—	(1,347)
Treasury stock purchases	—	—	—	(669)	(8,414)	—	(8,414)
Cash dividends declared ($0.16 per share)	—	—	(8,187)	—	—	—	(8,187)
Balance at December 31, 2014	77,951	626,521	1,165,478	(26,765)	(391,364)	(289)	1,400,346
Net income	—	—	117,817	—	—	—	117,817
Net unrealized depreciation on marketable securities, net of tax of $18	—	—	—	—	—	29	29
Exercise of common stock options and issuance of restricted stock	815	8,490	—	—	—	—	8,490
Sale of common stock under employee stock purchase plan	254	3,430	—	—	—	—	3,430
Stock based compensation expense related to the issuance of stock options and restricted stock	—	5,368	—	—	—	—	5,368
Tax deficiency from exercise of common stock options	—	(2,166)	—	—	—	—	(2,166)
Treasury stock purchases	—	—	—	(1,250)	(18,726)	—	(18,726)
Cash dividends declared ($0.16 per share)	—	—	(8,153)	—	—	—	(8,153)
Balance at December 31, 2015	79,020	$641,643	$1,275,142	(28,015)	$(410,090)	$(260)	$1,506,435

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$117,817	$(24,154)	$58,956
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	264,507	259,642	245,005
Stock based compensation expense	5,368	5,318	4,363
Loss on sale of property and equipment	—	4,016	—
Gain from equity ownership in TRIP and Air Mekong airlines	—	(24,922)	(10,830)
Gain from early extinguishment of debt	(33,660)	—	—
Capitalized Brasilia EMB-120 engine overhauls	—	(18,812)	(29,606)
Special items	—	74,777	—
Net increase in deferred income taxes	73,844	5,054	38,007
Changes in operating assets and liabilities:
Decrease in restricted cash	3,366	637	7,334
Decrease in receivables	21,076	25,540	18,916
Increase in income tax receivable	(92)	(1,939)	(840)
Increase in inventories	(2,860)	(890)	(24,513)
Increase in other current assets and prepaid aircraft rents	(28,598)	(25,985)	(31,578)
Decrease in deferred aircraft credits	(8,635)	(7,672)	(8,432)
Increase in accounts payable and accrued aircraft rents	9,690	5,852	17,594
Increase (decrease) in other current liabilities	(1,719)	9,077	5,514
NET CASH PROVIDED BY OPERATING ACTIVITIES	420,104	285,539	289,890
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,170,439)	(326,964)	(488,564)
Sales of marketable securities	1,299,069	398,148	557,424
Proceeds from the sale of aircraft, property and equipment	10,308	9,473	293
Proceeds from installment payment of equity shares of TRIP	—	17,237	16,658
Acquisition of property and equipment:
Aircraft and rotable spare parts	(710,871)	(653,473)	(102,499)
Deposits on aircraft	—	—	(40,000)
Buildings and ground equipment	(10,405)	(21,966)	(9,502)
Return of deposits on aircraft	1,850	—	—
Decrease (increase) in other assets	10,772	(7,681)	229
NET CASH USED IN INVESTING ACTIVITIES	(569,716)	(585,226)	(65,961)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	591,881	460,600	—
Principal payments on long-term debt	(354,277)	(185,357)	(171,453)
Net proceeds from issuance of common stock	9,754	2,692	4,385
Purchase of treasury stock	(18,726)	(8,414)	(11,739)
Payment of cash dividends	(8,260)	(8,195)	(8,258)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	220,372	261,326	(187,065)
Increase (decrease) in cash and cash equivalents	70,760	(38,361)	36,864
Cash and cash equivalents at beginning of year	132,275	170,636	133,772
CASH AND CASH EQUIVALENTS AT END OF YEAR	203,035	132,275	170,636
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest, net of capitalized amounts	$80,657	$67,763	$71,323
Income taxes	$5,104	$2,066	$3,678

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”), operates the largest regional airline in the United States. As of December 31, 2015, SkyWest and ExpressJet offered scheduled passenger and air freight service with approximately 3,400 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides ground handling services for other airlines throughout its system. As of December 31, 2015, the Company had a combined fleet of 702 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	83	70	—	5	166	40	—	364
Delta	111	60	64	—	—	—	—	235
American	31	—	—	—	16	—	—	47
Alaska	—	9	—	—	—	5	—	14
Aircraft in scheduled service	225	139	64	5	182	45	—	660
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	10	—	—	4	—	—	26	40
Total	237	139	64	9	182	45	26	702

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that were held for sale.

For the year ended December 31, 2015, approximately 57.5% of the Company’s aggregate capacity was operated for United, approximately 33.2% was operated for Delta, approximately 6.4% was operated for American, including the flights operated for US Airways, and approximately 2.9% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987 and United since 1997. SkyWest Airlines has been a code-share partner with Alaska since 2011 and American since 2012. As of December 31, 2015, SkyWest Airlines operated as a Delta Connection carrier in Salt Lake City and Minneapolis, a United Express carrier in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an Alaska carrier in the Pacific Northwest and an American carrier in Los Angeles and Phoenix.

On November 17, 2011, the Company’s wholly-owned subsidiaries, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc., consolidated their operations under a single operating certificate, and on December 31, 2012, Atlantic Southeast Airlines, Inc. and ExpressJet Airlines, Inc. were merged, with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”). In the following Notes to Consolidated Financial Statements, “Atlantic Southeast” refers to Atlantic Southeast Airlines, Inc. for periods prior to the ExpressJet Combination, “ExpressJet Delaware” refers to ExpressJet Airlines, Inc., a Delaware corporation, for periods prior to the ExpressJet Combination, and “ExpressJet” refers to ExpressJet Airlines, Inc., the Utah corporation resulting from the combination of Atlantic Southeast and ExpressJet Delaware, for periods subsequent to the ExpressJet Combination. Atlantic Southeast had been a code-share partner with Delta in Atlanta since 1984. As of December 31, 2015, ExpressJet operated as a Delta Connection carrier in Atlanta and Detroit, a United Express carrier in Chicago (O’Hare), Cleveland, Newark and Houston and an American carrier in Dallas.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of SkyWest, Inc. and its subsidiaries, including SkyWest Airlines and ExpressJet, with all inter‑company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2015, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $8.2 million and $11.6 million of cash as restricted cash collateralizing letters of credit under the Company’s workers’ compensation insurance policy and classified it accordingly in the consolidated balance sheets as of December 31, 2015 and 2014, respectively.

Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2015 and 2014 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2015	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$203,035	$—	$—	$203,035
Available-for-sale securities:
Bond and bond funds	$286,857	$—	$(220)	$286,637
Asset backed securities	30	1	—	31
Total available-for-sale securities	$286,887	$1	$(220)	$286,668
Total cash and cash equivalents and available for sale securities	$489,922	$1	$(220)	$489,703

		Gross unrealized	Gross unrealized
At December 31, 2014	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$132,275	$—	$—	$132,275
Available-for-sale securities:
Bond and bond funds	$410,618	$9	$(464)	$410,163
Asset backed securities	5,108	3	(1)	5,110
Total available-for-sale securities	$415,726	$12	$(465)	$415,273
Total cash and cash equivalents and available for sale securities	$548,001	$12	$(465)	$547,548

Marketable securities had the following maturities as of December 31, 2015 (in thousands):

Maturities	Amount
Year 2016	$231,298
Years 2017 through 2020	55,370

As of December 31, 2015 and 2014, the Company had classified $286.7 million and $415.3 million of marketable securities, respectively, as short‑term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified approximately $2.3 million and $2.3 million of investments as non‑current and has identified them as “Other assets” in the Company’s consolidated balance sheet as of December 31, 2015 and 2014, respectively (see Note 6).

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2015 and 2014 was $13.9 million and $11.6 million, respectively. These allowances are based on management estimates, which can be modified based on future changes in circumstances.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight‑line method as follows:

Assets	Depreciable Life	Residual Value
New Aircraft	18 years	30%
Used Aircraft and rotable spares	3 – 10 years	0 - 30%
Ground equipment	5 – 10 years	0%
Office equipment	5 – 7 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 – 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2015, the Company had approximately $5.6 billion of property and equipment and related assets. Additionally, as of December 31, 2015, the Company had approximately $10.5 million in intangible assets. In accounting for these long‑lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company acquired all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset for specifically identifiable contracts of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight‑line method. As of December 31, 2015 and 2014, the Company had $23.3 million and $21.0 million in accumulated amortization expense, attributable to the acquisition, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long‑lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

The Company did not recognize any impairment charges of long lived assets during 2015 or 2013.

In 2014, the Company had impairments on several long-lived assets relating to Embraer Brasilia EMB 120 (“EMB120”) turboprop aircraft, ERJ145 aircraft type specific assets and an aircraft paint facility located in Saltillo, Mexico. See Note 8, Special items, for the impairment charges recorded during the year ended December 31, 2014 related to the EMB120 long-lived assets, ERJ145 long-lived assets, Saltillo, Mexico paint facility and related assets.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2015, 2014 and 2013, the Company capitalized interest costs of approximately $2.2 million, $1.8 million, and $1.2 million, respectively.

Maintenance

The Company operates under a FAA approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jets (“CRJ700s”), Embraer  ERJ145 regional jet aircraft and Embraer E-175 jet (“E175”) aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown on a monthly basis and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

The Company used the “deferral method” of accounting for its EMB120 turboprop aircraft engine overhauls, wherein the overhaul costs were capitalized and depreciated to the next estimated overhaul event, or remaining lease term for leased aircraft, whichever was shorter.  In 2015, the Company removed all of its EMB120 aircraft from service.

The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred.

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed fee arrangements (referred to as “fixed-fee arrangements, “contract flying” or “capacity purchase agreements”) with Delta, United, American and Alaska, the major airline generally pays the Company a fixed fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights and on time performance.  The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement such as fuel expense and landing fee expenses.  Under the fixed-fee arrangements, revenue is earned when each flight is completed.

Under a Revenue Sharing Arrangement (referred to as a “revenue-sharing” or “pro rate” arrangement), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline.  Revenue is recognized under the Company’s pro rate flying agreements when each flight is completed based upon the portion of the pro rate passenger fare the Company anticipates that it will receive for each completed flight.

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

In several of the Company’s agreements, the Company is eligible for incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are being measured and determined on a monthly, quarterly or semi-annual basis. At the end of each period, the Company calculates the incentives achieved during that period and recognizes revenue accordingly.

The following summarizes the significant provisions of each code share agreement the Company has with each major partner:

Delta Connection Agreements

	Number of		Pass through costs
	aircraft under	Term / Termination	or costs paid directly
Agreement	agreements	Dates	by major partner
SkyWest Airlines	• CRJ 200 - 48	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Delta Connection	• CRJ 700 - 19	• The final aircraft is scheduled to expire in 2022	• Engine Maintenance
Agreement (fixed-fee arrangement)	• CRJ 900 - 36	• The average remaining term of the aircraft under contract is 3.8 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
ExpressJet Delta	• CRJ 200 - 42	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Connection	• CRJ 700 - 41	• The final aircraft is scheduled to expire in 2022	• Engine Maintenance
Agreement (fixed-fee arrangement)	• CRJ 900 - 28	• The average remaining term of the aircraft under contract is 3.7 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
SkyWest Airlines	• CRJ 200 - 21	• Terminable with 30 days' notice	• None
Pro-rate Agreement (revenue-sharing agreement)

United Express Agreements

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 200 - 57	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
United Express	• CRJ 700 - 70	• The final aircraft is scheduled to expire in 2027	• Landing fees
Agreements (fixed-fee	• E175 - 40	• The average remaining term of the aircraft under contract is 4.3 years	• Station Rents, Deice
arrangement)		• Upon expiration, aircraft may be renewed or extended	• Insurance
ExpressJet United ERJ	• ERJ 135 - 5	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Agreement (fixed-fee arrangement)	• ERJ 145 - 166	• The final aircraft is scheduled to expire in 2017	• Engine Maintenance
		• The average remaining term of the aircraft under contract is 1.9 years	• Landing fees
		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance
SkyWest Airlines United	• CRJ 200 - 26	• Terminable with 120 days' notice	• None
Express Pro-rate Agreement (revenue-sharing arrangement)

Alaska Capacity Purchase Agreement

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 700 - 9	• The contract is scheduled to expire on an individual aircraft basis commencing in 2016	• Fuel
Alaska Agreement	• E175 - 5	• The final aircraft is scheduled to expire in 2028	• Landing fees
(fixed-fee arrangement)		• Upon expiration, aircraft may be renewed or extended	• Station Rents, Deice
• Insurance

American Agreement

Pass through costs
	Number of		or costs paid
	aircraft under	Term / Termination	directly by major
Agreement	agreements	Dates	partner
SkyWest Airlines	• CRJ 200 - 12	• Scheduled to expire in 2016	• Fuel
American Agreement		• Upon expiration, aircraft may be renewed or extended	• Landing fees
(fixed-fee agreement)			• Station Rents, Deice
• Insurance
SkyWest Airlines	• CRJ 200 - 5	• Terminable with 120 days' notice	• None
American Pro-rate
Agreement (revenue-
sharing agreement)
ExpressJet American	• CRJ 200 - 11	• Scheduled to expire in 2017	• Fuel
Agreement (fixed-fee	• ERJ 145 - 16	• Upon expiration, aircraft may be renewed or extended	• Landing fees
agreement)			• Station Rents, Deice
• Insurance
ExpressJet American Pro-rate	• CRJ 200 - 3	• Terminable with 120 days' notice	• None
Agreement (revenue-sharing agreement)

As of December 31, 2015, the Company anticipated placing an additional 25 E175 aircraft with United, ten additional E175 aircraft with Alaska and 19 E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place from January 2016 to June 2017.

Under the Company’s fixed-fee arrangements, the major airline partners compensate the Company for its costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. Under the Company’s ExpressJet United ERJ Agreement and ExpressJet American ERJ145 Agreement, the major partner provides the aircraft to the Company for a nominal amount.

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code‑share agreements with Delta, United, Alaska or American, contract modifications resulting from contract re‑negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code‑share agreements and settlement of reimbursement disputes with the Company’s major partners.

Under the Company’s fixed-fee agreements with Delta, United, Alaska, and American, the compensation structure generally consists of a combination of agreed‑upon rates for operating flights and direct reimbursement for other certain costs associated with operating the aircraft. A portion of the Company’s contract flying compensation is designed to reimburse the Company for certain aircraft ownership costs. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2015, 2014 and 2013 were $504.9 million, $497.0 million and $500.2 million, respectively. These amounts are reflected as passenger revenues on the Company’s consolidated statements of comprehensive income (loss). The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) since the use of the aircraft is not a separate activity of the total service provided.

Deferred Aircraft Credits

The Company accounts for incentives provided by aircraft manufacturers as deferred credits. The deferred credits related to leased aircraft are amortized on a straight‑line basis as a reduction to rent expense over the lease term. Credits related to owned aircraft reduce the purchase price of the aircraft, which has the effect of amortizing the credits on a straight‑line basis as a reduction in depreciation expense over the life of the related aircraft. The incentives are credits that may be used to purchase spare parts and pay for training and other expenses.

Income Taxes

The Company recognizes a liability or asset for the deferred tax consequences of all temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements that are expected to result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti‑dilutive effect on net income (loss) per common share. During the years ended December 31, 2015, 2014 and 2013, 505,000, 3,191,000 and 3,072,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as their inclusion would be anti‑dilutive.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net Income (Loss)	$117,817	$(24,154)	$58,956
Denominator:
Denominator for basic earnings per-share weighted average shares	51,077	51,237	51,688
Dilution due to stock options and restricted stock	748	—	734
Denominator for diluted earnings per-share weighted average shares	51,825	51,237	52,422
Basic earnings (loss) per-share	$2.31	$(0.47)	$1.14
Diluted earnings (loss) per-share	$2.27	$(0.47)	$1.12

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders. Also, comprehensive income (loss) consisted of net income (loss) plus changes in unrealized appreciation (depreciation) on marketable securities and unrealized gain (loss) on foreign currency translation adjustment related to the Company’s equity investment in Trip Linhas Aereas, a regional airline operating in Brazil (“TRIP”) and Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”).

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short‑term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2015. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long‑term debt is estimated based on current rates offered to the Company for similar debt and was approximately $1,939.8 million as of December 31, 2015, as compared to the carrying amount of $1,948.8 million as of December 31, 2015. The Company’s fair value of long‑term debt as of December 31, 2014 was $1,813.1 million as compared to the carrying amount of $1,745.8 million as of December 31, 2014.

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s three operating segments consist of the operations conducted by SkyWest Airlines and ExpressJet, as well as other activities. Information pertaining to the Company’s reportable segments is presented in Note 2, Segment Reporting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”   (“ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 to January 1, 2018.  The FASB also proposed permitting early adoption of the standard, but not before January 1, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company’s management is currently evaluating the impact the adoption of ASU No. 2014-09 is anticipated to have on the Company’s consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU No. 2015-03”).  In August 2015, ASU No. 2015-03 was amended to modify existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of as a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company anticipates reclassifying the unamortized debt issuance costs and present debt net of those unamortized costs on its balance sheet upon adoption of ASU No. 2015-03. As of December 31, 2015, the Company had $20.9 million in unamortized debt issuance costs.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”).  The standard requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company’s management is currently evaluating the impact the adoption of ASU No. 2015-17 is anticipated to have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

Immaterial error correction to consolidated balance sheet

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2015, the Company determined that certain non-current prepaid aircraft rents previously reported were improperly presented as current on the Company’s consolidated balance sheet at December 31, 2014. As a result, current prepaid aircraft rents, as previously reported, were overstated by $201.5 million and non-current prepaid aircraft rents were understated by $201.5 million. The Company concluded that the error was not material to the consolidated balance sheet, but has elected to correct the error in the accompanying 2014 consolidated financial statements for consistency of presentation. The classification error had no effect on the consolidated statements of comprehensive income (loss), stockholders’ equity, or cash flows for the year ended December 31, 2014.

(2) Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s three operating segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expense incurred by the Company is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in acquired E175 aircraft and the related aircraft debt financing, the Company’s chief operating decision maker started to analyze the flight operations of the Company’s E175 aircraft separately from the acquisition, ownership and financing costs and related revenue.  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to the Company’s E175 ownership cost earned under the applicable fixed-fee flying contracts, and the depreciation and interest expense of the Company’s E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the activity of two CRJ200 aircraft leased to a third party.

As a result of the change in segmentation, prior periods have been recast to conform to the current presentation. The Company reclassified $15.0 million of operating revenue, $8.5 million of depreciation expense, $5.0 million of interest expense, $1.6 million of segment profit, $527.0 million of total assets and $535.5 million of capital expenditures (including non-cash) from the “SkyWest Airlines” segment to the “SkyWest Leasing” segment for the year ended December 31, 2014 to reflect the respective E175 activity in the “SkyWest Leasing” segment for 2014.

During the fourth quarter of 2015, the Company resolved a contract matter with one of its major partners that resulted in a $7.9 million reduction to revenue.  This reduction is reflected in the SkyWest Leasing segment as this amount related to an aircraft financing matter for the year ended December 31, 2015.

 The following represents the Company’s segment data for the years ended December 31, 2015, 2014 and 2013 (in thousands).

	Year Ended December 31, 2015
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,848,363	$1,169,923	$77,277	$3,095,563
Operating expense	1,630,200	1,192,070	38,778	2,861,048
Depreciation and amortization expense	141,189	86,382	36,936	264,507
Interest expense	36,141	12,091	27,618	75,850
Segment profit (loss) (1)	182,022	(34,238)	10,881	158,665
Identifiable intangible assets, other than goodwill	—	10,499	—	10,499
Total assets	2,319,295	1,332,995	1,150,596	4,802,886
Capital expenditures (including non-cash)	30,897	24,679	659,513	715,089

	Year Ended December 31, 2014
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,873,675	$1,346,859	$16,913	$3,237,447
Operating expense	1,758,145	1,446,050	8,404	3,212,599
Depreciation and amortization expense	162,699	88,459	8,484	259,642
Interest expense	39,452	18,754	7,789	65,995
Segment profit (loss) (1)	76,078	(117,945)	720	(41,147)
Identifiable intangible assets, other than goodwill	—	12,748	—	12,748
Total assets	2,492,828	1,390,129	526,971	4,409,928
Capital expenditures (including non-cash)	137,678	23,790	535,455	696,923

	Year Ended December 31, 2013
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,827,568	$1,466,341	$3,816	$3,297,725
Operating expense	1,644,129	1,494,302	6,183	3,144,614
Depreciation and amortization expense	155,667	89,338	—	245,005
Interest expense	43,920	21,034	3,704	68,658
Segment profit (loss) (1)	139,519	(48,995)	(6,071)	84,453
Identifiable intangible assets, other than goodwill	—	14,998	—	14,998
Total assets	2,532,431	1,700,788	—	4,233,219
Capital expenditures (including non-cash)	103,387	38,657	—	142,044

(1)	Segment profit is operating income less interest expense

(3) Long‑term Debt

Long‑term debt consisted of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.29% to 2.22% through 2016 to 2020, secured by aircraft	$108,348	$174,159
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 1.76% to 3.25% through 2017 to 2021, secured by aircraft	217,341	350,177
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.51% through 2021, secured by aircraft	108,069	129,201
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2017, secured by aircraft	17,208	25,090
Notes payable to banks, due in monthly installments plus interest of 2.68% to 6.86% through 2025, secured by aircraft	479,170	572,446
Notes payable to banks, due in monthly installments, plus interest at 6.05% through 2020, secured by aircraft	11,304	13,551
Notes payable to banks, due in monthly installments, plus interest at 3.10% through 2019, secured by aircraft	4,615	5,909
Notes payable to banks, due in quarterly installments plus interest at 3.39% to 4.02% through 2027, secured by aircraft	966,156	446,724
Notes payable to banks, due in monthly installments, plus interest based on LIBOR at 3.21% to 3.33% through 2017, secured by aircraft	14,538	28,554
Notes payable to banks due in monthly installments, interest at 3.30% through 2019, secured by spare engines	22,054	—
Long-term debt	$1,948,803	$1,745,811
Less current maturities	(272,027)	(211,821)
Long-term debt, net of current maturities	$1,676,776	$1,533,990

During the year ended December 31, 2015, the Company acquired 25 new E175 aircraft. Approximately 85% of the aircraft purchase price was financed through the issuance of debt and 15% of the aircraft purchase price was paid with cash.

As of December 31, 2015, the Company had $1.9 billion of long‑term debt obligations primarily related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft. The average effective interest rate on the debt related to those long-term debt obligations was approximately 3.7% at December 31, 2015.

During the year ended December 31, 2015, the Company used $110.8 million in cash to pay off $145.4 million in debt. The payment resulted in a pre-tax gain of $33.7 million, net of the write off of deferred loan costs associated with the debt, reflected as other income in the consolidated statements of comprehensive income (loss), of which the Company used $94 million in cash to pay off $128 million in debt, resulting in a pre-tax gain of $33 million during the fourth quarter of 2015.

The aggregate amounts of principal maturities of long‑term debt as of December 31, 2015 were as follows (in thousands):

2016	$272,027
2017	248,629
2018	230,681
2019	223,898
2020	183,620
Thereafter	789,948
$1,948,803

As of December 31, 2015 and 2014, SkyWest Airlines had a $25 million line of credit. As of December 31, 2015 and 2014, SkyWest Airlines had no amount outstanding under the facility. However, at December 31, 2015 and 2014 the Company had $6 million and $5 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $19 million and $20 million, respectively. The facility expires on April 19, 2016 and has a variable interest rate of Libor plus 3.0%.

As of December 31, 2015 and 2014, the Company had $88.9 million and $79.9 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2015	2014	2013
Current tax provision (benefit):
Federal	$3,801	$(176)	$1,767
State	1,035	838	343
Foreign	—	2,081	—
	4,836	2,743	2,110
Deferred tax provision (benefit):
Federal	66,430	4,697	34,728
State	5,239	371	2,738
	71,669	5,068	37,466
Provision for income taxes	$76,505	$7,811	$39,576

The following is a reconciliation between the statutory federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income (loss) before for income taxes (in thousands):

	Year ended December 31,
	2015	2014	2013
Computed provision (benefit) for income taxes at the statutory rate	$68,013	$(5,720)	$34,486
Increase (decrease) in income taxes resulting from:
State income tax provision (benefit), net of federal income tax benefit	5,416	(107)	2,867
Non-deductible expenses	3,641	3,865	3,257
Valuation allowance changes affecting the provision for income taxes	(899)	5,981	1,430
Foreign income taxes, net of federal & state benefit	—	1,973
Other, net	334	1,819	(2,464)
Provision for income taxes	$76,505	$7,811	$39,576

For the year ended December 31, 2015, the Company released a $0.9 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The release of the valuation allowance was based on the Company's gain resulting from the early retirement of certain long term debt which reduced the amount of deferred tax assets that were anticipated to expire before the deferred tax assets may be utilized.

For the year ended December 31, 2014, the Company recorded a $6.0 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The valuation allowance was based on the Company’s assessment of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.  The Company additionally recorded a $2.0 million foreign tax expense associated with Brazilian withholding tax on the sale of the Company's equity ownership in TRIP.

For the year ended December 31, 2013, the Company recorded a $1.4 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The valuation allowance was based on the Company’s assessment at December 31, 2013 of deferred tax assets that were anticipated to expire before the deferred tax assets may be utilized.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	As of December 31,
	2015	2014
Deferred tax assets:
Intangible Asset	$30,369	$34,819
Accrued benefits	47,514	43,853
Net operating loss carryforward	82,211	152,361
AMT credit carryforward	21,391	17,590
Deferred aircraft credits	55,544	53,797
Accrued reserves and other	24,575	27,008
Total deferred tax assets	261,604	329,428
Valuation allowance	(8,126)	(9,025)
Deferred tax liabilities:
Accelerated depreciation	(902,322)	(895,405)
Total deferred tax liabilities	(902,322)	(895,405)
Net deferred tax liability	$(648,844)	$(575,002)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s US GAAP depreciation policy for such assets using the straight-line method (see note 1 Nature of Operations and Summary of Significant Accounting Policies).

The Company's valuation allowance is related to certain deferred tax assets with a limited carry forward period.  The Company does not anticipate utilizing these deferred tax assets prior to the lapse of the carry forward period.

At December 31, 2015 and 2014, the Company had federal net operating losses, net of valuation allowance, of approximately $189.0 million and $379.3 million and state net operating losses of approximately $352.2 million and $452.2 million, respectively.  The estimated effective tax rate applicable to the state and federal net operating losses net of valuation allowances as of December 31, 2015 was 35.0% and 2.6%, respectively.  The Company anticipates that the federal and state net operating losses will start to expire in 2026 and 2017, respectively.  The Company has recorded a valuation allowance for state net operating losses the Company anticipates will expire before the benefit will be realized due to the limited carry forward periods.  As of December 31, 2015 and 2014, the Company also had an alternative minimum tax credit of approximately $21.4 million and $17.6 million, respectively, which does not expire.

(5) Commitments and Contingencies

Lease Obligations

The Company leases 470 aircraft, as well as airport facilities, office space, and various other property and equipment under non‑cancelable operating leases which are generally on a long‑term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have non‑cancelable lease terms as of December 31, 2015 (in thousands):

Year ended December 31,
2016	$269,520
2017	192,122
2018	154,077
2019	121,107
2020	133,659
Thereafter	349,038
$1,219,523

The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of  a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not considered at risk for losses and is not considered the primary beneficiary. As a result, based on the current rules, the Company is not required to consolidate any of these trusts or any other entities in applying the accounting guidance. The Company’s management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

The Company’s leveraged lease agreements typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to 11 years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management’s assessment that the probability of this occurring is remote.

During the year ended December 31, 2015, the Company built a maintenance facility in Boise, Idaho and entered into a sale lease-back agreement with the city of Boise.  The sales price of the facility was $18.5 million and the operating lease expires in 2040.  The future lease obligations for the Boise maintenance facility are included in the above future minimum rental payments schedule.

Total rental expense for non-cancelable aircraft operating leases was approximately $273.7 million, $305.3 million and $325.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. The minimum rental expense for airport station rents was approximately $35.1 million, $29.0 million and $35.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Self‑insurance

The Company self‑insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2015, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major partners or customers but monitors the financial condition of its major partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code share partners that approximates a significant percentage of the compensation earned for such period.  Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $187,300 and $326,600 as of December 31, 2015 and 2014, respectively. For the years ended December 31, 2015, 2014 and 2013, the Company’s contractual relationships with Delta and United combined accounted for approximately 86.9%, 88.7% and 91.6%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2015, the Company had approximately 18,300 full‑time equivalent employees. Approximately 38.0% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet’s employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

Accordingly, the following table refers to ExpressJet’s employee groups based upon their union affiliations prior to the ExpressJet Combination.

	Approximate
	Number of
	Active Employees		Status of
Employee Group	Represented	Representatives	Agreement
Atlantic Southeast Pilots	1,491	Air Line Pilots Association International	Amendable February 2018
Atlantic Southeast Flight Attendants	1,031	International Association of Machinists and Aerospace Workers	Amendable
Atlantic Southeast Flight Controllers	36	Transport Workers Union of America	Amendable
Atlantic Southeast Mechanics	364	International Brotherhood of Teamsters	Amendable
Atlantic Southeast Stock Clerks	73	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Pilots	2,107	Air Line Pilots Association International	Amendable February 2018
ExpressJet Delaware Flight Attendants	993	International Association of Machinists and Aerospace Workers	Amendable
ExpressJet Delaware Mechanics	711	International Brotherhood of Teamsters	Amendable
ExpressJet Delaware Dispatchers	53	Transport Workers Union of America	Amendable
ExpressJet Delaware Stock Clerks	96	International Brotherhood of Teamsters	Amendable

In February 2016, the Atlantic Southeast Pilots and the ExpressJet Delaware Pilots ratified a two-year contract extension to their respective labor agreements.

(6) Fair Value Measurements

The Company holds certain assets that are required to be measured at fair value in accordance with United States GAAP. The Company determined fair value of these assets based on the following three levels of inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Some of the Company’s marketable securities primarily utilize broker quotes in a non‑active market for valuation of these securities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, therefore requiring an entity to develop its own assumptions.

As of December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2015
	Total		Level 1	Level 2	Level 3
Marketable Securities
Bonds	$286,637		$—	$286,637	$—
Commercial paper	31		—	31	—
Asset backed securities	$286,668		$—	$286,668	$—
Cash, Cash Equivalents and Restricted Cash	211,251		211,251	—	—
Other Assets(a)	2,321	(a)	—	—	2,321
Total Assets Measured at Fair Value	$500,240		$211,251	$286,668	$2,321

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds	$410,163	$—	$410,163	$—
Commercial paper	5,110	—	5,110	—
Asset backed securities	415,273	—	415,273	—
Cash, Cash Equivalents and Restricted Cash	143,857	143,857	—	—
Other Assets(a)	2,309	—	—	2,309
Total Assets Measured at Fair Value	$561,439	$143,857	$415,273	$2,309

(a)	Auction rate securities included in long-term “Other assets” in the Consolidated Balance Sheet

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non‑active market for valuation of these securities.

No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2015. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2015 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate
Securities
Balance at January 1, 2015	$2,309
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	12
Transferred out	—
Settlements	—
Balance at December 31, 2015	$2,321

(7) Investment in Other Companies

In 2014, the Company completed the sale of its 20% interest in  TRIP to Trip investments Ltda (“Trip Investimentos”) for $42 million. The Company recorded a gain from the sale of its TRIP shares of $24.9 million during the year ended December 31, 2014, which is reflected in Other Income in the Consolidated Statements of Comprehensive Income (Loss).

In 2013, the Company sold its 30% ownership interest in Mekong Aviation Joint Stock Company, an airline operating in Vietnam (“Air Mekong”). The Company recognized a gain from the sale of its Air Mekong shares of $5 million during the year ended December 31, 2013, which is reflected in other income in the Consolidated Statements of Comprehensive Income (Loss). Additionally, in 2013, the Company terminated its sub‑lease of certain aircraft to Air Mekong and recognized $5.1 million of other income during the year ended December 31, 2013 primarily due to the recognition of collected and realized contingent rent payments, net of the write‑off of certain maintenance deposits.

(8) Special Items

The following table summarizes the components of the Company's special items, for the year ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013
Special items:
EMB120 aircraft related items [1]	$—	$57,046	$—
ERJ145 aircraft related items [2]	—	12,931	—
Paint facility and related items [3]	—	4,800	—
Total special items	$—	$74,777	$—

(1)

Consists primarily of impairment charges to write-down owned EMB120 aircraft including capitalized engine overhaul costs, and related long-lived assets to their estimated fair value write down of $48.3 million and accrued obligations on leased aircraft and related costs of $8.8 million. The estimated fair value of the long-lived assets was based on third party valuations for similar assets which is considered an unobservable input (Level 3) under the fair value hierarchy.    In November 2014, the Company approved a plan to discontinue operating the EMB120 aircraft by the end of the second quarter of 2015.  The decision to discontinue use of the EMB120 aircraft included management’s assessment of the need for pilots to operate upcoming deliveries for the E175 aircraft, the incremental training cost to hire new pilots compared to retraining existing EMB120 pilots to operate CRJ or E175 aircraft, and the uncertainty related to the number of qualified pilots available for hire, combined with the overall age and increased operating costs of the Company’s EMB120 fleet. These special items are reflected in the SkyWest Airlines operating expenses under Note 2 Segment Reporting.

(2)

Consists primarily of impairment charges to write-down certain ERJ145 long-lived assets, which primarily consisted of spare engines and ERJ145 spare aircraft parts, to their estimated fair value of $11.4 million  and accrued obligations on leased aircraft and related costs of $1.5 million.  The estimated fair value of the long-lived assets was based on third party valuations for similar assets which is considered an unobservable input (Level 3) under the fair value hierarchy.   In November 2014, the Company entered into an amended and restated contract with United that accelerated the lease terminations of certain ERJ145 aircraft and accelerated the termination date of the Company’s flying contract to operate the ERJ145s with United from the year 2020 to 2017.  The reduced term shortened the anticipated useful life of the ERJ145 long-lived assets which triggered the impairment evaluation.   These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

(3)

Consists primarily of the write-down of assets associated with the disposition of the Company’s paint facility located in Saltillo, Mexico, which was sold during the year ended December 31, 2014.  These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

(9) Capital Transactions

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock in one or more series without shareholder approval. No shares of preferred stock are presently outstanding. The Company’s Board of Directors is authorized, without any further action by the shareholders of the Company, to (i) divide the preferred stock into series; (ii) designate each such series; (iii) fix and determine dividend rights; (iv) determine the price, terms and conditions on which shares of preferred stock may be redeemed; (v) determine the amount payable to holders of preferred stock in the event of voluntary or involuntary liquidation; (vi) determine any sinking fund provisions; and (vii) establish any conversion privileges.

Stock Compensation

On May 4, 2010, the Company’s shareholders approved the adoption of the SkyWest Inc. 2010 Long‑Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which is authorized to designate option grants as either incentive stock options for income tax purposes (“ISO”) or non-statutory stock options ISOs are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non‑statutory stock options are granted at a price as determined by the Compensation Committee.

In prior years, the Company adopted three stock option plans: the Executive Stock Incentive Plan (the “Executive Plan”), the 2001 Allshare Stock Option Plan (the “Allshare Plan”) and SkyWest Inc. Long‑Term Incentive Plan (the “2006 Incentive Plan”). As of December 31, 2015, options to purchase an aggregate 76,923 shares of the Company’s common stock remained outstanding under the Executive Plan, the Allshare Plan and the 2006 Incentive Plan. There are no additional shares of common stock available for issuance under these plans.

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black‑Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. The Company granted 267,433,  255,503 and 173,560 stock options to employees under the 2010 Incentive Plan during the years ended

December 31, 2015, 2014 and 2013, respectively. Stock options granted in 2015 vest in three equal installments over a three-year period. Stock options granted in 2014 and 2013 have three-year vesting periods.  The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013
Expected annual dividend rate	1.18%	1.32%	1.21%
Risk-free interest rate	1.62%	1.50%	0.92%
Average expected life (years)	5.7	5.8	6.0
Expected volatility of common stock	0.401	0.431	0.446
Forfeiture rate	0.0%	0.0%	0.0%
Weighted average fair value of option grants	$4.75	$4.47	$5.04

The Company recorded share‑based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

During the year ended December 31, 2015, the Company granted 408,163 shares of restricted stock units to certain Company’s employees under the 2010 Incentive Plan. The restricted stock units granted during the year ended December 31, 2015 have a three‑year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units the date of grants made during the year ended December 31, 2015 was $13.57 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees as of December 31, 2015, 2014 and 2013:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Non-vested shares outstanding at December 31, 2012	698,885	$14.21
Granted	282,651	13.43
Vested	(202,012)	14.51
Cancelled	(45,933)	13.69
Non-vested shares outstanding at December 31, 2013	733,591	13.79
Granted	312,749	12.00
Vested	(284,891)	14.74
Cancelled	(38,273)	12.83
Non-vested shares outstanding at December 31, 2014	723,176	12.70
Granted	408,163	13.57
Vested	(215,856)	13.06
Cancelled	(106,184)	13.52
Non-vested shares outstanding at December 31, 2015	809,299	13.13

During the year ended December 31, 2015, the Compensation Committee granted performance share units, which are performance based restricted stock units, to certain Company employees with three-year performance based financial metrics that the Company must meet before those awards may be earned and the performance period for those grants ends December 31, 2017. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each performance period. At the end of each performance period, the number of shares awarded can range from 0% to 150% of the original granted amount, depending on the performance against the pre-established targets.

The following table summarizes the activity of performance share units  granted at target as of December 31, 2015.

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Non-vested shares outstanding at December 31, 2014	—	$—
Granted	222,583	13.61
Vested	—	—
Cancelled	(19,754)	13.51
Non-vested shares outstanding at December 31, 2015	202,829	$13.62

During the years ended December 31, 2015, 2014 and 2013 the Company granted fully‑vested shares of common stock to the Company’s directors in the amounts of 36,950, 44,631 and 29,453 shares,  respectively, with a weighted average grant‑date fair value of $14.05, $12.10, and $13.24, respectively.

During the year ended December 31, 2015, 2014 and 2013, the Company recorded equity‑based compensation expense of $5.4 million, $5.3 million and $4.4 million, respectively.

As of December 31, 2015, the Company had $8.7 million of total unrecognized compensation cost related to non‑vested stock options and non‑vested restricted stock grants. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 2.0 years.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2015, 2014 and 2013:

	2015					2014		2013
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	2,888,074	$16.46	1.7	years	$—	3,407,575	$17.99	3,653,859	$18.44
Granted	267,433	13.63				255,503	11.96	173,560	13.24
Exercised	(544,917)	14.68				(6,701)	12.10	(75,080)	10.91
Cancelled	(1,546,161)	18.53				(768,303)	6.81	(344,764)	20.67
Outstanding at end of year	1,064,429	13.64	3.7	years	$5,726.7	2,888,074	16.46	3,407,575	17.99
Exercisable at December 31, 2015	484,747	14.46	1.7	years	$2,212.5
Exercisable at December 31, 2014	2,324,336	17.39	0.8	years	—

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2015, 2014 and 2013 was $1,800,000, $30,000 and $172,000, respectively.

The following table summarizes the status of the Company’s non‑vested stock options as of December 31, 2015:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at beginning of year	563,738	$4.56
Granted	267,433	4.92
Vested	(187,403)	4.43
Cancelled	(64,086)	4.65
Non-vested shares at end of year	579,682	$4.75

The following table summarizes information about the Company’s stock options outstanding at December 31, 2015:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$8	to	$11	19,458	5.4	years	$11.10	—	$—
$12	to	$14	859,595	4.1	years	13.31	305,331	13.90
$15	to	$18	185,376	1.4	years	15.43	179,416	15.64
$8	to	$18	1,064,429	3.7	years	$13.64	484,747	$14.46

Taxes

The Company’s treatment of stock option grants of non‑ qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant’s compensation, based upon length of service for non-pilot employees and up to 3%, 5% or 7% of the individual participant’s compensation, based upon length of service for pilot employees. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $20.4 million, $19.3 million and $18.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

ExpressJet and Atlantic Southeast Retirement Plans

ExpressJet (formerly Atlantic Southeast) sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the “Atlantic Southeast Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic Southeast Plan; however, ExpressJet limits the amount of company match at 6% of each participant’s total compensation, except for those with ten or more years of service whose company match is limited to 8% of total compensation. Additionally, ExpressJet matches the individual participant’s contributions from 20% to 75%, depending on the length of the participant’s service. Additionally, participants are 100% vested in their elective deferrals and rollover amounts and from 10% to 100% vested in company matching contributions based on length of service.

Effective December 31, 2002, ExpressJet Delaware adopted the ExpressJet Airlines, Inc. 401(k) Savings Plan (the “ExpressJet Retirement Plan”). Substantially all of ExpressJet Delaware’s domestic employees were covered by this plan at the time of the ExpressJet Combination. Effective January 1, 2009, the ExpressJet Retirement Plan was amended such that certain matching payment amounts have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable.

ExpressJet’s contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $24.0 million, $27.2 million and $26.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Employee Stock Purchase Plans

In May 2009, the Company’s Board of Directors approved the SkyWest, Inc. 2009 Employee Stock Purchase Plan (the “2009 Stock Purchase Plan”). All employees who have completed 90 days of employment with the Company or one of its subsidiaries are eligible to participate in the 2009 Stock Purchase Plan, except employees who own five percent or more of the Company’s common stock. The 2009 Stock Purchase Plan enables employees to purchase shares of the Company’s common stock at a five percent discount, through payroll deductions. Employees can contribute up to 15% of their base pay, not to exceed $25,000 each calendar year, for the purchase of shares. Shares are purchased semi-annually at a five percent discount based on the end of the period price. Employees can terminate their participation in the 2009 Stock Purchase Plan at any time upon written notice.

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2015, 2014 and 2013:

	Year ended December 31,
	2015	2014	2013
Number of shares purchased	254,098	295,035	299,786
Average price of shares purchased	$13.50	$12.72	$12.33

The 2009 Stock Purchase Plan is a non‑compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2015, 2014 and 2013.

(11) Stock Repurchase

The Company’s Board of Directors has previously authorized the repurchase of the Company’s common stock in the public market. During the years ended December 31, 2015, 2014 and 2013, the Company repurchased 1.3 million, 0.7 million, 0.8 million shares of common stock for approximately $18.7 million, $8.4 million and $11.7 million, respectively at a weighted average price per share of $14.98,  $12.54 and $14.40, respectively. As of December 31, 2015, the Company’s Board of Directors has not authorized additional repurchases of the Company’s common stock.

(12) Related‑Party Transactions

The Company’s Chairman of the Board and former Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation (“Zions”). The Company maintains a line of credit (see Note 3) and certain bank accounts with Zions. Zions is an equity participant in leveraged leases on one CRJ200, two CRJ700 and four EMB120 aircraft leased by the Company’s subsidiaries. Zions also refinanced five CRJ200 and two CRJ700 aircraft in 2012 for terms of three to four years, becoming the debtor on these aircraft. Zions also serves as the Company’s transfer agent. The Company’s cash balance in the accounts held at Zions as of December 31, 2015 and 2014 was $65.0 million and $90.6 million, respectively.

During the year ended December 31, 2015, the Company purchased $363,910 of spare aircraft parts from an entity affiliated with a director of the Company.

(13) Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2015 and 2014 is as follows (in thousands, except per share data):

	Year ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$760,398	$788,417	$794,004	$752,744	$3,095,563
Operating income	34,075	69,932	78,296	52,212	234,515
Net income	9,620	31,475	36,268	40,454	117,817
Net income per common share:
Basic	0.19	0.61	0.72	0.80	2.31
Diluted	0.18	0.61	0.71	0.78	2.27
Weighted average common shares:
Basic:	51,457	51,357	50,616	50,880	51,077
Diluted:	52,392	51,971	51,282	51,657	51,825

	Year ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$772,386	$816,574	$834,633	$813,854	$3,237,447
Operating income	(27,774)	13,244	59,080	(19,702)	24,848
Net income (loss)	(22,887)	(14,737)	41,338	(27,868)	(24,154)
Net income (loss) per common share:
Basic	(0.44)	(0.29)	0.81	(0.54)	(0.47)
Diluted	(0.44)	(0.29)	0.79	(0.54)	(0.47)
Weighted average common shares:
Basic:	51,467	51,183	51,127	51,174	51,237
Diluted:	51,467	51,183	52,036	51,174	51,237

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the Commission rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2015, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the most recently completed fiscal quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SkyWest, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of SkyWest, Inc. and subsidiaries and our report dated February 26, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 26, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2015 Annual Meeting of Shareholders scheduled for May 3, 2016. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2015, pursuant to Regulation 14A of the Exchange Act.

Headings in Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	“Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board” and “Section 16(a) Beneficial Ownership Reporting Compliance”
ITEM 11.	EXECUTIVE COMPENSATION

“Corporate Governance,” “Meetings and Committees of the Board,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Executive Compensation,” “Director Compensation” and “Director Summary Compensation Table”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners”
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Certain Relationships and Related Transactions”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Audit and Finance Committee Disclosure” and “Fees Paid to Independent Registered Public Accounting Firm”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed:

1.Financial Statements:  Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2015 and 2014, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013, Consolidated Statements of Cash Flows for the year ended December 31, 2015, 2014 and 2013, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013 and Notes to Consolidated Financial Statements.

2.Financial Statement Schedule.  The following consolidated financial statement schedule of our company is included in this Item 15.

•Report of independent auditors on financial statement schedule

•Schedule II—Valuation and qualifying accounts

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are not applicable, and therefore have been omitted.

(b)Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(12)
4.1	Specimen of Common Stock Certificate	(2)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.3	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.4	Stock Option Agreement dated January 28, 1987 between Delta Air Lines, Inc. and SkyWest, Inc.	(5)
10.5	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(6)
10.6	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(7)
10.7	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
10.8	SkyWest Inc. 2006 Employee Stock Purchase Plan	(8)
10.9	First Amendment to SkyWest, Inc. 2006 Employee Stock Purchase Plan	(9)
10.10	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008	(9)
10.11	First Amendment to the Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(9)
10.12	SkyWest, Inc. 2006 Long‑Term Incentive Plan	(9)
10.13	First Amendment to the SkyWest, Inc. 2006 Long‑Term Incentive Plan	(9)
10.13(a)	Second Amendment to the SkyWest, Inc. 2006 Long‑Term Incentive Plan	(9)
10.14	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(9)
10.15	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(10)
10.16	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest Inc.	(11)
10.17	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(11)
10.18	Purchase Agreement COM0028‑13 between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(13)
10.19	Purchase Agreement COM0344‑13 between Embraer S.A. and SkyWest Inc. dated June 17, 2013	(13)
10.20	Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, J. Ralph Atkin, Margaret Billson, Henry J. Eyring, Robert G. Sarver, Steven F. Udvar‑Hazy, James L. Welch, Bradford R. Rich, Michael J. Kraupp, Eric J. Woodward, Russell A. Childs and Bradford R. Holt, as of August 6, 2013	(13)

Number	Exhibit	Incorporated by Reference
10.21	Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013	(14)
10.22	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines*	(15)
10.23	Indemnification Agreement executed by and between SkyWest, Inc. and Robert J. Simmons, as of March 16, 2015	Filed herewith
10.25	Form of Indemnification Agreement executed by and between SkyWest, Inc. and each of Meredith S. Madden and Andrew C. Roberts, as of May 5, 2015	Filed herewith
21.1	Subsidiaries of the Registrant	(12)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Certain portions of this exhibit have been omitted pursuant to Rule 24b‑2 and are subject to a confidential treatment request.

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, (ii) the Consolidated Balance Sheet at December 31, 2015 and December 31, 2014, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013

(1)Incorporated by reference to the exhibits to a Registration Statement on Form S‑3, File No. 333‑129832

(2)Incorporated by reference to a Registration Statement on Form S‑3, File No. 333‑42508

(3)Incorporated by reference to Registrant’s Current Report on Form 8‑K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8‑K/A filed on February 21, 2006

(4)Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on November 14, 2003

(5)Incorporated by reference to the exhibits to Amendment No. 1 to a Registration Statement on Form S‑3 filed on February 10, 1998 (File No. 333‑44619)

(6)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed for the quarter ended December 31, 1986

(7)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on February 13, 2001

(8)Incorporated by reference to the exhibits to a Registration Statement on Form S‑8 (File No. 333‑130848)

(9)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 25, 2009

(10)Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on November 18, 2010

(11)Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8‑K/A filed on June 25, 2013

 (12)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 24, 2012

(13)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10 Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10 Q/A filed on November 4, 2013

(14)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 14, 2014

(15)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K  filed on February 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 26, 2016 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

 /s/ Ernst & Young LLP

Salt Lake City, Utah

February 26, 2016

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2015, 2014 and 2013

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year ended December 31, 2015:
Allowance for inventory obsolescence	$11,588	2,345	—	$13,933
Allowance for doubtful accounts receivable	326	—	(139)	187
	11,914	2,345	(139)	$14,120
Year ended December 31, 2014:
Allowance for inventory obsolescence	$10,138	1,450	—	$11,588
Allowance for doubtful accounts receivable	94	232	—	326
	10,232	1,682	—	$11,914
Year ended December 31, 2013:
Allowance for inventory obsolescence	$9,189	949	—	$10,138
Allowance for doubtful accounts receivable	94	—	—	94
	9,283	949	—	10,232

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K for the year ended December 31, 2015, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

Skywest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10‑K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 26, 2016
/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer (Principal Executive Officer) and Director	February 26, 2016
/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 26, 2016

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2016

/s/ Steven F. Udvar‑Hazy Steven F. Udvar‑Hazy	Lead Director	February 26, 2016

/s/ W. Steve Albrecht Steve Albrecht	Director	February 26, 2016

/s/ Henry J. Eyring Henry J. Eyring	Director	February 26, 2016

/s/ Meredith S. Madden Meredith S. Madden	Director	February 26, 2016

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 26, 2016

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 26, 2016

/s/ Keith E. Smith Keith E. Smith	Director	February 26, 2016

/s/ James L. Welch James L. Welch	Director	February 26, 2016