Form 10-Q
period 2016-03-31
SKYWEST INC
filed 2016-05-06
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common stock, no par value	51,387,426

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$246,765	$203,035
Marketable securities	187,323	286,668
Restricted cash	8,221	8,216
Income tax receivable	2,770	2,871
Receivables, net	80,053	62,162
Inventories, net	140,595	140,312
Prepaid aircraft rents	198,209	195,216
Deferred tax assets	102,804	100,730
Other current assets	17,951	18,360
Total current assets	984,691	1,017,570
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,325,637	5,242,790
Deposits on aircraft	38,150	38,150
Buildings and ground equipment	260,561	275,788
	5,624,348	5,556,728
Less-accumulated depreciation and amortization	(2,121,773)	(2,085,981)
Total property and equipment, net	3,502,575	3,470,747
OTHER ASSETS
Intangible assets, net	9,936	10,499
Non-current prepaid aircraft rents	261,599	229,180
Other assets	54,257	53,988
Total other assets	325,792	293,667
Total assets	$4,813,058	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2016	2015
CURRENT LIABILITIES:
Current maturities of long-term debt	$274,325	$268,667
Accounts payable	261,043	279,864
Accrued salaries, wages and benefits	131,561	138,291
Accrued aircraft rents	4,248	3,226
Taxes other than income taxes	15,234	17,176
Other current liabilities	42,972	40,802
Total current liabilities	729,383	748,026
OTHER LONG TERM LIABILITIES	54,283	56,191
LONG TERM DEBT, net of current maturities	1,664,766	1,659,234
DEFERRED INCOME TAXES PAYABLE	768,556	749,575
DEFERRED AIRCRAFT CREDITS	60,169	62,523
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 79,388,758 and 79,020,371 shares issued, respectively	645,908	641,643
Retained earnings	1,300,179	1,275,142
Treasury stock, at cost, 28,015,386 and 28,015,386 shares, respectively	(410,090)	(410,090)
Accumulated other comprehensive loss	(96)	(260)
Total stockholders’ equity	1,535,901	1,506,435
Total liabilities and stockholders’ equity	$4,813,058	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended
	2016	2015
OPERATING REVENUES:
Passenger	$744,390	$742,498
Ground handling and other	17,685	17,900
Total operating revenues	762,075	760,398
OPERATING EXPENSES:
Salaries, wages and benefits	305,557	302,845
Aircraft maintenance, materials and repairs	138,859	158,257
Aircraft rentals	67,124	70,412
Depreciation and amortization	67,801	65,691
Aircraft fuel	25,332	27,300
Ground handling services	20,984	23,973
Other, net	74,609	77,845
Total operating expenses	700,266	726,323
OPERATING INCOME	61,809	34,075
OTHER INCOME (EXPENSE):
Interest income	430	640
Interest expense	(17,725)	(18,465)
Total other expense, net	(17,295)	(17,825)
INCOME BEFORE INCOME TAXES	44,514	16,250
PROVISION FOR INCOME TAXES	17,422	6,630
NET INCOME	$27,092	$9,620
BASIC EARNINGS PER SHARE	$0.53	$0.19
DILUTED EARNINGS PER SHARE	$0.52	$0.18
Weighted average common shares:
Basic	51,218	51,457
Diluted	52,014	52,392

COMPREHENSIVE INCOME:
Net income	$27,092	$9,620
Net unrealized appreciation on marketable securities, net of taxes	15	301
TOTAL COMPREHENSIVE INCOME	$27,107	$9,921

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$34,544	$35,206
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(508,562)	(109,900)
Sales of marketable securities	608,058	147,830
Proceeds from the sale of aircraft, property and equipment	—	2,966
Acquisition of property and equipment:
Aircraft and rotable spare parts	(94,941)	(258,795)
Buildings and ground equipment	(3,460)	(6,905)
Increase in other assets	(2,164)	(11,906)
NET CASH USED IN INVESTING ACTIVITIES	(1,069)	(236,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	68,232	203,083
Principal payments on long-term debt	(57,196)	(39,528)
Net proceeds from issuance of common stock	2,006	857
Purchase of treasury stock	—	—
Increase in debt issuance cost	(747)	(2,028)
Payment of cash dividends	(2,040)	(2,047)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,255	160,337
Increase (decrease) in cash and cash equivalents	43,730	(41,167)
Cash and cash equivalents at beginning of period	203,035	132,275
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$246,765	$91,108
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized amounts	$16,547	$15,281
Income taxes	$684	$573

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results will likely differ, and may differ materially, from those estimates and assumptions. The Company reclassified certain prior period amounts to conform to the current period presentation.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”   (“ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017.  The FASB also proposed permitting early adoption of ASU No. 2014-09, but not before January 1, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company’s management is currently evaluating what the impact the adoption of ASU No. 2014-09 is anticipated to have on the Company’s consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU No. 2015-17”).  ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company’s management is currently evaluating the impact the adoption of ASU No. 2015-17 is anticipated to have on the Company’s consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718). (“ASU 2016-09”), ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company’s management is currently evaluating how the adoption of ASU 2016-09 will impact the Company’s Consolidated Financial Statements.

Note 2 — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements, “contract flying” or “capacity purchase agreements”) with Delta Air Lines Inc. (“Delta”), United Airlines Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”), the major airline generally pays the Company a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly-reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expense and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the three months ended March 31, 2016, approximately 95.8% of our ASMs were flown under fixed-fee arrangements. Ground handling revenue primarily consists of customer service functions such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines.

Under the Company’s revenue sharing arrangements (referred to as a “revenue-sharing” or “pro-rate” arrangement), the major airline and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline.  Revenue is recognized under the Company’s pro-rate flying agreements when each flight is completed based upon the portion of the pro-rate passenger fare the Company anticipates that it will receive for each completed flight. For the three months ended March 31, 2016, approximately 4.2% of our ASMs were flown under pro-rate arrangements.

Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

In the event that the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of the prior period’s approved rates, as adjusted to reflect any contract negotiations, and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. In the event the Company has a reimbursement dispute with a major airline partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly, quarterly or semi‑annual basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly.

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	48 20 36	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2022

ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	41 40 28	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2022

SkyWest Airlines Delta Connection Pro-rate Agreement (revenue-sharing arrangement)	•CRJ 200	21	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	57 69 41	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2027

ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	5 161	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2017

SkyWest Airlines United Express Pro-rate Agreement (revenue-sharing arrangement)	•CRJ 200	26	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 700 •E175	9 7	•CRJ 700 portion is scheduled to expire in 2016 •E175 portion is scheduled to expire in 2027

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200	12	• Scheduled to expire in 2016

SkyWest Airlines American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200	5	• Terminable with 120- day notice

ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200 • ERJ 145	11 16	• Scheduled to expire in 2017

ExpressJet American Pro-rate Agreement (revenue-sharing arrangement)	• CRJ 200	3	• Terminable with 120- day notice

When an aircraft is scheduled to be removed from a fixed-fee arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft.

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska, United and Delta to place additional Embraer E175 dual-class regional jet (“E175”) aircraft into service for those major airline partners.  As of March 31, 2016, the Company anticipated placing an additional 24 E175 aircraft with United, an additional thirteen E175 aircraft with Alaska and 19 E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place from April 2016 to June 2017.

The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi‑year rate reset provisions that became operative in 2010 and reset each fifth year thereafter. A rate reset period became effective on January 1, 2016. The parties have agreed to contractual rates effective for the SkyWest Airlines and ExpressJet Delta Connection Agreements for the 2016 calendar year.

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

Note 3 — Share-Based Compensation and Stock Repurchases

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors.  During the three months ended March 31, 2016, the Company granted options to purchase 200,020 shares of common stock under the SkyWest, Inc. 2010 Long-

Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the three months ended March 31, 2016.

Expected annual dividend rate	1.08%
Risk-free interest rate	1.53%
Average expected life (years)	5.7
Expected volatility of common stock	0.401
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.22

During the three months ended March 31, 2016, the Company granted 42,624 fully-vested shares of common stock to the Company’s directors. Additionally, during the three months ended March 31, 2016, the Company granted 370,022 restricted stock units and 179,251 restricted performance stock units to certain employees of the Company and its subsidiaries under the 2010 Incentive Plan.  Both the restricted stock and restricted performance stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain profit metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted performance stock units. Upon vesting, a restricted stock unit and a restricted performance stock unit will be replaced with a share of common stock. The fair value of the restricted stock unit and the restricted performance stock unit on the date of grant was $14.78 per share.

The Company records share-based compensation expense only for those options, restricted stock units and restricted performance stock units that are expected to vest.  The estimated fair value of the stock options, restricted stock units and restricted performance stock units is amortized over the applicable vesting periods.  During the three months ended March 31, 2016 and 2015, the Company recorded pre-tax share-based compensation expense of $2.3 million and $1.5 million, respectively.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three months ended March 31, 2016 and 2015, options to acquire 6,000 shares and 1,560,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended March 31,
	2016	2015
Numerator:
Net Income	$27,092	$9,620

Denominator:
Weighted average number of common shares outstanding	51,218	51,457
Effect of outstanding share-based awards	796	935
Weighted average number of shares for diluted net income per common share	52,014	52,392

Basic earnings per-share	$0.53	$0.19
Diluted earnings per-share	$0.52	$0.18

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in E175 aircraft acquisitions and the related aircraft debt financing, the Company’s chief operating decision maker started to analyze the flight operations of the Company’s E175 aircraft separately from the acquisition, ownership, financing costs and related revenue of the Company’s E175 aircraft.  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee flying contracts, and the depreciation and interest expense of the Company’s E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the activity of two CRJ200 aircraft leased to a third party. As a result of the change in segmentation, results for prior periods have been recast to conform to the current presentation.

The following represents the Company’s segment data for the three-month periods ended March 31, 2016 and 2015 (in thousands).

	Three months ended March 31, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$466,296	$267,807	$27,972	$762,075
Operating expense	414,084	273,619	12,563	700,266
Depreciation and amortization expense	34,331	21,267	12,203	67,801
Interest expense	6,659	2,123	8,943	17,725
Segment profit (loss) (1)	45,553	(7,935)	6,466	44,084
Identifiable intangible assets, other than goodwill	—	9,936	—	9,936
Total assets	2,292,792	1,301,331	1,218,935	4,813,058
Capital expenditures (including non-cash)	13,958	5,048	80,280	99,286

	Three months ended March 31, 2015
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$437,715	$308,557	$14,126	$760,398
Operating expense	399,969	319,251	7,103	726,323
Depreciation and amortization expense	37,688	21,662	6,341	65,691
Interest expense	9,721	4,356	4,388	18,465
Segment profit (loss) (1)	28,025	(15,050)	2,635	15,610
Identifiable intangible assets, other than goodwill	—	12,186	—	12,186
Total assets	2,404,877	1,418,703	767,626	4,591,206
Capital expenditures (including non-cash)	16,092	7,098	245,948	269,138

(1)	Segment profit (loss) is equal to operating income less interest expense

Note 6 — Commitments and Contingencies

As of March 31, 2016, the Company leased aircraft, as well as airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The  following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2016 (in thousands):

April through December 2016	$157,828
2017	192,385
2018	154,461
2019	121,126
2020	133,659
Thereafter	349,039
$1,108,498

As of March 31, 2016, the Company had a firm purchase commitment for 56 E175 aircraft with scheduled delivery dates from April 2016 to June 2017.

Note 7 — Fair Value Measurements

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

As of March 31, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$187,317	$—	$187,317	$—
Commercial paper	6	—	6	—
Asset backed securities	$187,323	$—	$187,323	$—
Cash, Cash Equivalents and Restricted Cash	254,986	254,986	—	—
Auction Rate Securities(1)	2,334	—	—	2,334
Total Assets Measured at Fair Value	$444,643	$254,986	$187,323	$2,334

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$286,637	$—	$286,637	$—
Commercial paper	31	—	31	—
Asset backed securities	$286,668	$—	$286,668	$—
Cash, Cash Equivalents and Restricted Cash	211,251	211,251	—	—
Auction Rate Securities(1)	2,321	—	—	2,321
Total Assets Measured at Fair Value	$500,240	$211,251	$286,668	$2,321

(1)	Auction rate securities are included in long-term “Other assets” in the Company’s unaudited condensed consolidated balance sheets

Based on market conditions, the Company uses a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing condensed consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2016 and December 31, 2015, the Company classified $187.3 million and $286.7 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of March 31, 2016 and December 31, 2015, the cost in the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities, net of amortized discounts, recorded as other assets) was $434.1 million and $489.9 million, respectively.  As of March 31, 2016 and December 31, 2015, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities recorded as other assets), was $434.1 million and $489.7 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate
Securities
Balance at January 1, 2016	$2,321
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	13
Transferred out	—
Settlements	—
Balance at March 31, 2016	$2,334

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $1,934.5 million as of March 31, 2016 and $1,939.8 million as of December 31, 2015, as compared to the carrying amount of $1,959.8 million as of March 31, 2016 and $1,948.8 million as of December 31, 2015.

Note 8 — Long-Term Debt

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance is effective in the first quarter of 2016 and allows for early adoption. We adopted this guidance January 1, 2016 on a retrospective basis. As a result $20.9 million of unamortized debt issuance costs that had been included in the Other assets line on the consolidated balance sheets as of December 31, 2015 are now presented as direct deductions from the carrying amounts of the related debt liabilities.

Long-term Debt consisted of the following as of March 31, 2016 and December 31, 2015 (in thousands).

	March 31, 2016	December 31, 2015
Total debt	$1,959,838	$1,948,803
Unamortized debt issue cost, net	(20,747)	(20,902)
Total debt, net of debt issue costs	$1,939,091	$1,927,901

During the three months ended March 31, 2016, the Company took delivery of three E175 aircraft, which the Company financed through $68.2 million of long-term debt.  The debt associated with the E175 aircraft delivered during the three months ended March 31, 2016 has a twelve-year term, due in quarterly installments with a fixed annual interest rate ranging from 3.6% to 3.8% and is secured by the E175 aircraft.

Note 9 — Income Taxes

The Company’s estimated annual effective tax rate for the three months ended March 31, 2016 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2016, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three month periods ended March 31, 2016 and 2015. Also discussed is our financial condition as of March 31, 2016 and December 31, 2015. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2016, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of March 31, 2016, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,200 total daily departures to destinations throughout North America. As of March 31, 2016, SkyWest Airlines and ExpressJet had a total fleet of 701 aircraft, of which 656 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	83	69	—	5	161	41	—	359
Delta	110	60	64	—	—	—	—	234
American	31	—	—	—	16	—	—	47
Alaska	—	9	—	—	—	7	—	16
Aircraft in scheduled service	224	138	64	5	177	48	—	656
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	10	1	—	4	2	—	26	43
Total	236	139	64	9	179	48	26	701

*As of March 31, 2016, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement, are owned aircraft in the process of being sold or are aircraft transitioning between flying code-share agreements with our major airline partners.

For the three months ended March 31, 2016, approximately 54.4% of our aggregate capacity was operated for United, approximately 35.7% was operated for Delta, approximately 5.3% was operated for Alaska and approximately 4.6% was operated for American.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of contract flying arrangements and our pro-rate flying arrangements. For the three months ended March 31, 2016, contract flying revenue and pro-rate revenue represented approximately 88% and 12%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures. On pro-rate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

First Quarter Summary

We had total operating revenues of $762.1 million for the three months ended March 31, 2016, a 0.2% increase, compared to total operating revenues of $760.4 million for the three months ended March 31, 2015. We had net income of $27.1 million, or $0.52 per diluted share, for the three months ended March 31, 2016, compared to a net income of $9.6 million or $0.18 per diluted share, for the three months ended March 31, 2015.

Significant items affecting our financial performance during the three months ended March 31, 2016 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the E175 aircraft, while reducing the number of less-profitable 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Additionally, in 2015, we completed the removal of all Embraer Brasilia EMB120 turboprop aircraft (“EMB120”) from our scheduled service. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, including the E175 aircraft, placed into service, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee flying contracts.

Despite the reduction in our fleet size and the related reduction in our block hour production, our total revenues increased $1.7 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  This was primarily driven by 29 aircraft added to profitable flying arrangements, improved contract rates from certain existing flying contracts, increased flying under our pro-rate arrangements and additional contract performance incentives earned as compared to the three months ended March 31, 2015. These improvements to revenue were significantly offset by the removal of 66 aircraft from unprofitable or less-profitable flying agreements since March 31, 2015.

Operating Expenses

Our total operating expenses decreased $26.1 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.  This decrease was primarily due to lower direct operating costs from fewer aircraft in service and a reduction in fuel costs, partially offset by additional crew training costs in anticipation of upcoming E175 aircraft deliveries, compared to the three months ended March 31, 2015.  Additional details regarding the reduction to our operating expenses are described in more detail in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of March 31, 2015, December 31, 2015 and March 31, 2016:

Aircraft in Service	March 31, 2015	December 31, 2015	March 31, 2016
CRJ200s	234	225	224
CRJ700s	139	139	138
CRJ900s	64	64	64
ERJ145/135s	215	187	182
E175s	29	45	48
EMB120s	12	—	—
Total	693	660	656

Changes in our fleet activity from March 31, 2015 to March 31, 2016 are summarized as follows:

•	SkyWest Airlines placed twelve E175 aircraft into service with United
•	SkyWest Airlines placed seven E175 aircraft into service with Alaska
•	ExpressJet placed ten ERJ145 aircraft into service with American
•	ExpressJet removed 43 ERJ145/135 aircraft from service with United
•	ExpressJet/SkyWest Airlines removed ten CRJ200 aircraft from service with multiple partners
•	ExpressJet removed one Canadair CRJ700 regional jet aircraft (“CRJ700”) from service with Delta
•	SkyWest Airlines removed twelve EMB120 aircraft from service with multiple partners

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2015, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2015.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

Other Accounting Items

Directly- reimbursed expenses under our fixed-fee arrangements. Under our fixed-fee arrangements, our major airline partners directly-reimburse us for certain operating expenses such as fuel, station rents and landing fees.  When we incur directly-reimbursed expenses under our fixed-fee arrangements, we record the reimbursement as passenger revenue. Thus, the price and volume volatility of directly-reimbursed expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

Reimbursement for engine overhaul expenses under our fixed-fee arrangements. Under certain of our fixed fee arrangements, we are directly-reimbursed for engine overhaul costs when incurred (“Directly-Reimbursed Engine Contracts”).  Under our other fixed-fee flying arrangements, we are paid fixed hourly rates intended to cover certain operating expenses, including engine overhaul costs (“Fixed-Rate Engine Contracts”).  Thus, the price and volume volatility of directly-reimbursed engine expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

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

Fixed-fee flying contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (ERJ145)	Partner pays directly to vendor	Not applicable

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers”- (“ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017.  The FASB also proposed permitting early adoption of ASU No. 2014-09, but not before January 2, 2017.  Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. Our management is currently evaluating what the impact the adoption of ASU No. 2014-09 is anticipated to have on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (ASU No. 2015-17).  ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Our management is currently evaluating the impact the adoption of ASU 2015-17 is anticipated to have on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Our management is currently evaluating the impact of adopting ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). (“ASU 2016-09”). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. Our management is currently evaluating how the adoption of ASU 2016-09 will impact our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2016 and 2015

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	Three Months Ended March 31,
	2016		2015		% Change
Revenue passenger miles (000)	6,721,216		6,967,911		(3.5)%
Available seat miles (“ASMs”) (000)	8,506,355		8,692,116		(2.1)%
Block hours	486,872		516,774		(5.8)%
Departures	286,475		304,599		(6.0)%
Passengers carried	12,668,546		13,190,537		(4.0)%
Passenger load factor	79.0%		80.2%		(1.2)	pts
Revenue per available seat mile	9.0	¢	8.7	¢	3.0%
Cost per available seat mile	8.4	¢	8.6	¢	(2.3)%
Average passenger trip length (miles)	531		528		0.6%

Revenues.  Total operating revenues increased $1.7 million, or 0.2%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. This increase in total operating revenues was primarily driven by 29 aircraft added to profitable flying arrangements, improved contract rates from certain existing flying contracts, increased flying under our pro-rate arrangements and additional contract performance incentives earned compared to the three months ended March 31, 2015. These improvements to revenue were significantly offset by the removal of 66 aircraft from unprofitable or less-profitable flying arrangements that resulted in a net reduction in our fleet size and related production compared to the three months ended March 31, 2015.

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

Passenger revenues.  Under our fixed-fee flying contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Passenger revenues	$744,390	$742,498	$1,892	0.3%
Less: directly-reimbursed fuel from airline partners	10,491	8,953	1,538	17.2%
Less: directly-reimbursed landing fee and station rent from airline partners	2,439	5,753	(3,314)	(57.6)%
Less: directly-reimbursed engine maintenance from airline partners	17,565	29,784	(12,219)	(41.0)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$713,895	$698,008	$15,887	2.3%

Passenger revenues (excluding fuel, landing fee, station rent and engine overhaul directly-reimbursed expenses from our major airline partners) increased $15.9 million, or 2.3%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.   The increase in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by 29 aircraft added to profitable flying arrangements, improved contract rates from certain existing flying contracts, increased flying under our pro-rate arrangements and additional contract performance incentives earned compared to the three months ended March 31, 2015. These improvements to revenue were significantly offset by the removal of 66 aircraft from unprofitable flying or less profitable flying arrangements that resulted in a net reduction in our fleet size and related production compared to the three months ended March 31, 2015.

Our passenger revenue attributed to our directly-reimbursed fuel expense, landing fee, station rent and engine overhaul expenses decreased by $14.0 million, or 31.5%, during the three months ended March 31, 2016, from the three months ended March 31, 2015. This decrease in directly-reimbursed expenses was due primarily to a reduction in directly-reimbursed engine events and an increase in our major airline partners paying landing fee and station rents directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues decreased $0.2 million, or 1.2%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease was primarily related to decreases in flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per available seat mile (“ASM”) (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$305,557	$302,845	$2,712	0.9%	3.6	3.5
Aircraft maintenance, materials and repairs	138,859	158,257	(19,398)	(12.3)%	1.6	1.8
Aircraft rentals	67,124	70,412	(3,288)	(4.7)%	0.8	0.8
Depreciation and amortization	67,801	65,691	2,110	3.2%	0.8	0.8
Aircraft fuel	25,332	27,300	(1,968)	(7.2)%	0.3	0.3
Ground handling services	20,984	23,973	(2,989)	(12.5)%	0.2	0.3
Other	74,609	77,845	(3,236)	(4.2)%	0.9	0.9
Total operating expenses	$700,266	$726,323	$(26,057)	(3.6)%	8.2	8.4
Interest expense	17,725	18,465	(740)	(4.0)%	0.2	0.2
Total airline expenses	$717,991	$744,788	$(26,797)	(3.6)%	8.4	8.6

Salaries wages and employee benefits.  Salaries, wages and employee benefits increased $2.7 million, or 0.9%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase in salaries, wages and employee benefits was primarily due to an increase in crew training costs for the anticipated E175 deliveries, higher crew compensation costs resulting from labor agreements executed since March 31, 2015, and an increase in employee benefit costs compared to the three months ended March 31, 2015, which was partially offset by the decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $19.4 million, or 12.3%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$138,859	$158,257	$(19,398)	(12.3)%
Less: directly-reimbursed engine maintenance from airline partners	17,565	29,784	(12,219)	(41.0)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$121,294	$128,473	$(7,179)	(5.6)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $7.2 million, or 5.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 5.8%.

Aircraft rentals.  Aircraft rentals decreased $3.3 million, or 4.7%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in aircraft rentals was primarily due to a reduction of our fleet size that were financed through leases subsequent to March 31, 2015.

Depreciation and amortization.  Depreciation and amortization expense increased $2.1 million, or 3.2%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase in depreciation and amortization expense was primarily due to the purchase of 19 E175 aircraft and spare engines subsequent to March 31, 2015, which was partially offset by the removal of owned aircraft during the same period.

Aircraft Fuel.  Fuel costs decreased $2.0 million, or 7.2%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee flying arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$25,332	$27,300	$(1,968)	(7.2)%
Less: directly-reimbursed fuel from airline partners	10,491	8,953	1,538	17.2%
Aircraft fuel less directly-reimbursed fuel from airline partners	$14,841	$18,347	$(3,506)	(19.1)%

The decrease in fuel cost (less directly-reimbursed fuel) was primarily due to the decrease in our average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense.  The increase in gallons we purchased was due to an increase in the number of pro-rate flights we operated and additional gallons we purchased under certain of our fixed-fee flying contracts. The average fuel cost per gallon was $1.49 and $2.23 for the three months ended March 31, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	17,032	12,241	39.1%
Fuel expense	$25,332	$27,300	(7.2)%

Ground handling service.  Ground handling service expense decreased $3.0 million, or 12.5%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Ground handling service expense includes airport-related customer service costs, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to March 31, 2015.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, crew simulator training, crew per diem, and crew hotel costs, decreased $3.2 million, or 4.2%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  This decrease was primarily due to the reduction in directly-reimbursed landing fee and station rent expense during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. Under our fixed-fee flying arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee flying arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Other operating expenses	$74,609	$77,845	$(3,236)	(4.2)%
Less: directly-reimbursed landing fee and station rent from airline partners	2,439	5,753	(3,314)	(57.6)%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$72,170	$72,092	$78	0.1%

The increase in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to an increase in crew hotel costs partially offset by the decrease, in the fleet size and in other operating costs that resulted from the reduction in departures.

Interest Expense. Interest expense decreased $0.7 million, or 4.0%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease was primarily due to the refinancing of certain debt at lower rates and early payoff of certain other debt subsequent to March 31, 2015. These decreases were partially offset by additional interest expense associated with the E175 aircraft added to our fleet since March 31, 2015 that were debt financed.

Total airline expense.  Primarily due to factors described above total airline expense (consisting of total operating expense and interest expense) decreased $26.8 million, or 3.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Total airline expense	$717,991	$744,788	(26,797)	(3.6)%
Less: directly-reimbursed fuel from airline partners	10,491	8,953	1,538	17.2%
Less: directly-reimbursed landing fee and station rent from airline partners	2,439	5,753	(3,314)	(57.6)%
Less: directly-reimbursed engine maintenance from airline partners	17,565	29,784	(12,219)	(41.0)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$687,496	$700,298	(12,802)	(1.8)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $12.8 million, or 1.8%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The overall decrease was primarily related to the reduction in fleet size, including a 5.8% reduction in block hours during the three months ended March 31, 2016 compared to the three months ended March 31, 2015, which was partially offset by an increase in labor costs.

Income taxes. Our provision for income taxes was 39.1% and 40.8% for the three months ended March 31, 2016 and 2015, respectfully. Our estimated annual effective tax rate for the three months ended March 31, 2016 and 2015 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

Net income.  Primarily due to factors described above, we generated net income of $27.1 million, or $0.52 per diluted share, for the three months ended March 31, 2016, compared to a net income of $9.6 million, or $0.18 per diluted share, for the three months ended March 31, 2015.

Our Business Segments

Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in E175 aircraft acquisitions and the related aircraft debt financing, our chief operating decision maker started to analyze the flight operations of our E175 aircraft separately from the acquisition, ownership financing costs and related revenue.  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to our E175 aircraft ownership cost earned under the applicable fixed-fee flying contracts, and the depreciation and interest expense of our E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the income from two CRJ200 aircraft leased to a third party. As a result of the change in segmentation, results for prior periods have been recast to conform to the current presentation.

	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$466,296	$437,715	$28,581	6.5%
ExpressJet operating revenues	267,807	308,557	(40,750)	(13.2)%
SkyWest Leasing operating revenues	27,972	14,126	13,846	98.0%
Total Operating Revenues	$762,075	$760,398	$1,677	0.2%
Airline Expenses:
SkyWest Airlines airline expense	$420,743	$409,690	$11,053	2.7%
ExpressJet airlines expense	275,742	323,607	(47,865)	(14.8)%
SkyWest Leasing airline expense	21,506	11,491	10,015	87.2%
Total Airline Expense(1)	$717,991	$744,788	$(26,797)	(3.6)%
Segment profit (loss):
SkyWest Airlines segment profit	$45,553	$28,025	$17,528	62.5%
ExpressJet segment loss	(7,935)	(15,050)	7,115	(47.3)%
SkyWest Leasing profit	6,466	2,635	3,831	145.4%
Total Segment Profit	$44,084	$15,610	$28,474	182.4%
Interest Income	430	640	(210)	(32.8)%
Consolidated Income Before Taxes	$44,514	$16,250	$28,264	173.9%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $17.5 million, or 62.5%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. SkyWest Airlines block hour production increased to 271,536, or 6.3% for the three months ended March 31, 2016, from 255,396 for the three months ended March 31, 2015 primarily due to the additional block hour production from the new E175 aircraft added subsequent to March 31, 2015, which was partially offset by a reduction in block hour production from removing the EMB120 aircraft type from service subsequent to March 31, 2015.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $28.6 million, or 6.5%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to our additional E175 aircraft operations and improved contract performance incentives, partially offset by the elimination of our EMB120 aircraft pro-rate operations subsequent to March 31, 2015.

SkyWest Airlines Airline Expense increased by $11.1 million, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $15.6 million, or 10.2%, for the three months ended March 31, 2016, compared to the corresponding period of 2015, primarily due to the additional block hour production and due to a new pilot compensation package put in place subsequent to March 31, 2015 and related crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ ground handling service expense decreased $1.5 million, or 8.0%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in ground handling service expense was primarily due to a reduction in deicing events in SkyWest Airlines’ pro-rate operations in comparison with the three months ended March 31, 2015.

•

SkyWest Airlines’ fuel expense (excluding directly-reimbursed fuel expense under its fixed-fee arrangements) decreased $3.1 million, or 17.1%, compared to the three months ended March 31, 2015.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.53 and $2.23 for the three months ended March 31, 2016 and 2015, respectively.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $3.2 million, or 4.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The increase was primarily attributable to an increase in scheduled maintenance events and the replacement and repair of aircraft parts and components.

•

SkyWest Airlines’ depreciation and amortization expense, decreased by $3.4 million, or 9.8%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease was primarily attributable to the elimination of EMB120 aircraft-related depreciation, due to our removal of the EMB120 aircraft from service.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $7.1 million, or 47.3%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. ExpressJet’s block hour production decreased to 215,336, or 17.6%, for the three months ended March 31, 2016, from 261,378 for the three months ended March 31, 2015, primarily due to the removal of ERJ145 aircraft previously operated under ExpressJet’s United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $40.7 million, or 13.2% during the three months ended March 31, 2016, compared to the corresponding period of 2015.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate increases under certain fixed-fee flying contracts effective January 1, 2016 and higher completion rates.

ExpressJet’s Airline Expense decreased $47.9 million, or 14.8%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease in ExpressJet Airlines Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $12.9 million, or 8.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to March 31, 2015 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by a new pilot compensation package put in place subsequent to March 31, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $22.2 million, or 24.8%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015.  The decrease was primarily due to the decrease in fleet size subsequent to March 31, 2015, a decrease in the number of directly-reimbursed engine events and maintenance cost saving initiatives.

•

ExpressJet’s aircraft rental expenses decreased $3.2 million, or 16.7%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the termination of aircraft leases on CRJ200 aircraft since March 31, 2015.

•

ExpressJet’s ground handling services expenses decreased $1.4 million, or 31.0%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a decrease in scheduled production that resulted from a reduction in fleet size.

•

ExpressJet’s other airline expense decreased $5.2 million, or 15.4%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to a decrease in scheduled production subsequent to March 31, 2015.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $3.8 million during the three months ended March 31, 2016, compared to the three months ended March 31, 2015, primarily due to the E175 aircraft added to the fleet subsequent to March 31, 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2016 and 2015, and our total cash and marketable securities positions as of March 31, 2016 and December 31, 2015 (in thousands).

	For the three months ended March 31,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$34,544	$35,206	$(662)	(1.9)%
Net cash used in investing activities	(1,069)	(238,738)	237,669	(99.6)%
Net cash provided by financing activities	10,255	162,365	(152,110)	(93.7)%

	March 31,	December 31,
	2016	2015	$ Change	% Change
Cash and cash equivalents	$246,765	$203,035	$43,730	21.5%
Restricted cash	8,221	8,216	5	0.1
Marketable securities	187,323	286,668	(99,345)	(34.7)%
Total	$442,309	$497,919	$(55,610)	(11.2)%

Cash Flows from Operating Activities.

Net cash provided by operating activities decreased $0.7 million, or 1.9%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in net cash provided by operating activities was primarily due to cash used in working capital accounts, which was partially offset by the increase in income before income taxes for the three months ended March 31, 2016, compared the three months ended March 31, 2015.

Cash Flows used in Investing Activities.

Net cash used in investing activities decreased $237.7 million, or 99.6%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease in cash used in investing activities was primarily due to the acquisition of three E175 aircraft and related rotable spare assets during the three months ended March 31, 2016 compared to the acquisition of nine E175 aircraft during the three months ended March 31, 2015, which represented a decrease of $163.9 million.  Additionally, during the three months ended March 31, 2016, net sales of marketable securities provided $61.6 million more cash than the three months ended March 31, 2015.  The remaining difference in cash flows from investing activities was primarily related to less cash used for purchases of additional ground equipment and other investing activities.

Cash Flows provided by Financing Activities.

Net cash provided by financing activities decreased $152.1 million or 93.7%, during the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The decrease was primarily related to proceeds from the issuance of long-term debt of $68.2 million associated with three E175 aircraft acquired during the three months ended March 31, 2016, compared to the proceeds from issuance of debt of $203.1 million associated with nine E175 aircraft acquired during the three months ended March 31, 2015.  During the three months ended March 31, 2016, we used an additional $17.7 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired after March 31, 2015.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2016, our total capital mix was 48.0% equity and 52.0% long-term debt, compared to 47.6% equity and 52.4% long-term debt at December 31, 2015.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	April - 2016	2017	2018	2019	2020	Thereafter
Operating lease payments for aircraft and facility obligations	$1,108,498	$157,828	$192,385	$154,461	$121,126	$133,659	$349,039
Firm aircraft and spare engine commitments	1,626,338	983,408	642,930	—	—	—	—
Interest commitments(A)	343,801	54,104	62,296	53,111	44,510	36,321	93,459
Principal maturities on long-term debt	1,959,838	218,275	253,371	235,599	229,000	188,912	834,681
Total commitments and obligations	$5,038,475	$1,413,615	$1,150,982	$443,171	$394,636	$358,892	$1,277,179

(A)	At March 31, 2016, we had variable rate notes representing 11.2% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2014, we announced our execution of an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of March 31, 2016, we had taken delivery of 48 E175s. We anticipate taking delivery of the remaining 56 E175s covered by the firm order by June 2017.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2016, we had 481 aircraft under lease with remaining terms ranging from one year or less to ten years. Future minimum lease payments due under all long-term operating leases were approximately $1.1 billion at March 31, 2016. Assuming a 4.89% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $0.9 billion at March 31, 2016.

Long-term Debt Obligations

As of March 31, 2016, we had $2.0 billion of long-term debt obligations related to the acquisition of CRJ200s, CRJ700s, CRJ900s, E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.7% at March 31, 2016.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our pro-rate operations. For the three months ended March 31, 2016, approximately 4.2% of our ASMs were flown under pro-rate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our pro-rate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $4.0 million in fuel expense for the three months ended March 31, 2016.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2016, we had variable rate notes representing 11.2% of our total long-term debt compared to 12.1% of our long-term debt at December 31, 2015. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $0.6 million in interest expense and received $1.2 million in additional interest income for the three months ended March 31, 2016. However, under our contractual arrangements with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $0.6 million less in interest expense and received $1.2 million less in interest income for the three months ended March 31, 2016. If interest rates were to decline, our major airline partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major airline partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive income.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft financing interest rates.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2016, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2016, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, other than modifications to the following risk factors:

The supply of pilots to the airline industry is limited and may negatively affect our operations and financial condition.

On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increase the required training time for new commercial pilots. In recent years, we have also experienced a reduction in pilot applicants with previous military experience. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. Additionally, major airlines may significantly increase the number of pilots hired from regional carriers due to the number of pilots at the major airlines reaching the statutory mandatory retirement age of 65 years.  These factors may cause our pilot attrition rates to be higher than our ability to hire and retain replacement pilots.  If we are unable to maintain a sufficient number of eligible pilots to operate our scheduled flights, we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under our flying contracts with those partners and may our operations and financial results could be materially and adversely affected.

Additionally, changes in our projected number of available pilots and attrition rates may impact our fleet planning decisions.  If actual pilot availability or our actual pilot attrition rates are materially different than our existing projections, our operations and financial results could be materially and adversely affected as a result of underutilization of aircraft.

We have aircraft lease and debt commitments that extend beyond our existing fixed-fee contractual term on certain aircraft.

Under our fixed-fee arrangements with multiple major airline partners we have a total of 20 CRJ700s with contract expirations during 2016. Our underlying lease or debt financing obligations associated with these aircraft are scheduled to terminate between 2018 and 2024 on an aircraft-by-aircraft basis.  We may not be successful in extending the flying contract terms on these aircraft with our major airline partners at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft at acceptable economic terms, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. In the event we are unable to extend the flying contract terms at similar or improved economics for these aircraft upon each respective contract’s expiration, or if we pursue alternative uses for these aircraft that result in reduced economics than our current flying contracts, we may have non-cash and cash special charges, direct transition costs such as livery changes, and other related costs that could adversely affect our financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has previously authorized the repurchase of our common stock in the public market. As of March 31, 2016, our Board of Directors has not authorized additional repurchases of our common stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer

d