Form 10-Q
period 2016-06-30
SKYWEST INC
filed 2016-08-05
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14719

SKYWEST, INC.

Incorporated under the laws of Utah	87-0292166
(I.R.S. Employer ID No.)

444 South River Road

St. George, Utah 84790

(435) 634-3000

(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, no par value	51,541,399

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$227,982	$203,035
Marketable securities	276,577	286,668
Restricted cash	8,227	8,216
Income tax receivable	1,677	2,871
Receivables, net	62,380	62,162
Inventories, net	140,881	140,312
Prepaid aircraft rents	182,661	195,216
Deferred tax assets	114,834	100,730
Other current assets	12,799	18,360
Total current assets	1,028,018	1,017,570
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,528,654	5,242,790
Deposits on aircraft	38,150	38,150
Buildings and ground equipment	264,286	275,788
	5,831,090	5,556,728
Less-accumulated depreciation and amortization	(2,173,644)	(2,085,981)
Total property and equipment, net	3,657,446	3,470,747
OTHER ASSETS
Intangible assets, net	9,374	10,499
Non-current prepaid aircraft rents	250,239	229,180
Other assets	51,808	53,988
Total other assets	311,421	293,667
Total assets	$4,996,885	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2016	2015
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$276,901	$268,667
Accounts payable	256,132	279,864
Accrued salaries, wages and benefits	143,272	138,291
Accrued aircraft rents	3,397	3,226
Taxes other than income taxes	18,019	17,176
Other current liabilities	43,069	40,802
Total current liabilities	740,790	748,026
OTHER LONG TERM LIABILITIES	52,469	56,191
LONG TERM DEBT, net of current maturities	1,762,916	1,659,234
DEFERRED INCOME TAXES PAYABLE	805,624	749,575
DEFERRED AIRCRAFT CREDITS	57,735	62,523
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 79,496,217 and 79,020,371 shares issued, respectively	649,624	641,643
Retained earnings	1,337,849	1,275,142
Treasury stock, at cost, 28,015,386 and 28,015,386 shares, respectively	(410,090)	(410,090)
Accumulated other comprehensive loss	(32)	(260)
Total stockholders’ equity	1,577,351	1,506,435
Total liabilities and stockholders’ equity	$4,996,885	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Passenger	$784,813	$773,107	$1,529,203	$1,515,605
Ground handling and other	16,525	15,310	34,211	33,210
Total operating revenues	801,338	788,417	1,563,414	1,548,815
OPERATING EXPENSES:
Salaries, wages and benefits	304,228	298,573	609,785	601,418
Aircraft maintenance, materials and repairs	142,289	156,319	281,149	314,576
Aircraft rentals	72,567	68,442	139,691	138,854
Depreciation and amortization	69,887	64,659	137,688	130,350
Aircraft fuel	32,306	31,192	57,638	58,492
Ground handling services	16,743	20,117	37,727	44,089
Other, net	79,181	79,183	153,790	157,028
Total operating expenses	717,201	718,485	1,417,468	1,444,807
OPERATING INCOME	84,137	69,932	145,946	104,008
OTHER INCOME (EXPENSE):
Interest income	485	697	915	1,336
Interest expense	(18,287)	(18,081)	(36,012)	(36,546)
Total other expense, net	(17,802)	(17,384)	(35,097)	(35,210)
INCOME BEFORE INCOME TAXES	66,335	52,548	110,849	68,798
PROVISION FOR INCOME TAXES	26,091	21,073	43,513	27,703
NET INCOME	$40,244	$31,475	$67,336	$41,095

BASIC EARNINGS PER SHARE	$0.78	$0.61	$1.31	$0.80
DILUTED EARNINGS PER SHARE	$0.77	$0.61	$1.29	$0.79
Weighted average common shares:
Basic	51,418	51,357	51,318	51,407
Diluted	52,194	51,971	52,104	52,182

COMPREHENSIVE INCOME:
Net income	$40,244	$31,475	$67,336	$41,095
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	213	(223)	228	78
TOTAL COMPREHENSIVE INCOME	$40,457	$31,252	$67,564	$41,173

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended June 30,
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$228,034	$168,807
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,061,392)	(337,375)
Sales of marketable securities	1,071,668	430,688
Proceeds from the sale of aircraft, property and equipment	—	5,719
Acquisition of property and equipment:
Aircraft and rotable spare parts	(314,657)	(503,317)
Buildings and ground equipment	(7,303)	(16,842)
Return of deposits on aircraft	—	2,300
Increase in other assets	(1,499)	(4,883)
NET CASH USED IN INVESTING ACTIVITIES	(313,183)	(423,710)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	248,966	432,568
Principal payments on long-term debt	(136,328)	(114,202)
Net proceeds from issuance of common stock	4,048	1,709
Purchase of treasury stock	—	(18,726)
Increase in debt issuance cost	(2,495)	(3,442)
Payment of cash dividends	(4,095)	(4,114)
NET CASH PROVIDED BY FINANCING ACTIVITIES	110,096	293,793
Increase in cash and cash equivalents	24,947	38,890
Cash and cash equivalents at beginning of period	203,035	132,275
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$227,982	$171,165
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized amounts	$35,887	$37,530
Income taxes	$741	$613

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three and six-month periods ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In April 2015, the FASB issued ASU 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance was effective in the first quarter of 2016. The Company adopted this guidance January 1, 2016 on a retrospective basis. As a result, $20.9 million of unamortized debt issuance costs that had been included in the Other assets line on the consolidated balance sheets as of December 31, 2015 are now presented as direct deductions from the carrying amounts of the related debt liabilities.

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company’s management currently anticipates the impact of adopting ASU No. 2015-17 to result in reducing the Company’s current deferred tax asset to zero with an offsetting reduction to the Company’s long-term deferred tax liabilities.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. ASU 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact the adoption of ASU 2016-02 is anticipated to have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU 2016-09”). ASU 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company’s management is currently evaluating the impact the adoption of ASU 2016-09 is anticipated to have on the Company’s consolidated financial statements.

Note 2 — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly-reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expense and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the six months ended June 30, 2016, approximately 95.6% of the Company’s available seat miles (“ASMs”) were flown under fixed-fee arrangements. Ground handling revenue primarily consists of customer service functions such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines.

Under the Company’s revenue sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. For the six months ended June 30, 2016, approximately 4.4% of the Company’s ASMs were flown under prorate arrangements.

Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

In the event that the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of the prior period’s approved rates, as adjusted to reflect any contract negotiations, and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines. In the event the Company has a reimbursement dispute with a major airline partner, the Company evaluates the dispute under its established revenue recognition criteria and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute. During the three months ended June 30, 2016, the Company had an $11.5 million favorable resolution of a flying agreement matter with one its major airline partners, which was reflected in revenue for the three months ended June 30, 2016.

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

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	49 23 36	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2022

ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	41 38 28	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2022

SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	21	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	55 59 47	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2027

ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	5 156	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2017, subject to two one-year extension provisions

SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	26	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 700 •E175	9 9	•CRJ 700 aircraft is scheduled to expire on an individual basis in 2016 •E175 aircraft is scheduled to expire in 2027

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700	13 7	• CRJ 200 aircraft is scheduled to expire in 2016 •CRJ 700 aircraft is scheduled to expire in 2020

SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	5	• Terminable with 120- day notice

ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200 • ERJ 145	11 14	• Scheduled to expire in 2017

ExpressJet American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	3	• Terminable with 120- day notice

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

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska, United and Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service for those major airline partners.  As of June 30, 2016, the Company anticipated placing an additional 18 E175 aircraft with United, an additional eleven E175 aircraft with Alaska and 19 E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place from July 2016 through the end of 2017.

The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi‑year rate reset provisions that became operative in 2010. A rate reset period became effective on January 1, 2016. The parties have agreed to contractual rates effective for the SkyWest Airlines and ExpressJet Delta Connection Agreements for the 2016 calendar year.

Other Revenue Items

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with its major airline partners, contract modifications resulting from contract renegotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major airline partners.

Note 3 — Share-Based Compensation and Stock Repurchases

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors.  During the six months ended June 30, 2016, the Company granted options to purchase 206,021 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the six months ended June 30, 2016.

Expected annual dividend rate	1.08%
Risk-free interest rate	1.53%
Average expected life (years)	5.7
Expected volatility of common stock	0.401
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.22

During the six months ended June 30, 2016, the Company granted 42,624 fully-vested shares of common stock to the Company’s directors. Additionally, during the six months ended June 30, 2016, the Company granted 380,197 restricted stock units and 183,416 restricted performance stock units to certain employees of the Company and its subsidiaries under the 2010 Incentive Plan.  Both the restricted stock and restricted performance stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain profit metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted performance stock units. Upon vesting, a restricted stock unit and a restricted performance stock unit will be replaced with a share of common stock. The fair value of the restricted stock unit and the restricted performance stock unit on the date of grant was $14.84 per share.

The Company records share-based compensation expense only for those options, restricted stock units and restricted performance stock units that are expected to vest.  The estimated fair value of the stock options, restricted stock units and restricted performance stock units is amortized over the applicable vesting periods.  During the six months ended June 30, 2016 and 2015, the Company recorded pre-tax share-based compensation expense of $3.9 million and $2.8 million, respectively.

The Company repurchased 1.25 million shares of its common stock for $18.7 million during the six months ended June 30, 2015.  The Company did not repurchase any shares of its common stock during the six months ended June 30, 2016.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three and six months ended June 30, 2016, options to acquire zero shares and 6,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the three and six months ended June 30, 2015, options to acquire 459,000 shares and 2,019,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator:
Net Income	$40,244	$31,475	$67,336	$41,095

Denominator:
Weighted average number of common shares outstanding	51,418	51,357	51,318	51,407
Effect of outstanding share-based awards	776	614	786	775
Weighted average number of shares for diluted net income per common share	52,194	51,971	52,104	52,182

Basic earnings per-share	$0.78	$0.61	$1.31	$0.80
Diluted earnings per-share	$0.77	$0.61	$1.29	$0.79

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in E175 aircraft acquisitions and the related aircraft debt financing, the Company’s chief operating decision maker started to analyze the flight operations of the Company’s E175 aircraft (includes operating costs and revenue associated with the operating costs) separately from the acquisition, ownership, financing costs and related revenue of the Company’s E175 aircraft (includes depreciation expense, interest expense and revenue associated with the Company’s ownership cost in the E175 aircraft).  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee contracts, and the depreciation and interest expense of the Company’s E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest

Leasing” segment additionally includes the activity of two CRJ200 aircraft leased to a third party. As a result of the change in segmentation, results for prior periods have been recast to conform to the current presentation.

The following represents the Company’s segment data for the three-month periods ended June 30, 2016 and 2015 (in thousands).

	Three months ended June 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$504,107	$266,241	$30,990	$801,338
Operating expense	428,142	274,856	14,203	717,201
Depreciation and amortization expense	34,585	21,460	13,842	69,887
Interest expense	6,754	1,617	9,916	18,287
Segment profit (loss) (1)	69,211	(10,232)	6,871	65,850
Identifiable intangible assets, other than goodwill	—	9,374	—	9,374
Total assets	2,160,421	1,418,365	1,418,099	4,996,885
Capital expenditures (including non-cash)	7,927	2,002	212,745	222,674

	Three months ended June 30, 2015
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$463,987	$305,092	$19,338	$788,417
Operating expense	404,341	305,590	8,554	718,485
Depreciation and amortization expense	34,784	21,681	8,194	64,659
Interest expense	9,151	2,477	6,453	18,081
Segment profit (loss) (1)	50,495	(2,975)	4,331	51,851
Identifiable intangible assets, other than goodwill	—	11,623	—	11,623
Total assets	2,389,519	1,428,819	996,928	4,815,266
Capital expenditures (including non-cash)	7,473	6,052	237,496	251,021

(1)	Segment profit (loss) is equal to operating income less interest expense

The following represents the Company’s segment data for the six-month periods ended June 30, 2016 and 2015 (in thousands).

	Six months ended June 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$970,403	$534,048	$58,963	$1,563,414
Operating expense	842,226	548,475	26,767	1,417,468
Depreciation and amortization expense	68,916	42,727	26,045	137,688
Interest expense	13,413	3,740	18,859	36,012
Segment profit (loss) (1)	114,764	(18,167)	13,337	109,934
Identifiable intangible assets, other than goodwill	—	9,374	—	9,374
Total assets	2,160,421	1,418,365	1,418,099	4,996,885
Capital expenditures (including non-cash)	21,885	7,050	293,025	321,960

	Six months ended June 30, 2015
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$901,702	$613,649	$33,464	$1,548,815
Operating expense	804,309	624,841	15,657	1,444,807
Depreciation and amortization expense	72,472	43,343	14,535	130,350
Interest expense	18,872	6,833	10,841	36,546
Segment profit (loss) (1)	78,521	(18,025)	6,966	67,462
Identifiable intangible assets, other than goodwill	—	11,623	—	11,623
Total assets	2,389,519	1,428,819	996,928	4,815,266
Capital expenditures (including non-cash)	23,565	13,150	483,444	520,159

(1)	Segment profit (loss) is equal to operating income less interest expense

Note 6 — Commitments and Contingencies

As of June 30, 2016, the Company leased aircraft, as well as airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2016 (in thousands):

July through December 2016	$102,521
2017	193,838
2018	155,540
2019	121,951
2020	134,358
Thereafter	349,039
$1,057,247

As of June 30, 2016, the Company had a firm purchase commitment for 48 E175 aircraft with scheduled delivery dates from July 2016 through the end of 2017.

Note 7 — Fair Value Measurements

The Company holds certain assets that are required to be measured at fair value in accordance with GAAP. The Company determined the fair value of these assets based on the following three levels of inputs:

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

As of June 30, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$276,561	$—	$276,561	$—
Commercial paper	16	—	16	—
Asset backed securities	$276,577	$—	$276,577	$—
Cash, Cash Equivalents and Restricted Cash	236,209	236,209	—	—
Auction Rate Securities(1)	2,364	—	—	2,364
Total Assets Measured at Fair Value	$515,150	$236,209	$276,577	$2,364

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$286,637	$—	$286,637	$—
Commercial paper	31	—	31	—
Asset backed securities	$286,668	$—	$286,668	$—
Cash, Cash Equivalents and Restricted Cash	211,251	211,251	—	—
Auction Rate Securities(1)	2,321	—	—	2,321
Total Assets Measured at Fair Value	$500,240	$211,251	$286,668	$2,321

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2016.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2016 and December 31, 2015, the Company classified $276.6 million and $286.7 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of June 30, 2016 and December 31, 2015, the cost in the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities, net of amortized discounts, recorded as other assets) was $504.5 million and $489.9 million, respectively.  As of June 30, 2016 and December 31, 2015, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities, net of amortized discounts, recorded as other assets), was $504.6 million and $489.7 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate
Securities
Balance at January 1, 2016	$2,321
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	43
Transferred out	—
Settlements	—
Balance at June 30, 2016	$2,364

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,049.3 million as of June 30, 2016 and $1,939.8 million as of December 31, 2015, as compared to the carrying amount of $2,061.7 million as of June 30, 2016 and $1,948.8 million as of December 31, 2015.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of June 30, 2016 and December 31, 2015 (in thousands).

	June 30, 2016	December 31, 2015
Current portion long-term debt	$280,220	$272,027
Long-term debt net of current maturities	1,781,445	1,676,776
Total long-term debt (including current portion)	$2,061,665	$1,948,803
Unamortized debt issue cost, net	(21,848)	(20,902)
Total long-term debt, net of debt issue costs	$2,039,817	$1,927,901

During the three months ended June 30, 2016, the Company took delivery of eight E175 aircraft, which the Company financed through $180.7 million of long-term debt. During the six months ended June 30, 2016, the Company took delivery of eleven E175 aircraft, which the Company financed through $247.8 million of long-term debt.  The debt associated with the E175 aircraft delivered during the six months ended June 30, 2016 has a twelve-year term, due in quarterly installments with a fixed annual interest rate ranging from 3.4% to 3.8% and is secured by the E175 aircraft.

During the three months ended June 30, 2016, the Company increased its line of credit with a bank from $25 million to $75 million. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of June 30, 2016, the Company was in compliance with the line of credit covenants and had no borrowings outstanding under the facility. However, at June 30, 2016, the Company had $6.8 million in letters of credit issued under the facility which reduced the amount available under the facility to $68.2 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.0% at June 30, 2016).

Note 9 — Income Taxes

The Company’s estimated annual effective tax rate for the three and six months ended June 30, 2016 was 39.3%. The Company’s effective tax rate for the three and six months ended June 30, 2016, varied from the federal statutory rate of 35% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2016, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2016 and 2015. Also discussed is our financial condition as of June 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2016, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contract relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) our objectives, expectations, estimates, intentions and other statements that are not historical facts.  All forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will likely vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on the operations of SkyWest or ExpressJet;  fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest’s operating airlines conduct flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; the ability to attract and retain qualified pilots; the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of June 30, 2016, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,200 total daily departures to destinations throughout North America. As of June 30, 2016, SkyWest Airlines and ExpressJet had a total fleet of 694 aircraft, of which 655 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	81	59	—	5	156	47	—	348
Delta	111	61	64	—	—	—	—	236
American	32	7	—	—	14	—	—	53
Alaska	—	9	—	—	—	9	—	18
Aircraft in scheduled service	224	136	64	5	170	56	—	655
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	6	3	—	4	3	—	21	37
Total	232	139	64	9	173	56	21	694

*As of June 30, 2016, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement, are owned Embraer Brasilia EMB120 turboprop aircraft (“EMB120s”)  in the process of being sold or are aircraft transitioning between flying code-share agreements with our major airline partners.

For the six months ended June 30, 2016, approximately 53.8% of our aggregate capacity was operated for United, approximately 35.9% was operated for Delta, approximately 5.5% was operated for American and approximately 4.8% was operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue sharing arrangements (referred to as “prorate arrangements”). For the six months ended June 30, 2016, contract flying revenue and prorate revenue represented approximately 86.7% and 13.3%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours, flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Second Quarter Summary

We had total operating revenues of $801.3 million for the three months ended June 30, 2016, a 1.6% increase, compared to total operating revenues of $788.4 million for the three months ended June 30, 2015. We had net income of $40.2 million, or $0.77 per diluted share, for the three months ended June 30, 2016, compared to net income of $31.5 million or $0.61 per diluted share, for the three months ended June 30, 2015.

Significant items affecting our financial performance during the three months ended June 30, 2016 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less-profitable 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Additionally, in 2015, we completed the removal of all EMB120s from our scheduled service. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, including the E175 aircraft, placed into service, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Despite the reduction in our fleet size and the related reduction in our block hour production, our total revenues increased $12.9 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

This was primarily driven by an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners. The remaining net increase was primarily attributable to the addition of 18 E175 aircraft to flying arrangements and improved rates under certain existing arrangements as compared to the three months ended June 30, 2015. These improvements to revenue were significantly offset by the removal of a net 36 CRJ200s and ERJ145s aircraft from unprofitable or less-profitable flying agreements since June 30, 2015.

Operating Expenses

Our total operating expenses decreased $1.3 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.  This decrease was primarily due to lower direct operating costs from fewer aircraft in service and a reduction in fuel costs, significantly offset by $10.1 million of early aircraft lease termination costs for three Canadair CRJ700’s regional jet aircraft (“CRJ700”) that were removed from operations along with additional crew training costs in anticipation of upcoming E175 aircraft deliveries, compared to the three months ended June 30, 2015.  Additional details regarding the reduction to our operating expenses are described in more detail in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of June 30, 2015, December 31, 2015 and June 30, 2016:

Aircraft in Service	June 30, 2015	December 31, 2015	June 30, 2016
CRJ200s	234	225	224
CRJ700s	139	139	136
CRJ900s	64	64	64
ERJ145/135s	201	187	175
E175s	38	45	56
EMB120s	—	—	—
Total	676	660	655

Changes in our fleet activity from June 30, 2015 to June 30, 2016 are summarized as follows:

Aircraft available for scheduled service at June 30, 2015:		676
Additions/Redeployed:
New E175 aircraft added with United:	12
New E175 aircraft added with Alaska:	6
Redeployed (transitioned) CRJ700 aircraft with multiple partners:	11
Redeployed (transitioned) CRJ200 aircraft with multiple partners:	10
Total Additions/Redeployed:		39
Removals:
ERJ145 aircraft removed from service with United:	(24)
ERJ145 aircraft removed from service with American:	(2)
CRJ200 aircraft removed from service with multiple partners:	(20)
CRJ700 aircraft removed from service with United:	(11)
CRJ700 aircraft removed from service with Delta:	(3)
Total Removals:		(60)
Aircraft available for scheduled service at June 30, 2016:		655

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

Other Accounting Items

Directly-reimbursed expenses under our fixed-fee arrangements. Under our fixed-fee arrangements, our major airline partners directly reimburse us for certain operating expenses such as fuel, station rents and landing fees.  When we incur directly-reimbursed expenses under our fixed-fee arrangements, we record the reimbursement as passenger revenue. Thus, the price and volume volatility of directly-reimbursed expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

Reimbursement for engine overhaul expenses under our fixed-fee arrangements. Under certain of our fixed fee arrangements, we are directly-reimbursed for engine overhaul costs when incurred (“Directly-Reimbursed Engine Contracts”).  Under our other fixed-fee arrangements, we are paid fixed hourly rates intended to cover certain operating expenses, including engine overhaul costs (“Fixed-Rate Engine Contracts”).  Thus, the price and volume volatility of directly-reimbursed engine expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

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

The table below summarizes how we are compensated by our major airline partners under our flying contracts for engine maintenance expense and the method we use to recognize the corresponding expense.

Fixed-fee contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (ERJ145)	Partner pays directly to vendor	Not applicable

Recent Accounting Pronouncements

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2016 and 2015

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended June 30,
	2016		2015		% Change
Revenue passenger miles (000)	7,250,132		7,718,342		(6.1)%
Available seat miles (“ASMs”) (000)	8,714,762		9,176,581		(5.0)%
Block hours	493,336		531,373		(7.2)%
Departures	296,454		314,086		(5.6)%
Passengers carried	13,915,405		14,665,756		(5.1)%
Passenger load factor	83.2%		84.1%		(0.9)	pts
Revenue per available seat mile	9.2	¢	8.6	¢	7.0%
Cost per available seat mile	8.4	¢	8.0	¢	5.0%
Average passenger trip length (miles)	521		526		(1.0)%

Revenues.  Total operating revenues increased $12.9 million, or 1.6%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Passenger revenues	$784,813	$773,107	$11,706	1.5%
Less: directly-reimbursed fuel from airline partners	13,425	10,526	2,899	27.5%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	1,310	2,715	207.3%
Less: directly-reimbursed engine maintenance from airline partners	15,425	27,098	(11,673)	(43.1)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$751,938	$734,173	$17,765	2.4%

Passenger revenues (excluding fuel, landing fees, station rents and engine overhaul directly-reimbursed expenses from our major airline partners) increased $17.8 million, or 2.4%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.   The increase in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners with the remaining net increase primarily attributable to 18 E175 aircraft added to flying arrangements and improved rates from certain existing flying arrangements as compared to the three months ended June 30, 2015. These improvements to revenue were significantly offset by the removal of a net 36 CRJ200 and ERJ145 aircraft from unprofitable or less-profitable flying agreements since June 30, 2015.

Our passenger revenue attributed to our directly-reimbursed fuel expense, landing fee, station rent and engine overhaul expenses decreased by $6.1 million, or 15.6%, during the three months ended June 30, 2016, from the three months ended June 30, 2015. This decrease in directly-reimbursed expenses was due primarily to a reduction in directly-reimbursed engine events and an increase in our major airline partners paying landing fee and station rents directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues increased $1.2 million, or 7.9%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase was primarily related to an increase in flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$304,228	$298,573	$5,655	1.9%	3.5	3.3
Aircraft maintenance, materials and repairs	142,289	156,319	(14,030)	(9.0)%	1.6	1.7
Aircraft rentals	72,567	68,442	4,125	6.0%	0.8	0.7
Depreciation and amortization	69,887	64,659	5,228	8.1%	0.8	0.7
Aircraft fuel	32,306	31,192	1,114	3.6%	0.4	0.3
Ground handling services	16,743	20,117	(3,374)	(16.8)%	0.2	0.2
Other	79,181	79,183	(2)	(0.0)%	0.9	0.9
Total operating expenses	$717,201	$718,485	$(1,284)	(0.2)%	8.2	7.8
Interest expense	18,287	18,081	206	1.1%	0.2	0.2
Total airline expenses	$735,488	$736,566	$(1,078)	(0.1)%	8.4	8.0

Salaries, wages and employee benefits.  Salaries, wages and employee benefits increased $5.7 million, or 1.9%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase in salaries, wages and employee benefits was primarily due to an increase in crew training costs for the anticipated E175 deliveries, higher crew compensation costs resulting from labor agreements executed since June 30, 2015, and an increase in employee benefit costs compared to the three months ended June 30, 2015, which was partially offset by the decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $14.0 million, or 9.0%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$142,289	$156,319	$(14,030)	(9.0)%
Less: directly-reimbursed engine maintenance from airline partners	15,425	27,098	(11,673)	(43.1)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$126,864	$129,221	$(2,357)	(1.8)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $2.4 million, or 1.8%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 7.2%, which was partially offset by maintenance costs of $3.0 million associated with three CRJ700 aircraft early lease terminations.

Aircraft rentals.  Aircraft rentals increased $4.1 million, or 6.0%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase in aircraft rentals was primarily due to rent costs associated with three CRJ700 aircraft early lease terminations of $6.8 million partially offset by a reduction of our fleet size that were financed through leases subsequent to June 30, 2015.

Depreciation and amortization.  Depreciation and amortization expense increased $5.2 million, or 8.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase in depreciation and amortization expense was primarily due to the purchase of 18 E175 aircraft and spare engines subsequent to June 30, 2015. Depreciation and amortization expense for the three months ended June 30, 2016, included $0.3 million of aircraft leasehold improvement write-offs associated with three CRJ700 aircraft early lease terminations.

Aircraft Fuel.  Fuel costs increased $1.1 million, or 3.6%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$32,306	$31,192	$1,114	3.6%
Less: directly-reimbursed fuel from airline partners	13,425	10,526	2,899	27.5%
Aircraft fuel less directly-reimbursed fuel from airline partners	$18,881	$20,666	$(1,785)	(8.6)%

The decrease in fuel cost (less directly-reimbursed fuel from airline partners) was primarily due to the decrease in our average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense.  The increase in gallons we purchased was due to an increase in the number of prorate flights we operated and additional gallons we purchased under certain of our fixed-fee contracts. The average fuel cost per gallon was $1.69 and $2.35 for the three months ended June 30, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	19,075	13,284	43.6%
Fuel expense	$32,306	$31,192	3.6%

Ground handling service.  Ground handling service expense decreased $3.4 million, or 16.8%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. Ground handling service expense includes airport-related customer service costs, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to June 30, 2015.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs, was $79.2 million for the three months ended June 30, 2016 and for the three months ended June 30, 2015.  Under our fixed-fee arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Other operating expenses	$79,181	$79,183	$(2)	(0.0)%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	1,310	2,715	207.3%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$75,156	$77,873	$(2,717)	(3.5)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to the decrease in the fleet size and in other operating costs that resulted from the reduction in departures.

Interest Expense. Interest expense increased $0.2 million, or 1.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily due to the additional interest expense associated with the E175 aircraft added to our fleet since June 30, 2015 that were debt financed. These increases were partially offset by the refinancing of certain debt at lower interest rates and reduction in certain other outstanding debt amounts subsequent to June 30, 2015.

Total airline expense.  Primarily due to the factors described above, total airline expense (consisting of total operating expense and interest expense) decreased $1.0 million, or 0.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended June 30,
	2016	2015	$ Change	% Change
Total airline expense	$735,488	$736,566	(1,078)	(0.1)%
Less: directly-reimbursed fuel from airline partners	13,425	10,526	2,899	27.5%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	1,310	2,715	207.3%
Less: directly-reimbursed engine maintenance from airline partners	15,425	27,098	(11,673)	(43.1)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$702,613	$697,632	4,981	0.7%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) increased $5.0 million, or 0.7%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The overall increase was primarily related to early aircraft lease termination costs of $10.1 million associated with three CRJ700s, which was partially offset by reduction in fleet size, including a 7.2% reduction in block hours during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Income taxes. Our provision for income taxes was 39.3% and 40.1% for the three months ended June 30, 2016 and 2015, respectively. The reduction in our effective tax rate was primarily due to an increase in pre-tax income for the three months ended June 30, 2016, compared to the three months ended June 30, 2015, with a reduced impact from non-deductible crew per diem meal expenses for the same periods.

Net income.  Primarily due to the factors described above, we generated net income of $40.2 million, or $0.77 per diluted share, for the three months ended June 30, 2016, compared to a net income of $31.5 million, or $0.61 per diluted share, for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 and 2015

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the six months ended June 30,
	2016		2015		% Change
Revenue passenger miles (000)	13,971,348		14,686,253		(4.9)%
Available seat miles (000)	17,221,117		17,868,698		(3.6)%
Block hours	980,209		1,048,147		(6.5)%
Departures	582,929		618,685		(5.8)%
Passengers carried	26,583,951		27,856,293		(4.6)%
Passenger load factor	81.1%		82.2%		(1.1)	pts
Revenue per available seat mile	9.1	¢	8.7	¢	4.6%
Cost per available seat mile	8.4	¢	8.3	¢	1.2%
Average passenger trip length (miles)	526		527		(0.2)%

Revenues.  Total operating revenues increased $14.6 million, or 0.9%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Passenger revenues	$1,529,203	$1,515,605	$13,598	0.9%
Less: directly-reimbursed fuel from airline partners	23,916	19,479	4,437	22.8%
Less: directly-reimbursed landing fee and station rent from airline partners	6,464	7,063	(599)	(8.5)%
Less: directly-reimbursed engine maintenance from airline partners	32,990	56,882	(23,892)	(42.0)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$1,465,833	$1,432,181	$33,652	2.3%

Passenger revenues (excluding fuel, landing fees, station rents and engine overhaul directly-reimbursed expenses from our major airline partners) increased $33.7 million, or 2.3%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners with the remaining increase primarily attributable to 18 E175 aircraft added to flying arrangements and improved rates from certain existing flying arrangements as compared to the six months ended June 30, 2015. These improvements to revenue were significantly offset by the removal of a net 36 CRJ200 and ERJ145 aircraft from unprofitable or less-profitable flying agreements since June 30, 2015.

Our passenger revenue attributed to our directly-reimbursed fuel expenses, landing fees, station rents and engine overhaul expenses decreased by $20.1 million, or 24.0%, during the six months ended June 30, 2016, from the six months ended June 30, 2015. This decrease in directly-reimbursed expenses was due primarily to a reduction in directly-

reimbursed engine events and an increase in our major airline partners paying landing fees and station rents directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues increased $1.0 million, or 3.0%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase was primarily related to increases in flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$609,785	$601,418	$8,367	1.4%	3.6	3.4
Aircraft maintenance, materials and repairs	281,149	314,576	(33,427)	(10.6)%	1.6	1.8
Aircraft rentals	139,691	138,854	837	0.6%	0.8	0.8
Depreciation and amortization	137,688	130,350	7,338	5.6%	0.8	0.7
Aircraft fuel	57,638	58,492	(854)	(1.5)%	0.3	0.3
Ground handling services	37,727	44,089	(6,362)	(14.4)%	0.2	0.2
Other	153,790	157,028	(3,238)	(2.1)%	0.9	0.9
Total operating expenses	$1,417,468	$1,444,807	$(27,339)	(1.9)%	8.2	8.1
Interest expense	36,012	36,546	(534)	(1.5)%	0.2	0.2
Total airline expenses	$1,453,480	$1,481,353	$(27,873)	(1.9)%	8.4	8.3

Salaries, wages and employee benefits.  Salaries, wages and employee benefits increased $8.4 million, or 1.4%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase in salaries, wages and employee benefits was primarily due to an increase in crew training costs for the anticipated E175 deliveries, higher crew compensation costs resulting from labor agreements executed since June 30, 2015, and an increase in employee benefit costs compared to the six months ended June 30, 2015, which was partially offset by the decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $33.4 million, or 10.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$281,149	$314,576	$(33,427)	(10.6)%
Less: directly-reimbursed engine maintenance from airline partners	32,990	56,882	(23,892)	(42.0)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$248,159	$257,694	$(9,535)	(3.7)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $9.5 million, or 3.7%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.5% partially offset by maintenance costs of $3.0 million associated with three CRJ700 aircraft early lease terminations.

Aircraft rentals.  Aircraft rentals increased $0.8 million, or 0.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in aircraft rentals was primarily due to rent costs associated with three CRJ700 aircraft early lease terminations of $6.8 million significantly offset by a reduction of our fleet size that were financed through leases subsequent to June 30, 2015.

Depreciation and amortization.  Depreciation and amortization expense increased $7.3 million, or 5.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase in depreciation and amortization expense was primarily due to the purchase of 18 E175 aircraft and spare engines subsequent to June 30, 2015, which was partially offset by the removal of owned aircraft during the same period. Depreciation and amortization expense for the six months ended June 30, 2016, included $0.3 million of aircraft leasehold improvement write-offs associated with three CRJ700 aircraft early lease terminations.

Aircraft Fuel.  Fuel costs decreased $0.9 million, or 1.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$57,638	$58,492	$(854)	(1.5)%
Less: directly-reimbursed fuel from airline partners	23,916	19,479	4,437	22.8%
Aircraft fuel less directly-reimbursed fuel from airline partners	$33,722	$39,013	$(5,291)	(13.6)%

The decrease in fuel cost (less directly-reimbursed fuel from airline partners) was primarily due to the decrease in our average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense.  The increase in gallons we purchased was due to an increase in the number of prorate flights we operated and additional gallons we purchased under certain of our fixed-fee contracts. The average fuel cost per gallon was $1.60 and $2.29 for the six months ended June 30, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	36,107	25,524	41.5%
Fuel expense	$57,638	$58,492	(1.5)%

Ground handling service.  Ground handling service expense decreased $6.4 million, or 14.4%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Ground handling service expense includes airport-related customer service costs, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to June 30, 2015.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, crew simulator training, crew per diem, and crew hotel costs, decreased $3.2 million, or 2.1%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  This decrease was primarily due to the reduction in landing fee and station rent expense during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. Under our fixed-fee arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Other operating expenses	$153,790	$157,028	$(3,238)	(2.1)%
Less: directly-reimbursed landing fee and station rent from airline partners	6,464	7,063	(599)	(8.5)%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$147,326	$149,965	$(2,639)	(1.8)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to a decrease in the fleet size and in other operating costs that resulted from the reduction in departures.

Interest Expense. Interest expense decreased $0.5 million, or 1.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease was primarily due to the refinancing of certain debt at lower interest rates and reductions in certain other outstanding debt amounts subsequent to June 30, 2015. These decreases were partially offset by additional interest expense associated with the E175 aircraft added to our fleet since June 30, 2015 that were debt financed.

Total airline expense.  Primarily due to the factors described above, total airline expense (consisting of total operating expense and interest expense) decreased $27.9 million, or 1.9%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Total airline expense	$1,453,480	$1,481,353	(27,873)	(1.9)%
Less: directly-reimbursed fuel from airline partners	23,916	19,479	4,437	22.8%
Less: directly-reimbursed landing fee and station rent from airline partners	6,464	7,063	(599)	(8.5)%
Less: directly-reimbursed engine maintenance from airline partners	32,990	56,882	(23,892)	(42.0)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$1,390,110	$1,397,929	(7,819)	(0.6)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $7.8 million, or 0.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The overall decrease was primarily related to the reduction in fleet size, including a 6.5% reduction in block hours during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, which was partially offset by $10.1 million of early aircraft lease termination costs for three CRJ700 aircraft.

Income taxes. Our provision for income taxes was 39.3% and 40.3% for the six months ended June 30, 2016 and 2015, respectively. The reduction in our effective tax rate was primarily due to an increase in pre-tax income for the six months ended June 30, 2016, compared to the six months ended June 30, 2015, with a reduced impact from non-deductible crew per diem meal expenses.

Net income.  Primarily due to factors described above, we generated net income of $67.3 million, or $1.29 per diluted share, for the six months ended June 30, 2016, compared to a net income of $41.1 million, or $0.79 per diluted share, for the six months ended June 30, 2015.

Our Business Segments

Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$504,107	$463,987	$40,120	8.6%
ExpressJet operating revenues	266,241	305,092	(38,851)	(12.7)%
SkyWest Leasing operating revenues	30,990	19,338	11,652	60.3%
Total Operating Revenues	$801,338	$788,417	$12,921	1.6%
Airline Expenses:
SkyWest Airlines airline expense	$434,896	$413,492	$21,404	5.2%
ExpressJet airline expense	276,473	308,068	(31,595)	(10.3)%
SkyWest Leasing airline expense	24,119	15,006	9,113	60.7%
Total Airline Expense(1)	$735,488	$736,566	$(1,078)	(0.1)%
Segment profit (loss):
SkyWest Airlines segment profit	$69,211	$50,495	$18,716	37.1%
ExpressJet segment loss	(10,232)	(2,976)	(7,256)	243.8%
SkyWest Leasing profit	6,871	4,332	2,539	58.6%
Total Segment Profit	$65,850	$51,851	$13,999	27.0%
Interest Income	485	697	(212)	(30.4)%
Consolidated Income Before Taxes	$66,335	$52,548	$13,787	26.2%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $18.7 million, or 37.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. SkyWest Airlines block hour production increased to 281,622, or 4.2%, for the three months ended June 30, 2016, from 270,271 for the three months ended June 30, 2015 primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2015.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $40.1 million, or 8.6%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily due to revenue associated with our additional E175 aircraft subsequent to June 30, 2015, and a favorable resolution of a flying agreement matter with one of our major airline partners of $11.5 million.

SkyWest Airlines Airline Expense increased by $21.4 million, or 5.2%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $11.8 million, or 7.4%, for the three months ended June 30, 2016, compared to the corresponding period of 2015, primarily due to the additional block hour production along with a new pilot compensation package put in place subsequent to June 30, 2015 and crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $12.2 million, or 17.8%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The increase was primarily attributable to an increase in scheduled maintenance engine events, direct maintenance costs associated with the increased volume of departures and the replacement and repair of aircraft parts and components.

•

SkyWest Airlines’ ground handling service expense decreased $1.8 million, or 11.9%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to June 30, 2015.

•

SkyWest Airlines’ fuel expense (excluding directly-reimbursed fuel expense under its fixed-fee arrangements) decreased $2.0 million, or 9.9%, compared to the three months ended June 30, 2015.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.69 and $2.35 for the three months ended June 30, 2016 and 2015, respectively.

ExpressJet Segment Loss.  ExpressJet segment loss increased $7.3 million, or 243.8%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015. ExpressJet’s block hour production decreased to 211,714, or 18.9%, for the three months ended June 30, 2016, from 261,102 for the three months ended June 30, 2015, primarily due to the removal of ERJ145 aircraft previously operated under ExpressJet’s United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $38.9 million, or 12.7%, during the three months ended June 30, 2016, compared to the corresponding period of 2015.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate increases under certain fixed-fee contracts effective January 1, 2016.

ExpressJet’s Airline Expense decreased $31.6 million, or 10.3%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $6.1 million, or 4.3%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to June 30, 2015 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by a new pilot compensation package put in place subsequent to June 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $26.3 million, or 29.9%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015.  The decrease was primarily due to the decrease in fleet size subsequent to June 30, 2015, a decrease in the number of directly-reimbursed engine events and maintenance cost saving initiatives. This was partially offset by maintenance costs associated with the three CRJ700 early lease return aircraft.

•

ExpressJet’s aircraft rental expenses increased $3.7 million, or 21.1%, during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to lease costs associated with the three CRJ700 early lease return aircraft, partially offset by a reduction of our fleet size that were financed through leases subsequent to June 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs, aircraft rental expense and depreciation and amortization expense included $10.1 million of early aircraft lease return costs during the three months ended June 30, 2016.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $2.5 million during the three months ended June 30, 2016, compared to the three months ended June 30, 2015, primarily due to 18 E175 aircraft added to the fleet subsequent to June 30, 2015.

Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$970,403	$901,702	$68,701	7.6%
ExpressJet operating revenues	534,048	613,649	(79,601)	(13.0)%
SkyWest Leasing operating revenues	58,963	33,464	25,499	76.2%
Total Operating Revenues	$1,563,414	$1,548,815	$14,599	0.9%
Airline Expenses:
SkyWest Airlines airline expense	$855,639	$823,181	$32,458	3.9%
ExpressJet airline expense	552,215	631,675	(79,460)	(12.6)%
SkyWest Leasing airline expense	45,626	26,497	19,129	72.2%
Total Airline Expense(1)	$1,453,480	$1,481,353	$(27,873)	(1.9)%
Segment profit (loss):
SkyWest Airlines segment profit	$114,764	$78,521	$36,243	46.2%
ExpressJet segment loss	(18,167)	(18,026)	(141)	0.8%
SkyWest Leasing profit	13,337	6,967	6,370	91.4%
Total Segment Profit	$109,934	$67,462	$42,472	63.0%
Interest Income	915	1,336	(421)	(31.5)%
Consolidated Income Before Taxes	$110,849	$68,798	$42,051	61.1%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $36.2 million, or 46.2%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. SkyWest Airlines block hour production increased to 553,158, or 5.2%, for the six months ended June 30, 2016, from 525,667 for the six months ended June 30, 2015 primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2015.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $68.7 million, or 7.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due to our additional E175 aircraft operations, an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners and improved contract performance incentives.

SkyWest Airlines Airline Expense increased by $32.5 million, or 3.9%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $27.3 million, or 8.8%, for the six months ended June 30, 2016, compared to the corresponding period of 2015, primarily due to the additional block hour production and due to a new pilot compensation package put in place subsequent to June 30, 2015 and crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $15.4 million, or 11.2%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The increase was primarily attributable to an increase in direct maintenance costs associated with the increased volume of departures and the replacement and repair of aircraft parts and components.

•

SkyWest Airlines’ ground handling service expense decreased $3.3 million, or 9.7%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs and deicing events in SkyWest Airlines’ prorate operations in comparison with the six months ended June 30, 2015.

•

SkyWest Airlines’ fuel expense (excluding directly-reimbursed fuel expense under its fixed-fee arrangements) decreased $5.1 million, or 13.3%, compared to the six months ended June 30, 2015.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.60 and $2.29 for the six months ended June 30, 2016 and 2015, respectively.

•

SkyWest Airlines’ depreciation and amortization expense decreased by $3.6 million, or 5.4%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The decrease was primarily attributable to the elimination of EMB120 aircraft-related depreciation, due to our removal of the EMB120 aircraft from service during 2015.

ExpressJet Segment Loss.  ExpressJet segment loss increased $0.1 million, or 0.8%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. ExpressJet’s block hour production decreased to 427,051, or 18.3%, for the six months ended June 30, 2016, from 522,480 for the six months ended June 30, 2015, primarily due to the removal of ERJ145 aircraft previously operated under ExpressJet’s United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $79.6 million, or 13.0%, during the six months ended June 30, 2016, compared to the corresponding period of 2015.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate increases under certain fixed-fee contracts effective January 1, 2016 and higher flight completion rates.

ExpressJet’s Airline Expense decreased $79.5 million, or 12.6%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $19.0 million, or 6.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to June 30, 2015 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by a new pilot compensation package put in place subsequent to June 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $48.4 million, or 27.3%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015.  The decrease was primarily due to the decrease in fleet size subsequent to June 30, 2015, a decrease in the number of directly-reimbursed engine events and maintenance cost saving initiatives partially offset by maintenance costs associated with early lease return aircraft.

•

ExpressJet’s aircraft rental expenses increased $0.5 million, or 1.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to lease costs associated with early lease return aircraft, which was significantly offset by a reduction of our fleet size that were financed through leases subsequent to June 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs, aircraft rental expense and depreciation and amortization expense included $10.1 million of early aircraft lease return costs during the six months ended June 30, 2016.

•

ExpressJet’s ground handling services expenses decreased $3.0 million, or 31.1%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in scheduled production that resulted from a reduction in fleet size and a reduction in passenger liability insurance costs.

•

ExpressJet’s other airline expense decreased $5.2 million, or 8.0%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to a decrease in scheduled production subsequent to June 30, 2015.

•

ExpressJet’s interest expense decreased $3.4 million, or 47.4%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the refinancing of certain debt at lower interest rates and reductions in certain other outstanding debt amounts subsequent to June 30, 2015.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $6.4 million during the six months ended June 30, 2016, compared to the six months ended June 30, 2015, primarily due to the E175 aircraft added to the fleet subsequent to June 30, 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2016 and 2015, and our total cash and marketable securities positions as of June 30, 2016 and December 31, 2015 (in thousands).

	For the six months ended June 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$228,034	$168,807	$59,227	35.1%
Net cash used in investing activities	(313,183)	(423,710)	110,527	(26.1)%
Net cash provided by financing activities	110,096	293,793	(183,697)	(62.5)%

	June 30,	December 31,
	2016	2015	$ Change	% Change
Cash and cash equivalents	$227,982	$203,035	$24,947	12.3%
Restricted cash	8,227	8,216	11	0.1
Marketable securities	276,577	286,668	(10,091)	(3.5)%
Total	$512,786	$497,919	$14,867	3.0%

Cash Flows from Operating Activities.

Net cash provided by operating activities increased $59.2 million, or 35.1%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase in net cash provided by operating activities was primarily due to a decrease in cash used in working capital accounts and an increase in income before income taxes for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Cash Flows used in Investing Activities.

Net cash used in investing activities decreased $110.5 million, or 26.1%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease in cash used in investing activities was primarily due to the acquisition of eleven E175 aircraft and related rotable spare assets during the six months ended June 30, 2016 compared to the acquisition of 18 E175 aircraft during the six months ended June 30, 2015, partially offset by a reduction in net sales of marketable securities for the six months ended June 30, 2016, compared to the six months ended June 30, 2015.

Cash Flows provided by Financing Activities.

Net cash provided by financing activities decreased $183.7 million, or 62.5%, during the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The decrease was primarily related to proceeds from the issuance of long-term debt of $249.0 million associated with eleven E175 aircraft acquired during the six months ended June 30, 2016, compared to the proceeds from issuance of debt of $407.6 million associated with 18 E175 aircraft acquired and the issuance of $25.0 million in a term loan during the six months ended June 30, 2015.  During the six months ended June 30, 2016, we used an additional $22.1 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired after June 30, 2015. Additionally, during the six months ended June 30, 2015, we used $18.7 million to purchase treasury shares.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2016, our total capital mix was 47.2% equity and 52.8% long-term debt, compared to 47.6% equity and 52.4% long-term debt at December 31, 2015.

During the three months ended June 30, 2016, we increased our line of credit with a bank from $25 million to $75 million. At June 30, 2016, we had $6.8 million in letters of credit issued under the facility which reduced the amount available under the facility to $68.2 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.0% at June 30, 2016).

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	July - 2016	2017	2018	2019	2020	Thereafter
Operating lease payments for aircraft and facility obligations	$1,057,246	$102,521	$193,838	$155,540	$121,951	$134,358	$349,038
Firm aircraft and spare engine commitments	1,422,002	858,312	529,187	14,787	14,787	4,929	—
Interest commitments(A)	366,821	38,350	68,550	58,828	49,682	40,955	110,456
Principal maturities on long-term debt	2,061,665	145,745	265,757	248,494	242,412	202,850	956,407
Total commitments and obligations	$4,907,734	$1,144,928	$1,057,332	$477,649	$428,832	$383,092	$1,415,901

(A)	At June 30, 2016, we had variable rate notes representing 9.3% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2014, we announced our execution of an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of June 30, 2016, we had taken delivery of 56 E175s. We anticipate taking delivery of the remaining 48 E175s covered by the firm order by the end of 2017.

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

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2016, we had 450 aircraft under lease with remaining terms ranging from one year or less to ten years. Future minimum lease payments due under all long-term operating leases were approximately $1.1 billion at June 30, 2016. Assuming a 4.89% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $0.9 billion at June 30, 2016.

Long-term Debt Obligations

As of June 30, 2016, we had $2.0 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200s, CRJ700s, CRJ900s, E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.7% at June 30, 2016.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. We have also guaranteed the obligations of ExpressJet under the ExpressJet Delta Connection Agreement and the ExpressJet United ERJ Agreement.

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for an entire year, since the airline industry is subject to seasonal fluctuations and general economic conditions.  Our operations are somewhat favorably affected by increased travel on our prorate routes, historically occurring during the summer months, and unfavorably affected by decreased travel during the months November through February and by inclement weather, which may occasionally or frequently, depending on the severity of the inclement weather in any given winter, result in cancelled flights during the winter months.

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2016, approximately 4.4% of our ASMs were flown under prorate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $8.4 million in fuel expense for the six months ended June 30, 2016.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2016, we had variable rate notes representing 9.3% of our total long-term debt compared to 12.1% of our long-term debt at December 31, 2015.

For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.1 million in interest expense and received $2.4 million in additional interest income for the six months ended June 30, 2016. However, under our contractual arrangements with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.1 million less in interest expense and received $2.4 million less in interest income for the six months ended June 30, 2016. If interest rates were to decline, our major airline partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major airline partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive income.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2016, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2016, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, as supplemented below, which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of June 30, 2016, we had approximately $3.7 billion of property and equipment and related assets net of accumulated depreciation.  Additionally, as of June 30, 2016, we had approximately $9.4 million in intangible assets.  In accounting for these long‑lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets.  In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to modify our depreciation policies.  An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Historically, our Board of Directors has authorized the repurchase of specified amounts of our common stock in the public market during specified periods. During the three months ended June 30, 2016, our Board of Directors did not authorize and we did not repurchase any additional shares of our common stock.

ITEM 6. EXHIBITS

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2016.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer

d