Form 10-Q
period 2016-09-30
SKYWEST INC
filed 2016-11-04
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock, no par value	51,741,724

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2016	2015
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$49,767	$203,035
Marketable securities	506,170	286,668
Restricted cash	8,235	8,216
Income tax receivable	4,307	2,871
Receivables, net	49,649	62,162
Inventories, net	142,872	140,312
Prepaid aircraft rents	171,347	195,216
Deferred tax assets	164,586	100,730
Other current assets	27,904	18,360
Total current assets	1,124,837	1,017,570
PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,819,701	5,242,790
Deposits on aircraft	38,150	38,150
Buildings and ground equipment	254,647	275,788
	6,112,498	5,556,728
Less-accumulated depreciation and amortization	(2,218,391)	(2,085,981)
Total property and equipment, net	3,894,107	3,470,747
OTHER ASSETS
Intangible assets, net	8,811	10,499
Non-current prepaid aircraft rents	219,161	229,180
Other assets	52,848	53,988
Total other assets	280,820	293,667
Total assets	$5,299,764	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2016	2015
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$300,142	$268,667
Accounts payable	248,176	279,864
Accrued salaries, wages and benefits	140,002	138,291
Accrued aircraft rents	1,519	3,226
Taxes other than income taxes	24,393	17,176
Other current liabilities	45,387	40,802
Total current liabilities	759,619	748,026
OTHER LONG TERM LIABILITIES	52,822	56,191
LONG TERM DEBT, net of current maturities	1,924,991	1,659,234
DEFERRED INCOME TAXES PAYABLE	882,352	749,575
DEFERRED AIRCRAFT CREDITS	55,866	62,523
COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 79,759,540 and 79,020,371 shares issued, respectively	657,662	641,643
Retained earnings	1,376,585	1,275,142
Treasury stock, at cost, 28,015,386 and 28,015,386 shares, respectively	(410,090)	(410,090)
Accumulated other comprehensive loss	(43)	(260)
Total stockholders’ equity	1,624,114	1,506,435
Total liabilities and stockholders’ equity	$5,299,764	$4,781,984

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
OPERATING REVENUES:
Passenger	$781,475	$777,480	$2,310,678	$2,293,085
Ground handling and other	18,301	16,524	52,512	49,734
Total operating revenues	799,776	794,004	2,363,190	2,342,819
OPERATING EXPENSES:
Salaries, wages and benefits	305,958	304,633	915,743	906,051
Aircraft maintenance, materials and repairs	143,573	147,396	424,722	461,972
Aircraft rentals	65,766	68,003	205,458	206,857
Depreciation and amortization	71,743	66,603	209,431	196,953
Aircraft fuel	33,189	31,762	90,827	90,254
Ground handling services	16,498	18,892	54,225	62,981
Other, net	77,215	78,419	231,004	235,447
Total operating expenses	713,942	715,708	2,131,410	2,160,515
OPERATING INCOME	85,834	78,296	231,780	182,304
OTHER INCOME (EXPENSE):
Interest income	591	311	1,506	1,647
Interest expense	(19,865)	(19,914)	(55,876)	(56,460)
Other, net	—	1,070	—	1,070
Total other expense, net	(19,274)	(18,533)	(54,370)	(53,743)
INCOME BEFORE INCOME TAXES	66,560	59,763	177,410	128,561
PROVISION FOR INCOME TAXES	25,238	23,495	68,751	51,198
NET INCOME	$41,322	$36,268	$108,659	$77,363

BASIC EARNINGS PER SHARE	$0.80	$0.72	$2.11	$1.51
DILUTED EARNINGS PER SHARE	$0.79	$0.71	$2.08	$1.49
Weighted average common shares:
Basic	51,627	50,616	51,421	51,143
Diluted	52,471	51,282	52,224	51,882

COMPREHENSIVE INCOME:
Net income	$41,322	$36,268	$108,659	$77,363
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(11)	161	217	239
TOTAL COMPREHENSIVE INCOME	$41,311	$36,429	$108,876	$77,602

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2016	2015
NET CASH PROVIDED BY OPERATING ACTIVITIES	$399,318	$313,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,160,567)	(864,241)
Sales of marketable securities	1,941,209	849,942
Proceeds from the sale of aircraft, property and equipment	1,848	5,771
Acquisition of property and equipment:
Aircraft and rotable spare parts	(619,805)	(647,250)
Buildings and ground equipment	(11,256)	(7,443)
Return of deposits on aircraft	—	5,178
Decrease (increase) in other assets	(2,156)	1,672

NET CASH USED IN INVESTING ACTIVITIES	(850,727)	(656,371)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	497,510	546,232
Principal payments on long-term debt	(198,394)	(184,336)
Net proceeds from issuance of common stock	10,214	4,698
Purchase of treasury stock	—	(18,726)
Increase in debt issuance cost	(4,520)	(4,385)
Payment of cash dividends	(6,669)	(6,183)

NET CASH PROVIDED BY FINANCING ACTIVITIES	298,141	337,300

Decrease in cash and cash equivalents	(153,268)	(5,531)
Cash and cash equivalents at beginning of period	203,035	132,275

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,767	$126,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
Interest, net of capitalized amounts	$54,314	$56,117
Income taxes	$944	$1,494

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  The results of operations for the three and nine-month periods ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU No. 2015-17”).  ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position.  The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by ASU No. 2015-17.  ASU No. 2015-17 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company’s management currently anticipates the impact of adopting ASU No. 2015-17 to result in reducing the Company’s current deferred tax asset to zero with corresponding resolution in the recorded amount of the Company’s long-term deferred tax liabilities.

In February 2016, the FASB issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016-02 is permitted. ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact the adoption of ASU 2016-02 is anticipated to have on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU No. 2016-09”). ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company’s management is currently evaluating the impact the adoption of ASU No. 2016-09 is anticipated to have on the Company’s consolidated financial statements.

Note 2 — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expenses and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the nine months ended September 30, 2016, approximately 95.5% of the Company’s available seat miles (“ASMs”) were flown under fixed-fee arrangements. Ground handling revenue primarily consists of customer service functions, such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. For the nine months ended September 30, 2016, approximately 4.5% of the Company’s ASMs were flown under prorate arrangements.

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

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

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements

Agreement	Aircraft type		Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175		48 29 36 5	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2025

ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900		38 36 28	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2022

SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200		21	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	54 47 49	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2027
			
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	5 149	•The contract is scheduled to expire on an individual aircraft basis commencing in 2016 •The final aircraft is scheduled to expire in 2017, subject to two one-year extension provisions

SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	21	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 700 •E175	5 13	•CRJ 700 aircraft is scheduled to expire on an individual basis in 2016 •E175 aircraft is scheduled to expire in 2027

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700	12 13	• CRJ 200 aircraft is scheduled to expire on an individual aircraft basis commencing in 2016 •CRJ 700 aircraft is scheduled to expire in 2020

SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	5	• Terminable with 120-day notice

ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200 • ERJ 145	11 14	• Scheduled to expire in 2017

ExpressJet American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	3	• Terminable with 120-day notice

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

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska, United and Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service for those major airline partners.  As of September 30, 2016, the Company anticipated placing an additional 16 E175 aircraft with United, an additional seven E175 aircraft with Alaska and 14 E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place from October 2016 through the end of 2017.

The SkyWest Airlines and ExpressJet Delta Connection Agreements contain multi‑year rate reset provisions that became operative in 2010. A rate reset period became effective on January 1, 2016. The parties have agreed to contractual rates effective for the SkyWest Airlines and ExpressJet Delta Connection Agreements for the 2016 calendar year.

During the three and nine months ended September 30, 2016, the Company recorded $9.2 million and $19.4 million, respectively, in early lease return costs on six and nine CRJ700 aircraft, respectively, that were removed from operations under an early lease return arrangement.

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

Note 3 — Share-Based Compensation and Stock Repurchases

The fair value of stock options granted by the Company has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors.  During the nine months ended September 30, 2016, the Company granted options to purchase 206,021 shares of common stock under the SkyWest, Inc. 2010 Long-Term Incentive Plan (the “2010 Incentive Plan”).  The following table shows the assumptions used and weighted average fair value for stock option grants during the nine months ended September 30, 2016.

Expected annual dividend rate	1.08%
Risk-free interest rate	1.53%
Average expected life (years)	5.7
Expected volatility of common stock	0.401
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.22

During the nine months ended September 30, 2016, the Company granted 42,624 fully-vested shares of common stock to the Company’s directors. Additionally, during the nine months ended September 30, 2016, the Company granted 380,453 restricted stock units and 183,416 restricted performance stock units to certain employees of the Company and its subsidiaries under the 2010 Incentive Plan.  Both the restricted stock and restricted performance stock units have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain profit metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted performance stock units. Upon vesting, a restricted stock unit and a restricted performance stock unit will be replaced with a share of common stock. The fair value of the restricted stock unit and the restricted performance stock unit on the date of grant was $14.85 per share.

The Company records share-based compensation expense only for those options, restricted stock units and restricted performance stock units that are expected to vest.  The estimated fair value of the stock options, restricted stock units and restricted performance stock units is amortized over the applicable vesting periods.  During the three months ended September 30, 2016 and 2015, the Company recorded pre-tax share-based compensation expense of $1.9 million and $1.1 million, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded pre-tax share-based compensation expense of $5.8 million and $4.0 million, respectively.

The Company repurchased 1.25 million shares of its common stock for $18.7 million during the nine months ended September 30, 2015.  The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2016.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share.  During the three and nine months ended September 30, 2016, options to acquire zero shares and two thousand shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive. During the three and nine months ended September 30, 2015, options to acquire zero shares and 673,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Numerator:
Net Income	$41,322	$36,268	$108,659	$77,363

Denominator:
Weighted average number of common shares outstanding	51,627	50,616	51,421	51,143
Effect of outstanding share-based awards	844	666	803	739
Weighted average number of shares for diluted net income per common share	52,471	51,282	52,224	51,882

Basic earnings per-share	$0.80	$0.72	$2.11	$1.51
Diluted earnings per-share	$0.79	$0.71	$2.08	$1.49

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue).  Because of this change, the “SkyWest Leasing” segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft.  The “SkyWest Leasing” segment’s total assets and capital expenditures include the acquired E175 aircraft.  The “SkyWest Leasing” segment additionally includes the activity of two CRJ200 aircraft leased to a third party. As a result of the change in segmentation, results for prior periods have been recast to conform to the current presentation.

The following represents the Company’s segment data for the three-month periods ended September 30, 2016 and 2015 (in thousands).

	Three months ended September 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$502,600	$260,362	$36,814	$799,776
Operating expense	436,504	261,003	16,435	713,942
Depreciation and amortization expense	34,942	20,726	16,075	71,743
Interest expense	6,584	1,597	11,684	19,865
Segment profit (loss) (1)	59,512	(2,238)	8,695	65,969
Identifiable intangible assets, other than goodwill	—	8,811	—	8,811
Total assets	2,259,640	1,347,418	1,692,706	5,299,764
Capital expenditures (including non-cash)	15,385	3,296	290,420	309,101

	Three months ended September 30, 2015
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$485,749	$283,034	$25,221	$794,004
Operating expense	417,599	286,941	11,168	715,708
Depreciation and amortization expense	34,220	21,575	10,808	66,603
Interest expense	9,002	2,757	8,155	19,914
Segment profit (loss) (1)	59,148	(6,664)	5,898	58,382
Identifiable intangible assets, other than goodwill	—	11,061	—	11,061
Total assets	2,377,655	1,400,015	1,125,236	4,902,906
Capital expenditures (including non-cash)	5,251	5,137	124,146	134,534

(1)	Segment profit (loss) is equal to operating income less interest expense

The following represents the Company’s segment data for the nine-month periods ended September 30, 2016 and 2015 (in thousands).

	Nine months ended September 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$1,473,003	$794,410	$95,777	$2,363,190
Operating expense	1,278,730	809,478	43,202	2,131,410
Depreciation and amortization expense	103,858	63,453	42,120	209,431
Interest expense	19,997	5,337	30,542	55,876
Segment profit (loss) (1)	174,276	(20,405)	22,033	175,904
Identifiable intangible assets, other than goodwill	—	8,811	—	8,811
Total assets	2,259,640	1,347,418	1,692,706	5,299,764
Capital expenditures (including non-cash)	37,270	10,346	583,445	631,061

	Nine months ended September 30, 2015
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$1,387,451	$896,683	$58,685	$2,342,819
Operating expense	1,221,909	911,782	26,824	2,160,515
Depreciation and amortization expense	106,692	64,918	25,343	196,953
Interest expense	27,874	9,590	18,996	56,460
Segment profit (loss) (1)	137,668	(24,689)	12,865	125,844
Identifiable intangible assets, other than goodwill	—	11,061	—	11,061
Total assets	2,377,655	1,400,015	1,125,236	4,902,906
Capital expenditures (including non-cash)	30,169	19,713	604,811	654,693

(1)	Segment profit (loss) is equal to operating income less interest expense

During the nine months ended September 30, 2016, the Company had nine CRJ700 aircraft that terminated under multiple flying contracts with its major airline partners and were permanently removed from service prior to the lease termination.  The Company also entered into an early lease return arrangement with a lessor on these nine CRJ700 aircraft.

During the three months ended September 30, 2016, the Company recorded $9.2 million of early aircraft lease return expense for six CRJ700 aircraft that were removed from operations, of which $3.9 million was recorded in the SkyWest Airlines segment and $5.3 million was recorded in the ExpressJet segment.  During the nine months ended September 30, 2016, the Company recorded $19.4 million of early aircraft lease return expense for nine CRJ700 aircraft that were removed from operations, of which $3.9 million was recorded in the SkyWest Airlines segment and $15.5 million was recorded in the ExpressJet segment.

The early lease return expenses included the write-off of certain prepaid aircraft rents and accrued liabilities under the early lease return arrangement.  As of September 30, 2016, the Company had $8.7 million of accrued liabilities associated with the early lease return arrangement for nine CRJ700 aircraft.

Note 6 — Commitments and Contingencies

As of September 30, 2016, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2016 (in thousands):

October through December 2016	$67,280
2017	191,086
2018	155,584
2019	122,627
2020	134,867
Thereafter	349,039
$1,020,483

As of September 30, 2016, the Company had a firm purchase commitment for 37 E175 aircraft with scheduled delivery dates from October 2016 through the end of 2017.

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

As of September 30, 2016 and December 31, 2015, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$506,155	$—	$506,155	$—
Commercial paper	15	—	15	—
Asset backed securities	$506,170	$—	$506,170	$—
Cash, Cash Equivalents and Restricted Cash	58,002	58,002	—	—
Auction Rate Securities(1)	2,394	—	—	2,394
Total Assets Measured at Fair Value	$566,566	$58,002	$506,170	$2,394

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$286,637	$—	$286,637	$—
Commercial paper	31	—	31	—
Asset backed securities	$286,668	$—	$286,668	$—
Cash, Cash Equivalents and Restricted Cash	211,251	211,251	—	—
Auction Rate Securities(1)	2,321	—	—	2,321
Total Assets Measured at Fair Value	$500,240	$211,251	$286,668	$2,321

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

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2016.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2016 and December 31, 2015, the Company classified $506.2 million and $286.7 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of September 30, 2016 and December 31, 2015, the cost of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities, net of amortized discounts, recorded as other assets) was $555.9 million and $489.9 million, respectively.  As of September 30, 2016 and December 31, 2015, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash and auction rate securities, net of amortized discounts, recorded as other assets) was $555.9 million and $489.7 million, respectively.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate
Securities
Balance at January 1, 2016	$2,321
Total realized and unrealized gains or (losses)
Included in earnings	—
Included in other comprehensive income	73
Transferred out	—
Settlements	—
Balance at September 30, 2016	$2,394

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2,230.1 million as of September 30, 2016 and $1,939.8 million as of December 31, 2015, as compared to the carrying amount of $2,248.3 million as of September 30, 2016 and $1,948.8 million as of December 31, 2015.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of September 30, 2016 and December 31, 2015 (in thousands).

	September 30, 2016	December 31, 2015
Current portion long-term debt	$303,604	$272,027
Long-term debt net of current maturities	1,944,701	1,676,776
Total long-term debt (including current portion)	$2,248,305	$1,948,803
Unamortized debt issue cost, net	(23,172)	(20,902)
Total long-term debt, net of debt issue costs	$2,225,133	$1,927,901

During the three months ended September 30, 2016, the Company took delivery of eleven E175 aircraft, which the Company financed through $248.5 million of long-term debt. During the nine months ended September 30, 2016, the Company took delivery of 22 E175 aircraft, which the Company financed through $497.5 million of long-term debt.  The debt associated with the E175 aircraft delivered during the nine months ended September 30, 2016 has a twelve-year term, due in quarterly installments with a fixed annual interest rate ranging from 3.4% to 3.8% and is secured by the E175 aircraft.

During the nine months ended September 30, 2016, the Company increased its line of credit with a bank from $25 million to $75 million. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of September 30, 2016, the Company was in compliance with the line of credit covenants and had no borrowings outstanding under the facility. However, at September 30, 2016, the Company had $6.5 million in letters of credit issued under the facility which reduced the amount available under the facility to $68.5 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.0% at September 30, 2016).

Note 9 — Income Taxes

The Company’s estimated annual effective tax rate for the three and nine months ended September 30, 2016 was 37.9% and 38.8%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2016 varied from the federal statutory rate of 35% primarily due to the provision for state income taxes, the impact of non-

deductible crew per diem meal expenses and the decrease in a valuation allowance related to certain state net operating losses which the Company anticipates will be utilized before the benefit is scheduled to expire.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2016, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2:MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2016 and 2015. Also discussed is our financial condition as of September 30, 2016 and December 31, 2015. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2016, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, the revenue environment, our contractual relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) our objectives, expectations, estimates, intentions and other statements that are not historical facts.  All forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will likely vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on the operations of SkyWest, SkyWest Airlines or ExpressJet; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest’s operating airlines conduct flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; the ability to attract and retain qualified pilots; the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of September 30, 2016, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,200 total daily departures to destinations throughout North America. As of September 30, 2016, SkyWest Airlines and ExpressJet had a total fleet of 688 aircraft, of which 642 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	75	47	—	5	149	49	—	325
Delta	107	65	64	—	—	5	—	241
American	31	13	—	—	14	—	—	58
Alaska	—	5	—	—	—	13	—	18
Aircraft in scheduled service	213	130	64	5	163	67	—	642
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	12	9	—	4	2	—	17	44
Total	227	139	64	9	165	67	17	688

*As of September 30, 2016, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement, are owned Embraer Brasilia EMB120 turboprop aircraft (“EMB120s”) in the process of being sold or are aircraft transitioning between flying code-share agreements with our major airline partners.

For the nine months ended September 30, 2016, approximately 53.2% of our aggregate capacity was operated for United, approximately 36.1% was operated for Delta, approximately 5.8% was operated for American and approximately 4.9% was operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the nine months ended September 30, 2016, contract flying revenue and prorate revenue represented approximately 86.4% and 13.6%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Third Quarter Summary

We had total operating revenues of $799.8 million for the three months ended September 30, 2016, a 0.7% increase, compared to total operating revenues of $794.0 million for the three months ended September 30, 2015. We had net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2016, compared to net income of $36.3 million or $0.71 per diluted share, for the three months ended September 30, 2015.

Significant items affecting our financial performance during the three months ended September 30, 2016 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less profitable 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Additionally, in 2015, we completed the removal of all EMB120s from our scheduled service. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, including the E175 aircraft, placed into service, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Despite the reduction in our fleet size and the related 6.2% reduction in our block hour production, our total revenues increased $5.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015.  This was primarily driven by 24 E175 aircraft added to flying arrangements and improved rates under certain existing arrangements as compared to the three months ended September 30, 2015. These improvements to revenue were significantly offset by the removal of a net 29 CRJ200s and ERJ145s aircraft from unprofitable or less-profitable flying agreements since September 30, 2015.

Operating Expenses

Our total operating expenses decreased $1.8 million for the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  This decrease was primarily due to lower direct operating costs from fewer aircraft in service, significantly offset by $9.2 million of early aircraft lease return costs for six Canadair CRJ700’s regional jet aircraft (“CRJ700”) that were removed from operations, compared to the three months ended September 30, 2015.  We plan to transition and redeploy CRJ700 aircraft that are expiring under an agreement with a major airline partner to another major airline partner for longer terms.  We anticipate certain inefficiencies as aircraft are transitioned from one major airline partner to another major airline partner.  Additional details regarding the reduction to our operating expenses are described in more detail in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of September 30, 2015, December 31, 2015 and September 30, 2016:

Aircraft in Service	September 30, 2015	December 31, 2015	September 30, 2016
CRJ200s	220	225	213
CRJ700s	139	139	130
CRJ900s	64	64	64
ERJ145/135s	190	187	168
E175s	43	45	67
Total	656	660	642

Changes in our fleet activity from September 30, 2015 to September 30, 2016 are summarized as follows:

Aircraft available for scheduled service at September 30, 2015:		656
Additions/Redeployed:
New E175 aircraft added with United:	9
New E175 aircraft added with Alaska:	10
New E175 aircraft added with Delta:	5
Redeployed (transitioned) CRJ700 aircraft with multiple partners:	18
Total Additions/Redeployed:		42
Removals:
ERJ145 aircraft removed from service with United:	(20)
ERJ145 aircraft removed from service with American:	(2)
CRJ200 aircraft removed from service with multiple partners, net of redeployed:	(7)
CRJ700 aircraft removed from service with multiple partners:	(27)
Total Removals:		(56)
Aircraft available for scheduled service at September 30, 2016:		642

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

As of September 30, 2016, we owned or leased 392 50-seat aircraft (CRJ200s and ERJ145s).  Our future long-term outlook for 50-seat flying may evolve as we evaluate our major airline partners’ long-term needs for this aircraft type as part of our year-end fleet planning process. This evaluation of various potential strategic alternatives with respect to the 50-seat fleet could trigger an impairment evaluation and potentially result in the need to write down certain assets or incur certain lease related charges.

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

Engine maintenance expense. We use the direct-expense method of accounting for our regional jet aircraft engine overhaul costs.  Under this method, the maintenance liability is recorded when the maintenance services are performed.  For a portion of our engines, a third-party vendor provides our long-term engine maintenance services, covering scheduled and unscheduled repairs for covered engines.  Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions (“Power-by-the-Hour Contracts”).  Under our Power-by-the-Hour Contracts, we expense the engine maintenance cost as flight hours are incurred on the engines using the contractual rate set forth in the applicable Power-by-the-Hour Contract.

The table below summarizes how we are compensated by our major airline partners under our flying contracts for engine maintenance expense and the method we use to recognize the corresponding expense.

Fixed-fee contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection (CRJs)	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest Delta Connection (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
SkyWest American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense Method
ExpressJet American Agreement (ERJ145)	Partner pays directly to vendor	Not applicable

Recent Accounting Pronouncements

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2016 and 2015

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended September 30,
	2016		2015		% Change
Revenue passenger miles (000)	7,248,848		7,753,692		(6.5)%
Available seat miles (“ASMs”) (000)	8,689,404		9,265,717		(6.2)%
Block hours	493,547		526,217		(6.2)%
Departures	296,962		314,745		(5.6)%
Passengers carried	14,028,703		14,757,355		(4.9)%
Passenger load factor	83.4%		83.7%		(0.3)	pts
Revenue per available seat mile	9.2	¢	8.6	¢	7.0%
Cost per available seat mile	8.4	¢	7.9	¢	6.3%
Average passenger trip length (miles)	517		525		(1.5)%

Revenues.  Total operating revenues increased $5.8 million, or 0.7%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Passenger revenues	$781,475	$777,480	$3,995	0.5%
Less: directly-reimbursed fuel from airline partners	13,425	12,065	1,360	11.3%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	5,152	(1,127)	(21.9)%
Less: directly-reimbursed engine maintenance from airline partners	15,425	17,840	(2,415)	(13.5)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$748,600	$742,423	$6,177	0.8%

Passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) increased $6.2 million, or 0.8%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.   The increase in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by 24 E175 aircraft added to flying arrangements and improved rates from certain existing flying arrangements as compared to the three months ended September 30, 2015. The increase in revenue from the additional E175 aircraft was significantly offset by the removal of a net 29 CRJ200 and ERJ145 aircraft since September 30, 2015.

Our passenger revenue attributed to our directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses decreased by $2.2 million, or 6.2%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. This decrease in directly-reimbursed expenses was due primarily to a reduction in directly-reimbursed engine events and an increase in our major airline partners paying landing fee and station rents directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues increased $1.8 million, or 10.8%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase was primarily related to an increase in flight activity at prorate locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$305,958	$304,633	$1,325	0.4%	3.5	3.3
Aircraft maintenance, materials and repairs	143,573	147,396	(3,823)	(2.6)%	1.7	1.6
Aircraft rentals	65,766	68,003	(2,237)	(3.3)%	0.8	0.7
Depreciation and amortization	71,743	66,603	5,140	7.7%	0.8	0.7
Aircraft fuel	33,189	31,762	1,427	4.5%	0.4	0.3
Ground handling services	16,498	18,892	(2,394)	(12.7)%	0.2	0.2
Other	77,215	78,419	(1,204)	(1.5)%	0.8	0.8
Total operating expenses	$713,942	$715,708	$(1,766)	(0.2)%	8.2	7.6
Interest expense	19,865	19,914	(49)	(0.2)%	0.2	0.2
Total airline expenses	$733,807	$735,622	$(1,815)	(0.2)%	8.4	7.8

Salaries, wages and employee benefits.  Salaries, wages and employee benefits increased $1.3 million, or 0.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase in salaries, wages and employee benefits was primarily due to an increase in crew training costs for the anticipated 19 E175 deliveries scheduled for the three months ending December 31, 2016, higher crew compensation costs resulting from labor agreements executed since September 30, 2015, and an increase in employee benefit costs compared to the three months ended September 30, 2015, which was partially offset by the decrease in other direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $3.8 million, or 2.6%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$143,573	$147,396	$(3,823)	(2.6)%
Less: directly-reimbursed engine maintenance from airline partners	15,425	17,840	(2,415)	(13.5)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$128,148	$129,556	$(1,408)	(1.1)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $1.4 million, or 1.1%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.2%, which was partially offset by maintenance costs of $5.6 million associated with six CRJ700 aircraft early lease returns.

Aircraft rentals.  Aircraft rentals decreased $2.2 million, or 3.3%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in aircraft rentals was primarily due to a reduction of our fleet size that were financed through leases subsequent to September 30, 2015, partially offset by rent costs associated with six CRJ700 aircraft early lease returns of $3.2 million.

Depreciation and amortization.  Depreciation and amortization expense increased $5.1 million, or 7.7%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase in depreciation and amortization expense was primarily due to the purchase of 24 E175 aircraft and spare engines subsequent to September 30, 2015. Depreciation and amortization expense for the three months ended September 30, 2016 included $0.4 million of aircraft leasehold improvement write-offs associated with six CRJ700 aircraft early lease returns.

Aircraft Fuel.  Fuel costs increased $1.4 million, or 4.5%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$33,189	$31,762	$1,427	4.5%
Less: directly-reimbursed fuel from airline partners	13,425	12,065	1,360	11.3%
Aircraft fuel less directly-reimbursed fuel from airline partners	$19,764	$19,697	$67	0.3%

The increase in fuel cost (less directly-reimbursed fuel from airline partners) was primarily due to an increase in the volume of gallons purchased, which was partially offset by the decrease in our average fuel cost per gallon in 2016 compared to 2015.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense.  The increase in gallons we purchased was due to an increase in the number of prorate flights we operated and additional gallons we purchased under certain of our fixed-fee contracts. The average fuel cost per gallon was $1.75 and $2.02 for the three months ended September 30, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	18,936	15,739	20.3%
Fuel expense	$33,189	$31,762	4.5%

Ground handling service.  Ground handling service expense decreased $2.4 million, or 12.7%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. Ground handling service expense includes airport-related customer service costs, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to September 30, 2015.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs, decreased $1.2 million, or 1.5%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  Under our fixed-fee arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Other operating expenses	$77,215	$78,419	$(1,204)	(1.5)%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	5,152	(1,127)	(21.9)%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$73,190	$73,267	$(77)	(0.1)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to the decrease in the fleet size and in other operating costs that resulted from the reduction in departures, which was partially offset by additional hotel costs primarily associated with an increase in crew training costs.

Interest Expense. Interest expense was $19.9 million for the three months ended September 30, 2016 and for the three months ended September 30, 2015. The additional interest expense associated with the E175 aircraft added to our fleet since September 30, 2015 that were debt financed was offset by the refinancing of certain debt at lower interest rates and reduction in certain other outstanding debt amounts subsequent to September 30, 2015.

Total airline expense.  Total airline expense (consisting of total operating expense and interest expense) decreased $1.8 million, or 0.2%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2016	2015	$ Change	% Change
Total airline expense	$733,807	$735,622	(1,815)	(0.2)%
Less: directly-reimbursed fuel from airline partners	13,425	12,065	1,360	11.3%
Less: directly-reimbursed landing fee and station rent from airline partners	4,025	5,152	(1,127)	(21.9)%
Less: directly-reimbursed engine maintenance from airline partners	15,425	17,840	(2,415)	(13.5)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$700,932	$700,565	367	0.1%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) increased $0.4 million, or 0.1%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The overall increase was primarily related to early aircraft lease return costs of $9.2 million associated with six CRJ700s, which was partially offset by reduction in fleet size, including a 6.2% reduction in block hours during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Income taxes. Our provision for income taxes was 37.9% and 39.3% for the three months ended September 30, 2016 and 2015, respectively. The reduction in our effective tax rate was primarily due to an increase in pre-tax income for the three months ended September 30, 2016, compared to the three months ended September 30, 2015, with a reduced impact from non-deductible crew per diem meal expenses for the same periods, and a reduction in valuation allowance related to certain state net operating losses we anticipate will be utilized before the benefit is scheduled to expire.

Net income.  Primarily due to the factors described above, we generated net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2016, compared to a net income of $36.3 million, or $0.71 per diluted share, for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the nine months ended September 30,
	2016		2015		% Change
Revenue passenger miles (000)	21,220,196		22,439,946		(5.4)%
Available seat miles (000)	25,910,521		27,134,415		(4.5)%
Block hours	1,473,755		1,574,364		(6.4)%
Departures	879,891		933,430		(5.7)%
Passengers carried	40,612,654		42,613,648		(4.7)%
Passenger load factor	81.9%		82.7%		(0.8)	pts
Revenue per available seat mile	9.1	¢	8.6	¢	5.8%
Cost per available seat mile	8.4	¢	8.2	¢	2.4%
Average passenger trip length (miles)	523		527		(0.8)%

Revenues.  Total operating revenues increased $20.4 million, or 0.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Passenger revenues	$2,310,678	$2,293,085	$17,593	0.8%
Less: directly-reimbursed fuel from airline partners	37,341	31,159	6,182	19.8%
Less: directly-reimbursed landing fee and station rent from airline partners	10,489	15,777	(5,288)	(33.5)%
Less: directly-reimbursed engine maintenance from airline partners	48,415	74,722	(26,307)	(35.2)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,214,433	$2,171,427	$43,006	2.0%

Passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) increased $43.0 million, or 2.0%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses) was primarily driven by a $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners with the remaining increase primarily attributable to 24 E175 aircraft added to flying arrangements and improved rates from certain existing flying arrangements as compared to the nine months ended September 30, 2015. The improvements to revenue from the additional E175 aircraft were partially offset by the removal of a net 29 CRJ200 and ERJ145 aircraft from unprofitable or less-profitable flying agreements since September 30, 2015.

Our passenger revenue attributed to our directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses decreased by $25.4 million, or 20.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. This decrease in directly-reimbursed expenses was due primarily to a reduction in directly-reimbursed engine events and an increase in our major airline partners paying landing fees and station rents directly to third party vendors.

Ground handling and other.  Total ground handling and other revenues increased $2.8 million, or 5.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase was primarily related to increases in prorate flight activity at locations that provide government subsidies.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$915,743	$906,051	$9,692	1.1%	3.5	3.4
Aircraft maintenance, materials and repairs	424,722	461,972	(37,250)	(8.1)%	1.6	1.7
Aircraft rentals	205,458	206,857	(1,399)	(0.7)%	0.8	0.8
Depreciation and amortization	209,431	196,953	12,478	6.3%	0.8	0.7
Aircraft fuel	90,827	90,254	573	0.6%	0.4	0.3
Ground handling services	54,225	62,981	(8,756)	(13.9)%	0.2	0.2
Other	231,004	235,447	(4,443)	(1.9)%	0.9	0.9
Total operating expenses	$2,131,410	$2,160,515	$(29,105)	(1.3)%	8.2	8.0
Interest expense	55,876	56,460	(584)	(1.0)%	0.2	0.2
Total airline expenses	$2,187,286	$2,216,975	$(29,689)	(1.3)%	8.4	8.2

Salaries, wages and employee benefits.  Salaries, wages and employee benefits increased $9.7 million, or 1.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase in salaries, wages and employee benefits was primarily due to an increase in crew training costs for the anticipated E175 deliveries, higher crew compensation costs resulting from labor agreements executed since September 30, 2015, and an increase in employee benefit costs compared to the nine months ended September 30, 2015, which was partially offset by the decrease in other direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $37.3 million, or 8.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$424,722	$461,972	$(37,250)	(8.1)%
Less: directly-reimbursed engine maintenance from airline partners	48,415	74,722	(26,307)	(35.2)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$376,307	$387,250	$(10,943)	(2.8)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $10.9 million, or 2.8%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.4% partially offset by maintenance costs of $8.7 million associated with nine CRJ700 aircraft early lease returns.

Aircraft rentals.  Aircraft rentals decreased $1.4 million, or 0.7%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in aircraft rentals was primarily due to a reduction of our fleet size that were financed through leases subsequent to September 30, 2015, significantly offset by rental costs associated with nine CRJ700 aircraft early lease returns of $10.0 million.

Depreciation and amortization.  Depreciation and amortization expense increased $12.5 million, or 6.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase in depreciation and amortization expense was primarily due to the purchase of 24 E175 aircraft and spare engines subsequent to September 30, 2015. Depreciation and amortization expense for the nine months ended September 30, 2016, included $0.7 million of aircraft leasehold improvement write-offs associated with nine CRJ700 aircraft early lease returns.

Aircraft Fuel.  Fuel costs increased $0.6 million, or 0.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$90,827	$90,254	$573	0.6%
Less: directly-reimbursed fuel from airline partners	37,341	31,159	6,182	19.8%
Aircraft fuel less directly-reimbursed fuel from airline partners	$53,486	$59,095	$(5,609)	(9.5)%

The decrease in fuel cost (less directly-reimbursed fuel from airline partners) was primarily due to the decrease in our average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense.  The increase in gallons we purchased was due to an increase in the number of prorate flights we operated and additional gallons we purchased under certain of our fixed-fee contracts. The average fuel cost per gallon was $1.65 and $2.19 for the nine months ended September 30, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	55,043	41,263	33.4%
Fuel expense	$90,827	$90,254	0.6%

Ground handling service.  Ground handling service expense decreased $8.8 million, or 13.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Ground handling service expense includes airport-related customer service costs, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of departures at locations for which SkyWest Airlines provides ground handling services subsequent to September 30, 2015.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, crew simulator training, crew per diem, and crew hotel costs, decreased $4.4 million, or 1.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  This decrease was primarily due to the reduction in landing fee and station rent expense along with a decrease in the fleet size and in other operating costs that resulted from the reduction in departures during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. Under our fixed-fee arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Other operating expenses	$231,004	$235,447	$(4,443)	(1.9)%
Less: directly-reimbursed landing fee and station rent from airline partners	10,489	15,777	(5,288)	(33.5)%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$220,515	$219,670	$845	0.4%

The increase in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to an increase in additional training costs associated with E175 deliveries, including the use of simulators and additional hotel rooms.

Interest Expense.  Interest expense decreased $0.6 million, or 1.0%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily due to the refinancing of certain debt at lower interest rates and reductions in certain other outstanding debt amounts subsequent to September 30, 2015. These decreases were partially offset by additional interest expense associated with the E175 aircraft added to our fleet since September 30, 2015 that were debt financed.

Total airline expense.  Total airline expense (consisting of total operating expense and interest expense) decreased $29.7 million, or 1.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Total airline expense	$2,187,286	$2,216,975	(29,689)	(1.3)%
Less: directly-reimbursed fuel from airline partners	37,341	31,159	6,182	19.8%
Less: directly-reimbursed landing fee and station rent from airline partners	10,489	15,777	(5,288)	(33.5)%
Less: directly-reimbursed engine maintenance from airline partners	48,415	74,722	(26,307)	(35.2)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,091,041	$2,095,317	(4,276)	(0.2)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $4.3 million, or 0.2%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The overall decrease was primarily related to the reduction in fleet size, including a 6.4% reduction in block hours during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, which was partially offset by $19.4 million of early aircraft lease return costs for nine CRJ700 aircraft.

Income taxes. Our provision for income taxes was 38.8% and 39.8% for the nine months ended September 30, 2016 and 2015, respectively. The reduction in our effective tax rate was primarily due to an increase in pre-tax income for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, with a reduced impact from non-deductible crew per diem meal expenses for the same periods, and a reduction in valuation allowance related to state net operating losses we anticipate will be utilized before the benefit is scheduled to expire.

Net income.  Primarily due to factors described above, we generated net income of $108.7 million, or $2.08 per diluted share, for the nine months ended September 30, 2016, compared to a net income of $77.4 million, or $1.49 per diluted share, for the nine months ended September 30, 2015.

Our Business Segments

Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016 and 2015, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$502,600	$485,749	$16,851	3.5%
ExpressJet operating revenues	260,362	283,034	(22,672)	(8.0)%
SkyWest Leasing operating revenues	36,814	25,221	11,593	46.0%
Total Operating Revenues	$799,776	$794,004	$5,772	0.7%
Airline Expenses:
SkyWest Airlines airline expense	$443,088	$426,601	$16,487	3.9%
ExpressJet airline expense	262,600	289,698	(27,098)	(9.4)%
SkyWest Leasing airline expense	28,119	19,323	8,796	45.5%
Total Airline Expense(1)	$733,807	$735,622	$(1,815)	(0.2)%
Segment profit (loss):
SkyWest Airlines segment profit	$59,512	$59,148	$364	0.6%
ExpressJet segment loss	(2,238)	(6,664)	4,426	(66.4)%
SkyWest Leasing profit	8,695	5,898	2,797	47.4%
Total Segment Profit	$65,969	$58,382	$7,587	13.0%
Interest Income	591	311	280	90.0%
Other Income (Expense), net	—	1,070	(1,070)	NM
Consolidated Income Before Taxes	$66,560	$59,763	$6,797	11.4%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $0.4 million, or 0.6%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. SkyWest Airlines block hour production increased to 282,287, or 1.5%, for the three months ended September 30, 2016, from 278,074 for the three months ended September 30, 2015, primarily due to the additional block hour production from the new E175 aircraft added subsequent to September 30, 2015.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $16.9 million, or 3.5%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to revenue associated with our additional E175 aircraft subsequent to September 30, 2015.

SkyWest Airlines Airline Expense increased by $16.5 million, or 3.9%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $11.8 million, or 7.2%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The increase was primarily due to the additional block hour production along with a new pilot compensation package put in place subsequent to September 30, 2015 and crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $6.5 million, or 8.6%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The increase was primarily attributable to $3.7 million of maintenance costs associated with four CRJ700 early lease return aircraft along with direct maintenance costs associated with the increased volume of departures and the replacement and repair of aircraft parts and components.

•	SkyWest Airlines’ ground handling service expense decreased $1.0 million, or 7.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs subsequent to September 30, 2015.

•

SkyWest Airlines’ fuel expense (excluding directly-reimbursed fuel expense under its fixed-fee arrangements) increased $0.1 million, or 0.3%, compared to the three months ended September 30, 2015.  The increase in fuel cost was primarily due to an increase in the volume of gallons purchased which was partially offset by a decrease in the average fuel cost per gallon in 2016 compared to 2015.  The average fuel cost per gallon was $1.75 and $2.02 for the three months ended September 30, 2016 and 2015, respectively.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $4.4 million, or 66.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. ExpressJet’s block hour production decreased to 211,260, or 14.9%, for the three months ended September 30, 2016, from 248,143 for the three months ended September 30, 2015, primarily due to the removal of ERJ145 aircraft previously operated under ExpressJet’s United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $22.7 million, or 8.0%, during the three months ended September 30, 2016, compared to the corresponding period of 2015.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate increases under certain fixed-fee contracts effective January 1, 2016.

ExpressJet’s Airline Expense decreased $27.1 million, or 9.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $10.5 million, or 7.5%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to September 30, 2015 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by a new pilot compensation package put in place subsequent to September 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $10.3 million, or 14.2%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015.  The decrease was primarily due to the decrease in fleet size subsequent to September 30, 2015, a decrease in the number of directly-reimbursed engine events and maintenance cost-saving initiatives. This was partially offset by $1.9 million of maintenance costs associated with two CRJ700 early lease return aircraft.

•

ExpressJet’s aircraft rental expenses decreased $1.2 million, or 7.1%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to a reduction of our fleet size that were financed through leases subsequent to September 30, 2015, partially offset by $3.2 million of lease costs associated with two CRJ700 early lease return aircraft.

•

ExpressJet’s ground handling service expense decreased $1.4 million, or 28.5%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs subsequent to September 30, 2015.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $2.8 million, or 47.4%, during the three months ended September 30, 2016, compared to the three months ended September 30, 2015, primarily due to 24 E175 aircraft added to the fleet subsequent to September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016 and 2015, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,473,003	$1,387,451	$85,552	6.2%
ExpressJet operating revenues	794,410	896,683	(102,273)	(11.4)%
SkyWest Leasing operating revenues	95,777	58,685	37,092	63.2%
Total Operating Revenues	$2,363,190	$2,342,819	$20,371	0.9%
Airline Expenses:
SkyWest Airlines airline expense	$1,298,727	$1,249,783	$48,944	3.9%
ExpressJet airline expense	814,815	921,372	(106,557)	(11.6)%
SkyWest Leasing airline expense	73,744	45,820	27,924	60.9%
Total Airline Expense(1)	$2,187,286	$2,216,975	$(29,689)	(1.3)%
Segment profit (loss):
SkyWest Airlines segment profit	$174,276	$137,668	$36,608	26.6%
ExpressJet segment loss	(20,405)	(24,689)	4,284	(17.4)%
SkyWest Leasing profit	22,033	12,865	9,168	71.3%
Total Segment Profit	$175,904	$125,844	$50,060	39.8%
Interest Income	1,506	1,647	(141)	(8.6)%
Other Income (Expense), net	—	1,070	(1,070)	NM
Consolidated Income Before Taxes	$177,410	$128,561	$48,849	38.0%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $36.6 million, or 26.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. SkyWest Airlines block hour production increased to 835,445, or 3.9%, for the nine months ended September 30, 2016, from 803,741 for the nine months ended September 30, 2015, primarily due to the additional block hour production from the new E175 aircraft added subsequent to September 30, 2015.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $85.6 million, or 6.2%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to our additional E175 aircraft operations, a $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners and improved contract performance incentives.

SkyWest Airlines Airline Expense increased by $48.9 million, or 3.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $39.2 million, or 8.2%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to the additional block hour production and due to a new pilot compensation package put in place subsequent to September 30, 2015 and crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $21.9 million, or 10.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The increase was primarily attributable to an increase in direct maintenance costs associated with the increased volume of departures and the replacement and repair of aircraft parts and components and $3.7 million of maintenance costs associated with four CRJ700 early lease return aircraft.

•

SkyWest Airlines’ ground handling service expense decreased $4.4 million, or 9.0%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs and deicing events in SkyWest Airlines’ prorate operations in comparison with the nine months ended September 30, 2015.

•

SkyWest Airlines’ fuel expense (excluding directly-reimbursed fuel expense under its fixed-fee arrangements) decreased $5.0 million, or 8.7%, compared to the nine months ended September 30, 2015.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2016 compared to 2015, which was partially offset by an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.65 and $2.19 for the nine months ended September 30, 2016 and 2015, respectively.

•

SkyWest Airlines’ depreciation and amortization expense decreased by $2.8 million, or 2.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The decrease was primarily attributable to the elimination of EMB120 aircraft-related depreciation, due to our removal of the EMB120 aircraft from service during 2015.

ExpressJet Segment Loss.  ExpressJet segment loss increased $4.3 million, or 17.4%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. ExpressJet’s block hour production decreased to 638,310, or 17.2%, for the nine months ended September 30, 2016, from 770,623 for the nine months ended September 30, 2015, primarily due to the removal of ERJ145 aircraft previously operated under ExpressJet’s United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $102.3 million, or 11.4%, during the nine months ended September 30, 2016, compared to the corresponding period of 2015.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate increases under certain fixed-fee contracts effective January 1, 2016 and higher flight completion rates.

ExpressJet’s Airline Expense decreased $106.6 million, or 11.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $29.5 million, or 6.9%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to September 30, 2015 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by a new pilot compensation package put in place subsequent to September 30, 2015.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $58.7 million, or 23.5%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.  The decrease was primarily due to the decrease in fleet size subsequent to September 30, 2015, a decrease in the number of directly-reimbursed engine events and maintenance cost saving initiatives partially offset by $4.9 million of maintenance costs associated with early lease return aircraft.

•

ExpressJet’s ground handling services expenses decreased $4.4 million, or 30.2%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease in scheduled production that resulted from a reduction in fleet size and a reduction in passenger liability insurance costs.

•

ExpressJet’s other airline expense decreased $6.9 million, or 7.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to a decrease in scheduled production subsequent to September 30, 2015.

•

ExpressJet’s interest expense decreased $4.7 million, or 47.1%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the refinancing of certain debt at lower interest rates and reductions in certain other outstanding debt amounts subsequent to September 30, 2015.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $9.2 million, or 71.3%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015, primarily due to the E175 aircraft added to the fleet subsequent to September 30, 2015.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2016 and 2015, and our total cash and marketable securities positions as of September 30, 2016 and December 31, 2015 (in thousands).

	For the nine months ended September 30,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$399,318	$313,540	$85,778	27.4%
Net cash used in investing activities	(850,727)	(656,371)	(194,356)	29.6%
Net cash provided by financing activities	298,141	337,300	(39,159)	(11.6)%

	September 30,	December 31,
	2016	2015	$ Change	% Change
Cash and cash equivalents	$49,767	$203,035	$(153,268)	(75.5)%
Restricted cash	8,235	8,216	19	0.2
Marketable securities	506,170	286,668	219,502	76.6%
Total	$564,172	$497,919	$66,253	13.3%

Cash Flows provided by Operating Activities

Net cash provided by operating activities increased $85.8 million, or 27.4%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in net cash provided by operating activities was primarily due to a decrease in cash used in working capital accounts and an increase in income before income taxes for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $194.4 million, or 29.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase in cash used in investing activities was primarily due to investments in marketable securities for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015.

Cash Flows provided by Financing Activities

Net cash provided by financing activities decreased $39.2 million, or 11.6%, during the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily related to proceeds from the issuance of long-term debt of $497.5 million associated with 22 E175 aircraft acquired during the nine months ended September 30, 2016, compared to the proceeds from issuance of debt of $521.2 million associated with 23

E175 aircraft acquired and the issuance of $25.0 million in a term loan during the nine months ended September 30, 2015.  During the nine months ended September 30, 2016, we used an additional $14.1 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired after September 30, 2015. Additionally, during the nine months ended September 30, 2015, we used $18.7 million to purchase treasury shares.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2016, our total capital mix was 45.8% equity and 54.2% long-term debt, compared to 47.6% equity and 52.4% long-term debt at December 31, 2015.

During the nine months ended September 30, 2016, we increased our line of credit with a bank from $25 million to $75 million. At September 30, 2016, we had $6.5 million in letters of credit issued under the facility which reduced the amount available under the facility to $68.5 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.0% at September 30, 2016).

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - 2016	2017	2018	2019	2020	Thereafter
Operating lease payments for aircraft and facility obligations	$1,020,483	$67,280	$191,086	$155,584	$122,627	$134,867	$349,039
Firm aircraft and spare engine commitments	1,079,846	529,865	515,478	14,787	14,787	4,929	—
Interest commitments(A)	407,009	22,154	77,500	66,992	57,072	47,574	135,717
Principal maturities on long-term debt	2,248,305	87,560	282,582	266,010	260,634	221,791	1,129,728
Total commitments and obligations	$4,755,643	$706,859	$1,066,646	$503,373	$455,120	$409,161	$1,614,484

(A)	At September 30, 2016, we had variable rate notes representing 7.9% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2014, we announced our execution of an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of September 30, 2016, we had taken delivery of 67 E175s. We anticipate taking delivery of the remaining 37 E175s covered by the firm order by the end of 2017.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance our E175 aircraft purchases with approximately 85% debt and the remaining purchase price balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2016, we had 431 aircraft under lease with remaining terms ranging from one year or less to ten years. Future minimum lease payments due under all long-term operating leases were approximately $1.0 billion at September 30, 2016. Assuming a 4.89% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $0.8 billion at September 30, 2016.

Long-term Debt Obligations

As of September 30, 2016, we had $2.2 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200s, CRJ700s, CRJ900s, E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.7% at September 30, 2016.

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

ITEM 3:QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2016, approximately 4.5% of our ASMs were flown under prorate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $13.4 million in fuel expense for the nine months ended September 30, 2016.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At September 30, 2016, we had variable rate notes representing 7.9% of our total long-term debt compared to 12.1% of our long-term debt at December 31, 2015. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $1.6 million in interest expense and received $3.7 million in additional interest income for the nine months ended September 30, 2016. However, under our contractual arrangements with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $1.6 million less in interest expense and received $3.7 million less in interest income for the nine months ended September 30, 2016. If interest rates were to decline, our major airline partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major airline partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive income.

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

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2016, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2016, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016, as supplemented below, which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of September 30, 2016, we had approximately $3.9 billion of property and equipment and related assets net of accumulated depreciation.  Additionally, as of September 30, 2016, we had approximately $8.8 million in intangible assets.  In accounting for these long‑lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets.  In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies.  An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Historically, our Board of Directors has authorized the repurchase of specified amounts of our common stock in the public market during specified periods. During the three months ended September 30, 2016, our Board of Directors did not authorize and we did not repurchase any additional shares of our common stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer

d