Form 10-K
period 2016-12-31
SKYWEST INC
filed 2017-02-27
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0‑14719

SKYWEST, INC.

Incorporated under the Laws of Utah	87‑0292166 (IRS Employer ID No.)

444 South River Road

St. George, Utah 84790

(435) 634‑3000

Securities Registered Pursuant to Section 12(b) of the Act:

(Title of Each Class)                                                                                                                  (Name of Exchange on which Registered)

Common Stock, No Par Value                                                                                                          The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 30, 2016 was approximately $1,362,182,737.

As of February 17, 2017, there were 51,845,731 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the Registrant’s 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10‑K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc., “SkyWest Airlines” refers to our wholly‑owned subsidiary, SkyWest Airlines, Inc., and "ExpressJet" refers to our wholly-owned subsidiary, ExpressJet Airlines, Inc.

Cautionary Statement Concerning Forward‑Looking Statements

Certain of the statements contained in this Report should be considered “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines and ExpressJet, our objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward‑looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on the operations of SkyWest, SkyWest Airlines or ExpressJet; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest’s operating airlines conduct flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors described below in Item 1A. Risk Factors.

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

ITEM 1.  BUSINESS

General

Through SkyWest Airlines and ExpressJet, we offer scheduled passenger service with approximately 3,160 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, American Eagle or Alaska Airlines under code‑share arrangements with Delta, United, American or Alaska, respectively. SkyWest Airlines and ExpressJet generally provide regional flying to our major airline partners under long‑term, fixed‑fee, code‑share agreements. Among other features of our fixed‑fee agreements, our major airline partners generally pay us fixed rates for operating the aircraft primarily based on computed flights, flight time and the number of aircraft under contract, and the major airline partners also reimburse us for specified direct operating expenses (including fuel expense) and pay us a fee for operating the aircraft.

SkyWest Airlines and ExpressJet have developed industry‑leading reputations for providing quality regional airline service during their long operating histories. SkyWest Airlines has been flying since 1972 and ExpressJet (and its predecessors) since 1979. As of December 31, 2016, we had 652 aircraft in scheduled service consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	75	35	—	5	140	58	—	313
Delta	109	62	64	—	—	13	—	248
American	29	33	—	—	14	—	—	76
Alaska	—	—	—	—	—	15	—	15
Aircraft in scheduled service	213	130	64	5	154	86	—	652
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	—	9	—	4	4	—	14	31
Total Fleet	215	139	64	9	158	86	14	685

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that were for sale.

As of December 31, 2016, our fleet scheduled for service consisted of aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”) summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Bombardier	CRJ900s	76
Bombardier	CRJ700s	65-70
Bombardier	CRJ200s	50
Embraer	E175s	76
Embraer	ERJ145s	50
Embraer	ERJ135s	37

The Bombardier and Embraer Regional Jets are among the quietest commercial jets currently available and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand‑up cabin, overhead and under seat storage, lavatories and in‑flight snack and beverage service. The speed of Bombardier and Embraer Regional Jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively.

We were incorporated in Utah in 1972. Our principal executive offices are located at 444 South River Road, St. George, Utah 84790, and our primary telephone number is (435) 634‑3000. We maintain an internet website at inc.skywest.com, which provides links to our annual, quarterly and current reports filed with the Securities and Exchange Commission (“SEC”). The information on our website does not constitute part of this Report. In addition, we provide electronic or paper copies of our SEC filings free of charge upon request.

Our Operating Platforms

SkyWest Airlines

SkyWest Airlines provides regional jet service to airports primarily located in the Midwestern and Western United States, as well as Mexico and Canada. SkyWest Airlines offered approximately 1,750 daily scheduled departures as of December 31, 2016, of which approximately 870 were United Express flights, 660 were Delta Connection flights, 130 were American Eagle flights and 80 were Alaska Airlines‑coded flights. SkyWest Airlines’ operations are conducted principally from airports located in Chicago (O’Hare), Denver, Los Angeles, Houston, Minneapolis, Portland, Seattle, Phoenix, San Francisco and Salt Lake City. As of December 31, 2016, SkyWest Airlines operated a fleet of 368 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
United	75	35	—	58	168
Delta	71	27	36	13	147
American	15	23	—	—	38
Alaska	—	—	—	15	15
Total	161	85	36	86	368

SkyWest Airlines conducts its code‑share operations with its major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“SkyWest Airlines United Express Agreements” and “SkyWest Airlines United Express Prorate Agreement”
Delta	“SkyWest Airlines Delta Connection Agreement” and “SkyWest Airlines Delta Prorate Agreement”
American	“SkyWest Airlines American Agreement” and “SkyWest Airlines American Prorate Agreement”
Alaska	“SkyWest Airlines Alaska Agreement”

A summary of the terms for each SkyWest Airlines code‑share agreement with the respective major airline partner is provided under the heading “Code-Share Agreements” below on page 6.

ExpressJet

ExpressJet provides regional jet service to airports primarily located in the Eastern and Midwestern United States, as well as Mexico, Canada and the Caribbean.  ExpressJet’s operations are conducted principally from airports located in Atlanta, Cleveland, Chicago (O’Hare), Houston, Detroit, Memphis, Newark and Minneapolis. ExpressJet offered approximately 1,410 daily scheduled departures as of December 31, 2016, of which approximately 540 were Delta Connection flights, 710 were United Express flights and 160 were American Eagle flights. As of December 31, 2016, ExpressJet operated a fleet of 284 aircraft consisting of the following:

	CRJ200	ERJ145	ERJ135	CRJ700	CRJ900	Total
United	—	140	5	—	—	145
Delta	38	—	—	35	28	101
American	14	14	—	10	—	38
Total	52	154	5	45	28	284

ExpressJet conducts its code‑share operations with its major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United (ERJ aircraft types)	“ExpressJet United Express ERJ Agreement”
Delta	“ExpressJet Delta Connection Agreement”
American	“ExpressJet American Agreement” and “ExpressJet American Prorate Agreement”

A summary of the terms for each ExpressJet code‑share agreement with the respective major airline partner is provided under the heading “Code-Share Agreements” below on page 6.

SkyWest Leasing

The SkyWest Leasing segment includes revenue attributed to our E175 ownership cost earned under the applicable fixed-fee contracts, and the depreciation and interest expense of our E175 aircraft.  The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft.  The SkyWest Leasing segment additionally includes the income from CRJ200 aircraft leased to a third party.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest Airlines and ExpressJet compete principally with other regional airlines. The combined operations of SkyWest Airlines and ExpressJet extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. The primary competitors of SkyWest Airlines and ExpressJet include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); Mesa Air Group, Inc. (“Mesa”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Republic Airways Holdings Inc. (“Republic”); Trans States Airlines, Inc. (“Trans States”) and Compass Airlines, LLC (“Compass”). Major airlines typically award additional code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on‑time arrival and flight completion percentages and the overall image of the regional airline.

The principal competitive factors for regional airline code‑share arrangements include labor resources, code‑share agreement terms, reliable flight operations, operating cost structure, ability to finance new aircraft, certification to operate certain aircraft types, geographical infrastructure and markets and routes served.

The combined operations of SkyWest Airlines and ExpressJet represent the largest regional airline operations in the United States. However, regional carriers owned by major airlines may have access to greater resources through their parent companies than SkyWest Airlines and ExpressJet.

Generally, the airline industry is highly sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by the predominantly contract-based flying arrangements of SkyWest Airlines and ExpressJet. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements with SkyWest Airlines or ExpressJet, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition.

Industry Overview

Major and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

Regional airlines, such as SkyWest Airlines, ExpressJet, Mesa, Air Wisconsin, Endeavor, Trans States, Compass and Republic, typically operate smaller aircraft on shorter distance routes than major and low‑cost carriers. Several regional airlines, including Envoy, Endeavor, PSA, Piedmont and Horizon, are wholly‑owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower‑cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed “contract” or “fixed‑fee” flights, or the regional airline receives a percentage of applicable passenger ticket revenues, termed “prorate” or “revenue‑sharing” flights, as described in more detail below.

Code‑Share Agreements

Regional airlines generally enter into code‑share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two‑letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of its code‑share partner and to market and advertise its status as a carrier for the code‑share partner. Code‑share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low‑capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower‑volume markets. The financial arrangements between the regional airlines and their code‑share partners usually involve either fixed‑fee arrangements or revenue‑sharing arrangements as explained below:

•

Fixed‑Fee Arrangements.  Under a fixed‑fee arrangement (referred to as a “fixed‑fee arrangement,” “fixed-fee contract,” “contract flying” or a “capacity purchase agreement”), the major airline generally pays the regional airline a fixed‑fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights, on‑time performance and other operating metrics. In addition, the major and regional airlines often enter into an arrangement pursuant to which the major airline bears the risk of changes in the price of fuel and other costs that are passed through to the major airline partner. Regional airlines benefit from a fixed‑fee arrangement because they are sheltered from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, number of passengers and fuel prices. However, regional airlines in fixed‑fee arrangements generally do not benefit from positive trends in ticket prices (including ancillary revenue programs), the number of passengers enplaned or fuel prices because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.

•

Revenue‑Sharing Arrangements.  Under a revenue‑sharing arrangement (referred to as a “revenue‑sharing” arrangement or “prorate” arrangement), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In a revenue‑sharing arrangement, the regional airline may realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

SkyWest Airlines has code‑share agreements with United, Delta, American and Alaska. ExpressJet has code‑share agreements with United, Delta and American.

During the year ended December 31, 2016, approximately 86.9% of our passenger revenues related to fixed‑fee contract flights, where Delta, United, American and Alaska controlled scheduling, ticketing, pricing and seat inventories. The remainder of our passenger revenues during the year ended December 31, 2016 related to prorate flights for Delta, United or American, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with Delta, United or American according to prorate formulas.

Under our fixed-fee arrangements, the major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. Under our ExpressJet United Express ERJ Agreement and our ExpressJet American ERJ145 Agreement, the major airline partner provides the aircraft to us for a nominal amount. The number of aircraft under our fixed‑fee arrangements and our prorate arrangements as of December 31, 2016 is reflected in the summary below. The following summaries of our code-share agreements do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

Delta Connection Agreements

Agreement	Aircraft type		Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175		50 27 36 13	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2026 •The average remaining term of the aircraft under contract is 3.7 years
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900		38 35 28	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2022 •The average remaining term of the aircraft under contract is 2.8 years
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200		21	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	53 35 58	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2027 •The average remaining term of the aircraft under contract is 5.7 years
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 145 •ERJ 135	140 5	•Individual aircraft have scheduled removal dates under the agreement during 2017, subject to two one-year extensions •The average remaining term of the aircraft under contract is 0.9 years
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	22	•Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700	9 23	• CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2020
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	6	• Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • ERJ 145	11 10 14	• CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
ExpressJet American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	3	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•E175	15	•Individual aircraft have scheduled removal dates under the agreement between 2027 and 2028

We anticipate placing an additional seven Embraer E175 dual-class regional jet aircraft ("E175") with United, five E175 aircraft with Alaska and six E175 aircraft with Delta throughout 2017.

We are scheduled to have 49 Canadair CRJ700 regional jet aircraft ("CRJ700") in service with American by mid-2017. The 49 CRJ700 aircraft scheduled for service with American were previously operated in our existing fleet by other major airline partners. As of December 31, 2016, we had 213 Canadair CRJ200 regional jet aircraft ("CRJ200") and 159 Embraer ERJ145 regional jet aircraft ("ERJ145") and Embraer ERJ135 regional jet aircraft ("ERJ135") in scheduled service.

We anticipate reducing our CRJ200 aircraft by approximately 46 aircraft and our ERJ145 and ERJ135 aircraft by approximately 59 aircraft during 2017. We also anticipate that ExpressJet will transition to flying primarily dual-class aircraft in its CRJ aircraft operation by removing its CRJ200 aircraft from service over the next year.

SkyWest Airlines and ExpressJet Delta Connection Agreements

SkyWest Airlines and ExpressJet are each parties to a Delta Connection Agreement (the "SkyWest Airlines Delta Connection Agreement" and the "ExpressJet Delta Connection Agreement," respectively), pursuant to which SkyWest Airlines and ExpressJet provide contract flight services for Delta. The SkyWest Airlines Delta Connection Agreement and ExpressJet Delta Connection Agreements contain multi‑year rate reset provisions applicable to the CRJ aircraft that became operative in 2010. The SkyWest Airlines Delta Connection Agreement multi-year rate reset provision does not include the ERJ175 aircraft. SkyWest Airlines and ExpressJet have agreed with Delta on contractual rates that are effective through December 31, 2018 and December 31, 2017, respectively.

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

•	if SkyWest Airlines fails to satisfy certain performance and safety requirements;
•	if, under certain circumstances, Delta has a right to terminate the ExpressJet Delta Connection Agreement;
•	if either party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or makes an assignment for the benefit of creditors; or
•	if SkyWest Airlines fails to maintain competitive base rate costs (provided, however, that SkyWest Airlines has the right to adjust its rates prior to any such termination).

The ExpressJet Delta Connection Agreement is subject to early termination in various circumstances including:

•	if ExpressJet or Delta commits a material breach of the ExpressJet Delta Connection Agreement, subject to 30‑day notice and cure rights;
•

if ExpressJet fails to conduct all flight operations and maintain all aircraft under the ExpressJet Delta Connection Agreement in compliance in all material respects with applicable government regulations;

•	if ExpressJet fails to satisfy certain performance and safety requirements;
•	if, under certain circumstances, Delta has a right to terminate the SkyWest Airlines Delta Connection Agreement;
•	if either party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or makes an assignment for the benefit of creditors; or
•	if ExpressJet fails to maintain competitive base rate costs (provided, however, that ExpressJet has the right to adjust its rates prior to any such termination).

SkyWest Airlines United Express Agreements

SkyWest Airlines and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200s and CRJ700s, and a United Express agreement to operate E175 aircraft (collectively, the “SkyWest Airlines United Express Agreements”).

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
•

subject to limitations imposed by the U.S. Bankruptcy Code, if either party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations; or

•	if bankruptcy proceedings are commenced against either party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

ExpressJet United Express ERJ Agreement

ExpressJet and United are parties to an Amended and Restated Capacity Purchase Agreement (the "ExpressJet United Express ERJ Agreement") to operate ERJ 145 and ERJ 135 aircraft.

The ExpressJet United Express ERJ Agreement is scheduled to terminate in December 2018 and is subject to early termination in various circumstances including:

•	if ExpressJet’s performance falls below identified standards and such failure is not cured within 60 days following receipt of notice;
•	upon the occurrence of a labor strike lasting 15 days or longer;
•

upon the occurrence of a material default by ExpressJet under certain lease agreements relating to aircraft operated by ExpressJet under the ExpressJet United Express ERJ Agreement, provided that such material default is not cured within 60 days following receipt of notice; and

•

if United fails to make payment of $500,000 or more due to ExpressJet under the ExpressJet United Express ERJ Agreement and such failure is not cured within five business days following receipt of notice.

During the year ended December 31, 2016, United exercised its right to extend the term for an additional 12‑month period for a certain number of aircraft until the end of 2018 intended to facilitate an orderly return of ERJ145 aircraft to United. Additionally, United has the right to extend the term for an additional 12‑month period for a certain number of aircraft upon 180 days written notice until the end of 2019.

Under the terms of the ExpressJet United Express ERJ Agreement, ExpressJet operates 140 ERJ145s and five ERJ135s in the United flight system. All of such ERJ145s and ERJ 135s are leased to ExpressJet by United pursuant to sublease or lease agreements. Upon the expiration of the ExpressJet United Express ERJ Agreement, ExpressJet is obligated to return the subleased or leased aircraft to United.

SkyWest Airlines American Agreement

SkyWest Airlines and American are parties to an agreement (the "SkyWest Airlines American Agreement") for the operation of CRJ200 and CRJ700 aircraft. The SkyWest Airlines American Agreement for CRJ200 aircraft and CRJ700 aircraft is scheduled to terminate in 2017 and 2020, respectively, and is subject to early termination in various circumstances including:

•	if SkyWest Airlines or American fail to fulfill any obligation under the SkyWest Airlines American Agreement for a period of 30 days after written notice to cure;
•	if SkyWest Airlines’ operations fall below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against either party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied

ExpressJet American Agreement

ExpressJet and American are parties to an agreement (the "ExpressJet American Agreement") for the operation of CRJ200 and CRJ700 aircraft. The ExpressJet American Agreement for CRJ200 and CRJ700 is scheduled to terminate in 2017 and 2019, respectively, and is subject to early termination in various circumstances including:

•	if ExpressJet or American fail to fulfill any obligation under the ExpressJet American Agreement for a period of 30 days after written notice to cure;
•	if ExpressJet’s operations fall below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against either party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

SkyWest Airlines Alaska Agreement

SkyWest Airlines and Alaska are parties to a Capacity Purchase Agreement (the "SkyWest Airlines Alaska Capacity Purchase Agreement") for the operation of E175 aircraft. The agreement has a 12‑year term for each of the aircraft subject to the agreement. The SkyWest Airlines Alaska Capacity Purchase Agreement is subject to early termination in various circumstances including:

•	if SkyWest Airlines or Alaska fails to fulfill an obligation under the SkyWest Airlines Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;
•	if SkyWest Airlines’ operational performance falls below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	if bankruptcy proceedings are commenced against either party (subject to limitations imposed by the U.S. Bankruptcy Code) and certain specified conditions are not satisfied.

Segment Financial Information

See Management’s Discussion and Analysis of Financial Condition and Results of Operations, set forth in Item 7 of this Report, and Note 2 to our Consolidated Financial Statements included in Item 8 of this Report, for financial information regarding our business segments.

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

Fuel

Our fixed‑fee agreements with Delta, United, American and Alaska require the respective major airline partner to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with Delta, United and American, we are responsible for the costs we incur and are therefore exposed to fuel price fluctuations to the extent of the fuel costs incurred under those agreements. During the year ended December 31, 2016, United and Delta purchased the majority of the fuel for our aircraft flying under their respective fixed-fee agreements directly from their fuel vendors. Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry fuel purchase contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Railway Labor Act

Our relations with labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, a labor union seeking to represent an unrepresented craft or class of employees is required to file with the National Mediation Board (the “NMB”) an application alleging a representation dispute, along with authorization cards signed by at least 35% of the employees in that craft or class. The NMB then investigates the dispute and, if it finds the labor union has obtained a sufficient number of authorization cards, conducts an election to determine whether to certify the labor union as the collective bargaining representative of that craft or class. Under the NMB’s usual rules, a labor union will be certified as the representative of the employees in a craft or class only if more than 50% of those employees vote for union representation. A certified labor union then enters into negotiations toward a collective bargaining agreement with the employer.

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

Collective Bargaining

As of December 31, 2016, we had approximately 16,900 full‑time equivalent employees. Approximately 33.4% of these employees were represented by unions, as set forth in the table below. Effective December 31, 2011, our subsidiary ExpressJet Airlines, Inc. was merged into our subsidiary Atlantic Southeast Airlines, Inc., with the surviving corporation named ExpressJet Airlines, Inc. (the “ExpressJet Combination”). Notwithstanding the completion of the ExpressJet Combination, ExpressJet’s employee groups primarily continue to be represented by those unions who provided representation prior to the ExpressJet Combination. Accordingly, the following table refers to ExpressJet’s employee groups based upon their union affiliations prior to the ExpressJet Combination.

	Approximate
	Number of
	Active Employees		Status of
Employee Group	Represented	Representatives	Agreement
Atlantic Southeast Pilots	1,238	Air Line Pilots Association International	Amendable February 2018
Atlantic Southeast Flight Attendants	833	International Association of Machinists and Aerospace Workers	Currently Amendable
Atlantic Southeast Flight Controllers	68	Transport Workers Union of America	Currently Amendable
Atlantic Southeast Mechanics	366	International Brotherhood of Teamsters	Currently Amendable
Atlantic Southeast Stock Clerks	35	International Brotherhood of Teamsters	Currently Amendable
ExpressJet Delaware Pilots	1496	Air Line Pilots Association International	Amendable February 2018
ExpressJet Delaware Flight Attendants	783	International Association of Machinists and Aerospace Workers	Currently Amendable
ExpressJet Delaware Mechanics	730	International Brotherhood of Teamsters	Currently Amendable
ExpressJet Delaware Dispatchers	47	Transport Workers Union of America	Currently Amendable
ExpressJet Delaware Stock Clerks	47	International Brotherhood of Teamsters	Currently Amendable

In February 2016, the Atlantic Southwest Pilots and the ExpressJet Delaware Pilots ratified a two-year contract extension to their respective labor agreements. Delays or expenses or other challenges associated with executing an acceptable agreement with each labor workgroup with a currently amendable contract could impact our financial performance.

As of December 31, 2016, SkyWest and SkyWest Airlines collectively employed 10,659 full‑time equivalent employees, consisting of 4,051 pilots, 2,923 flight attendants, 1,401 customer service personnel, 932 mechanics, 766 other maintenance personnel, 132 dispatchers and 454 operational support and administrative personnel. None of these employees are currently represented by a union. Collective bargaining group organization efforts among SkyWest Airlines’ employees do, however, occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider SkyWest Airlines’ relationships with its employees to be good.

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

We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with FAA regulations and hold all operating and airworthiness certificates and licenses which are necessary to conduct their respective operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which SkyWest Airlines and ExpressJet are subject. SkyWest Airlines’ and ExpressJet’s flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest Airlines and ExpressJet are also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest Airlines and ExpressJet are in compliance in all material respects with these laws and regulations.

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

Safety and Security

We are committed to the safety and security of our passengers and employees. SkyWest Airlines and ExpressJet have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of their operations. Some of the safety and security measures we have taken with our major airline partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

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

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our prorate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our fixed‑fee arrangements is based on completing flights and we typically have more scheduled flights during the summer months. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Risks Related to Our Operations

We may experience fleet transition costs, which may negatively impact our financial results.

During 2016, we removed 40 50-seat aircraft and nine CRJ700 aircraft from scheduled service.  We anticipate removing approximately 105 50-seat aircraft from service during 2017, which will likely result in a net fleet reduction from the end of 2016 to the end of 2017.  Although the anticipated reduction in our 50-seat aircraft in 2017 is consistent with our long-term fleet plans to improve long-term profitability and reduce fleet risk, we may experience operating inefficiencies and cash and/or non-cash expenses in 2017 in connection with the aircraft reductions.  These inefficiencies and expenses may include, but are not limited to, under-utilized facilities and other assets, infrastructure reductions and employee relocation costs.  Additionally, we anticipate transitioning certain CRJ700 aircraft between major airline partners’ code-share agreements during 2017.  We may experience inefficiencies while aircraft are temporarily removed from service during a transition period.  Fleet transition expenses and potential operating inefficiencies may negatively impact our financial results.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of December 31, 2016, we had approximately $3.8 billion of property and equipment and related assets net of accumulated depreciation.  Additionally, as of December 31, 2016, we had approximately $8.2 million in intangible assets.  In accounting for these long‑lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets.  In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. For example, during 2016 we recorded an impairment of $465.6 million attributable to certain long-lived assets associated with our 50-seat aircraft primarily resulting from changes to our short-term and long-term fleet plans with our 50-seat aircraft. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Increased labor costs, strikes, labor disputes and increased unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2016, our salary, wage and benefit costs constituted approximately 36.8% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with unionized and non‑unionized employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

Approximately 33.4% of our workforce is unionized. Strikes or labor disputes with our unionized employees may adversely affect our ability to conduct business. Relations between air carriers and labor unions in the United States are governed by the RLA, which provides that a collective bargaining agreement between an airline and a labor union does not expire, but instead becomes amendable as of a stated date. The RLA generally prohibits strikes or other types of self‑help action both before and after a collective bargaining agreement becomes amendable, unless and until the collective bargaining processes required by the RLA have been exhausted.

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

On July 8, 2013, as directed by the U.S. Congress, the FAA issued more stringent pilot qualification and crew member flight training standards, which increase the required training time for new commercial pilots. In recent years, we have also experienced a reduction in pilot applicants with previous military experience. With these changes, the supply of qualified pilot candidates eligible for hiring by the airline industry has been dramatically reduced. Additionally, major airlines may significantly increase the number of pilots hired from regional carriers due to the number of pilots at the major airlines reaching the statutory mandatory retirement age of 65 years.  These factors may cause our pilot attrition rates to be higher than our ability to hire and retain replacement pilots.  If we are unable to maintain a sufficient number of eligible pilots to operate our scheduled flights, we may need to request a reduced flight schedule with our major airline partners, which may result in operational performance penalties under the code-share agreements with those partners and our operations and financial results could be materially and adversely affected.

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

Under our fixed-fee contracts with Delta, United, American and Alaska, a portion of our compensation is based upon pre‑determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs.  During the year ended December 31, 2016, approximately 88.6% of our code‑share operating costs were reimbursable at pre‑determined rates and 11.4% of our code‑share operating costs were pass‑through costs.  Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow.  If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre‑determined rates under our fixed‑fee arrangements, our financial position and operating results will be negatively affected.

We may be limited from expanding our flying within our major airline partners’ flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each such major airline partner can operate in its regional network due to its own labor agreements. Except as contemplated by our existing code‑share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code‑share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional code‑share operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners. We also cannot provide any assurance that we will be able to obtain the additional ground and maintenance facilities, including gates and support equipment, to expand our operations. The failure to obtain these facilities and equipment would likely impede our efforts to grow our business and could materially and adversely affect our operating results and our financial condition.

The decision by any of our major airline partners to reduce or limit code-share service may negatively affect our business.

Our business model depends on major airlines electing to contract with us instead of operating their own regional jets. Some regional airlines are owned by a major airline. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us instead of operating their own regional jets. Our major airline partners are not prohibited from doing so under our code‑share agreements. A decision by any of our major airline partners to phase out code‑share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial condition, results of operations or the price of our common stock.

We have aircraft lease and debt commitments that extend beyond our existing fixed‑fee contractual term on certain aircraft.

Under our fixed‑fee arrangements with multiple major airline partners we have a total of 41 CRJ700s with flying contract expirations in 2019. Our underlying lease or debt financing obligations associated with each of these aircraft are scheduled to terminate in 2023 and 2024 on an aircraft‑by‑aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major airline partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code‑share agreement, subleasing the aircraft to another operator, and/or marketing the debt financed aircraft for sale. Additionally, we may negotiate an early lease return agreement with the aircraft lessor.  In the event we are unable to extend the flying contract terms for these aircraft at each respective contract’s expiration, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition.  Additionally, in the event we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place the aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

There are long‑term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Our major airline partners have indicated that their committed supply of regional airline capacity is larger than they desire given current market conditions. Specifically, they have identified a general oversupply of 50‑seat regional jets under contractual commitments with regional airlines. Delta in particular has reduced both the number of 50‑seat regional jets within its network and the number of regional airlines with which it contracts. Including all regional airlines, there are currently more than 100 50‑seat aircraft within the Delta Connection system, over 200 50-seat aircraft in the United system and over 200 50-seat aircraft in the American system. In addition to reducing the number of 50‑seat jets under contract, major airlines have reduced the utilization of regional aircraft, thereby reducing the revenue paid to regional airlines under capacity purchase agreements (See the risk factor titled “Reduced utilization levels of our aircraft under our code‑share agreements would adversely impact our financial results” for additional details). This decrease has had, and may continue to have, a negative impact on our regional airline services revenue and financial results.

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

As of December 31, 2016, 561 out of our total 652 aircraft available for scheduled service were operating under a fixed‑fee arrangement or a revenue‑sharing agreement with either Delta or United. If our code‑share agreements with Delta or United were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these agreements would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code‑share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code‑share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be available to us at that point.

The SkyWest Airlines and ExpressJet Delta Connection Agreements are subject to certain early termination provisions. Delta’s termination rights include cross‑termination rights (meaning that a breach by either of SkyWest Airlines or ExpressJet of its Delta Connection Agreement could, under certain circumstances, permit Delta to terminate either of the Delta Connection Agreements), the right to terminate each of the agreements upon the occurrence of certain force majeure events (including certain labor‑related events) that prevent SkyWest Airlines or ExpressJet from performance for certain periods and the right to terminate each of the agreements if SkyWest Airlines or ExpressJet, as applicable, fails to maintain competitive base rate costs, subject to certain rights of SkyWest Airlines to take corrective action to reimburse Delta for lost revenues. The current terms of the SkyWest Airlines and ExpressJet United Express Agreements are subject to certain early termination provisions and subsequent renewals. United may terminate the SkyWest Airlines and ExpressJet United Express Agreements due to an uncured breach by SkyWest Airlines or ExpressJet of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on‑time arrivals.

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

Disagreements regarding the interpretation of our code‑share agreements with our major airline partners could have an adverse effect on our operating results and financial condition.

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

In recent years we have experienced disagreements with our major airline partners regarding the interpretation of various provisions of our code‑share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time, financial resources and settlement negotiations of disputed matters.

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

The majority of our code‑share agreements set forth minimum levels of flight operations which our major airline partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to provide a baseline level of expected utilization of aircraft, labor, maintenance facilities and related flight operations support. Historically, our major airline partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code‑share agreements, however, higher fuel costs or other factors may cause our major airline partners to reduce our utilization levels. If our major airline partners schedule the utilization of our aircraft below historical levels (including taking into account the stage length and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major airline partners may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major airline partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code‑share agreements would adversely impact our financial results.

We have a significant amount of contractual obligations.

As of December 31, 2016, we had a total of approximately $2.6 billion in total long‑term debt obligations. Substantially all of this long‑term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long‑term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2016, we had 415 aircraft under lease, with remaining terms ranging up to nine years. Future minimum lease payments due under all long‑term operating leases were approximately $1.0 billion at December 31, 2016. At a 4.77% discount factor, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations was equal to approximately $0.8 billion at December 31, 2016. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

We currently have 213 CRJ200s with an average life of 14.4 years and 154 ERJ145s with an average life of 14.3 years. Over the next several years, we may continue to replace the CRJ200s and ERJ145s with larger regional jets. If we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these larger regional jets.

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

Interruptions or disruptions in service at one of our hub airports, due to adverse weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs in Atlanta, Los Angeles, Houston, Minneapolis, Detroit, San Francisco, Salt Lake City, Chicago, Denver, Houston, Washington, D.C., Newark, Cleveland and the Pacific Northwest. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. Hurricanes Katrina and Rita and Superstorm Sandy, in particular, caused severe disruption to air travel in the affected areas and adversely affected airlines operating in the region. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, San Francisco, Newark and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

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

Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil‑producing areas or elsewhere, or a reduction in refining capacity (due to weather events, for example), or governmental limits on the production or sale of jet fuel, there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Additionally, our operations may experience disruptions from temporary fuel shortages by our fuel vendors resulting from fuel quality issues, refueling disruption, or other challenges.   Major reductions in the availability of jet fuel or significant increases in its cost, or a continuation of high fuel prices for a significant period of time, would have a material adverse impact on us.

Pursuant to our fixed‑fee arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations. As of December 31, 2016, we operated 22 CRJ200s under a prorate agreement with United, 21 CRJ200s under a prorate agreement with Delta, and nine CRJ200s under a prorate agreement with American. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate markets, which could negatively impact our passenger load factors.

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

Certain flying arrangements with our major airline partners are terminable upon notice of 120 days or less.

Certain of our flying agreements with our major airline partners permit the major airline partner to terminate the agreement in its discretion by giving us notice of 120 days or less.  If one of our major airline partners elects to terminate a flying agreement with notice of 120 days or less, our ability to use the aircraft under an alternative agreement with similar economics may be limited, which could negatively impact our financial results.  Additionally, even if we can subsequently place the aircraft into service with a different major airline partner, of which there can be no assurance, we likely would incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

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

The airline industry has experienced tremendous challenges in recent years and will likely remain volatile for the foreseeable future. Among other factors, the financial challenges faced by major and regional carriers and the high profile target of airlines for terrorist groups have significantly affected, and are likely to continue to affect, the U.S.

airline industry. These events have resulted in declines and shifts in passenger demand, increased insurance costs, increased government regulations and tightened credit markets, all of which have affected, and will likely continue to affect, the operations and financial condition of participants in the industry, including us, major carriers (including our major airline partners), low‑cost carriers, competitors and aircraft manufacturers. These industry developments raise substantial risks and uncertainties, which will likely affect us, major carriers (including our major airline partners), competitors and aircraft manufacturers in ways that we are unable to predict.

The airline industry is highly competitive and has undergone a period of consolidation and transition leaving fewer potential code‑share partners.

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code‑share partners of major airlines, but we also face competition from low‑cost carriers and major airlines on many of our routes. Low‑cost carriers such as Southwest, Allegiant, Spirit and JetBlue among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, including the mergers between Alaska and Virgin America Inc. in 2016, American and US Airways Group Inc. in 2013, Southwest Airlines Co. and AirTran Holdings, Inc. in 2011, United and Continental Airlines, Inc. in 2010 and Delta and Northwest Airlines, Inc. in 2008. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code‑share relationships and could have a material adverse effect on our relationships with our major airline partners.

Due, in part, to the dynamic nature of the airline industry, major airlines may also make other strategic changes such as changing or consolidating hub locations. If our major airline partners were to make changes such as these in their strategy and operations, our operations and financial results could be adversely impacted.

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

The new Trump Administration may make substantial changes to fiscal, tax, trade and other policies that may adversely affect our business.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business or the airline industry as whole. However, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

As a candidate, President Trump expressed antipathy towards existing trade agreements, including the North American Free Trade Agreement (NAFTA), greater restrictions on free trade generally and significant increases on tariffs on goods imported into the United States. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we do business or have parts for our aircrafts developed, and any negative sentiments towards the United States as a result of such changes, could adversely affect our business.

Risks Related to Our Common Stock

Future sales of our common stock could dilute existing shareholders, and future issuances of preferred stock could decrease the value of our common stock.

Our Restated Articles of Incorporation, as amended (the “Restated Articles”), authorize the issuance of up to 120,000,000 shares of common stock, all of which may be issued without any action or approval by our shareholders. As of December 31, 2016, we had 51,765,919 shares outstanding. In addition, as of December 31, 2016, we had equity‑based incentive plans under which 3,337,285 shares are reserved for issuance and an employee stock purchase plan under which 855,100 shares are reserved for issuance, both of which may dilute the ownership interest of our shareholders. Our Restated Articles also authorize the issuance of up to 5,000,000 shares of preferred stock. Our board of directors has the authority to issue preferred stock with the rights and preferences, and at the price, which it determines. The rights of any shares of preferred stock issued would likely be senior to the rights of shares of our common stock in various regards, including dividends, payments upon liquidation and voting. The value of our common stock could be negatively affected by the issuance of any shares of preferred stock.

The amount of dividends we pay may decrease, or we may no longer pay dividends.

Historically, we have paid dividends in varying amounts on our common stock. The future payment and amount of cash dividends will depend upon our financial condition and results of operations and other factors deemed relevant by our board of directors. There can be no assurance that we will continue our practice of paying dividends on our common stock or that we will have the financial resources to pay such dividends.

The amount of common stock we repurchase may decrease from historical levels, or we may not repurchase any additional shares of common stock.

Historically, we have repurchased shares of our common stock in varying amounts. Our future repurchases of shares of common stock, if any, and the number of shares of common stock we may repurchase will depend upon our financial condition, results of operations and other factors deemed relevant by our Board of Directors. There can be no assurance that we will continue our practice of repurchasing shares of common stock or that we will have the financial resources to repurchase shares of common stock in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2016, our fleet available for scheduled service consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
CRJ900s	11	53	76	1,500	530	9.1
CRJ700s	69	61	65-70	1,600	530	11.6
CRJ200s	90	123	50	1,500	530	14.4
E175s	86	—	76	2,100	530	1.2
ERJ145s	—	154	50	1,500	530	14.3
ERJ135s	—	5	37	1,500	530	15.6

Several factors may impact our fleet size throughout 2017 and thereafter, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative major airline partner. Below is our 2017 outlook on our fleet by aircraft type. Our actual future fleet size and/or mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

•	CRJ900s/CRJ700s – We anticipate transitioning CRJ700s with scheduled expirations in 2017 from United to other major airline partners.

•

CRJ200s – We anticipate removing 46 CRJ200 aircraft from service in 2017. We anticipate returning a portion of the aircraft to lessors as a result of expirations and selling or parting out the remaining CRJ200s. We also anticipate ExpressJet will transition out of operating the CRJ200 aircraft type over the next twelve months.

•

E175s – We anticipate the fleet count will increase to approximately 104 aircraft by the end of 2017. Growth in this aircraft type in excess of 104 aircraft is expected to be contingent upon additional flying contract awards with one of our major airline partners.

•

ERJ145s/135s – Our ERJ145/135 fleet is scheduled to be ratably reduced through lease expirations and related flying contract expirations to approximately 100 aircraft by the end of 2017. These aircraft are leased from the major airline partner with which we have our flying contract. The major airline partner has the right to extend the flying contract to the end of 2019. We anticipate the contract flying agreement will either be renegotiated and extended beyond 2019 or the aircraft count will be ratably reduced to zero by the end of 2019.

Ground Facilities

SkyWest, SkyWest Airlines and ExpressJet own or lease the following principal properties:

SkyWest Facilities

•	We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square-feet, respectively.

SkyWest Airlines Facilities

•

SkyWest Airlines leases a 221,000 square-foot facility at the Salt Lake International Airport. This facility consists of a 98,000 square‑foot aircraft maintenance hangar and a 123,000 square‑foot training and office facility. SkyWest Airlines is leasing the facility from the Salt Lake City Department of Airports under a lease that is scheduled to expire on January 1, 2028.

•	SkyWest Airlines leases a 94,000 square‑foot hangar and a 32,000 square‑foot office facility in Boise, Idaho. The lease agreement is scheduled to expire on September 1, 2040.
•	SkyWest Airlines leases a 90,000 square‑foot maintenance hangar and a 15,000 square‑foot office facility in Fresno, California. The lease agreement is scheduled to expire on August 31, 2019.
•	SkyWest Airlines leases an 88,000 square‑foot hangar and office facility in Detroit, Michigan. The lease agreement is scheduled to expire on September 1, 2019.
•	SkyWest Airlines leases a 70,000 square‑foot maintenance hangar in Tucson, Arizona. The lease agreement is scheduled to expire on January 1, 2025.
•

SkyWest Airlines owns a 57,000 square‑foot maintenance facility and an 18,000 square‑foot office facility in Chicago, Illinois. The City of Chicago possesses the right to acquire ownership rights of the facility in 2017.

•	SkyWest Airlines owns a 57,000 square-foot aircraft maintenance facility in Palm Springs, California with a land lease that is scheduled to expire on January 14, 2027.
•	SkyWest Airlines owns a 55,000 square‑foot hangar and a 46,000 square‑foot office facility in Colorado Springs, Colorado with a land lease that is scheduled to expire on July 31, 2056.
•

SkyWest Airlines owns a 55,000 square‑foot maintenance accessory shop (which includes 5,000 square‑foot of office space) and leases a 5,000 square‑foot training facility in Salt Lake City, Utah. The lease agreement is scheduled to expire on May 31, 2019.

•	SkyWest Airlines leases a 42,000 square‑foot maintenance hangar facility in South Bend, Indiana. The lease agreement is scheduled to expire on September 1, 2017.
•	SkyWest Airlines leases a 41,000 square‑foot hangar and office facility in Milwaukee, Wisconsin. The lease agreement is scheduled to expire on November 1, 2017.
•

SkyWest Airlines leases a 32,000 square‑foot hangar and office facility in Nashville, Tennessee. The lease agreement is scheduled to expire upon completion of a new facility which is anticipated to be completed during 2017.

ExpressJet Facilities

•

ExpressJet leases an aircraft hangar complex consisting of 203,000 square-feet of building space at the Hartsfield‑Jackson Atlanta Airport. The complex also contains a 15,000 square‑foot ground service equipment facility. The 203,000 square‑foot building space consists of a 114,000 square-foot aircraft maintenance hangar, an 18,000 square‑foot training facility, and 71,000 square-feet of renovated office space which is utilized to support various operating divisions and ExpressJet’s Operational Control Center. The lease agreement for the aircraft hangar complex has a 25‑year term and is scheduled to expire on April 30, 2033.

•

ExpressJet leases 24 gates and other premises of the Central Passenger Terminal Complex located on Concourse C and Concourse D at Hartsfield‑Jackson Atlanta International Airport. The lease agreement is scheduled to expire on September 20, 2017.

•

ExpressJet leases a 152,000 square‑foot hangar, and a 29,000 square‑foot shop facility in Shreveport, Louisiana. The lease agreement for the hangar will terminate on September 1, 2017, and the lease agreement for the shop will terminate on July 1, 2017.

•

ExpressJet leases an aircraft hangar complex located at the Middle Georgia Regional Airport. The complex includes a 77,000 square‑foot aircraft hangar facility and 41,000 square-feet of training and office space. The lease agreement has a sixteen‑year term and is scheduled to expire on April 1, 2018. ExpressJet has subleased the hangar complex to an unrelated aircraft maintenance provider; however ExpressJet remains obligated for payment and other obligations of the lease under the lease agreement.

•

ExpressJet leases an 83,000 square‑foot hangar, and a 25,000 square‑foot shop facility in Knoxville, Tennessee. The lease agreement for the hangar facility is scheduled to expire on November 30, 2020, and the lease for the shop facility is scheduled to expire on October 31, 2019.

•	ExpressJet subleases a 91,000 square‑foot aircraft maintenance facility in Cleveland, Ohio. The lease agreement is scheduled to expire on January 30, 2020.
•	ExpressJet leases a 69,000 square‑foot hangar and office support facility in Houston, Texas. The lease agreement is scheduled to expire on December 31, 2020.
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
•

ExpressJet leases an aircraft hangar complex located at the Baton Rouge Metropolitan Airport District. The complex includes a 27,000 square‑foot hangar facility and 12,000 square-feet of office support space. ExpressJet has the right to occupy the Baton Rouge facility rent‑free until 2018.

•	ExpressJet leases a 32,000 square‑foot aircraft maintenance facility in Richmond, Virginia. The lease agreement is scheduled to expire on October 31, 2017.
•	ExpressJet leases a 29,000 square-foot warehouse for the purpose of parts storage in Atlanta, Georgia. The lease agreement is scheduled to expire on May 31, 2018.
•

ExpressJet leases a 20,000 square‑foot facility at the Hartsfield‑Jackson Atlanta International Airport which serves as ExpressJet’s corporate headquarters. The lease agreement for this facility has a seven‑year term and is scheduled to expire on July 31, 2018.

Our management deems the current facilities of SkyWest, SkyWest Airlines and ExpressJet as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2016, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Our Common Stock

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 17, 2017, there were approximately 795 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The following table sets forth the range of high and low closing sales prices for our common stock, during the periods indicated.

	2016		2015
Quarter	High	Low	High	Low
First	$20.08	$14.19	$15.86	$11.96
Second	26.46	18.77	16.91	13.58
Third	29.78	25.36	17.90	13.91
Fourth	39.30	27.70	21.26	16.55

The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During the last three quarters of 2016, our Board of Directors declared regular quarterly dividends of $0.05 per share. During the first quarter of 2016 and all of 2015, our Board of Directors declared regular quarterly dividends of $0.04 per share. On February 9, 2017, we announced that our Board of Directors declared regular quarterly dividends of $0.08 per share, which will be paid on April 6, 2017 to shareholders of record at the close of business on March 31, 2017. We intend to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of our shareholders.

Stock Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent we specifically incorporate it by reference into such filing.

The following graph compares the cumulative total shareholder return on our common stock over the five‑year period ended December 31, 2016, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2011	2012	2013	2014	2015	2016
SkyWest, Inc.	100	100.32	120.77	110.06	159.20	307.29
NASDAQ Composite	100	117.45	164.57	188.84	201.98	219.89
NASDAQ Transportation Index	100	106.71	151.11	183.45	141.36	182.67

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2016	2015	2014	2013	2012
Operating revenues	$3,121,206	$3,095,563	$3,237,447	$3,297,725	$3,534,372
Operating income (loss)(1)	(172,684)	234,515	24,848	153,111	165,987
Net income (loss)	(161,586)	117,817	(24,154)	58,956	51,157
Net income (loss) per common share:
Basic	$(3.14)	$2.31	$(0.47)	$1.14	$1.00
Diluted	$(3.14)	$2.27	$(0.47)	$1.12	$0.99
Weighted average shares:
Basic	51,505	51,077	51,237	51,688	51,090
Diluted	51,505	51,825	51,237	52,422	51,746
Total assets(2)	$5,137,251	$4,781,984	$4,388,818	$4,214,582	$4,232,946
Current assets	1,047,077	1,017,570	1,017,570	1,287,568	1,279,163
Current liabilities(2)	747,265	748,026	691,065	625,910	596,443
Long-term debt, net of current maturities(2)	2,240,051	1,659,234	1,548,390	1,306,370	1,487,240
Stockholders’ equity	1,350,943	1,506,435	1,400,346	1,434,939	1,387,175
Return (loss) on average equity(3)	(12.0)%	7.8%	(1.7)%	4.2%	3.8%
Cash dividends declared per common share	$0.19	$0.16	$0.16	$0.16	$0.16

(1)

Our operating loss for 2016 included a special charge of $465.6 million related to an impairment on our 50-seat aircraft and related assets. Our 2014 operating income included a special charge of $74.8 million primarily related to an impairment on our EMB120 aircraft and ERJ145 long-lived assets.

(2)	Certain reclassifications were made to prior year balances to conform to the current period presentation. See Note 1 to our Consolidated Financial Statements included in Item 8 of this Report.
(3)	Calculated by dividing net income (loss) by the average of beginning and ending stockholders’ equity for the year.

Selected Operating Data

	Year ended December 31,
	2016		2015		2014		2013		2012
Block hours	1,938,492		2,074,804		2,275,562		2,380,118		2,297,014
Departures	1,153,480		1,226,897		1,357,454		1,453,601		1,435,512
Passengers carried	53,539,438		56,228,593		58,962,010		60,581,948		58,803,690
Revenue passenger miles (000)	28,015,298		29,671,911		31,499,397		31,834,735		30,088,278
Available seat miles (000)	34,108,350		35,902,503		38,220,150		39,207,910		37,278,554
Revenue per available seat mile	9.2	¢	8.6	¢	8.5	¢	8.4	¢	9.5	¢
Cost per available seat mile	9.9	¢	8.2	¢	8.6	¢	8.2	¢	9.2	¢
Average passenger trip length	523		528		534		525		512
Number of operating aircraft at end of year	652		660		717		755		738

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2016, 2015 and 2014. Also discussed is our financial position as of December 31, 2016 and 2015. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward‑looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward‑looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of December 31, 2016, SkyWest Airlines and ExpressJet offered scheduled passenger and air freight service with approximately 3,160 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2016, we had 652 aircraft in scheduled service consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	75	35	—	5	140	58	—	313
Delta	109	62	64	—	—	13	—	248
American	29	33	—	—	14	—	—	76
Alaska	—	—	—	—	—	15	—	15
Aircraft in scheduled service	213	130	64	5	154	86	—	652
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	—	9	—	4	4	—	14	31
Total	215	139	64	9	158	86	14	685

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that were in the process of being sold.

For the year ended December 31, 2016, approximately 52.2% of our aggregate capacity was operated for United, approximately 36.5% was operated for Delta, approximately 6.3% was operated for American and approximately 5.0% was operated for Alaska.

Under our fixed‑fee arrangements, three components have a significant impact on comparability of revenue and operating expense for the periods presented in this Report. The first item is the reimbursement of fuel expense, which is a directly‑reimbursed expense under all of our fixed‑fee arrangements. If we purchase fuel directly from vendors, our major airline partners reimburse us for fuel expense incurred under each respective fixed‑fee contract, and we record such reimbursement as passenger revenue. Thus, the price volatility of fuel and the volume of fuel expensed under our fixed‑fee arrangements during a particular period will impact our fuel expense and our passenger revenue during the period equally, with no impact on our operating income. Over the past few years, some of our major airline partners have purchased an increased volume of fuel directly from vendors on flights we operated under our fixed‑fee contracts, which has decreased both revenue and operating expenses compared to previous periods presented in this Report.

The second item is the reimbursement of landing fees and station rents, which is a directly‑reimbursed expense under all of our fixed‑fee arrangements. Our major airline partners reimburse us for landing fees and station rent expense incurred under each respective fixed‑fee contract, and we record such reimbursement as passenger revenue. Over the past few years, some of our major airline partners have paid an increased volume of landing fees and station rents directly to our vendors on flights we operated under our flying contracts, which has also decreased both revenue and operating expenses compared to previous periods presented in this Report.

The third item is the compensation we receive for engine maintenance under our fixed‑fee arrangements. Under certain of our fixed-fee contracts, a portion of our compensation is based upon fixed hourly rates the aircraft is in operation, which is intended to cover various operating costs, including engine maintenance costs (“Fixed‑Rate Engine Contracts”). Under the remainder of our fixed-fee contracts, our major airline partner reimburses us for engine maintenance expense when the expense is incurred as a pass‑through cost (“Directly‑Reimbursed Engine Contracts”).

Because we recognize revenue using the applicable fixed hourly rates under our Fixed‑Rate Engine Contracts, the number of engine maintenance events and related expense we incur may vary between reporting periods under such contracts, which may impact the comparability of our operating income for the presented reporting periods.

Because we recognize revenue and engine overhaul expense in the same amount and in the same period when we incur engine maintenance expense on engines operating under our Directly‑Reimbursed Engine Contracts, the number of engine events and related expense we incur each reporting period does not have a direct impact on our operating income for the presented reporting periods.

We use the direct‑expense method of accounting for our regional jet aircraft engine overhaul costs and, accordingly, we recognize engine maintenance expense on our engines on an as‑incurred basis. Under the direct‑expense method, the maintenance liability is recorded when the maintenance services are performed (“Engine Overhaul Expense”).

We have an agreement with a third‑party vendor to provide long‑term engine maintenance covering scheduled and unscheduled repairs for engines on certain of our CRJ700s and E175s operating under our Fixed‑Rate Engine Contracts (a “Power-by-the-Hour Agreement”). Under the terms of the Power-by-the-Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power-by-the-Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement. The table below summarizes how we are compensated by our major airline partners under our flying contracts for engine expense and the method we use to recognize the corresponding expense.

Flying Contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection (CRJs)	Fixed-Rate Engine Contracts and Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest Delta Connection (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense
SkyWest American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Agreement
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense
ExpressJet American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Direct Expense

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed‑fee arrangements and our prorate flying arrangements. For the year ended December 31, 2016, contract flying revenue and prorate revenue represented approximately 87% and 13%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures.

Financial Highlights

We had total operating revenues of $3.1 billion for each of the years ended December 31, 2016 and December 31, 2015. We had a net loss of $161.6 million, or $(3.14) per diluted share, for the year ended December 31, 2016, compared to a net income of $117.8 million, or $2.27 per diluted share, for the year ended December 31, 2015. Our results for 2016 included a non-cash impairment charge of $465.6 million (pre-tax) primarily attributable to assets associated with our 50-seat aircraft.

The significant items affecting our financial performance during the year ended December 31, 2016 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our passenger revenues under our fixed-fee arrangements.  During 2016, we had a significant change in the number of aircraft operating under fixed-fee agreements. Our primary objective in the fleet change is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable and unprofitable arrangements.  As summarized under the Fleet Activity section below, from December 31, 2015 to December 31, 2016, we removed 49 aircraft from service that were operating under less profitable flying contracts and added 41 aircraft to new or existing fixed-fee arrangements at improved economics.  The number of aircraft available for scheduled service decreased from 660 aircraft at December 31, 2015 to 652 at December 31, 2016, or by 1.2%.  Our completed block hours decreased 6.6% primarily due to the reduced fleet size during 2016.

During the year ended December 31, 2016, we transitioned 35 CRJ700s from various partners to American, and we ceased operating eight CRJ700s under early lease return arrangements.

The increase in our total passenger revenues from 2015 to 2016 of 0.7% was primarily attributable to higher compensation we earned on aircraft and 41 additional aircraft added in 2016, partially offset by a decrease in revenue earned associated with the reduction to our fleet size of 1.2%.

Operating Expenses

The increase in our operating expense from 2015 to 2016 of $432.8 million, or 15.1%, was related to a non-cash impairment of $465.6 million primarily attributable to the write-down of certain long-lived assets associated with our 50-seat aircraft partially offset by a decrease in direct operating costs associated with the reduction to our fleet size of 1.2%.

Fleet Activity

 The following table summarizes our fleet activity for 2016:

Aircraft in Service	December 31, 2015	Additions	Removals	December 31, 2016
CRJ200s	225	—	(12)	213
CRJ700s	139	—	(9)	130
CRJ900s	64	—	—	64
ERJ145/135s	187	—	(28)	159
E175s	45	41	—	86
Total	660	41	(49)	652

The additional 41 E175 aircraft were new aircraft we acquired and placed into fixed-fee contracts during 2016.  The 12 CRJ200s, 28 ERJ145s and nine CRJ700s were aircraft removed from scheduled service during 2016 and were either leased aircraft that were returned or in the process of being returned to lessors, owned aircraft that were sold to third parties or owned aircraft that were in process of being sold to third parties.

Fleet Developments

As of December 31, 2016, we had 86 E175 aircraft in service.  We have agreements with multiple major airline partners to place 18 new E175 aircraft into fixed-fee contracts in 2017.

We are scheduled to have 49 CRJ700 aircraft in service with American by mid-2017. These 49 CRJ700 aircraft were previously operated in our existing fleet by other major airline partners. At the end of 2016, we had 213 CRJ200 aircraft and 159 ERJ145 and ERJ135 aircraft in scheduled service. We anticipate reducing our CRJ200 aircraft by approximately 46 aircraft and our ERJ145 and ERJ135 aircraft by approximately 59 aircraft during 2017. We also anticipate that ExpressJet will transition to flying primarily dual-class aircraft in its CRJ aircraft operation by removing its CRJ200 aircraft from service over the next year.

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft maintenance, aircraft leases, impairment of long‑lived assets and intangibles, stock‑based compensation expense and fair value as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

Revenue Recognition

Passenger and ground handling revenues are recognized when service is provided. Under our fixed-fee and prorate flying agreements with our major airline partners, revenue is considered earned when each flight is completed. Our agreements with our major airline partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the applicable code‑share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

Maintenance

We use the direct‑expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed. With respect to engines on a portion of our fleet, a third‑party vendor provides our long‑term engine services covering the scheduled and unscheduled repairs for engines under our Fixed‑Rate Engine Contracts. Under the terms of the vendor agreement, we pay a set dollar amount per engine hour flown on a monthly basis and the third‑party vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the third‑party vendor agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

Aircraft Leases

Our fleet of aircraft in scheduled service includes 396 aircraft under lease. All of ExpressJet’s ERJ145 aircraft flying for United are leased from United for nominal amounts and all of ExpressJet’s ERJ145 aircraft flying for American are leased from American for nominal amounts. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Under the majority of our operating leases, we are required to meet half-time lease return conditions with the aircraft, which presumes at least 50 percent of the eligible flight time for certain components since the last overhaul remains when the aircraft is returned to the lessor. A liability for probable lease return costs is recorded after the aircraft has completed its last maintenance cycle prior to being returned. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. See “Recent Accounting Pronouncements” set forth below for a discussion of a recently-adopted new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2019.

Impairment of Long‑Lived Assets

As of December 31, 2016, we had approximately $3.8 billion of property and equipment and related assets net of accumulated depreciation. Additionally, as of December 31, 2016, we had approximately $8.2 million in intangible assets. In accounting for these long‑lived and intangible assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. We recorded an intangible asset for specifically identifiable contracts of approximately $33.7 million relating to the acquisition of Atlantic Southeast in September 2005. That intangible asset is being amortized over fifteen years under the straight‑line method. As of December 31, 2016, we had recorded $25.5 million in accumulated amortization expense. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets. When considering whether or not impairment of long‑lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level.

In December 2016, we entered into a termination agreement covering Bombardier’s residual value guarantee (“RVG”) agreements on 76 CRJ200 aircraft owned by SkyWest Airlines and ExpressJet.  Both the required sale of each aircraft and our anticipated cash requirement to return the aircraft to a mid-time maintenance condition were eliminated under the termination agreement.  Additionally, in December 2016, we announced that ExpressJet was scheduled to remove the CRJ200 aircraft from its operation over the next twelve months.  Accordingly, we anticipate removing approximately 46 CRJ200 aircraft from our fleet during 2017.  As a result of the scheduled reduction in the CRJ200 fleet in 2017, terminating the RVG agreements with Bombardier and based on current market values of our CRJ200 aircraft without Bombardier’s RVGs, we evaluated our CRJ200 fleet and related assets for impairment.

Additionally, our fixed-fee contract with United covering ERJ145 aircraft is scheduled to expire at the end of 2017, subject to United’s two one-year extension rights intended to facilitate an orderly return of ERJ145 aircraft to United.  The ERJ145 aircraft are leased from United and we are obligated to return the aircraft to United as each aircraft is scheduled to terminate under the contract.  Under the terms of the fixed-fee contract, we anticipate removing approximately 45 ERJ145s from our fleet in 2017 and returning the aircraft to United.  As we have not reached an agreement with United to extend the ERJ145 fixed-fee arrangement beyond the existing terms and as we are obligated to return these aircraft to United upon the contract expiration, we also evaluated our ERJ145 related assets for impairment.

The special items for the year ended December 31, 2016 included impairment charges and inventory reserves charges comprised of the following: $374.1 million impairment for CRJ200 aircraft, $61.5 million impairment for CRJ and ERJ fixed asset spare aircraft parts and engines, a net $6.2 million impairment for CRJ long-term prepaid assets and

$23.8 million inventory write-down for excess CRJ and ERJ inventory parts.  These charges are net of $125 million of considerations from the Bombardier termination agreement.  The impairment analysis required us to identify applicable asset groups, perform a recoverability test using undiscounted cash flows and estimate the fair value of each asset group, including using third-party valuations. These steps required the use of our judgment to determine the impairment loss. The amounts we ultimately realize from the disposal of our CRJ200 and ERJ145 long-lived assets may vary from our December 31, 2016 fair value assessments.

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

Fair value

We hold certain assets that are required to be measured at fair value in accordance with U.S. Generally Accepted Accounting Principles. We determined fair value of these assets based on the following three levels of inputs:

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

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Report for a description of recent accounting pronouncements.

Results of Operations

2016 Compared to 2015

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below.

	For the year ended December 31,
	2016		2015		% Change
Revenue passenger miles (000)	28,015,298		29,671,911		(5.6)%
Available seat miles (000)	34,108,350		35,902,503		(5.0)%
Block hours	1,938,492		2,074,804		(6.6)%
Departures	1,153,480		1,226,897		(6.0)%
Passengers carried	53,539,438		56,228,593		(4.8)%
Passenger load factor	82.1%		82.6%		(0.5)	pt
Revenue per available seat mile	9.2	¢	8.6	¢	7.0%
Cost per available seat mile	9.9	¢	8.2	¢	20.7%
Average passenger trip length (miles)	523		528		(0.9)%

Revenues.  Total operating revenues increased $25.6 million, or 0.8%, during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to higher compensation earned on aircraft and the addition of 41 aircraft to our fleet, as further explained in the “Passenger revenues” section below. Under certain of our fixed-fee contracts, certain expenses are subject to direct reimbursement from our major airline partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. The following table summarizes our passenger revenues and the amount of fuel, landing fees, station rents, and engine maintenance incurred under our fixed-fee agreements. The direct reimbursement was included in our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Passenger revenues	$3,051,414	$3,030,023	$21,391	0.7%
Less: directly-reimbursed fuel from airline partners	51,583	41,567	10,016	24.1%
Less: directly-reimbursed landing fee and station rent from airline partners	18,739	22,171	(3,432)	(15.5)%
Less: directly-reimbursed engine maintenance from airline partners	62,782	94,142	(31,360)	(33.3)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$2,918,310	$2,872,143	$46,167	1.6%

Passenger revenues.  Passenger revenues increased $21.4 million, or 0.7%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. Our passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements from major airline partners, increased $46.2 million, or 1.6%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements, was primarily due to higher compensation we earned on aircraft placed into service during 2016, improvements in the terms of certain of our flying contracts since 2015 and an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners in contrast to a reduction to revenue of $7.9 million in 2015 from a resolution of a contract matter with a major airline partner. This increase was partially offset by the 1.2% net reduction to our aircraft in scheduled service from 660 aircraft at December 31, 2015 to 652 aircraft at December 31, 2016. Our fuel expense, landing fees, station rents and directly‑reimbursed engine expense decreased by $24.7 million during the year ended December 31, 2016, as compared to the year ended December 31, 2015, due primarily to our major airline partners paying for landing fees and station rents directly to vendors on flights we operated under our fixed-fee arrangements and a reduction in the number of engine maintenance events.

Ground handling and other.  Total ground handling and other revenues increased $4.3 million, or 6.5%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. Ground handling and other revenue primarily consists of ground handling services we provide to third‑party airlines and government subsidies we receive for operating certain routes under our prorate agreements. Revenues associated with ground handling services we provide for our aircraft are recorded as passenger revenues. The increase in ground handling and other revenue was primarily due to an increased volume of departures during 2016 on routes subject to government subsidies, which was partially offset by a reduction in the number of locations for which SkyWest Airlines provided ground handling services to third party airlines during 2016.

Individual expense components attributable to our operations are set forth in the following table on the basis of cents per Available Seat Mile ("ASM") (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change	2016 Cents	2015 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$1,211,380	$1,203,312	$8,068	0.7%	3.6	3.4
Aircraft maintenance, materials and repairs	569,306	604,863	(35,557)	(5.9)%	1.7	1.7
Aircraft rentals	262,602	273,696	(11,094)	(4.1)%	0.8	0.8
Depreciation and amortization	284,969	264,507	20,462	7.7%	0.8	0.7
Aircraft fuel	122,284	118,124	4,160	3.5%	0.4	0.3
Ground handling services	72,659	82,694	(10,035)	(12.1)%	0.2	0.2
Station rentals and landing fees	49,482	54,167	(4,685)	(8.6)%	0.1	0.2
Special items	465,649	—	465,649	NM	1.4	—
Other operating expenses	255,559	259,685	(4,126)	(1.6)%	0.7	0.7
Total operating expenses	$3,293,890	$2,861,048	$432,842	15.1%	9.7	8.0
Interest expense	78,177	75,850	2,327	3.1%	0.2	0.2
Total airline expenses	$3,372,067	$2,936,898	$435,169	14.8%	9.9	8.2

Salaries, Wages and Employee Benefits.  Salaries, wages and employee benefits increased $8.1 million, or 0.7%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in salaries, wages and employee benefits was primarily due to new pilot training costs associated with the 41 new E175 aircraft delivered in 2016 and an increase in employee health care costs, partially offset by the decrease in our fleet size and related decrease in the number of departures and block hours compared to the year ended December 31, 2015.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $35.6 million, or 5.9%, during the year ended December 31, 2016, compared to the year ended December 31 2015. The following table summarizes the effect of directly-reimbursed engine maintenance costs under our fixed-fee arrangements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Aircraft maintenance, materials and repairs	$569,306	$604,863	$(35,557)	(5.9)%
Less: directly-reimbursed engine maintenance from airline partners	62,782	94,142	(31,360)	(33.3)%
Other aircraft maintenance, materials and repairs	$506,524	$510,721	$(4,197)	(0.8)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $4.2 million, or 0.8%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a reduction in direct maintenance costs resulting from a reduced fleet size, partially offset by an increase in power-by-the-hour maintenance costs associated with the additional E175 aircraft added to our fleet since 2015 along with maintenance costs of $19.0 million associated with EMB120, CRJ200 and CRJ700 aircraft lease returns.

The decrease in our engine overhaul costs incurred under our Directly‑Reimbursed Engine Contracts was primarily due to a reduced number of engine overhaul events in 2016 compared to 2015.

Aircraft rentals.  Aircraft rentals decreased $11.1 million, or 4.1%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily related to eight CRJ700 aircraft removed from service and 15 CRJ200s leases that expired in 2016.

Depreciation and amortization.  Depreciation and amortization expense increased $20.5 million, or 7.7%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in depreciation and amortization expense was primarily due to the purchase of 41 additional E175 aircraft and related long-lived aircraft parts in 2016.

Fuel.  Fuel costs increased $4.2 million, or 3.5%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in fuel cost was primarily due to an increase in the volume in gallons that we purchased under our fixed-fee contracts, partially offset by the decrease in the average fuel cost per gallon in 2016 compared to 2015. The following table summarizes our aircraft fuel expenses and directly-reimbursed fuel expense under our fixed-fee arrangements, for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Aircraft fuel expenses	$122,284	$118,124	$4,160	3.5%
Less: directly-reimbursed fuel from airline partners	51,583	41,567	10,016	24.1%
Aircraft fuel less directly-reimbursed fuel from airline partners	$70,701	$76,557	$(5,856)	(7.6)%

The average fuel cost per gallon was $1.70 and $2.09 for the years ended December 31, 2016 and 2015, respectively. The following table summarizes the gallons of fuel we purchased directly and our fuel expense, for the periods indicated:

	For the year ended December 31,
(in thousands)	2016	2015	% Change
Fuel gallons purchased	72,011	56,389	27.7%
Fuel expense	$122,284	$118,124	3.5%

Ground handling service.  Ground handling service expense decreased $10.0 million, or 12.1%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs along with a decrease in the number of locations for which SkyWest Airlines provides ground handling services subsequent to December 31, 2015.

Station rents and landing fees.  Station rents and landing fees expense decreased $4.7 million, or 8.6%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The following table summarizes our station rents and landing fees expense and directly-reimbursed landing fees and station rents under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Station rents and landing fees	$49,482	$54,167	$(4,685)	(8.6)%
Less: directly-reimbursed landing fee and station rent from airline partners	18,739	22,171	(3,432)	(15.5)%
Station rents and landing fees less landing fee and station rent reimbursements from airline partners	$30,743	$31,996	$(1,253)	(3.9)%

Excluding our directly-reimbursed expenses incurred under our fixed-fee contracts, station rents and landing fees decreased $1.3 million, or 3.9%, during the year ended December 31, 2016. The decrease in station rents and landing fees, excluding our directly-reimbursed expenses, was primarily due to a change in locations served in 2016 with lower landing fee and airport rent charges in our prorate agreements.

Special items.  Special items for the year ended December 31, 2016 included impairment charges and inventory valuation charges comprised of the following: $374.1 million impairment for CRJ200 aircraft, $61.5 million impairment for CRJ and ERJ fixed asset spare aircraft parts and engines, a net $6.2 million impairment for CRJ long-term prepaid aircraft rents and other considerations and $23.8 million inventory write-down for excess CRJ and ERJ inventory parts.  These charges are net of $90 million in cash proceeds and other considerations from the Bombardier termination agreement.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, crew simulator training, and crew hotel costs, decreased $4.1 million, or 1.6%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease in other operating expenses was primarily related to a reduction in fleet size, partially offset by additional training costs associated with E175 deliveries, including the use of simulators and hotels.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) increased $435.2 million, or 14.8%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. Under our contract flying arrangements, we are reimbursed by our major airline partners for our actual fuel costs, contract related station rents, landing fees and engine overhaul costs under our Directly‑Reimbursed Engine Contracts. We record such reimbursements as revenue. The following table summarizes the amount of fuel and engine overhaul expenses which are included in our total airline expenses for the periods indicated (dollar amounts in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Total airline expense	$3,372,067	$2,936,898	435,169	14.8%
Less: directly-reimbursed fuel from airline partners	51,583	41,567	10,016	24.1%
Less: directly-reimbursed landing fee and station rent from airline partners	18,739	22,171	(3,432)	(15.5)%
Less: directly-reimbursed engine maintenance from airline partners	62,782	94,142	(31,360)	(33.3)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$3,238,963	$2,779,018	459,945	16.6%

Excluding directly-reimbursed costs by our major airline partners for fuel, station rents, landing fees and engine overhaul costs, our total airline expenses increased $459.9 million, or 16.6%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase in total airline expenses, excluding directly-reimbursed fuel, station rents, landing fees and engine overhauls, was primarily due to the special items of $465.6 million relating to the 50-seat aircraft for the year ended December 31, 2016, partially offset by the reduction in fleet size and related block hour production of 6.6% during the year ended December 31, 2016, compared to the year ended December 31, 2015.

Summary of other income (expense) items and provision for income taxes:

Other Income (expense), net.  Other income (expense) for 2016 of $(0.1) million was primarily due to a write off of a non-refundable maintenance deposit and other assets associated with the four CRJ900 aircraft that were subleased to Air Mekong, partially offset by a gain resulting from the early payoff of debt. Other income (expense) for 2015 of $33.7 million was primarily due to a gain resulting from the early payoff of debt.

Provision for income taxes.  The income tax provision for 2016 included an increase of valuation allowance of $0.8 million for previously generated state net operating loss benefits specific to ExpressJet that we expect to expire. The increase of the valuation allowance was based on changes in state tax laws and our income tax projections, which increased the amount of deferred tax assets that are expected to expire before the deferred tax assets may be utilized.

The income tax provision for 2015 included a release of valuation allowance of $0.9 million for previously generated state net operating loss benefits primarily for ExpressJet that we previously anticipated would expire. The release of the valuation allowance was based on the gain related to early retirement of certain long term debt which reduced the amount of deferred tax assets that we anticipate will expire before the deferred tax assets may be utilized.

 Net Income (loss).  Primarily due to the $465.6 million in special items described above, we generated a net loss of $(161.6) million, or $(3.14) per diluted share, for the year ended December 31, 2016, compared to net income of $117.8 million, or $2.27 per diluted share, for the year ended December 31, 2015.

2015 Compared to 2014

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below.

	Year ended December 31,
	2015		2014		% Change
Revenue passenger miles (000)	29,671,911		31,499,397		(5.8)%
Available seat miles (000)	35,902,503		38,220,150		(6.1)%
Block hours	2,074,804		2,275,562		(8.8)%
Departures	1,226,897		1,357,454		(9.6)%
Passengers carried	56,228,593		58,962,010		(4.6)%
Passenger load factor	82.6%		82.4%		0.2	pts
Revenue per available seat mile	8.6	¢	8.5	¢	1.2%
Cost per available seat mile	8.2	¢	8.6	¢	(4.7)%
Average passenger trip length (miles)	528		534		(1.1)%

Revenues.  Total operating revenues decreased $141.9 million, or 4.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014 primarily due to a decrease in our fleet size, as further explained in the passenger revenues section below. Under certain of our fixed-fee contracts, certain expenses are subject to direct reimbursement from our major airline partners and we record such reimbursements as passenger revenue. These reimbursed expenses include fuel, landing fees, station rents and certain engine maintenance expenses. Our fuel expense, landing fees, station rents and directly‑reimbursed engine expense decreased by $73.1 million during the year ended December 31, 2015, as compared to the year ended December 31, 2014, due primarily to (i) our major airline partners purchasing an increased volume of fuel, landing fees and station rents directly from vendors on flights we operated under our fixed-fee arrangements and (ii) a reduction in the number of engine maintenance events. The following table summarizes the amount of fuel, landing fees, station rents, and engine maintenance incurred under our fixed-fee agreements and the direct reimbursement was included in our passenger revenues for the periods indicated (dollar amounts in thousands).

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

Passenger revenues.  Passenger revenues decreased $138.0 million, or 4.4%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. Our passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements from major airline partners, decreased $64.9 million, or 2.2%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in passenger revenues, excluding fuel, landing fees, station rents and engine overhaul reimbursements, was primarily due to the net reduction to our aircraft in scheduled service from 717 aircraft at December 31, 2014 to 660 aircraft at December 31, 2015 and a reduction to passenger revenue of $7.9 million from a resolution of a contract matter with a major airline partner. This decrease was partially offset by higher compensation we earned on aircraft placed into service during 2015, improvements in the terms of certain of our flying contracts since 2014 and additional operational performance incentives earned under our fixed-fee contracts in 2015.

Ground handling and other.  Total ground handling and other revenues decreased $3.9 million, or 5.6%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. Ground handling and other revenue primarily consists of ground handling services we provide to third‑party airlines and government subsidies we receive for operating certain routes under our prorate agreements. Revenues associated with ground handling services we provide for our aircraft are recorded as passenger revenues. The decrease in ground handling and other revenue was primarily due to a reduction in the number of locations for which SkyWest Airlines provided ground handling services to third party airlines during 2015, which was partially offset by an increased volume of departures during 2015 on routes subject to government subsidies.

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

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $77.9 million, or 11.4%, during the year ended December 31, 2015, compared to the year ended December 31 2014. The following table summarizes the effect of directly-reimbursed engine maintenance costs under our fixed-fee arrangements included in our aircraft maintenance expense for the periods indicated (dollar amounts in thousands).

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

The decrease in our engine overhaul costs incurred under our Directly‑Reimbursed Engine Contracts was primarily due to a reduced number of engine overhaul events in 2015 compared to 2014.

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

Fuel.  Fuel costs decreased $75.1 million, or 38.9%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in fuel cost was primarily due to the decrease in the average fuel cost per gallon in 2015 compared to 2014, along with a decrease in the volume in gallons that we purchased under our fixed-fee contracts.  The following table summarizes our aircraft fuel expenses (less directly-reimbursed fuel expense under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

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

Special items.  Special items for the year ended December 31, 2014 included impairment charges to write‑down owned EMB120 aircraft, including capitalized engine overhaul costs, and related long‑lived assets to their estimated fair value and accrued obligations on leased aircraft and related costs of $57.1 million. The special item associated with the EMB120 aircraft was triggered by our decision in November 2014 to remove the EMB120 aircraft from service by the end of the second quarter of 2015. The special item additionally consisted of impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs of $12.9 million. The special item associated with the ERJ145 aircraft was triggered by our execution of an amended and restated contract with United in November 2014. The amended and restated contract provides for accelerated lease termination dates of certain ERJ145 aircraft and advances the termination date of the ExpressJet United Express ERJ Agreement to operate the ERJ145s from the year 2020 to 2017. The special item also includes the write‑down of assets associated with the disposition of our paint facility located in Saltillo, Mexico of $4.8 million. We sold the Saltillo paint facility during the year ended December 31, 2014.

Station rents and landing fees.  Station rents and landing fees expense increased $3.1 million, or 6.2%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. Excluding our directly-reimbursed expenses incurred under our fixed-fee contracts, station rents and landing fees increased $4.8 million, or 17.5%, during the year ended December 31, 2015. The increase in station rents and landing fees, excluding our directly-reimbursed expenses, was primarily due to an increase in the number of flights operated in our prorate agreements. The following table summarizes our station rents and landing fees (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

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

Excluding directly-reimbursed costs by our major airline partners for fuel, station rents, landing fees and engine overhaul costs, our total airline expenses decreased $268.6 million, or 8.8%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The decrease in total airline expenses, excluding directly-reimbursed fuel, station rents, landing fees and engine overhauls, was primarily due to the reduction in fleet size and related block hour production of 8.8% during the year ended December 31, 2015, compared to the year ended December 31, 2014.

Summary of other income (expense) items and provision for income taxes:

Other Income (expense), net.  Other income (expense) for 2015 of $33.7 million was primarily due to a gain resulting from the early payoff of $145.4 million in debt with $110.8 million in cash, net of deferred loan costs written off associated with the debt. Other income for 2014 of $24.9 million primarily resulted from the sale of our equity investment in TRIP Linhas Aéreas, a regional airline operation in Brazil (“TRIP”).

Provision for income taxes.  The income tax provision for 2015 included a release of valuation allowance of $0.9 million for previously generated state net operating loss benefits primarily for ExpressJet that we previously anticipated would expire. The release of the valuation allowance was based on the gain related to early retirement of certain long term debt which reduced the amount of deferred tax assets that we anticipate will expire before the deferred tax assets may be utilized.

The income tax provision for 2014 included a valuation allowance of $6.0 million for previously generated state net operating loss benefits specific to ExpressJet that we anticipate to expire, $2.0 million of foreign income tax associated with our sale of ownership in TRIP stock, and the write‑off of $2.4 million of tax assets associated with the sale of our paint facility located in Saltillo, Mexico during 2014. These discrete income tax provision items were partially offset by the income tax benefit associated with our loss before income tax of $16.3 million for 2014.

Net Income (loss).  Primarily due to factors described above, we generated net income of $117.8 million, or $2.27 per diluted share, for the year ended December 31, 2015, compared to a net loss of $24.2 million, or $(0.47) per diluted share, for the year ended December 31, 2014.

Our Business Segments 2016 compared to 2015:

For the year ended December 31, 2016, we had three reportable segments which are the basis of our internal financial reporting. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by our chief operating decision maker. Our operating segments are SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The following table sets forth our segment data for the years ended December 31, 2016 and 2015 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2016	2015	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,935,378	$1,848,363	$87,015	4.7%
ExpressJet operating revenues	1,044,828	1,169,923	(125,095)	(10.7)%
SkyWest Leasing operating revenues	141,000	77,277	63,723	82.5%
Total Operating Revenues	$3,121,206	$3,095,563	$25,643	0.8%
Airline Expenses:
SkyWest Airlines airline expense	$1,912,384	$1,666,341	$246,043	14.8%
ExpressJet airline expense	1,346,342	1,204,161	142,181	11.8%
SkyWest Leasing segment expense	113,341	66,396	46,945	70.7%
Total Airline Expense(1)	$3,372,067	$2,936,898	$435,169	14.8%
Segment profit (loss):
SkyWest Airlines segment profit	$22,994	$182,022	$(159,028)	(87.4)%
ExpressJet segment loss	(301,514)	(34,238)	(267,276)	780.6%
SkyWest Leasing segment profit	27,659	10,881	16,778	154.2%
Total Segment Profit (loss)	$(250,861)	$158,665	$(409,526)	(258.1)%
Interest Income	2,143	1,997	146	7.3%
Other Income (Expense), net	(94)	33,660	(33,754)	(100.3)%
Consolidated Income (loss) Before Taxes	$(248,812)	$194,322	$(443,134)	(228.0)%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $159.0 million, or 87.4%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The SkyWest Airlines 2016 segment included $184.3 million of special item expenses associated with the impairment charge of CRJ200 aircraft and related assets and $9.3 million in early lease return costs associated with certain CRJ700 aircraft. Excluding the impact of these items, SkyWest Airlines segment profitability improved by $34.6 million. SkyWest Airlines segment profit was also partially impacted by additional profitability from adding 41 E175 aircraft.

SkyWest Airlines block hour production increased to 1,105,031, or 2.8%, for 2016 from 1,074,809 for 2015 primarily due to the additional block hour production from the new E175 aircraft added subsequent to December 31, 2015. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenue increased by $87.0 million, or 4.7%, for 2016 compared to 2015. The increase was primarily due to additional E175 operations along with improved contract rates with certain major airline partners.

SkyWest Airlines airline expense increased by $246.0 million, or 14.8% during the year ended December 31, 2016, compared to the year ended December 31, 2015.  The increase in the SkyWest Airlines airline expense was primarily due to the following factors:

•

SkyWest Airlines airline expense included an increase in salaries, wages and employee benefits of $47.1 million, or 7.4%, for 2016 compared to 2015. The increase was primarily due to additional wages incurred in connection with the additional block hour production and incremental pilot costs, including crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines aircraft maintenance, materials and repairs expense increased by $27.5 million, or 9.7%, during 2016, compared to 2015.  The increase was primarily attributable to an increase in direct maintenance costs associated with the increased volume of departures and the replacement and repair of aircraft parts and components and $15.9 million of lease return maintenance costs primarily associated with EMB120, CRJ200 and CRJ700 aircraft lease returns.

•	SkyWest Airlines aircraft rentals expense decreased $3.8 million, or 1.9%, during 2016, compared to 2015, primarily due to an expiration of 12 aircraft leases subsequent to 2015.
•

SkyWest Airlines ground handling service expense decreased $4.6 million, or 7.1%, during 2016, compared to 2015. The decrease in ground handling service expense was primarily due to a reduction in passenger liability insurance costs and a reduction in the locations at which SkyWest Airlines provided ground handling services subsequent to December 31, 2015.

•

SkyWest Airlines fuel expense increased $4.9 million, or 4.2%, during 2016, compared to 2015.  The increase in fuel cost was primarily due to an increase in the volume of gallons purchased, which was partially offset by the decrease in the average fuel cost per gallon in 2016 compared to 2015.  The average fuel cost per gallon was $1.70 and $2.09 for the years 2016 and 2015, respectively.

•

SkyWest Airlines airline expense in 2016 included special items of $184.3 million for impairment charges on its CRJ200 aircraft and related long‑lived assets, including aircraft, capitalized aircraft improvements and additional inventory reserves for excess spare part inventory.

•	SkyWest Airlines interest expense decreased $9.2 million, or 26.0%, during 2016, compared to 2015, primarily due to a decrease in outstanding long-term debt over 2016, compared to 2015.

ExpressJet Segment Loss.  ExpressJet segment loss increased $267.3 million, or 780.6%, during the year ended December 31, 2016, compared to the year ended December 31, 2015. The ExpressJet 2016 segment included $281.4 million of special item expenses associated with the CRJ200 and ERJ145 aircraft and write‑down of certain assets and $6.8 million associated with certain leased CRJ700 aircraft that were removed from service. Excluding the impact of the special item expenses, ExpressJet’s segment profitability improved by $20.9 million. This special charge was partially offset by the removal of aircraft operating under unprofitable fixed-fee contracts and rate improvements in certain fixed-fee contracts compared to 2015.

ExpressJet’s block hour production decreased to 833,461, or 16.7%, for the year ended December 31, 2016 from 999,995 for the year ended December 31, 2015, primarily due to the removal of ERJ145 aircraft previously operated under its United fixed-fee agreement.  Significant items contributing to the ExpressJet segment loss are set forth below:

ExpressJet’s operating revenue decreased by $125.1 million, or 10.7%, for 2016 compared to 2015. The decrease was primarily due to a 16.7% reduction in block hours resulting from fewer ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by rate improvements in certain fixed-fee contracts compared to 2015.

ExpressJet’s airline expense increased $142.2 million, or 11.8%, during the year ended December 31, 2016, compared to the year ended December 31, 2015.  The increase in the ExpressJet airline expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $39.0 million, or 6.9%, during 2016, compared to 2015.  The decrease was primarily due to a decrease in scheduled production subsequent to 2015 that resulted from the decreased number of ERJ145 and CRJ200 aircraft in operation.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $67.6 million, or 21.1%, during 2016, compared to 2015.  The decrease was primarily due to the reduced fleet size and related production subsequent to 2015 and maintenance costs savings initiatives in 2016.

•	ExpressJet’s aircraft rental expenses decreased $7.3 million, or 10.6%, during 2016, compared to 2015, primarily due to the termination of aircraft leases on CRJ200 aircraft since 2015.
•	ExpressJet’s ground handling services expenses decreased $5.5 million, or 29.3%, during 2016, compared to 2015, primarily due to a decrease in scheduled production and reduced fleet size.
•

ExpressJet’s other airline expenses decreased $7.1 million, or 6.2%, during 2016, compared to 2015, primarily due to a decrease in scheduled production subsequent to 2015, partially offset by increases in lodging and simulator expenses used for crew training.

•

ExpressJet’s airline expense in 2016 included special items of $281.4 million for impairment charges on certain CRJ200 and ERJ145 long‑lived assets, including aircraft, spare engines and capitalized aircraft improvements and additional inventory reserves for excess spare part inventory.

•	ExpressJet’s interest expense decreased $6.0 million, or 47.2%, during 2016, compared to 2015, primarily due to a decrease in outstanding long-term debt since 2015.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $16.8 million during the year ended December 31, 2016, compared to the year ended December 31, 2015, primarily due to the additional E175 aircraft revenue attributed to the ownership costs of the E175 aircraft earned under the applicable fixed-fee contract and profitability offset by the E175 aircraft depreciation and interest expense.

Our Business Segments 2015 compared to 2014:

For the year ended December 31, 2015, we had three reportable segments which are the basis of our internal financial reporting: Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by our chief operating decision maker. Our operating segments consists of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

During the fourth quarter of 2015, due to the increase in acquired E175 aircraft and the related aircraft debt financing, our chief operating decision maker started to analyze the flight operations of our E175 aircraft separately from the acquisition, ownership and financing costs and related revenue.  Because of this change, the SkyWest Leasing segment includes revenue attributed to our E175 ownership cost earned under the applicable fixed-fee contracts, and the depreciation and interest expense of our E175 aircraft.  The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft.  The SkyWest Leasing segment additionally includes the income from two CRJ200 aircraft leased to a third party.

As a result of the change in segmentation, prior periods have been recast to conform to the current presentation. We reclassified $15.0 million of operating revenue, $8.5 million of depreciation expense, $4.9 million of interest expense, $1.6 million of segment profit, $527.0 million of total assets and $535.5 million of capital expenditures (including non-cash) from the SkyWest Airlines segment to the SkyWest Leasing segment for the year ended December 31, 2014 to reflect the respective E175 activity in the SkyWest Leasing segment for 2014.

The following table sets forth our segment data for the years ended December 31, 2015 and 2014 (in thousands):

	2015	2014	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,848,363	$1,873,675	$(25,312)	(1.4)%
ExpressJet operating revenues	1,169,923	1,346,859	(176,936)	(13.1)%
SkyWest Leasing operating revenues	77,277	16,913	60,364	356.9%
Total Operating Revenues	$3,095,563	$3,237,447	$(141,884)	(4.4)%
Airline Expenses:
SkyWest Airlines airline expense	$1,666,341	$1,797,596	$(131,255)	(7.3)%
ExpressJet airlines expense	1,204,161	1,464,804	(260,643)	(17.8)%
SkyWest Leasing segment expense	66,396	16,194	50,202	310.0%
Total Airline Expense(1)	$2,936,898	$3,278,594	$(341,696)	(10.4)%
Segment profit (loss):
SkyWest Airlines segment profit	$182,022	$76,079	$105,943	139.3%
ExpressJet segment loss	(34,238)	(117,945)	83,707	(71.0)%
SkyWest Leasing profit (Loss)	10,881	719	10,162	*
Total Segment Profit (Loss)	$158,665	$(41,147)	$199,812	(485.6)%
Interest Income	1,997	4,096	(2,099)	(51.2)%
Other Income (Expense), net	33,660	20,708	12,952	62.5%
Consolidated Income (Loss) Before Taxes	$194,322	$(16,343)	$210,665	*

(1) Total Airline Expense includes operating expense and interest expense

*Change more than 1,000%

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $105.9 million, or 139.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The SkyWest Airlines 2014 segment included $57.0 million of special item expenses associated with the removal of the EMB120 aircraft type. The remaining improvement in the SkyWest segment profit was primarily due to additional contract incentives earned under its fixed-fee contracts, additional profitability from operating the E175 aircraft and a reduction in fuel costs incurred under the prorate agreements.

SkyWest Airlines block hour production increased to 1,074,809, or 1.4%, for 2015 from 1,060,147 for 2014 primarily due to the additional block hour production from the new E175 aircraft added subsequent to December 31, 2014 which was partially offset by a reduction in block hour production from removing the EMB120 aircraft type from service. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines operating revenue decreased by $25.3 million, or 1.4%, for 2015 compared to 2014. The decrease was primarily due to a decrease in fuel, landing fees, station rents and engine overhaul reimbursements from major airline partners. This decrease was partially offset by additional E175 operations along with improved contract performance incentives.

SkyWest Airlines airline expense decreased by $131.3 million, or 7.3%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in the SkyWest Airlines airline expense was primarily due to the following factors:

•

SkyWest Airlines airline expense included an increase in salaries, wages and employee benefits of $29.1 million, or 4.8%, for 2015 compared to 2014, primarily due to the additional block hour production and related crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines ground handling service expense decreased $22.0 million, or 25.6%, during 2015, compared to 2014. The decrease in ground handling service expense was primarily due to a reduction in the locations at which SkyWest Airlines provided ground handling services subsequent to December 31, 2014.

•

SkyWest Airlines fuel expense decreased $60.2 million, or 34.4%, during 2015, compared to 2014.  The decrease in fuel cost was primarily due to a decrease in the average fuel cost per gallon in 2015 compared to 2014.  The average fuel cost per gallon was $2.09 and $3.33 for the years 2015 and 2014, respectively.

•

SkyWest Airlines aircraft maintenance, materials and repairs expense decreased by $9.0 million, or 3.0%, during 2015, compared to 2014.  The decrease was primarily attributable to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components.

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

ExpressJet Segment Loss.  ExpressJet segment loss decreased $83.7 million, or 71.0%, during the year ended December 31, 2015, compared to the year ended December 31, 2014. The ExpressJet 2014 segment included $17.7 million of special item expenses associated with the ERJ145 aircraft and write‑down of certain assets. The remaining improvement in the ExpressJet segment loss was primarily due to the removal of aircraft operating under unprofitable fixed-fee contracts, higher flight completion rates, higher contract incentives earned under its fixed-fee contracts and rate improvements in certain fixed-fee contracts compared to 2014.

ExpressJet’s block hour production decreased to 999,995, or 17.7%, for the year ended December 31, 2015 from 1,215,413 for the year ended December 31, 2014 primarily due to the removal of ERJ145 aircraft previously operated under its United fixed-fee agreement, which was partially offset by additional block hour production from its ERJ145 agreement with American subsequent to December 31, 2014.  Significant items contributing to the ExpressJet segment loss are set forth below:

ExpressJet’s operating revenue decreased by $176.9 million, or 13.1%, for 2015 compared to 2014. The decrease was primarily due to a reduction in scheduled departures in ExpressJet’s ERJ145 fleet operating under its United fixed-fee arrangement, which was partially offset by an increase in contract performance incentives earned and higher completion rates.

ExpressJet’s airline expense decreased $260.6 million, or 17.8%, during the year ended December 31, 2015, compared to the year ended December 31, 2014.  The decrease in the ExpressJet airline expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $83.7 million, or 12.9%, during 2015, compared to 2014.  The decrease was primarily due to a decrease in scheduled production subsequent to 2014 that resulted from the decreased number of ERJ145 and CRJ200 aircraft in operation under ExpressJet’s United fixed-fee arrangements.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $70.5 million, or 18.1%, during 2015, compared to 2014.  The decrease was primarily due to the reduced fleet size and related production subsequent to 2014.

•	ExpressJet’s aircraft rental expenses decreased $21.0 million, or 23.3%, during 2015, compared to 2014, primarily due to the termination of aircraft leases on CRJ200 aircraft since 2014.
•	ExpressJet’s ground handling services expenses decreased $19.2 million, or 50.7%, during 2015, compared to 2014, primarily due to a decrease in scheduled production and reduced fleet size.
•	ExpressJet’s other airline expenses decreased $25.4 million, or 18.1%, during 2015, compared to 2014, primarily due to a decrease in scheduled production subsequent to 2014.
•

ExpressJet’s airline expense in 2014 included special items of $12.9 million for impairment charges to write‑down certain ERJ145 long‑lived assets, including spare engines and capitalized aircraft improvements, to their estimated fair value and accrued obligations on leased aircraft and related costs. ExpressJet also had $4.8 million in special charges associated with the write‑down of its paint facility located in Saltillo, Mexico that was sold in 2014.

SkyWest Leasing segment Profit.  SkyWest Leasing profit increased $10.2 million during the year ended December 31, 2015, compared to the year ended December 31, 2014, primarily due to the additional E175 aircraft revenue attributed to the ownership costs of the E175 aircraft earned under the applicable fixed-fee contract and profitability offset by the E175 aircraft depreciation and interest expense. During the fourth quarter of 2015, we resolved a contract matter with one of our major airline partners that resulted in a $7.9 million reduction to revenue.  This reduction is reflected in the SkyWest Leasing segment as this amount related to an aircraft financing matter for the year ended December 31, 2015.

Liquidity and Capital Resources

Sources and Uses of Cash—2016 Compared to 2015

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2016 and 2015, and our total cash and marketable securities position as of December 31, 2016 and December 31, 2015 (in thousands).

	For the year ended December 31,
	2016	2015	$ Change	% Change
Net cash provided by operating activities	$506,665	$417,325	$89,340	21.4%
Net cash used in investing activities	(1,177,078)	(569,716)	(607,362)	106.6%
Net cash provided by financing activities	614,144	223,151	390,993	175.2%

	December 31,	December 31,
	2016	2015	$ Change	% Change
Cash and cash equivalents	$146,766	$203,035	$(56,269)	(27.7)%
Restricted cash	8,243	8,216	27	0.3%
Marketable securities	409,898	286,668	123,230	43.0%
Total	$564,907	$497,919	$66,988	13.5%

Cash Flows from Operating Activities.  Net cash provided from operating activities increased $89.3 million, or 21.4%, during 2016, compared to 2015. Our pre-tax income was $194.3 million in 2015. Our pre-tax loss in 2016 was $148.8 million, which included a non-cash special charge of $465.6 million. Excluding the impact of the 2016 non-cash special charge, our pre-tax income increased by $22.5 million. The remaining increase in our cash from operations included positive cash changes in our working capital accounts and 2015 cash flows included a $33.7 million non-cash gain from an early extinguishment of debt.

Cash Flows from Investing Activities.  Net cash used in investing activities increased $607.4 million, or 106.6%, during 2016, compared to 2015. The increase in cash used in investing activities was primarily due to the net purchases of marketable securities which increased $251.9 million from 2015 to 2016, and the acquisition of 41 E175 aircraft and the related spare aircraft assets in 2016, compared to 25 E175 aircraft and the related spare aircraft assets purchased in 2015, which in total represented an increase of $428.1 million.  These uses of cash were partially offset by proceeds received from the Bombardier termination agreement of $90.0 million.

Cash Flows from Financing Activities.  Net cash provided by financing activities increased $391.0 million, or 175.2%, during 2016, compared to 2015. The increase was primarily due to the proceeds from the issuance of long‑term debt of $926.1 million associated with 41 E175 aircraft acquired during 2016, compared to the issuance of long‑term debt of $591.9 million associated with 25 E175 aircraft acquired during 2015. Additionally, the principal payments of long-term debt decreased $52.1 million during 2016, compared to 2015, as a result of the early pay off of $145.4 million in debt during 2015.

Sources and Uses of Cash—2015 Compared to 2014

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2015 and 2014, and our total cash and marketable securities position as of December 31, 2015 and December 31, 2014 (in thousands).

	For the year ended December 31,
	2015	2014	$ Change	% Change
Net cash provided by operating activities	$417,325	$290,130	$127,195	43.8%
Net cash used in investing activities	(569,716)	(585,226)	15,510	(2.7)%
Net cash provided by financing activities	223,151	256,735	(33,584)	(13.1)%

	December 31,	December 31,
	2015	2014	$ Change	% Change
Cash and cash equivalents	$203,035	$132,275	$70,760	53.5%
Restricted cash	8,216	11,582	(3,366)	(29.1)%
Marketable securities	286,668	415,273	(128,605)	(31.0)%
Total	$497,919	$559,130	$(61,211)	(10.9)%

Cash Flows from Operating Activities.  Net cash provided from operating activities increased $127.2 million, or 43.8%, during 2015, compared to 2014. The primary factors impacting our cash provided from operating activities include: our net income increased $142.0 million from 2014 to 2015 and our deferred income taxes increased $73.8 million from 2014 to 2015. Additionally, the combination of the 2014 special items, the 2014 gain on sale of our TRIP shares and the 2015 gain on early debt payoff resulted in a net decrease to cash from operations of $83.6 million.

Cash Flows from Investing Activities.  Net cash used in investing activities decreased $15.5 million, or 2.7% during 2015, compared to 2014. The decrease in cash used in investing activities was primarily due to the net sales of marketable securities which increased $57.4 million during 2015, compared to 2014, along with the decrease of other assets of $16.0 million during 2015, compared to 2014.  These changes were partially offset by the acquisition of 25 E175 aircraft and the related spare assets in 2015, compared to 20 E175 aircraft, one used CRJ700 aircraft and 20 used CRJ200 engines and the related spare assets purchased in 2014, which in total represented an increase of $57.4 million. No additional aircraft deposits were made, but $1.9 million in aircraft deposits were returned during 2015.

Cash Flows from Financing Activities.  Net cash provided by financing activities decreased $33.6 million, or 13.1%, during 2015, compared to 2014. The decrease was primarily due to the early payoff and principal payments of long-term debt which increased $168.9 million during 2015, compared to 2014. This decrease was partially offset by the proceeds from the issuance of long‑term debt of $591.9 million associated with 25 E175 aircraft acquired during 2015, compared to the issuance of long‑term debt of $460.6 million associated with 20 E175 aircraft acquired during 2014.

Liquidity and Capital Resources as of December 31, 2016 and 2015

We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At December 31, 2016, our total capital mix was 37.6% equity and 62.4% long‑term debt, compared to 47.6% equity and 52.4% long‑term debt at December 31, 2015.

During the year ended December 31, 2016, we increased our line of credit with a bank from $25 million to $75 million. At December 31, 2016, we had $6.5 million in letters of credit issued under the facility, which reduced the amount available under the facility to $68.5 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.3% at December 31, 2016).

As of December 31, 2016 and 2015, we had $87.7 million and $88.9 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of December 31, 2016 and 2015, we classified $8.2 million as restricted cash related to our workers' compensation policies.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2017	2018	2019	2020	2021	Thereafter
Operating lease payments for aircraft and facility obligations	$954,823	$191,292	$155,799	$123,308	$135,386	$112,535	$236,503
Firm aircraft and spare engine commitments	548,362	513,859	14,787	14,787	4,929	—	—
Interest commitments(A)	502,054	94,931	83,278	72,128	61,266	51,497	138,954
Principal maturities on long-term debt	2,570,904	308,945	286,164	286,266	251,265	236,896	1,201,368
Total commitments and obligations	$4,576,143	$1,109,027	$540,028	$496,489	$452,846	$400,928	$1,576,825

(A)	At December 31, 2016, we had variable rate notes representing 5.1% of our total long‑term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

On May 21, 2014, we announced our execution of an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of December 31, 2016, we had taken delivery of 86 E175s. We anticipate taking delivery of the remaining 18 E175s covered by the firm orders by the end of 2017.

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

Aircraft Lease and Facility Obligations

We also have significant long‑term lease obligations, primarily relating to our aircraft fleet. At December 31, 2016, we had 415 aircraft under lease with remaining terms ranging from less than one to nine years. Future minimum lease payments due under all long‑term operating leases were approximately $954.8 million at December 31, 2016. Assuming a 4.77% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $795.1 million at December 31, 2016.

Long‑term Debt Obligations

As of December 31, 2016, we had $2.6 billion of long‑term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long‑term debt obligations was approximately 3.8% at December 31, 2016.

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

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. We have also guaranteed the obligations of ExpressJet under the ExpressJet Delta Connection Agreement and the ExpressJet United Express ERJ Agreement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2016, 2015 and 2014, approximately 4%, 4% and 3% of our ASMs were flown under prorate arrangements. For the years ended December 31, 2016, 2015 and 2014, the average price per gallon of aircraft fuel was $1.70, $2.09 and $3.33, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $17.6 million, $19.1 million and $29.1 million in fuel expense for the years ended December 31, 2016, 2015 and 2014, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long‑term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also anticipate receiving higher amounts of interest income on cash and securities held at the time; however, the market value of our available‑for‑sale securities would likely decline. At December 31, 2016, 2015 and 2014, we had variable rate notes representing 5.1%, 12.1% and 41.3% of our total long‑term debt, respectively. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long‑term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $2.0 million in interest expense and received $5.1 million in additional interest income for the year ended December 31, 2016; we would have incurred an additional $3.5 million in interest expense and received $5.2 million in additional interest income for the year ended December 31, 2015; and we would have incurred an additional $5.8 million in interest expense and received $5.5 million in additional interest income for the year ended December 31, 2014. However, under our contractual arrangement with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of comprehensive income (loss). If interest rates were to decline, our major airline partners would receive the benefit of the reduced interest expense, since interest expense is generally passed through to our major airline partners in our passenger revenues.

We currently intend to finance the acquisition of aircraft through manufacturer financing or long‑term borrowings. Changes in interest rates may impact the actual financing cost associated with these aircraft. To the extent we place these aircraft in service under our code‑share agreements with Delta, United, American or Alaska, our code‑share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect interest rate changes in our aircraft ownership costs.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SkyWest, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 27, 2017

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2016	2015
CURRENT ASSETS:
Cash and cash equivalents	$146,766	$203,035
Marketable securities	409,898	286,668
Restricted cash	8,243	8,216
Income tax receivable	6,989	2,871
Receivables, net	46,916	62,162
Inventories, net	118,509	140,312
Prepaid aircraft rents	162,360	195,216
Deferred tax assets	129,285	100,730
Other current assets	18,111	18,360
Total current assets	1,047,077	1,017,570

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	4,839,501	5,242,790
Deposits on aircraft	38,800	38,150
Buildings and ground equipment	261,704	275,788
	5,140,005	5,556,728
Less-accumulated depreciation and amortization	(1,318,308)	(2,085,981)
Total property and equipment, net	3,821,697	3,470,747

OTHER ASSETS
Intangible assets, net	8,249	10,499
Long-term prepaid assets	218,505	229,180
Other assets	41,723	53,988
Total other assets	268,477	293,667
Total assets	$5,137,251	$4,781,984

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2016	2015
CURRENT LIABILITIES:
Current maturities of long-term debt	$305,460	$268,667
Accounts payable	241,215	279,864
Accrued salaries, wages and benefits	139,885	138,291
Taxes other than income taxes	15,618	17,176
Other current liabilities	45,087	44,028
Total current liabilities	747,265	748,026

OTHER LONG TERM LIABILITIES	50,844	56,191

LONG TERM DEBT, net of current maturities	2,240,051	1,659,234

DEFERRED INCOME TAXES PAYABLE	694,689	749,575

DEFERRED AIRCRAFT CREDITS	53,459	62,523

COMMITMENTS AND CONTINGENCIES (Note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 79,781,305 and 79,020,371 shares issued, respectively	657,353	641,643
Retained earnings	1,103,751	1,275,142
Treasury stock, at cost, 28,015,386 and 28,015,386 shares, respectively	(410,090)	(410,090)
Accumulated other comprehensive loss	(71)	(260)
Total stockholders’ equity	1,350,943	1,506,435
Total liabilities and stockholders’ equity	$5,137,251	$4,781,984

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
OPERATING REVENUES:
Passenger	$3,051,414	$3,030,023	$3,168,000
Ground handling and other	69,792	65,540	69,447
Total operating revenues	3,121,206	3,095,563	3,237,447
OPERATING EXPENSES:
Salaries, wages and benefits	1,211,380	1,203,312	1,258,155
Aircraft maintenance, materials and repairs	569,306	604,863	682,773
Depreciation and amortization	284,969	264,507	259,642
Aircraft rentals	262,602	273,696	305,334
Aircraft fuel	122,284	118,124	193,247
Ground handling services	72,659	82,694	123,917
Station rentals and landing fees	49,482	54,167	51,024
Special items	465,649	—	74,777
Other operating expenses	255,559	259,685	263,730
Total operating expenses	3,293,890	2,861,048	3,212,599
OPERATING INCOME (LOSS)	(172,684)	234,515	24,848
OTHER INCOME (EXPENSE):
Interest income	2,143	1,997	4,096
Interest expense	(78,177)	(75,850)	(65,995)
Other, net	(94)	33,660	20,708
Total other expense, net	(76,128)	(40,193)	(41,191)
INCOME (LOSS) BEFORE INCOME TAXES	(248,812)	194,322	(16,343)
PROVISION (BENEFIT) FOR INCOME TAXES	(87,226)	76,505	7,811
NET INCOME (LOSS)	$(161,586)	$117,817	$(24,154)

BASIC EARNINGS (LOSS) PER SHARE	$(3.14)	$2.31	$(0.47)
DILUTED EARNINGS (LOSS) PER SHARE	$(3.14)	$2.27	$(0.47)
Weighted average common shares:
Basic	51,505	51,077	51,237
Diluted	51,505	51,825	51,237

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$(161,586)	$117,817	$(24,154)
Proportionate share of equity method investee foreign currency translation adjustment, net of taxes	—	—	(1,129)
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	189	29	(719)
TOTAL COMPREHENSIVE INCOME (LOSS)	$(161,397)	$117,846	$(26,002)

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2013	77,326	$618,511	$1,197,819	(26,096)	$(382,950)	$1,559	$1,434,939
Net loss	—	—	(24,154)	—	—	—	(24,154)
Proportionate share of other companies foreign currency translation adjustment, net of tax of $678	—	—	—	—	—	(1,129)	(1,129)
Net unrealized depreciation on marketable securities, net of tax of $437	—	—	—	—	—	(719)	(719)
Exercise of common stock options and vested restricted stock units	330	287	—	—	—	—	287
Sale of common stock under employee stock purchase plan	295	3,752	—	—	—	—	3,752
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	5,318	—	—	—	—	5,318
Tax deficiency from exercise of common stock options	—	(1,347)	—	—	—	—	(1,347)
Treasury stock purchases	—	—	—	(669)	(8,414)	—	(8,414)
Cash dividends declared ($0.16 per share)	—	—	(8,187)	—	—	—	(8,187)
Balance at December 31, 2014	77,951	626,521	1,165,478	(26,765)	(391,364)	(289)	1,400,346
Net income	—	—	117,817	—	—	—	117,817
Net unrealized depreciation on marketable securities, net of tax of $18	—	—	—	—	—	29	29
Exercise of common stock options and vested restricted stock units	815	8,490	—	—	—	—	8,490
Sale of common stock under employee stock purchase plan	254	3,430	—	—	—	—	3,430
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	5,368	—	—	—	—	5,368
Tax deficiency from exercise of common stock options	—	(2,166)	—	—	—	—	(2,166)
Treasury stock purchases	—	—	—	(1,250)	(18,726)	—	(18,726)
Cash dividends declared ($0.16 per share)	—	—	(8,153)	—	—	—	(8,153)
Balance at December 31, 2015	79,020	641,643	1,275,142	(28,015)	(410,090)	(260)	1,506,435
Net loss	—	—	(161,586)	—	—	—	(161,586)
Net unrealized depreciation on marketable securities, net of tax of $98	—	—	—	—	—	189	189
Exercise of common stock options and vested restricted stock units	609	4,979	—	—	—	—	4,979
Sale of common stock under employee stock purchase plan	152	3,163	—	—	—	—	3,163
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	7,568	—	—	—	—	7,568
Cash dividends declared ($0.19 per share)	—	—	(9,805)	—	—	—	(9,805)
Balance at December 31, 2016	79,781	$657,353	$1,103,751	(28,015)	$(410,090)	$(71)	$1,350,943

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(161,586)	$117,817	$(24,154)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	284,969	264,507	259,642
Stock based compensation expense	7,568	5,368	5,318
Loss on sale of property and equipment	—	—	4,016
Gain from equity ownership in TRIP Airlines	—	—	(24,922)
Gain from early extinguishment of debt	(1,279)	(33,660)	—
Capitalized Brasilia EMB-120 engine overhauls	—	—	(18,812)
Special items	465,649	—	74,777
Net increase (decrease) in deferred income taxes	(83,441)	73,844	5,054
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	(27)	3,366	637
Decrease in receivables	15,260	21,076	25,540
Increase in income tax receivable	(4,118)	(92)	(1,939)
Increase in inventories	(1,986)	(2,860)	(890)
Decrease (increase) in other current assets and prepaid aircraft rents	37,569	(28,598)	(25,985)
Decrease in deferred aircraft credits	(8,108)	(8,635)	(7,672)
Increase (decrease) in accounts payable and accrued aircraft rents	(47,563)	9,690	5,852
Increase (decrease) in other current liabilities	3,758	(4,498)	13,668
NET CASH PROVIDED BY OPERATING ACTIVITIES	506,665	417,325	290,130

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,511,388)	(1,170,439)	(326,964)
Sales of marketable securities	2,388,168	1,299,069	398,148
Proceeds from the sale of aircraft, property and equipment	3,008	10,308	9,473
Proceeds from installment payment from sale of equity shares in TRIP Airlines	—	—	17,237
Proceeds from settlement of residual value guarantee aircraft agreements	90,000	—	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(1,138,963)	(710,871)	(653,473)
Deposits on aircraft	(650)	—	—
Buildings and ground equipment	(14,350)	(10,405)	(21,966)
Return of deposits on aircraft	—	1,850	—
Decrease (increase) in other assets	7,097	10,772	(7,681)
NET CASH USED IN INVESTING ACTIVITIES	(1,177,078)	(569,716)	(585,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	926,069	591,881	460,600
Principal payments on long-term debt	(302,158)	(354,277)	(185,357)
Net proceeds from issuance of common stock	8,142	9,754	2,692
Purchase of treasury stock	—	(18,726)	(8,414)
Decrease (increase) in debt issuance cost	(8,653)	2,779	(4,591)
Payment of cash dividends	(9,256)	(8,260)	(8,195)
NET CASH PROVIDED BY FINANCING ACTIVITIES	614,144	223,151	256,735

Increase (Decrease) in cash and cash equivalents	(56,269)	70,760	(38,361)
Cash and cash equivalents at beginning of period	203,035	132,275	170,636
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146,766	$203,035	$132,275

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$5,688	$—	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$76,589	$80,657	$67,763
Income taxes	$1,212	$5,104	$2,066

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”), operates the largest regional airlines in the United States. As of December 31, 2016, SkyWest Airlines and ExpressJet offered scheduled passenger service under code-share agreements with United, Delta, American and Alaska with approximately 3,160 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. As of December 31, 2016, the Company had 652 aircraft in scheduled service out of a combined fleet of 685 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	75	35	—	5	140	58	—	313
Delta	109	62	64	—	—	13	—	248
American	29	33	—	—	14	—	—	76
Alaska	—	—	—	—	—	15	—	15
Aircraft in scheduled service	213	130	64	5	154	86	—	652
Subleased to an un-affiliated entity	2	—	—	—	—	—	—	2
Other*	—	9	—	4	4	—	14	31
Total Fleet	215	139	64	9	158	86	14	685

*Other aircraft consisted of leased aircraft removed from service that were in the process of being returned to the lessor and owned aircraft removed from service that are in the process of being sold.

For the year ended December 31, 2016, approximately 52.2% of the Company’s aggregate capacity was operated for United, approximately 36.5% was operated for Delta, approximately 6.3% was operated for American, and approximately 5.0% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2016, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

As of December 31, 2016, ExpressJet operated as a Delta Connection carrier primarily in Atlanta and Detroit, a United Express carrier primarily in Chicago (O’Hare), Cleveland, Newark and Houston and an American carrier primarily in Dallas.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines, ExpressJet and SkyWest Leasing segments, with all inter‑company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2016, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission. The Company reclassified certain prior period amounts to conform to the current period presentation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company classified $8.2 million of cash as restricted cash collateralizing letters of credit under the Company’s workers’ compensation insurance policy and classified it accordingly in the consolidated balance sheets as of December 31, 2016 and 2015.

Marketable Securities

The Company’s investments in marketable debt and equity securities are deemed by management to be available-for-sale and are reported at fair market value with the net unrealized appreciation (depreciation) reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2016 and 2015 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2016	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$146,766	$—	$—	$146,766
Available-for-sale securities:
Bond and bond funds	$410,001	$—	$(116)	$409,885
Asset backed securities	13	—	—	13
Total available-for-sale securities	$410,014	$—	$(116)	$409,898
Total cash and cash equivalents and available for sale securities	$556,780	$—	$(116)	$556,664

		Gross unrealized	Gross unrealized
At December 31, 2015	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$203,035	$—	$—	$203,035
Available-for-sale securities:
Bond and bond funds	$286,857	$—	$(220)	$286,637
Asset backed securities	30	1	—	31
Total available-for-sale securities	$286,887	$1	$(220)	$286,668
Total cash and cash equivalents and available for sale securities	$489,922	$1	$(220)	$489,703

Marketable securities had the following maturities as of December 31, 2016 (in thousands):

Maturities	Amount
Year 2017	$293,928
Thereafter	115,970

As of December 31, 2016 and 2015, the Company had classified $409.9 million and $286.7 million of marketable securities, respectively, as short‑term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. The Company has classified $2.3 million of investments as non‑current and has identified them as “Other assets” in the Company’s consolidated balance sheet as of December 31, 2015 (see Note 6).

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2016 and 2015 was $40.5 million and $13.9 million, respectively. The significant increase in 2016 was related to additional excess inventory identified as part of the impairment analysis of the 50-seat aircraft. See Note 8, Special items, for additional detail on the impairment. These allowances are based on management estimates, which can be modified based on future changes in circumstances.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight‑line method as follows:

Assets	Depreciable Life	Residual Value
New Aircraft	18 years	30%
Used Aircraft, rotable spares, and spare engines	up to 18 years	0 - 30%
Ground equipment	up to 10 years	0%
Office equipment	up to 7 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 – 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2016, the Company had approximately $3.8 billion of property and equipment and related assets. Additionally, as of December 31, 2016, the Company had approximately $8.2 million in intangible assets. In accounting for these long‑lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. On September 7, 2005, the Company acquired all of the issued and outstanding capital stock of Atlantic Southeast and recorded an intangible asset for specifically identifiable contracts of approximately $33.7 million relating to the acquisition. The intangible asset is being amortized over fifteen years under the straight‑line method. As of December 31, 2016 and 2015, the Company had $25.5 million and $23.3 million in accumulated amortization expense, attributable to the acquisition, respectively. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long‑lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

In December 2016, the Company decided to remove CRJ200 aircraft from ExpressJet’s operation.  In connection therewith, the Company plans to remove approximately 46 CRJ200 aircraft from its fleet during 2017.  Additionally, in December 2016, the Company entered into a termination agreement covering Bombardier’s residual value guarantee (“RVG”) agreements on 76 CRJ200 aircraft owned by SkyWest Airlines and ExpressJet whereby it agreed to terminate Bombardier’s future RVG commitment in exchange for a cash payment and other consideration valued at $125 million. The agreement also eliminated the Company`s future requirement to return the aircraft to a mid-time maintenance condition and certain remarketing activities.  This termination agreement allowed for the acceleration of the retirement of the CRJ 200 fleet. As a result of the scheduled reduction in the CRJ200 fleet in 2017, the termination of the RVG agreements with Bombardier and the current market values of its CRJ200 aircraft excluding Bombardier’s RVGs, the Company concluded that indicators of impairment existed and therefore, evaluated its CRJ200 fleet and related assets for impairment. Pursuant to Accounting Standards Codification (“ASC”) 360-10, Impairment and Disposal of Long-Lived Assets, the Company determined that separate asset groups existed based on the various major partner contracts.  A recoverability test was performed utilizing estimated undiscounted future cash flows for each asset group pursuant to applicable contracts with the major partners and associated expenses as well as the value the Company would realize upon disposal of aircraft. This was compared to the carrying value of the related assets resulting in a cash flow deficiency indicating that an impairment existed. The impairment analysis required the Company to perform an assessment of the fair value of its long-lived assets related to the CRJ200 aircraft within the asset groups utilized in the recoverability test. The Company engaged a third party to assist in determining the fair value of certain of the long-lived assets, including the aircraft, spare engines and fixed asset spare parts inventory. These values were estimated based on listed market values or recent third-party market transactions for similar assets. Additionally, the Company estimated the fair value of certain long-lived prepaid lease assets using the net present value of estimated current CRJ200 lease rates. All fair values are considered to be Level 3 within the fair value hierarchy. The amounts the Company may ultimately realize from the disposal of its CRJ200 long-lived assets may vary from the December 31, 2016 fair value assessments. See Note 8, Special Items, for the impairment charges recorded during the year ended December 31, 2016 related to the CRJ200 long-lived assets.

Additionally, the Company’s fixed-fee contract with United covering Embraer ERJ145 regional jet aircraft ("ERJ145") is scheduled to expire at the end of 2017, subject to United’s two one-year extension rights intended to facilitate an orderly return of ERJ145 aircraft to United.  The ERJ145 aircraft are leased from United and the Company is obligated to return the aircraft to United as each aircraft is scheduled to terminate under the contract.  There are no significant unreimbursed return related costs associated with these lease returns.  Under the terms of the fixed-fee contract, the Company anticipates removing approximately 45 ERJ145s from its fleet in 2017 and returning the aircraft to United.  Due to the uncertainty regarding the probability of extending the ERJ145 fixed-fee arrangement with United beyond the existing terms and as the Company is obligated to return these aircraft to United upon the contract expiration, the Company also evaluated its ERJ145 related assets for impairment including spare engines and related spare parts inventory.  The Company engaged a third party to assist in determining the fair value of the spare parts engines and inventory. The spare engines and inventory were valued based on recent market transactions for similar assets.  All fair values are considered to be Level 3 within the fair value hierarchy. The amounts the Company may ultimately realize from the disposal of its ERJ145 long-lived assets may vary from the December 31, 2016 fair value assessments. See Note 8, Special Items, for the impairment charges recorded during the year ended December 31, 2016 related to the ERJ145 long-lived assets.

The Company did not recognize any impairment charges of long-lived assets during 2015.

In 2014, the Company had impairments on several long-lived assets relating to Embraer Brasilia EMB 120 (“EMB120”) turboprop aircraft, ERJ145 aircraft type specific assets and an aircraft paint facility located in Saltillo, Mexico. See Note 8, Special Items, for the impairment charges recorded during the year ended December 31, 2014 related to these long-lived assets.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2016, 2015 and 2014, the Company capitalized interest costs of approximately $1.5 million, $2.2 million, and $1.8 million, respectively.

Maintenance

The Company operates under a U.S. Federal Aviation Administration approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for certain of its Bombardier CRJ700 Regional Jets (“CRJ700s”), Embraer ERJ145 regional jet aircraft and Embraer E175 jet (“E175”) aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown on a monthly basis and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

The costs of maintenance for airframe and avionics components, landing gear and normal recurring maintenance are expensed as incurred.

Passenger and Ground Handling Revenues

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements, “fixed-fee contracts” or “capacity purchase agreements”) with Delta, United, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight or block time incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on time performance.  The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement such as fuel expense and landing fee expenses.  Under the fixed-fee arrangements, revenue is earned when each flight is completed.

Under the Company’s fixed-fee agreements with Delta, United, American and Alaska, the compensation structure generally consists of a combination of agreed‑upon rates for operating flights and direct reimbursement for other certain costs associated with operating the aircraft. A portion of the Company’s contract flying compensation is designed to reimburse the Company for certain aircraft ownership costs. The aircraft compensation structure varies by agreement, but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. Under the Company’s ExpressJet United Express ERJ Agreement and ExpressJet American ERJ145 Agreement, the major airline partner provides the aircraft to the Company for a nominal amount. The Company has concluded that a component of its revenue under these agreements is rental income, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amounts deemed to be rental income under the agreements for the years ended December 31, 2016, 2015 and 2014 were $516.0 million, $504.9 million and $497.0 million, respectively. These amounts are reflected as passenger revenues on the Company’s consolidated statements of comprehensive income (loss). The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) since the use of the aircraft is not a separate activity of the total service provided.

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

The Company’s passenger and ground handling revenues could be impacted by a number of factors, including changes to the Company’s code‑share agreements with Delta, United, Alaska or American, contract modifications resulting from contract re‑negotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code‑share agreements and settlement of reimbursement disputes with the Company’s major airline partners.

Under a Revenue Sharing Arrangement (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline and regional airline negotiate a passenger fare proration formula, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight.

Other ancillary revenues commonly associated with airlines such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner:

Delta Connection Agreements

Agreement	Aircraft type		Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175		50 27 36 13	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2026 •The average remaining term of the aircraft under contract is 3.7 years
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900		38 35 28	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2022 •The average remaining term of the aircraft under contract is 2.8 years
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200		21	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	53 35 58	•Individual aircraft have scheduled removal dates under the agreement between 2017 and 2027 •The average remaining term of the aircraft under contract is 5.7 years
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 145 •ERJ 135	140 5	•Individual aircraft have scheduled removal dates under the agreement during 2017, subject to two one-year extensions •The average remaining term of the aircraft under contract is 0.9 years
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	22	•Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700	9 23	• CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	6	• Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • ERJ 145	11 10 14	• CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2020
ExpressJet American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	3	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•E175	15	•Individual aircraft have scheduled removal dates under the agreement between 2027 and 2028

The Company anticipates placing an additional seven E175 aircraft with United, five additional E175 aircraft with Alaska and six E175 aircraft with Delta throughout 2017.

The Company is scheduled to have 49 CRJ700 aircraft in service with American by mid-2017, all of which were previously operated in the existing fleet of other major airline partners. At the end of 2016, the Company had 213 CRJ200 aircraft and 159 ERJ145/135 aircraft in scheduled service. The Company anticipates it will reduce its CRJ200 aircraft by approximately 46 aircraft and its ERJ145/135 aircraft by approximately 59 aircraft during 2017. The

Company also anticipates that ExpressJet will transition to flying primarily dual-class aircraft in its CRJ aircraft operation by removing its CRJ200 aircraft from service over the next year.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti‑dilutive effect on net income (loss) per common share. During the years ended December 31, 2016, 2015 and 2014, 2,077,000, 505,000 and 3,191,000 shares reserved for issuance upon the exercise of outstanding options were excluded from the computation of Diluted EPS respectively, as the respective exercise price exceeded the weighted average fair market value of the Company’s stock for such year.

The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net Income (Loss)	$(161,586)	$117,817	$(24,154)
Denominator:
Denominator for basic earnings per-share weighted average shares	51,505	51,077	51,237
Dilution due to stock options and restricted stock units	—	748	—
Denominator for diluted earnings per-share weighted average shares	51,505	51,825	51,237
Basic earnings (loss) per-share	$(3.14)	$2.31	$(0.47)
Diluted earnings (loss) per-share	$(3.14)	$2.27	$(0.47)

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation (depreciation) on marketable securities. Comprehensive loss for the year ended December 31, 2014 included unrealized gain (loss) on foreign currency translation adjustment related to the Company’s equity investment in Trip Linhas Aéreas, a regional airline operating in Brazil (“TRIP”).

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short‑term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2016. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long‑term debt is estimated based on current rates offered to the Company for similar debt and was approximately $2,566.5 million as of December 31, 2016, as compared to the carrying amount of $2,570.9 million as of December 31, 2016. The Company’s fair value of long‑term debt as of December 31, 2015 was $1,939.8 million as compared to the carrying amount of $1,948.8 million as of December 31, 2015.

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s three operating segments consist of the operations conducted by SkyWest Airlines, ExpressJet and SkyWest Leasing. Information pertaining to the Company’s reportable segments is presented in Note 2, Segment Reporting.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU No. 2014-09”).  Under ASU No. 2014-09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. The Company continues to assess the potential impacts of ASU No. 2014-09 on its fixed-fee contracts, prorate flying agreements, ground handling agreements and other revenue transactions.  The Company anticipates completing its review of the impact by the second quarter of 2017. Interpretations are on-going and could have a significant impact on the Company’s implementation. The Company believes the principal versus agent considerations may change how the Company presents revenue for certain directly-reimbursed expenses under its fixed-fee contracts, such as fuel expenses.  ASU No. 2014-09 is required to be applied either full retrospective to each prior reporting period presented or modified retrospective with the cumulative effect of initially applying it at the date of initial application.  The Company anticipates using the full retrospective method of adoption.

In April 2015, the FASB issued Account Standards Update No. 2015-03, “Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs related to a recognized debt liability to be presented as a direct deduction from the carrying amount of that debt liability. The new guidance only impacts financial statement presentation. The guidance was effective in the first quarter of 2016. The Company adopted this guidance January 1, 2016 on a retrospective basis. As a result, $20.9 million of unamortized debt issuance costs that had been included in the Other assets line on the consolidated balance sheets as of December 31, 2015 are now presented as direct deductions from the carrying amounts of the related debt liabilities.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation—Stock Compensation (Topic 718)” (“ASU No. 2016-09”). ASU No. 2016-09 makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU No. 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. ASU No. 2016-09 is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company’s management anticipates the adoption of ASU No. 2016-09 will likely impact the Company’s income tax provision, shareholders' equity and statement of cash flows consolidated financial statements. The impact is anticipated to vary depending on the employee stock option exercises each year.

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

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue).  The SkyWest Leasing segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft.  The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft.  The SkyWest Leasing segment additionally includes the activity of two CRJ200 aircraft leased to a third party.

The following represents the Company’s segment data for the years ended December 31, 2016, 2015 and 2014 (in thousands).

	Year Ended December 31, 2016
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,935,378	$1,044,828	$141,000	$3,121,206
Operating expense	1,886,173	1,339,569	68,148	3,293,890
Depreciation and amortization expense	139,159	83,935	61,875	284,969
Special items	184,295	281,354	—	465,649
Interest expense	26,211	6,773	45,193	78,177
Segment profit (loss) (1)	22,994	(301,514)	27,659	(250,861)
Identifiable intangible assets, other than goodwill	—	8,249	—	8,249
Total assets	2,343,814	618,637	2,174,800	5,137,251
Capital expenditures (including non-cash)	57,761	15,396	1,085,844	1,159,001

	Year Ended December 31, 2015
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,848,363	$1,169,923	$77,277	$3,095,563
Operating expense	1,630,200	1,192,070	38,778	2,861,048
Depreciation and amortization expense	141,189	86,382	36,936	264,507
Interest expense	36,141	12,091	27,618	75,850
Segment profit (loss) (1)	182,022	(34,238)	10,881	158,665
Identifiable intangible assets, other than goodwill	—	10,499	—	10,499
Total assets	2,300,388	1,331,000	1,150,596	4,781,984
Capital expenditures (including non-cash)	30,897	24,679	659,513	715,089

	Year Ended December 31, 2014
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,873,675	$1,346,859	$16,913	$3,237,447
Operating expense	1,758,145	1,446,050	8,404	3,212,599
Depreciation and amortization expense	162,699	88,459	8,484	259,642
Special items	57,046	17,731	—	74,777
Interest expense	39,451	18,754	7,790	65,995
Segment profit (loss) (1)	76,079	(117,945)	719	(41,147)
Identifiable intangible assets, other than goodwill	—	12,748	—	12,748
Total assets	2,475,283	1,386,564	526,971	4,388,818
Capital expenditures (including non-cash)	137,678	23,790	535,455	696,923

(1)	Segment profit is operating income less interest expense

(3) Long‑term Debt

Long‑term debt consisted of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.64% to 2.82% through 2017 to 2020, secured by aircraft	$63,408	$108,348
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with interest rates ranging from 2.27% to 3.25% through 2017 to 2021, secured by aircraft	146,266	217,341
Notes payable to banks, due in semi-annual installments plus interest at 6.06% to 6.51% through 2021, secured by aircraft	86,052	108,069
Notes payable to a financing company, due in semi-annual installments plus interest at 5.78% to 6.23% through 2017, secured by aircraft	8,854	17,208
Notes payable to banks, due in monthly installments plus interest of 2.68% to 6.86% through 2025, secured by aircraft	426,389	479,170
Notes payable to banks, due in monthly installments, plus interest at 6.05% through 2020, secured by aircraft	8,998	11,304
Notes payable to banks, due in monthly installments, plus interest at 3.44% through 2019, secured by aircraft	3,280	4,615
Notes payable to banks, due in quarterly installments plus interest at 3.39% to 4.68% through 2028, secured by aircraft	1,806,981	966,156
Notes payable to banks, due in monthly installments, plus interest based on LIBOR at 3.54% through 2017, secured by aircraft	4,666	14,538
Notes payable to banks due in monthly installments, interest at 3.30% through 2019, secured by spare engines	16,010	22,054
Long-term debt	$2,570,904	$1,948,803
Less current maturities	(308,945)	(272,027)
Long-term debt, net of current maturities	$2,261,959	$1,676,776

The Company adopted guidance ASU 2015-03 on January 1, 2016. As a result, the unamortized debt issuance costs that had been included in Other assets line on the consolidated balance sheets as of December 31, 2015 are now presented as direct deductions from the carrying amounts of the related debt liabilities as shown below as of December 31, 2016 and 2015 (see Note 1 Nature of Operations and Summary of Significant Accounting Policies) (in thousands):

	December 31, 2016	December 31, 2015
Current portion long-term debt	$308,945	$272,027
Long-term debt net of current maturities	2,261,959	1,676,776
Total long-term debt (including current portion)	$2,570,904	$1,948,803
Unamortized debt issue cost, net	(25,393)	(20,902)
Total long-term debt, net of debt issue costs	$2,545,511	$1,927,901

During the year ended December 31, 2016, the Company acquired 41 new E175 aircraft. Approximately 85% of the aircraft purchase price was financed through the issuance of debt and 15% of the aircraft purchase price was paid with cash.

As of December 31, 2016 and 2015, the Company had $2.6 billion and $1.9 billion, respectively, of long‑term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2016 and 2015, was approximately 3.8% and 3.7%, respectively.

During the year ended December 31, 2016, the Company used $16.5 million in cash to extinguish $18.4 million in debt early. The payment resulted in a pre-tax gain of $1.3 million, reflected as other income in the consolidated statements of comprehensive income (loss). During the year ended December 31, 2015, the Company used $110.8 million in cash to pay off $145.4 million in debt. The payment resulted in a pre-tax gain of $33.7 million, reflected as other income in the consolidated statements of comprehensive income (loss).

The aggregate amounts of principal maturities of long‑term debt as of December 31, 2016 were as follows (in thousands):

2017	$308,945
2018	286,164
2019	286,266
2020	251,265
2021	236,896
Thereafter	1,201,368
$2,570,904

During the year ended December 31, 2016, the Company increased its line of credit with a bank from $25 million to $75 million. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2016, the Company was in compliance with the line of credit covenants and had no borrowings outstanding under the facility. However, at December 31, 2016, the Company had $6.5 million in letters of credit issued under the facility which reduced the amount available under the facility to $68.5 million. The facility expires on June 1, 2018 and has a variable interest rate of LIBOR plus 2.5% (3.3% at December 31, 2016).

As of December 31, 2016 and 2015, the Company had $87.7 million and $88.9 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

(4) Income Taxes

The provision for income taxes includes the following components (in thousands):

	Year ended December 31,
	2016	2015	2014
Current tax provision (benefit):
Federal	$(3,801)	$3,801	$(176)
State	111	1,035	838
Foreign		—	2,081
	(3,690)	4,836	2,743
Deferred tax provision (benefit):
Federal	(77,430)	66,430	4,697
State	(6,106)	5,239	371
	(83,536)	71,669	5,068
Provision for income taxes	$(87,226)	$76,505	$7,811

The following is a reconciliation between the statutory federal income tax rate of 35% and the effective rate which is derived by dividing the provision for income taxes by income (loss) before for income taxes (in thousands):

	Year ended December 31,
	2016	2015	2014
Computed provision (benefit) for income taxes at the statutory rate	$(87,084)	$68,013	$(5,720)
Increase (decrease) in income taxes resulting from:
State income tax provision (benefit), net of federal income tax benefit	(5,768)	5,416	(107)
Non-deductible expenses	3,552	3,641	3,865
Valuation allowance changes affecting the provision for income taxes	751	(899)	5,981
Foreign income taxes, net of federal & state benefit	—	—	1,973
Other, net	1,323	334	1,819
Provision for income taxes	$(87,226)	$76,505	$7,811

For the year ended December 31, 2016, the Company recorded a $0.8 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The release of the valuation allowance was based on changes in state tax laws and the Company's income tax projections which reduced the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

For the year ended December 31, 2015, the Company released a $0.9 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The release of the valuation allowance was based on the Company's other income related to early retirement of certain long term debt which reduced the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

For the year ended December 31, 2014, the Company recorded a $6.0 million valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The valuation was based on the Company's assessment of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.  The Company also recorded a $2.0 million foreign tax expense associated with Brazilian withholding tax on the sale of the Company's equity interest in TRIP.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2015 and 2014 are as follows (in thousands):

	As of December 31,
	2016	2015
Deferred tax assets:
Intangible asset	$4,983	$30,369
Accrued benefits	48,482	47,514
Net operating loss carryforward	286,389	82,211
AMT credit carryforward	17,589	21,391
Deferred aircraft credits	60,415	55,544
Accrued reserves and other	47,906	24,575
Total deferred tax assets	465,764	261,604
Valuation allowance	(8,877)	(8,126)
Deferred tax liabilities:
Accelerated depreciation	(1,022,291)	(902,322)
Total deferred tax liabilities	(1,022,291)	(902,322)
Net deferred tax liability	$(565,404)	$(648,844)

The Company’s deferred tax liabilities were primarily generated through accelerated depreciation, combined with shorter depreciable tax lives, allowed under the IRS tax code for purchased aircraft and support equipment compared to the Company’s U.S. Generally Accepted Accounting Principles ("GAAP") depreciation policy for such assets using the straight-line method (see Note 1 Nature of Operations and Summary of Significant Accounting Policies).

The Company's valuation allowance is related to certain deferred tax assets with a limited carry forward period.  The Company does not anticipate utilizing these deferred tax assets prior to the lapse of the carry forward period.

At December 31, 2016 and 2015, the Company had federal net operating losses of approximately $763.9 million and $189.0 million and state net operating losses of approximately $469.2 million and $352.2 million, respectively.  The estimated effective tax rate applicable to the state and federal net operating losses as of December 31, 2016 was 35.0% and 2.6%, respectively.  The Company anticipates that the federal and state net operating losses will start to expire in 2027 and 2017, respectively.  The Company has recorded a valuation allowance for state net operating losses the Company anticipates will expire before the benefit will be realized due to the limited carry forward periods.  As of December 31, 2016 and 2015, the Company also had an alternative minimum tax credit of approximately $17.6 million and $21.4 million, respectively, which does not expire.

(5) Commitments and Contingencies

Lease Obligations

The Company leases 415 aircraft, as well as airport facilities, office space, and various other property and equipment under non‑cancelable operating leases which are generally on a long‑term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have non‑cancelable lease terms as of December 31, 2016 (in thousands):

2017	$191,292
2018	155,799
2019	123,308
2020	135,386
2021	112,535
Thereafter	236,503
$954,823

The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company; therefore, they meet the criteria of a variable interest entity. However, since these are single owner trusts in which the Company does not participate, the Company is not considered at risk for losses and is not considered the primary beneficiary. As a result, the Company has not consolidated any of these trusts or any other entities in applying the accounting guidance. The Company’s management believes that the Company’s maximum exposure under these leases is the remaining lease payments.

The Company’s leveraged lease agreements typically obligate the Company to indemnify the equity/owner participant against liabilities that may arise due to changes in benefits from tax ownership of the respective leased aircraft. The terms of these contracts range up to nine years. The Company did not accrue any liability relating to the indemnification to the equity/owner participant because of management’s assessment that the probability of this occurring is remote.

Total rental expense for non-cancelable aircraft operating leases was approximately $262.6 million, $273.7 million and $305.3 million for the years ended December 31, 2016, 2015 and 2014, respectively. The minimum rental expense for airport station rents was approximately $31.4 million, $35.1 million and $29.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2016, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period.  Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $173,000 and $187,000 as of December 31, 2016 and 2015, respectively. For the years ended December 31, 2016, 2015 and 2014, the Company’s contractual relationships with Delta and United combined accounted for approximately 85.4%, 86.9% and 88.7%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2016, the Company had approximately 16,900 full‑time equivalent employees. Approximately 33.4% of these employees were represented by unions, including the following employee groups. Notwithstanding the completion of the ExpressJet Combination, ExpressJet’s employee groups continue to be represented by those unions who provided representation prior to the ExpressJet Combination.

Accordingly, the following table refers to ExpressJet’s employee groups based upon their union affiliations prior to the ExpressJet Combination.

	Approximate
	Number of
	Active Employees		Status of
Employee Group	Represented	Representatives	Agreement
Atlantic Southeast Pilots	1,238	Air Line Pilots Association International	Amendable February 2018
Atlantic Southeast Flight Attendants	833	International Association of Machinists and Aerospace Workers	Currently Amendable
Atlantic Southeast Flight Controllers	68	Transport Workers Union of America	Currently Amendable
Atlantic Southeast Mechanics	366	International Brotherhood of Teamsters	Currently Amendable
Atlantic Southeast Stock Clerks	35	International Brotherhood of Teamsters	Currently Amendable
ExpressJet Delaware Pilots	1496	Air Line Pilots Association International	Amendable February 2018
ExpressJet Delaware Flight Attendants	783	International Association of Machinists and Aerospace Workers	Currently Amendable
ExpressJet Delaware Mechanics	730	International Brotherhood of Teamsters	Currently Amendable
ExpressJet Delaware Dispatchers	47	Transport Workers Union of America	Currently Amendable
ExpressJet Delaware Stock Clerks	47	International Brotherhood of Teamsters	Currently Amendable

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

As of December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$409,885	$—	$409,885	$—
Commercial paper	13	—	13	—
Asset backed securities	$409,898	$—	$409,898	$—
Cash, Cash Equivalents and Restricted Cash	155,009	155,009	—	—
Total Assets Measured at Fair Value	$564,907	$155,009	$409,898	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$286,637	$—	$286,637	$—
Commercial paper	31	—	31	—
Asset backed securities	$286,668	$—	$286,668	$—
Cash, Cash Equivalents and Restricted Cash	211,251	211,251	—	—
Auction Rate Securities(a)	2,321	—	—	2,321
Total Assets Measured at Fair Value	$500,240	$211,251	$286,668	$2,321

(a)	Auction rate securities included in long-term “Other assets” in the Consolidated Balance Sheet

Based on market conditions, the Company used a discounted cash flow valuation methodology for auction rate securities. Accordingly, for purposes of the foregoing consolidated financial statements, these securities were categorized as Level 3 securities. The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non‑active market for valuation of these securities.

No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2016. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

The following table presents the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2016 (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Auction Rate
Securities
Balance at January 1, 2016	$2,321
Total realized and unrealized gains or (losses)
Included in earnings	161
Included in other comprehensive income	18
Transferred out	—
Settlements	(2,500)
Balance at December 31, 2016	$—

(7) Investment in Other Companies

In 2014, the Company completed the sale of its 20% interest in TRIP to Trip investments Ltda (“Trip Investimentos”) for $42 million. The Company recorded a gain from the sale of its TRIP shares of $24.9 million during the year ended December 31, 2014, which is reflected in Other Income in the Consolidated Statements of Comprehensive Income (Loss).

(8) Special Items

In December 2016, the Company decided to remove CRJ200 aircraft from ExpressJet’s operation.  In connection therewith, the Company plans to remove approximately 46 CRJ200 aircraft from its fleet during 2017.  Additionally, in December 2016, the Company entered into a termination agreement covering RVG agreements on 76 CRJ200 aircraft owned by SkyWest Airlines and ExpressJet whereby it agreed to terminate Bombardier’s future RVG commitment in exchange for a cash payment and other consideration valued at $125 million. The agreement also eliminated the Company's future requirement to return the aircraft to a mid-time maintenance condition and certain remarketing activities.  This termination agreement allowed for the acceleration of the retirement of the CRJ 200 fleet. As a result of the scheduled reduction in the CRJ200 fleet in 2017, the termination of the RVG agreements with Bombardier and the current market values of its CRJ200 aircraft excluding Bombardier’s RVGs, the Company concluded that indicators of impairment existed and therefore, evaluated its CRJ200 fleet and related assets for impairment. Pursuant to ASC 360-10, “Impairment and Disposal of Long-Lived Assets,” the Company determined that with respect to the CRJ200 aircraft, separate asset groups existed based on the various major partner contracts.  A recoverability test was performed utilizing estimated undiscounted future cash flows for each asset group pursuant to applicable contracts with the major partners and forecasted cash flow including the estimated value the Company would realize upon disposal of aircraft. This was compared to the carrying value of the related assets resulting in a cash flow deficiency indicating that an impairment existed. The impairment analysis required the Company to perform an assessment of the fair value of its long-lived assets related to the CRJ200 aircraft within the asset groups utilized in the recoverability test. The Company engaged a third party to assist in determining the fair value of certain of the long-lived assets, including the aircraft, spare engines and fixed asset spare parts inventory. These values were estimated based on listed market values or recent third-party market transactions for similar assets, and considering the related maintenance status of the fleet. Additionally, the Company estimated the fair value of certain long-lived prepaid lease assets using the net present value of estimated current CRJ200 lease rates. All fair values are considered to be Level 3 within the fair value hierarchy. The amounts the Company may ultimately realize from the disposal of its CRJ200 long-lived assets may vary from the December 31, 2016 fair value assessments.

Additionally, the Company’s fixed-fee contract with United covering certain of the ERJ145 aircraft is scheduled to expire at the end of 2017, subject to United’s two one-year extension rights intended to facilitate an orderly return of ERJ145 aircraft to United. The ERJ145 aircraft are leased from United and the Company is obligated to return the aircraft to United as each aircraft is scheduled to terminate under the contract.  There are no significant unreimbursed return related costs associated with these lease returns.  Under the terms of the fixed-fee contract, the Company anticipates removing approximately 45 ERJ145s from its fleet in 2017 and returning the aircraft to United.  Due to the uncertainty regarding the probability of extending the ERJ145 fixed-fee arrangement with United beyond the existing terms, the Company evaluated the ERJ145 asset group for impairment including spare engines and related spare parts inventory.  The Company engaged a third party to assist in determining the fair value of the spare parts engines and inventory. The spare engines and inventory were valued based on recent market transactions for similar assets.  All fair values are considered to be Level 3 within the fair value hierarchy. The amounts the Company may ultimately realize from the disposal of its ERJ145 long-lived assets may vary from the December 31, 2016 fair value assessments.

The following table summarizes the components of the Company's special items, for the year ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014
Special items:
CRJ200 aircraft related items [1]	$424,466	$—	$—
EMB120 aircraft related items [2]	—	—	57,046
ERJ145 aircraft related items [3]	41,183	—	12,931
Paint facility and related items [4]	—	—	4,800
Total special items	$465,649	$—	$74,777

(1)

Consists primarily of inventory valuation charges and impairment charges to write-down CRJ200 aircraft including related long-lived assets to their estimated fair value. The estimated fair value of the long-lived assets, including the aircraft and fixed asset spare parts inventory, was based on third party appraisals on the assets. These values were estimated based on listed market values or recent third-party market transactions for similar assets. Additionally, the Company estimated the fair value of certain long-lived prepaid lease assets using the net present value of estimated current CRJ200 lease rates. All fair values are considered to be Level 3 within the fair value hierarchy. Of the special items $184.3 million related to SkyWest Airlines and $240.2 million related to ExpressJet. These charges are net of $90 million in cash proceeds and other considerations from the Bombardier termination agreement. These special items are reflected in the SkyWest Airlines and ExpressJet operating expenses under Note 2 Segment Reporting.

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

(3)

The ERJ145 aircraft related items recorded in the 2016 special charge consist primarily of inventory valuation charges and impairment charges to write-down certain ERJ145 long-lived assets, which primarily consisted of spare engines and ERJ145 spare aircraft parts, to their estimated fair value of $41.2 million.  The estimated fair value of the long-lived assets was based on third party appraisals and valuations for similar assets which is considered an unobservable input (Level 3) under the fair value hierarchy. These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

The ERJ145 aircraft related items recorded in the 2014 special charge consist primarily of impairment charges to write-down certain ERJ145 long-lived assets, which primarily consisted of spare engines and ERJ145 spare aircraft parts, to their estimated fair value of $11.4 million and accrued obligations on leased aircraft and related costs of $1.5 million.  The estimated fair value of the long-lived assets was based on third party valuations for similar assets which is considered an unobservable input (Level 3) under the fair value hierarchy. These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

(4)

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

Stock Compensation

On May 4, 2010, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2010 Long‑Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which is authorized to designate option grants as either incentive stock options for income tax purposes (“ISO”) or non-statutory stock options ISOs are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non‑statutory stock options are granted at a price as determined by the Compensation Committee.

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black‑Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. The Company granted 206,021, 267,433 and 255,503 stock options to employees under the 2010 Incentive Plan during the years ended December 31, 2016, 2015 and 2014, respectively. Stock options granted in 2015 and 2016 vest in three equal installments over a three-year period. Stock options granted in 2014 have three-year cliff vesting periods.  The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014
Expected annual dividend rate	1.08%	1.18%	1.32%
Risk-free interest rate	1.15%	1.62%	1.50%
Average expected life (years)	5.7	5.7	5.8
Expected volatility of common stock	0.412	0.401	0.431
Forfeiture rate	0.0%	0.0%	0.0%
Weighted average fair value of option grants	$5.27	$4.75	$4.47

The Company recorded share‑based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

During the year ended December 31, 2016, the Company granted 380,358 restricted stock units to certain of the Company’s employees under the 2010 Incentive Plan. The restricted stock units granted during the year ended December 31, 2016 have a three‑year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2016 was $14.81 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees as of December 31, 2016, 2015 and 2014:

During the year ended December 31, 2016, the Company granted 380,358 shares of restricted stock units to certain Company’s employees under the 2010 Incentive Plan. The restricted stock units granted during the year ended December 31, 2016 have a three‑year vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units the date of grants made during the year ended December 31, 2016 was $14.81 per share. The following table summarizes the activity of restricted stock units granted to certain Company employees as of December 31, 2016, 2015 and 2014:

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Non-vested shares outstanding at December 31, 2013	733,591	$13.79
Granted	312,749	12.00
Vested	(284,891)	14.74
Cancelled	(38,273)	12.83
Non-vested shares outstanding at December 31, 2014	723,176	12.70
Granted	408,163	13.57
Vested	(215,856)	13.06
Cancelled	(106,184)	13.52
Non-vested shares outstanding at December 31, 2015	809,299	13.13
Granted	384,148	14.81
Vested	(215,146)	13.29
Cancelled	(51,370)	13.72
Non-vested shares outstanding at December 31, 2016	926,931	$13.65

During the year ended December 31, 2016, the Compensation Committee granted performance share units, which are performance based restricted stock units, to certain Company employees with three-year performance based financial metrics that the Company must meet before those awards may be earned and the performance period for those grants ends December 31, 2018. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each performance period. At the end of each performance period, the number of shares awarded can range from 0% to 150% of the original granted amount, depending on the performance against the pre-established targets.

The following table summarizes the activity of performance share units granted at target as of December 31, 2016.

		Weighted-Average
		Grant-Date Fair
	Number of Shares	Value
Non-vested shares outstanding at December 31, 2014	—	$—
Granted	222,583	13.61
Vested	—	—
Cancelled	(19,754)	13.51
Non-vested shares outstanding at December 31, 2015	202,829	$13.62
Granted	183,577	14.89
Vested	—	—
Cancelled	(22,413)	14.16
Non-vested shares outstanding at December 31, 2016	363,993	$14.23

During the years ended December 31, 2016, 2015 and 2014 the Company granted fully‑vested shares of common stock to the Company’s directors in the amounts of 42,624, 36,950 and 44,631 shares, respectively, with a weighted average grant‑date fair value of $14.78, $14.05, and $12.10, respectively.

During the year ended December 31, 2016, 2015 and 2014, the Company recorded equity‑based compensation expense of $7.6 million, $5.4 million and $5.3 million, respectively.

As of December 31, 2016, the Company had $9.7 million of total unrecognized compensation cost related to non‑vested stock options, non‑vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date it is granted and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2016, 2015 and 2014:

	2016					2015		2014
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	1,064,429	$13.64	3.7	years	$5,726.7	2,888,074	$16.46	3,407,575	$17.99
Granted	206,021	14.90				267,433	13.63	255,503	11.96
Exercised	(351,296)	14.17				(544,917)	14.68	(6,701)	12.10
Cancelled	(99,173)	14.90				(1,546,161)	18.53	(768,303)	6.81
Outstanding at end of year	819,981	13.58	4.4	years	$18,756.9	1,064,429	13.64	2,888,074	16.46
Exercisable at December 31, 2016	263,851	13.76	2.8	years	$5,985.5
Exercisable at December 31, 2015	484,747	14.46	1.7	years	$2,212.5

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2016, 2015 and 2014 was $4,250,000, $1,800,000 and $30,000, respectively.

The following table summarizes the status of the Company’s non‑vested stock options as of December 31, 2016:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at beginning of year	579,682	$4.75
Granted	206,021	5.31
Vested	(209,419)	5.00
Cancelled	(20,154)	4.96
Non-vested shares at end of year	556,130	$4.86

The following table summarizes information about the Company’s stock options outstanding at December 31, 2016:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$8	to	$11	19,458	4.4	years	$11.10	—	$—
$12	to	$14	732,048	4.6	years	13.43	205,087	13.26
$15	to	$19	68,475	1.9	years	15.88	58,764	15.54
$8	to	$19	819,981	4.4	years	$13.58	263,851	$13.76

Taxes

The Company’s treatment of stock option grants of non‑qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to 2%, 4% or 6% of the individual participant’s compensation, based upon length of service for non-pilot employees and up to 3%, 5% or 7% of the individual participant’s compensation, based upon length of service for pilot employees.  Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $23.2 million, $20.4 million and $19.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

ExpressJet additionally sponsors the ExpressJet Airlines, Inc. 401(k) Savings Plan (the “ExpressJet Retirement Plan”). Substantially all of ExpressJet’s domestic employees were covered by this plan at the time the Company acquired ExpressJet in 2010. Effective January 1, 2009, the ExpressJet Retirement Plan was amended such that certain matching payment amounts have been reduced or eliminated depending on the terms of the collective bargaining unit or work group, as applicable.

ExpressJet’s contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $21.0 million, $24.0 million and $27.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Number of shares purchased	151,531	254,098	295,035
Average price of shares purchased	$20.87	$13.50	$12.72

The 2009 Stock Purchase Plan is a non‑compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2016, 2015 and 2014.

(11) Stock Repurchase

The Company’s Board of Directors has previously authorized the repurchase of the Company’s common stock in the public market. The Company did not repurchase any shares of its common stock during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, the Company repurchased 1.3 million and 0.7 million shares of common stock for approximately $18.7 million and $8.4 million, respectively at a weighted average price per share of $14.98 and $12.54, respectively. Subsequent to December 31, 2016, the Company’s Board of Directors authorized $100 million for additional repurchases of the Company’s common stock over a three year period.

(12) Related‑Party Transactions

The Company’s Chairman of the Board and former Chief Executive Officer, serves on the Board of Directors of Zions Bancorporation (“Zions”). The Company maintains a line of credit (see Note 3) and certain bank and investment accounts with Zions. Zions is an equity participant in leveraged leases on one CRJ200 and two CRJ700 aircraft leased by the Company’s subsidiaries.  Zions also refinanced five CRJ200 and two CRJ700 aircraft in 2012 for terms of five years, becoming the debtor on these aircraft. Zions also serves as the Company’s transfer agent. The Company’s cash balance in the accounts held at Zions as of December 31, 2016 and 2015 was $116.0 million and $65.0 million, respectively.  The Company’s investment balance in the accounts held at Zions as of December 31, 2016 and 2015 was $121.6 million and $0, respectively.

During the year ended December 31, 2016, the Company purchased $244,540 of spare aircraft parts from an entity affiliated with a director of the Company.

(13) Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2016 and 2015 is as follows (in thousands, except per share data):

	Year ended December 31, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$762,075	$801,338	$799,776	$758,017	$3,121,206
Operating income	61,809	84,137	85,834	(404,464)	(172,684)
Net income (loss)(1)	27,092	40,244	41,322	(270,244)	(161,586)
Net income (loss) per common share:
Basic	0.53	0.78	0.80	(5.22)	(3.14)
Diluted	0.52	0.77	0.79	(5.22)	(3.14)
Weighted average common shares:
Basic:	51,218	51,418	51,627	51,757	51,505
Diluted:	52,014	52,194	52,471	51,757	51,505

	Year ended December 31, 2015
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$760,398	$788,417	$794,004	$752,744	$3,095,563
Operating income	34,075	69,932	78,296	52,212	234,515
Net income	9,620	31,475	36,268	40,454	117,817
Net income per common share:
Basic	0.19	0.61	0.72	0.80	2.31
Diluted	0.18	0.61	0.71	0.78	2.27
Weighted average common shares:
Basic:	51,457	51,357	50,616	50,880	51,077
Diluted:	52,392	51,971	51,282	51,657	51,825

(1)	Operating loss for the fourth quarter of 2016 included a special charge of $465.6 million related to an impairment on the Company’s 50-seat aircraft.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2016, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the most recently completed fiscal quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). SkyWest, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, SkyWest, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of SkyWest, Inc. and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 27, 2017

ITEM 9B.  OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders scheduled for May 9, 2017. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2016, pursuant to Regulation 14A of the Exchange Act.

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

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	“Security Ownership of Certain Beneficial Owners” “Securities Authorized for Issuance Under Equity Compensation Plans”
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	“Certain Relationships and Related Transactions”
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	“Audit and Finance Committee Disclosure” and “Fees Paid to Independent Registered Public Accounting Firm”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed:

1.Financial Statements:  Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2016 and 2015, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, 2014 and 2013 and Notes to Consolidated Financial Statements.

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

(b)Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(11)
4.1	Specimen of Common Stock Certificate	(2)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.3	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.4	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(5)
10.5	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(6)
10.6	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
10.7	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(7)
10.8	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(7)
10.9	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(7)
10.10	SkyWest, Inc. 2010 Long-Term Incentive Plan	(8)
10.11	Form of Restricted Stock Unit Award Agreement	Filed herewith
10.12	Form of Performance Share Award Agreement	Filed herewith
10.13	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(9)
10.14	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.15	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.16	Purchase Agreement COM0028‑13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(12)
10.17	Purchase Agreement COM0344‑13, between Embraer S.A. and SkyWest Inc. dated June 17, 2013	(12)
10.18	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, Henry J. Eyring, Steven F. Udvar‑Hazy, James L. Welch, Eric J. Woodward and Russell A. Childs, as of August 6, 2013	(12)
10.19	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013	(12)
10.20	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines*	(13)
10.21	Indemnification Agreement by and between SkyWest, Inc. and Robert J. Simmons, as of March 16, 2015	(15)

Number	Exhibit	Incorporated by Reference
10.22	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Meredith S. Madden and Andrew C. Roberts, as of May 5, 2015	(17)
21.1	Subsidiaries of the Registrant	(12)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Certain portions of this exhibit have been omitted pursuant to Rule 24b‑2 and are subject to a confidential treatment request.

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2016, December 31, 2015 and December 31, 2014, (ii) the Consolidated Balance Sheet at December 31, 2016 and December 31, 2015, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014

(1)Incorporated by reference to the exhibits to a Registration Statement on Form S ‑3 (File No. 333‑129831) filed on November 18, 2005

(2)Incorporated by reference to a Registration Statement on Form S‑ 3 (File No. 333‑42508) filed on July 28, 2000

(3)Incorporated by reference to Registrant’s Current Report on Form 8‑K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8‑K/A filed on February 21, 2006

(4)Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on November 14, 2003

(5)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed for the quarter ended December 31, 1986

(6)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on February 13, 2001

(7)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 23, 2009

(8)        Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010

(9)Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on November 18, 2010

(10)Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8‑K/A filed on June 25, 2013

(11)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 24, 2012

(12)Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013

(13)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K  filed on February 14, 2014

(14)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 18, 2015

(15)Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 26, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

SkyWest, Inc.

We have audited the consolidated financial statements of SkyWest, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 27, 2017 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedule listed in Item 15(a) of this Form 10-K. This schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 27, 2017

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2016, 2015 and 2014

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year ended December 31, 2016:
Allowance for inventory obsolescence(1)	$13,933	$26,564	$—	$40,497
Allowance for doubtful accounts receivable	187	—	(14)	173
	$14,120	$26,564	$(14)	$40,670
Year ended December 31, 2015:
Allowance for inventory obsolescence	$11,588	$2,345	$—	$13,933
Allowance for doubtful accounts receivable	326	—	(139)	187
	$11,914	$2,345	$(139)	$14,120
Year ended December 31, 2014:
Allowance for inventory obsolescence	$10,138	$1,450	$—	$11,588
Allowance for doubtful accounts receivable	94	232	—	326
	$10,232	$1,682	$—	$11,914

(1)

The increase in the inventory obsolescence related to additional excess inventory identified as part of the impairment analysis of the 50-seat aircraft. See note 8, Special items, for additional detail on the impairment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K for the year ended December 31, 2016, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2017.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10‑K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 27, 2017
/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 27, 2017
/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017

/s/ Steven F. Udvar‑Hazy Steven F. Udvar‑Hazy	Lead Director	February 27, 2017

/s/ W. Steve Albrecht Steve Albrecht	Director	February 27, 2017

/s/ Henry J. Eyring Henry J. Eyring	Director	February 27, 2017

/s/ Meredith S. Madden Meredith S. Madden	Director	February 27, 2017

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 27, 2017

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 27, 2017

/s/ Keith E. Smith Keith E. Smith	Director	February 27, 2017

/s/ James L. Welch James L. Welch	Director	February 27, 2017