Form 10-Q
period 2017-03-31
SKYWEST INC
filed 2017-05-08
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2017
Common stock, no par value	51,738,274

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$95,441	$146,766
Marketable securities	482,764	409,898
Restricted cash	8,250	8,243
Receivables, net	38,558	46,916
Inventories, net	119,608	118,509
Prepaid aircraft rents	147,289	162,360
Other current assets	24,676	25,100
Total current assets	916,586	917,792

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,002,597	4,839,501
Deposits on aircraft	27,572	38,800
Buildings and ground equipment	272,800	261,704
	5,302,969	5,140,005
Less-accumulated depreciation and amortization	(1,374,666)	(1,318,308)
Total property and equipment, net	3,928,303	3,821,697

OTHER ASSETS
Intangible assets, net	7,686	8,249
Long-term prepaid assets	232,090	218,505
Other assets	43,691	41,723
Total other assets	283,467	268,477
Total assets	$5,128,356	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2017	2016
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$293,644	$305,460
Accounts payable	263,532	241,215
Accrued salaries, wages and benefits	133,086	139,885
Taxes other than income taxes	15,283	15,618
Other current liabilities	44,963	45,087
Total current liabilities	750,508	747,265

OTHER LONG TERM LIABILITIES	50,387	50,844

LONG TERM DEBT, net of current maturities	2,321,271	2,240,051

DEFERRED INCOME TAXES PAYABLE	581,203	565,404

DEFERRED AIRCRAFT CREDITS	51,172	53,459

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 80,142,697 and 79,781,305 shares issued, respectively	662,343	657,353
Retained earnings	1,135,265	1,103,751
Treasury stock, at cost, 28,404,423 and 28,015,386 shares, respectively	(423,761)	(410,090)
Accumulated other comprehensive loss	(32)	(71)
Total stockholders’ equity	1,373,815	1,350,943
Total liabilities and stockholders’ equity	$5,128,356	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
OPERATING REVENUES:
Passenger	$745,411	$744,390
Ground handling and other	20,004	17,685
Total operating revenues	765,415	762,075
OPERATING EXPENSES:
Salaries, wages and benefits	300,039	305,557
Aircraft maintenance, materials and repairs	132,325	138,859
Depreciation and amortization	70,114	67,801
Aircraft rentals	57,709	67,124
Aircraft fuel	34,310	25,332
Ground handling services	19,535	20,984
Other operating expenses	75,088	74,609
Total operating expenses	689,120	700,266
OPERATING INCOME	76,295	61,809
OTHER INCOME (EXPENSE):
Interest income	660	430
Interest expense	(24,549)	(17,725)
Total other expense, net	(23,889)	(17,295)
INCOME BEFORE INCOME TAXES	52,406	44,514
PROVISION FOR INCOME TAXES	17,620	17,422
NET INCOME	$34,786	$27,092

BASIC EARNINGS PER SHARE	$0.67	$0.53
DILUTED EARNINGS PER SHARE	$0.65	$0.52
Weighted average common shares:
Basic	51,820	51,218
Diluted	53,202	52,014

COMPREHENSIVE INCOME:
Net income	$34,786	$27,092
Net unrealized appreciation on marketable securities, net of taxes	39	15
TOTAL COMPREHENSIVE INCOME	$34,825	$27,107

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$143,933	$34,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(455,990)	(508,562)
Sales of marketable securities	383,163	608,058
Proceeds from the sale of aircraft, property and equipment	36,512	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(220,916)	(94,941)
Buildings and ground equipment	(479)	(3,460)
Aircraft deposits applied towards acquired aircraft	11,228	—
Increase in other assets	(2,425)	(2,164)

NET CASH USED IN INVESTING ACTIVITIES	(248,907)	(1,069)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	157,983	68,232
Principal payments on long-term debt	(88,104)	(57,196)
Net proceeds from issuance of common stock	1,481	2,006
Purchase of treasury stock	(13,671)	—
Increase in debt issuance cost	(1,452)	(747)
Payment of cash dividends	(2,588)	(2,040)

NET CASH PROVIDED BY FINANCING ACTIVITIES	53,649	10,255

Decrease in cash and cash equivalents	(51,325)	43,730
Cash and cash equivalents at beginning of period	146,766	203,035

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$95,441	$246,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$1,704	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$24,039	$16,547
Income taxes	$478	$684

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

Standards Effective in Future Years

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers” (“ASU No. 2014‑09”).  Under ASU No. 2014‑09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service. In July 2015, the FASB deferred the effective date of ASU No. 2014‑09 for annual reporting periods beginning after December 15, 2017.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations. The Company continues to assess the potential impacts of ASU No. 2014‑09 on its fixed-fee contracts, prorate flying agreements, ground handling agreements and other revenue transactions.  The Company anticipates completing its review of the impact by the second quarter of 2017. Interpretations are on-going and could have a significant impact on the Company’s implementation. The Company believes the principal versus agent considerations may change how the Company presents revenue for certain directly-reimbursed expenses under its fixed-fee contracts, such as fuel expenses. The Company currently does not anticipate the adoption of ASU No. 2014‑09 will have a material impact on its net income. ASU No. 2014‑09 is required to be applied either full retrospective to each prior reporting period presented or modified retrospective with the cumulative effect of initially applying it at the date of initial application.  The Company anticipates using the full retrospective method of adoption.

In February 2016, the FASB issued Accounting Standards Update 2016‑02, “Leases (Topic 842)” (“ASU No. 2016-02”). ASU No. 2016‑02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016‑02 will be effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016‑02 is permitted. ASU No. 2016‑02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s management is currently evaluating the impact the adoption of ASU 2016‑02 is anticipated to have on the Company’s consolidated financial statements.

In 2016, the FASB issued Accounting Standards Update 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” and Accounting Standard Update 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity’s statement of cash flows, respectively.  These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  The Company does not anticipate these standards to have a material impact on our Consolidated Statement of Cash Flows.

Recently Adopted Standards

Pursuant to the guidelines of the recently issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015‑17”), all deferred tax assets and liabilities are to be classified as non-current. As permitted under the ASU 2015‑17, the Company adopted this guidance for the quarter ended March 31, 2017. The guidance indicates that ASU 2015‑17 may be applied either prospectively or retrospectively. The Company elected to adopt ASU 2015‑17 retrospectively. Upon adoption, approximately $129.3 million of what were formerly recorded as current deferred tax assets as of December 31, 2016 were reclassified to non-current and netted against non-current deferred income taxes payable as of December 31, 2016 in the accompanying financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016‑09, “Compensation—Stock Compensation (Topic 718)” (“ASU No. 2016‑09”). ASU No. 2016‑09 makes several amendments to Topic 718, which simplified the accounting for share-based payment transactions, including the income tax consequences, the calculation of diluted earnings per share, the treatment of forfeitures and the classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements and forfeitures should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments requiring the recognition of excess tax benefits and tax deficiencies in the income statement should be applied prospectively.  Prior to the adoption of ASU No. 2016‑09, GAAP required tax effects of deductions for share-based payments in excess of compensation cost and tax deficiencies to be recorded in equity.  Under ASU No. 2016‑09, the tax effects of awards are treated as discrete income tax expense items in the reporting period in which they occur.

The Company adopted ASU No. 2016‑09 as of January 1, 2017.  As a result of employee stock awards that vested and stock options that were exercised during the three months ended March 31, 2017, the Company recorded a discrete income tax benefit of $3.0 million for the same period.  The discrete income tax benefit and the modification to the diluted earnings per share calculation, which increased the diluted shares outstanding under ASU No. 2016‑09, increased the Company’s earnings per diluted share by $0.05 for the three months ended March 31, 2017. The adoption of ASU No. 2016‑09 did not have a material impact on the statement of cash flows presentation, which the Company adopted prospectively.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight‑line method. The Company changed the estimated useful lives and residual values for certain long-lived assets as of January 1, 2017 as follows:

Assets	Current Depreciable Life	Prior Policy Depreciable Life	Current Residual Value	Prior Policy Residual Value
New Aircraft	20 - 22 years	18 years	17.5 - 20%	30%
Used Aircraft, rotable spares, and spare engines	up to 18 years	up to 18 years	0 - 20%	0 - 30%
Ground equipment	up to 10 years	No Change	0%	No Change
Office equipment	up to 7 years	No Change	0%	No Change
Leasehold improvements	Shorter of 15 years or lease term	No Change	0%	No Change
Buildings	20 - 39.5 years	No Change	0%	No Change

The Company estimates that the impact of this change will increase depreciation expense by an additional $1.8 million on an annualized basis for 2017.

Note 2 — Passenger and Ground Handling Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expenses and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the three months ended March 31, 2017, approximately 95.9% of the Company’s available seat miles (“ASMs”) were flown under fixed-fee arrangements. ASMs are a common industry metric generally used to measure an airline’s passenger carrying capacity. Ground handling revenue primarily consists of customer service functions, such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. For the three months ended March 31, 2017, approximately 4.1% of the Company’s ASMs were flown under prorate arrangements.

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

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	51 27 36 13	•Individual aircraft have scheduled removal dates from 2017 to 2026
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	32 35 28	•Individual aircraft have scheduled removal dates from 2017 to 2022
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	24	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	42 29 60	•Individual aircraft have scheduled removal dates from 2017 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	5 126	•Individual aircraft have scheduled removal dates from 2017 to 2018, subject to an additional one-year extension
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	22	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 700 •E175	1 20	•E175 aircraft have scheduled removal dates from 2027 to 2029. CRJ700 aircraft are scheduled to expire in 2017

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	22 28	•CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	6	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 200 •ERJ 145 •CRJ 700	6 6 10	•CRJ200 and ERJ145 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
ExpressJet American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	3	•Terminable with 120-day notice

When an aircraft is scheduled to be removed from a fixed-fee arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft, including placing the aircraft in a prorate arrangement.

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with United and Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service for those major airline partners.  As of March 31, 2017, the Company anticipated placing an additional five E175 aircraft with United and six E175 aircraft with Delta. The delivery dates for the new aircraft are expected to take place through the end of 2017.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the three months ended March 31, 2017, the Company granted 22,617 fully-vested shares of common stock to the Company’s directors. Additionally, during the three months ended March 31, 2017, the Company granted 160,137 restricted stock units and 119,315 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain performance metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted stock units and performance shares. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $35.81 per share. During the three months ended March 31, 2017, the Company did not grant any options to purchase shares of common stock.

With the adoption of ASU No. 2016‑09, the Company will account for forfeitures of restricted stock unit and performance share grants in 2017 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the three months ended March 31, 2017 and 2016, the Company recorded pre-tax share-based compensation expense of $3.5 million and $2.3 million, respectively.

The Company repurchased 281,000 shares of its common stock for $10.0 million during the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, the Company also repurchased 108,000 shares of its common stock through a net settlement of the income tax obligation on employee equity awards of

$3.8 million.  The Company did not repurchase any shares of its common stock during the three months ended March 31, 2016.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2017 and 2016, options to acquire zero shares and 6,000 shares, respectively, were excluded from the computation of Diluted EPS as their impact was anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended
	March 31,
	2017	2016
Numerator:
Net Income	$34,786	$27,092

Denominator:
Weighted average number of common shares outstanding	51,820	51,218
Effect of outstanding share-based awards	1,382	796
Weighted average number of shares for diluted net income per common share	53,202	52,014

Basic earnings per-share	$0.67	$0.53
Diluted earnings per-share	$0.65	$0.52

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue). The SkyWest Leasing segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft. The SkyWest Leasing segment additionally includes the activity of four CRJ200 aircraft leased to a third party.

The following represents the Company’s segment data for the three-month periods ended March 31, 2017 and 2016 (in thousands).

	Three months ended March 31, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$482,954	$228,658	$53,803	$765,415
Operating expense	435,368	229,493	24,259	689,120
Depreciation and amortization expense	31,817	14,525	23,772	70,114
Interest expense	5,799	1,114	17,636	24,549
Segment profit (loss) (1)	41,787	(1,949)	11,908	51,746
Identifiable intangible assets, other than goodwill	—	7,686	—	7,686
Total assets	2,224,407	565,839	2,338,110	5,128,356
Capital expenditures (including non-cash)	33,431	5,654	184,014	223,099

	Three months ended March 31, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$466,296	$267,807	$27,972	$762,075
Operating expense	414,084	273,619	12,563	700,266
Depreciation and amortization expense	34,331	21,267	12,203	67,801
Interest expense	6,659	2,123	8,943	17,725
Segment profit (loss) (1)	45,553	(7,935)	6,466	44,084
Identifiable intangible assets, other than goodwill	—	9,936	—	9,936
Total assets	2,213,958	1,277,361	1,218,935	4,710,254
Capital expenditures (including non-cash)	13,073	5,048	80,280	98,401

(1)	Segment profit (loss) is equal to operating income less interest expense

Note 6 — Commitments and Contingencies

As of March 31, 2017, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2017 (in thousands):

March through December 2017	$124,707
2018	156,039
2019	123,359
2020	135,386
2021	112,536
Thereafter	236,503
$888,530

As of March 31, 2017, the Company had a firm purchase commitment for eleven E175 aircraft with scheduled delivery dates throughout 2017.

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

As of March  31, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$420,812	$—	$420,812	$—
Commercial paper	61,952	—	61,952	—
Asset backed securities	$482,764	$—	$482,764	$—
Cash, Cash Equivalents and Restricted Cash	103,691	103,691	—	—
Total Assets Measured at Fair Value	$586,455	$103,691	$482,764	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$409,885	$—	$409,885	$—
Commercial paper	13	—	13	—
Asset backed securities	$409,898	$—	$409,898	$—
Cash, Cash Equivalents and Restricted Cash	155,009	155,009	—	—
Total Assets Measured at Fair Value	$564,907	$155,009	$409,898	$—

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2017.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2017 and December 31, 2016, the Company classified $482.8 million and $409.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of March 31, 2017 and December 31, 2016, the cost of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $578.3 million and $556.8 million, respectively.  As of March 31, 2017 and December 31, 2016, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $578.2 million and $556.7 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.64 billion as of March 31, 2017 and $2.57 billion as of December 31, 2016, as compared to the carrying amount of $2.64 billion as of March 31, 2017 and $2.57 billion as of December 31, 2016.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of March  31, 2017 and December 31, 2016 (in thousands).

	March 31, 2017	December 31, 2016
Current portion long-term debt	$297,119	$308,945
Long-term debt net of current maturities	2,343,678	2,261,959
Total long-term debt (including current portion)	$2,640,797	$2,570,904
Unamortized debt issue cost, net	(25,882)	(25,393)
Total long-term debt, net of debt issue costs	$2,614,915	$2,545,511

During the three months ended March 31, 2017, the Company took delivery of seven E175 aircraft, which the Company financed through $158.0 million of long-term debt.  The debt associated with the E175 aircraft delivered during the three months ended March 31, 2017 has a twelve-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.5% to 4.7% and is secured by the E175 aircraft.

As of March 31, 2017 and December 31, 2016, the Company had $87.7 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s estimated effective tax rate for the three months ended March 31, 2017 was 33.6%. The Company’s effective tax rate for the three months ended March 31, 2017 varied from the federal statutory rate of 35% primarily due to a $3.0 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2017 pursuant to ASU 2016‑09, the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2017, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March  31, 2017 and 2016. Also discussed is our financial condition as of March  31, 2017 and December 31, 2016. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2017, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships and our expected financial performance.  These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”), our objectives, expectations, estimates, intentions and other statements that are not historical facts.  All forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will likely vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on the operations of SkyWest, SkyWest Airlines or ExpressJet; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest’s operating airlines conduct flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; the ability to attract and retain qualified pilots; the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of March  31, 2017, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 2,900 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March  31, 2017, SkyWest Airlines and ExpressJet had a total fleet of 668 aircraft, of which 632 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	EMB120	Total
United	64	29	—	5	126	60	—	284
Delta	107	62	64	—	—	13	—	246
American	37	38	—	—	6	—	—	81
Alaska	—	1	—	—	—	20	—	21
Aircraft in scheduled service	208	130	64	5	132	93	—	632
Subleased to an un-affiliated entity	4	—	—	—	—	—	—	4
Other*	—	8	—	—	13	—	11	32
Total	212	138	64	5	145	93	11	668

*As of March  31, 2017, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement, are owned Embraer Brasilia EMB120 turboprop aircraft (“EMB120s”) in the process of being sold or are aircraft transitioning between flying code-share agreements with our major airline partners.

For the three months ended March  31, 2017, approximately 47.8% of our aggregate capacity was operated for United, approximately 38.1% was operated for Delta, approximately 8.4% was operated for American and approximately 5.7% was operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the three months ended March 31, 2017, contract flying revenue and prorate revenue represented approximately 89.7% and 10.3%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

First Quarter Summary

We had total operating revenues of $765.4 million for the three months ended March  31, 2017, a 0.4% increase, compared to total operating revenues of $762.1 million for the three months ended March  31, 2016. We had net income of $34.8 million, or $0.65 per diluted share, for the three months ended March  31, 2017, compared to net income of $27.1 million or $0.52 per diluted share, for the three months ended March  31, 2016.

Significant items affecting our financial performance during the three months ended March  31, 2017 are outlined below:

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

Despite a 3.7% reduction in our aircraft in scheduled service since March 31, 2016 and the related 7.0% reduction in our block hour production, our total revenues increased $3.3 million for the three months ended March  31, 2017 compared to the three months ended March  31, 2016.  This was primarily driven by 45 E175 aircraft added to flying arrangements since March 31, 2016. The increase to revenue from adding the E175 aircraft was significantly offset by the removal of a net 69 CRJ200s, ERJ145s and Canadair CRJ700 regional jet aircrafts (“CRJ700s”) from unprofitable or less-profitable flying agreements since March 31, 2016.

Operating Expenses

Our total operating expenses decreased $11.1 million for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  This decrease was primarily due to lower direct operating costs from operating fewer aircraft since March 31, 2016.  Additional details regarding the reduction to our operating expenses are described in more detail in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of March 31, 2016, December 31, 2016 and March 31, 2017:

Aircraft in Service	March 31, 2017	December 31, 2016	March 31, 2016
CRJ200s	208	213	224
CRJ700s	130	130	138
CRJ900s	64	64	64
ERJ145/135s	137	159	182
E175s	93	86	48
Total	632	652	656

Changes in our fleet activity from March 31, 2016 to March 31, 2017 are summarized as follows:

Aircraft available for scheduled service at March 31, 2016:		656
Additions:
New E175 aircraft added with United:	19
New E175 aircraft added with Alaska:	13
New E175 aircraft added with Delta:	13
Total Additions:		45
Removals:
ERJ145 aircraft removed from service with multiple partners:	(45)
CRJ200 aircraft removed from service with multiple partners:	(16)
CRJ700 aircraft removed from service with multiple partners:	(8)
Total Removals:		(69)
Aircraft available for scheduled service at March 31, 2017:		632

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2016, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2016.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

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

Fixed-fee contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection (CRJs)	Fixed-Rate Engine Contracts and Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest Delta Connection (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest United Express (CRJ200)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest United Express (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest United Express (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense
ExpressJet American Agreement (ERJ145)	American pays directly to vendor	Not applicable
ExpressJet American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract

Recent Accounting Pronouncements

See Note 1 to the interim Consolidated Financial Statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2017 and 2016

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below.

	For the three months ended March 31,
	2017		2016		% Change
Revenue passenger miles (000)	6,256,405		6,721,216		(6.9)%
Available seat miles (“ASMs”) (000)	7,958,283		8,506,355		(6.4)%
Block hours	452,683		486,872		(7.0)%
Departures	263,862		286,475		(7.9)%
Passengers carried	12,020,377		12,668,546		(5.1)%
Passenger load factor	78.6%		79.0%		(0.4)	pts
Revenue per available seat mile	9.6	¢	9.0	¢	6.7%
Cost per available seat mile	9.0	¢	8.4	¢	7.1%
Average passenger trip length (miles)	520		531		(2.1)%

Revenues.  Total operating revenues increased $3.3 million, or 0.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Passenger revenues	$745,411	$744,390	$1,021	0.1%
Less: directly-reimbursed fuel from airline partners	15,877	10,491	5,386	51.3%
Less: directly-reimbursed landing fee and station rent from airline partners	4,252	2,439	1,813	74.3%
Less: directly-reimbursed engine maintenance from airline partners	15,129	17,565	(2,436)	(13.9)%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$710,153	$713,895	$(3,742)	(0.5)%

Passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) decreased $3.7 million, or 0.5%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.   The decrease in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by the removal of a net 69 CRJ200, ERJ145 and CRJ700 aircraft from flying arrangements as compared to the three months ended March 31, 2016.  The decrease in revenue was significantly offset by 45 E175 aircraft added to flying arrangements since March 31, 2016.

Our passenger revenue attributed to our directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses increased by $4.8 million, or 15.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  This increase in directly-reimbursed expenses was primarily due to the increase in our average fuel cost per gallon from $1.49 in 2016 to $1.97 in 2017.

Ground handling and other.  Total ground handling and other revenues increased $2.3 million, or 13.1%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase was primarily related to an increase in ground handling operations provided to third party airlines on a short term contract basis.

Individual expense components attributable to our operations are expressed in the following table in total and on the basis of cents per ASM (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change	2017 Cents	2016 Cents
	Amount	Amount	Amount	Percent	Per ASM	Per ASM
Salaries, wages and benefits	$300,039	$305,557	$(5,518)	(1.8)%	3.8	3.6
Aircraft maintenance, materials and repairs	132,325	138,859	(6,534)	(4.7)%	1.7	1.6
Depreciation and amortization	70,114	67,801	2,313	3.4%	0.9	0.8
Aircraft rentals	57,709	67,124	(9,415)	(14.0)%	0.7	0.8
Aircraft fuel	34,310	25,332	8,978	35.4%	0.4	0.3
Ground handling services	19,535	20,984	(1,449)	(6.9)%	0.2	0.2
Other operating expenses	75,088	74,609	479	0.6%	1.0	0.9
Total operating expenses	$689,120	$700,266	$(11,146)	(1.6)%	8.7	8.2
Interest expense	24,549	17,725	6,824	38.5%	0.3	0.2
Total airline expenses	$713,669	$717,991	$(4,322)	(0.6)%	9.0	8.4

Salaries, wages and employee benefits.    Salaries, wages and employee benefits decreased $5.5 million, or 1.8%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by costs incurred to hire pilots prior to the E175 aircraft deliveries and related new hire pilot training costs.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense decreased $6.5 million, or 4.7%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Aircraft maintenance, materials and repairs	$132,325	$138,859	$(6,534)	(4.7)%
Less: directly-reimbursed engine maintenance from airline partners	15,129	17,565	(2,436)	(13.9)%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$117,196	$121,294	$(4,098)	(3.4)%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, decreased $4.1 million, or 3.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 7.0%, which was partially offset by non-directly-reimbursed engine overhaul costs primarily associated with the additional E175 aircraft added to our fleet since March 31, 2016.

Depreciation and amortization.    Depreciation and amortization expense increased $2.3 million, or 3.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase in depreciation and amortization expense was primarily due to the purchase of 45 E175 aircraft and spare engines subsequent to March 31, 2016, which was partially offset by a reduction in 50-seat aircraft related depreciation since March 31, 2016.

Aircraft rentals.    Aircraft rentals decreased $9.4 million, or 14.0%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to March 31, 2016.

Aircraft Fuel.  Fuel costs increased $9.0 million, or 35.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Aircraft fuel expenses	$34,310	$25,332	$8,978	35.4%
Less: directly-reimbursed fuel from airline partners	15,877	10,491	5,386	51.3%
Aircraft fuel less directly-reimbursed fuel from airline partners	$18,433	$14,841	$3,592	24.2%

The increase in fuel cost (less directly-reimbursed fuel from major airline partners) was primarily due to an increase in our average fuel cost per gallon from $1.49 for the three months ended March 31, 2016 to $1.97 for the three months ended March 31, 2017. Aircraft fuel cost not directly-reimbursed from major airline partners consists of fuel cost incurred under our prorate arrangements. In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2017	2016	% Change
Fuel gallons purchased	17,451	17,032	2.5%
Fuel expense	$34,310	$25,332	35.4%

Ground handling service.  Ground handling service expense decreased $1.4 million, or 6.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. Ground handling service expense includes airport-related customer service costs (customer service labor costs are reflected in salaries, wages and benefits), such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger interruption related costs during the three months ended March 31, 2016.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs, increased $0.5 million, or 0.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  Under our fixed-fee arrangements, landing fee and station rent expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Other operating expenses	$75,088	$74,609	$479	0.6%
Less: directly-reimbursed landing fee and station rent from airline partners	4,252	2,439	1,813	74.3%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$70,836	$72,170	$(1,334)	(1.8)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to the decrease in our fleet size and in other operating costs that resulted from the reduction in departures, which was partially offset by additional hotel costs and flight simulator costs primarily associated with an increase in crew training for the new E175 aircraft deliveries.

Interest Expense. Interest expense increased  $6.8 million, or 38.5%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase in interest expense was primarily related to the additional interest expense associated with the E175 aircraft added to our fleet since March 31, 2016 that were debt financed.

Total airline expense.    Total airline expense (consisting of total operating expense and interest expense) decreased $4.3 million, or 0.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Total airline expense	$713,669	$717,991	(4,322)	(0.6)%
Less: directly-reimbursed fuel from airline partners	15,877	10,491	5,386	51.3%
Less: directly-reimbursed landing fee and station rent from airline partners	4,252	2,439	1,813	74.3%
Less: directly-reimbursed engine maintenance from airline partners	15,129	17,565	(2,436)	(13.9)%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$678,411	$687,496	(9,085)	(1.3)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $9.1 million, or 1.3%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) was primarily due to the reduction in fleet size and related block hour production of 7.0% during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Income taxes. Our provision for income taxes was 33.6% and 39.1% for the three months ended March 31, 2017 and 2016, respectively. The reduction in our effective tax rate was primarily due to a $3.0 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2017 pursuant to ASU No. 2016‑09.  The effective rate of our income tax provision may vary in future periods under ASU No. 2016‑09 based on multiple variables including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $34.8 million, or $0.65 per diluted share, for the three months ended March 31, 2017, compared to net income of $27.1 million, or $0.52 per diluted share, for the three months ended March 31, 2016.

Our Business Segments

Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$482,954	$466,296	$16,658	3.6%
ExpressJet operating revenues	228,658	267,807	(39,149)	(14.6)%
SkyWest Leasing operating revenues	53,803	27,972	25,831	92.3%
Total Operating Revenues	$765,415	$762,075	$3,340	0.4%
Airline Expenses:
SkyWest Airlines airline expense	$441,167	$420,743	$20,424	4.9%
ExpressJet airline expense	230,607	275,742	(45,135)	(16.4)%
SkyWest Leasing airline expense	41,895	21,506	20,389	94.8%
Total Airline Expense(1)	$713,669	$717,991	$(4,322)	(0.6)%
Segment profit (loss):
SkyWest Airlines segment profit	$41,787	$45,553	$(3,766)	(8.3)%
ExpressJet segment loss	(1,949)	(7,935)	5,986	(75.4)%
SkyWest Leasing profit	11,908	6,466	5,442	84.2%
Total Segment Profit	$51,746	$44,084	$7,662	17.4%
Interest Income	660	430	230	53.5%
Consolidated Income Before Taxes	$52,406	$44,514	$7,892	17.7%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $3.8 million, or 8.3%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. SkyWest Airlines block hour production increased to 277,835, or 2.3%, for the three months ended March 31, 2017, from 271,536 for the three months ended March 31, 2016, primarily due to the additional block hour production from the new E175 aircraft added subsequent to March 31, 2016.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $16.7 million, or 3.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to revenue associated with our additional E175 aircraft subsequent to March 31, 2016.

SkyWest Airlines Airline Expense increased by $20.4 million, or 4.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages, and benefits increased by $11.4 million, or 6.8%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to the additional block hour production along with crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $6.2 million, or 8.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The increase was primarily attributable to an increase in expenses incurred under its Power-by-the-Hour engine maintenance contracts for its additional E175 aircraft and direct maintenance costs related to the increased volume of departures.

•

SkyWest Airlines’ aircraft rental expenses decreased $3.4 million, or 6.6%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a reduction of our fleet size that was financed through leases subsequent to March 31, 2016.

•

SkyWest Airlines’ fuel expense increased $8.8 million, or 35.5%, compared to the three months ended March 31, 2016.  The increase in fuel expense was primarily due to an increase in the average fuel cost per gallon in 2017 compared to 2016 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.97 and $1.49 for the three months ended March 31, 2017 and 2016, respectively.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $6.0 million, or 75.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. ExpressJet’s block hour production decreased to 174,848, or 18.8%, for the three months ended March 31, 2017, from 215,336 for the three months ended March 31, 2016, primarily due to the removal of 50-seat aircraft.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $39.1 million, or 14.6%, during the three months ended March 31, 2017, compared to the corresponding period of 2016.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s 50-seat aircraft.

ExpressJet’s Airline Expense decreased $45.1 million, or 16.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $17.1 million, or 12.4%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease was primarily due to a decrease in scheduled production subsequent to March 31, 2016 that resulted from the decreased number of ERJ145 aircraft and CRJ200 aircraft in service, partially offset by additional CRJ700 aircraft operating under ExpressJet’s American fixed-fee agreement.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $12.7 million, or 18.9%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016.  The decrease was primarily due to the decrease in fleet size subsequent to March 31, 2016, a decrease in the number of directly-reimbursed engine events and maintenance cost-saving initiatives.

•

ExpressJet’s aircraft rental expenses decreased $6.0 million, or 38.1%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to a reduction of our fleet size that were financed through leases subsequent to March 31, 2016.

•

ExpressJet’s depreciation expense decreased $6.7 million, or 31.7%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The decrease in depreciation expense was primarily due to a reduction in 50-seat aircraft related assets since March 31, 2016.

SkyWest Leasing Segment Profit.    SkyWest Leasing profit increased $5.4 million, or 84.2%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016, primarily due to 45 E175 aircraft added to our fleet subsequent to March 31, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2017 and 2016, and our total cash and marketable securities positions as of March 31, 2017 and December 31, 2016 (in thousands).

	For the three months ended March 31,
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$143,933	$34,544	$109,389	316.7%
Net cash used in investing activities	(248,907)	(1,069)	(247,838)	*
Net cash provided by financing activities	53,649	10,255	43,394	423.1%

	March 31,	December 31,
	2017	2016	$ Change	% Change
Cash and cash equivalents	$95,441	$146,766	$(51,325)	(35.0)%
Restricted cash	8,250	8,243	7	0.1%
Marketable securities	482,764	409,898	72,866	17.8%
Total cash and marketable securities	$586,455	$564,907	$21,548	3.8%

*Change is more than 1,000%

Cash Flows provided by Operating Activities

Net cash provided by operating activities increased $109.4 million, or 316.7%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in net cash provided by operating activities was primarily due to a decrease in receivables, prepaid aircraft rents and other current assets of $9.7 million during the three months ended March 31, 2017, compared to an increase of $52.9 million during the three months ended March 31, 2016, representing a change in receivables, prepaid aircraft rents and other current assets of $62.6 million. The increase in net cash provided by operating activities was also attributed to an increase in accounts payable and accrued aircraft rents of $20.8 million during the three months ended March 31, 2017, compared to a decrease of $17.8 million during the three months ended March 31, 2016, representing a change in accounts payable and accrued aircraft rents of $38.6 million. The remaining increase was primarily related to an increase in income before income taxes for the three months ended March 31, 2017, compared to the three months ended March 31, 2016.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $247.8 million during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase in cash used in investing activities was primarily due to net purchases of marketable securities, which increased by $172.3 million from the three months ended March 31, 2016 to the three months ended March 31,2017, and the acquisition of seven E175 aircraft and the related spare aircraft assets during the three months ended March 31, 2017, compared to three E175 aircraft and the related spare aircraft assets purchased during the three months ended March 31, 2016, which in total represented an increase of $126.0 million. These uses of cash were partially offset by proceeds received from the sale of 15 CRJ200 aircraft and one CRJ700 aircraft for $36.5 million.

Cash Flows provided by Financing Activities

Net cash provided by financing activities increased $43.4 million, or 423.1%, during the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily related to proceeds from the issuance of long-term debt of $158.0 million associated with seven E175 aircraft acquired during the three months ended March 31, 2017, compared to the proceeds from issuance of debt of $68.2 million associated with three E175 aircraft acquired during the three months ended March 31, 2016. This increase in cash provided by financing activities was partially offset by an additional $30.9 million used as principal payments on long-term debt primarily due to the payoff of debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold during the three months ended

March 31, 2017. Additionally, during the three months ended March 31, 2017, we used $13.7 million to purchase treasury shares and towards the net settlement of income taxes on employee equity awards that vested or stock options that were exercised.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2017, our total capital mix was 37.2% equity and 62.8% long-term debt, compared to 37.6% equity and 62.4% long-term debt at December 31, 2016.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - 2017	2018	2019	2020	2021	Thereafter
Operating lease payments for aircraft and facility obligations	$888,530	$124,707	$156,039	$123,359	$135,386	$112,536	$236,503
Firm aircraft and spare engine commitments	350,027	315,524	14,787	14,787	4,929	—	—
Interest commitments(1)	526,288	76,459	90,185	78,453	67,004	56,658	157,529
Principal maturities on long-term debt	2,640,797	230,159	295,076	296,658	262,701	248,907	1,307,296
Total commitments and obligations	$4,405,642	$746,849	$556,087	$513,257	$470,020	$418,101	$1,701,328

(1)	At March 31, 2017, we had variable rate notes representing 3.9% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

In 2014, we announced an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of March 31, 2017, we had taken delivery of 93 E175s. We anticipate taking delivery of the remaining eleven E175s covered by the firm order by the end of 2017.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the remaining firm order for eleven E175 aircraft purchases with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2017, we had 399 aircraft under lease with remaining terms ranging from one year or less to eight years. Future minimum lease payments due under all long-term operating leases were approximately $888.5 million at March 31, 2017. Assuming a 4.77% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $731.8 million at March 31, 2017.

Long-term Debt Obligations

As of March 31, 2017, we had $2.6 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.9% at March 31, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2017, approximately 4.1% of our ASMs were flown under prorate arrangements. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $18.7 million in fuel expense for the three months ended March 31, 2017.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At March 31, 2017, we had variable rate notes representing 3.9% of our total long-term debt compared to 5.1% of our long-term debt at December 31, 2016. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $0.3 million in interest expense and received $1.4 million in additional interest income for the three months ended March 31, 2017. However, under our contractual arrangements with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $0.3 million less in interest expense and received $1.4 million less in interest income for the three months ended March 31, 2017. If interest rates were to decline, our major airline partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major airline partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive income.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2017, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2017, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016,  which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports on Forms 10-K and 10-Q are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

The new Trump Administration may make substantial changes to fiscal, tax, trade and other policies that may adversely affect our business.

The Trump Administration has called for substantial change to fiscal and tax policies, which may include comprehensive tax reform and/or federal spending on programs such as Essential Air Service subsidies. We cannot predict the impact, if any, of these changes to our business or the airline industry as whole. However, it is possible that these changes could adversely affect our business. It is possible that some policies adopted by the new administration could benefit us and others could negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $100.0 million of our common stock. The following table summarizes our purchases under our stock repurchase program during the three months ended March 31, 2017.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
February 1, 2017 — February 28, 2017	200,867	$35.60	200,867	$92,845
March 1, 2017 — March 31, 2017	80,157	35.59	80,157	89,992
Total	281,024	$35.60	281,024	$89,992

(1)

On February 9, 2017, we announced that our Board of Directors authorized the repurchase of up to $100.00 million of our common stock over the next three years. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2017, we had repurchased 281,000 shares of our common stock for $10.0 million.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2017.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer