Form 10-Q
period 2017-06-30
SKYWEST INC
filed 2017-08-04
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common stock, no par value	51,840,847

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$143,448	$146,766
Marketable securities	482,809	409,898
Restricted cash	8,262	8,243
Receivables, net	38,017	46,916
Inventories, net	118,476	118,509
Prepaid aircraft rents	137,692	162,360
Other current assets	18,305	25,100
Total current assets	947,009	917,792

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,202,929	4,839,501
Deposits on aircraft	21,976	38,800
Buildings and ground equipment	271,450	261,704
	5,496,355	5,140,005
Less-accumulated depreciation and amortization	(1,361,838)	(1,318,308)
Total property and equipment, net	4,134,517	3,821,697

OTHER ASSETS
Intangible assets, net	7,124	8,249
Long-term prepaid assets	227,427	218,505
Other assets	44,536	41,723
Total other assets	279,087	268,477
Total assets	$5,360,613	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2017	2016
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$306,849	$305,460
Accounts payable	265,028	241,215
Accrued salaries, wages and benefits	146,083	139,885
Taxes other than income taxes	17,105	15,618
Other current liabilities	44,025	45,087
Total current liabilities	779,090	747,265

OTHER LONG TERM LIABILITIES	47,559	50,844

LONG TERM DEBT, net of current maturities	2,452,663	2,240,051

DEFERRED INCOME TAXES PAYABLE	609,957	565,404

DEFERRED AIRCRAFT CREDITS	48,802	53,459

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 80,176,705 and 79,781,305 shares issued, respectively	664,917	657,353
Retained earnings	1,181,601	1,103,751
Treasury stock, at cost, 28,410,609 and 28,015,386 shares, respectively	(423,961)	(410,090)
Accumulated other comprehensive loss	(15)	(71)
Total stockholders’ equity	1,422,542	1,350,943
Total liabilities and stockholders’ equity	$5,360,613	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Passenger	$791,341	$784,813	$1,536,752	$1,529,203
Ground handling and other	18,418	16,525	38,422	34,211
Total operating revenues	809,759	801,338	1,575,174	1,563,414
OPERATING EXPENSES:
Salaries, wages and benefits	295,929	304,228	595,969	609,785
Aircraft maintenance, materials and repairs	152,356	142,289	284,681	281,149
Depreciation and amortization	71,206	69,887	141,320	137,688
Aircraft rentals	55,413	72,567	113,123	139,691
Aircraft fuel	37,183	32,306	71,493	57,638
Ground handling services	15,902	16,743	35,436	37,727
Other operating expenses	75,174	79,181	150,262	153,790
Total operating expenses	703,163	717,201	1,392,284	1,417,468
OPERATING INCOME	106,596	84,137	182,890	145,946
OTHER INCOME (EXPENSE):
Interest income	1,330	485	1,990	915
Interest expense	(27,063)	(18,287)	(51,612)	(36,012)
Total other expense, net	(25,733)	(17,802)	(49,622)	(35,097)
INCOME BEFORE INCOME TAXES	80,863	66,335	133,268	110,849
PROVISION FOR INCOME TAXES	30,386	26,091	48,005	43,513
NET INCOME	$50,477	$40,244	$85,263	$67,336

BASIC EARNINGS PER SHARE	$0.98	$0.78	$1.65	$1.31
DILUTED EARNINGS PER SHARE	$0.95	$0.77	$1.61	$1.29
Weighted average common shares:
Basic	51,751	51,418	51,785	51,318
Diluted	52,977	52,194	53,090	52,104

COMPREHENSIVE INCOME:
Net income	$50,477	$40,244	$85,263	$67,336
Net unrealized appreciation on marketable securities, net of taxes	17	213	56	228
TOTAL COMPREHENSIVE INCOME	$50,494	$40,457	$85,319	$67,564

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$331,783	$228,034

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(738,101)	(1,061,392)
Sales of marketable securities	665,246	1,071,668
Proceeds from the sale of aircraft, property and equipment	50,652	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(514,443)	(314,657)
Buildings and ground equipment	(2,420)	(7,303)
Aircraft deposits applied towards acquired aircraft, net	16,824	—
Increase in other assets	(6,098)	(1,499)

NET CASH USED IN INVESTING ACTIVITIES	(528,340)	(313,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	384,825	248,966
Principal payments on long-term debt	(169,550)	(136,328)
Net proceeds from issuance of common stock	1,783	4,048
Purchase of treasury stock	(13,871)	—
Increase in debt issuance cost	(3,221)	(2,495)
Payment of cash dividends	(6,727)	(4,095)

NET CASH PROVIDED BY FINANCING ACTIVITIES	193,239	110,096

Increase (decrease) in cash and cash equivalents	(3,318)	24,947
Cash and cash equivalents at beginning of period	146,766	203,035

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$143,448	$227,982

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$2,038	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$50,943	$35,887
Income taxes	$598	$741

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. The Company suggests that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

Standards Effective in Future Years

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers” (“ASU No. 2014‑09”).  Under ASU No. 2014‑09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.  In July 2015, the FASB deferred the effective date of ASU No. 2014‑09 for annual reporting periods beginning after December 15, 2017.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations.  The Company continues to assess the potential impacts of ASU No. 2014‑09 on its fixed-fee contracts, prorate flying agreements, ground handling agreements and other revenue transactions.  The Company anticipates completing its review of the impact by the third quarter of 2017. Interpretations are on-going and could have a significant impact on the Company’s implementation.  The Company believes the principal versus agent considerations may change how the Company presents revenue for certain directly-reimbursed expenses under its fixed-fee contracts, such as fuel expenses.  The Company currently does not anticipate the adoption of ASU No. 2014‑09 will have a material impact on its net income.  ASU No. 2014‑09 is required to be applied either full retrospective to each prior reporting period presented or modified retrospective with the cumulative effect of initially applying it at the date of initial application.  The Company anticipates using the full retrospective method of adoption.

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

In 2016, the FASB issued Accounting Standards Update 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” and Accounting Standard Update 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity’s statement of cash flows, respectively.  These standards are effective for interim and annual reporting periods beginning after December 15, 2017, but early adoption is permitted.  The Company does not anticipate these standards to have a material impact on the Company’s Consolidated Statement of Cash Flows.

Recently Adopted Standards

Pursuant to the guidelines of the recently issued Accounting Standards Update 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015‑17”), all deferred tax assets and liabilities are to be classified as non-current. As permitted under ASU 2015‑17, the Company adopted this guidance for the quarter ended March 31, 2017. The guidance indicates that ASU 2015‑17 may be applied either prospectively or retrospectively. The Company elected to adopt ASU 2015‑17 retrospectively. Upon adoption, approximately $129.3 million of formerly recorded current deferred tax assets as of December 31, 2016 were reclassified to non-current and netted against non-current deferred income taxes payable as of December 31, 2016 in the accompanying financial statements.

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

The Company adopted ASU No. 2016‑09 as of January 1, 2017.  As a result of employee stock awards that vested and stock options that were exercised during the three months ended March 31, 2017, the Company recorded a discrete income tax benefit of $3.0 million for the same period.  The adoption of ASU No. 2016-09 did not have a material effect on the Company’s financial results for the three months ended June 30, 2017. The adoption of ASU No. 2016‑09 did not have a material impact on the statement of cash flows presentation, which the Company adopted prospectively.

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

The Company estimates that the impact of the change in estimated useful lives and residual values for certain long-lived assets will increase depreciation expense by an additional $1.8 million on an annualized basis for 2017.

Note 2 — Passenger and Ground Handling and Other Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expenses and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the six months ended June 30, 2017, fixed-fee arrangements represented approximately 88.6% of the Company’s total passenger revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. For the six months ended June 30, 2017, prorate flying arrangements represented approximately 11.4% of the Company’s total passenger revenue.

Ground handling and other revenue primarily consists of customer service functions, such as gate and ramp agent services at applicable airports where the Company provides such services to other airlines. Ground handling and other revenue primarily consists of ground handling services the Company provides to third‑party airlines and government subsidies the Company receives for operating certain routes under its prorate agreements. Revenues associated with ground handling services the Company provides for its aircraft are recorded as passenger revenues.

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

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	57 27 36 18	•Individual aircraft have scheduled removal dates from 2017 to 2026
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	23 33 28	•Individual aircraft have scheduled removal dates from 2017 to 2022
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	25	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	47 20 65	•Individual aircraft have scheduled removal dates from 2017 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	5 119	•Individual aircraft have scheduled removal dates from 2017 to 2018, subject to an additional one-year extension
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	22	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•E175	20	•E175 aircraft have scheduled removal dates from 2027 to 2029.

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	22 37	•CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	8	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	2 12	•CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019

In addition to the contractual arrangements described above, SkyWest Airlines has entered into an agreement with Delta to place one additional Embraer E175 dual-class regional jet aircraft (“E175”) into service.  The delivery date for the one additional E175 aircraft is expected to take place by the end of 2017.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the six months ended June 30, 2017, the Company granted 22,617 fully-vested shares of common stock to the Company’s directors. Additionally, during the six months ended June 30, 2017, the Company granted 160,137 restricted stock units and 119,315 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain performance metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted stock units and performance shares. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $35.81 per share. During the six months ended June 30, 2017, the Company did not grant any options to purchase shares of common stock.

With the adoption of ASU No. 2016‑09, the Company accounts for forfeitures of restricted stock unit and performance share grants in 2017 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the six months ended June 30, 2017 and 2016, the Company recorded pre-tax share-based compensation expense of $5.8 million and $3.9 million, respectively.

The Company repurchased 281,000 shares of its common stock for $10.0 million during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017, the Company also repurchased 108,000 shares of its common stock through a net settlement of the income tax obligation on employee equity awards of $3.8 million. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2016.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three and six months ended June 30, 2017, options to acquire zero shares, were excluded from the computation of Diluted EPS. During the three and six months ended June 30, 2016, options to acquire zero shares and 6,000 shares, respectively, were excluded from the computation of Diluted EPS.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator:
Net Income	$50,477	$40,244	$85,263	$67,336

Denominator:
Weighted average number of common shares outstanding	51,751	51,418	51,785	51,318
Effect of outstanding share-based awards	1,226	776	1,305	786
Weighted average number of shares for diluted net income per common share	52,977	52,194	53,090	52,104

Basic earnings per share	$0.98	$0.78	$1.65	$1.31
Diluted earnings per share	$0.95	$0.77	$1.61	$1.29

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue). The SkyWest Leasing segment includes revenue attributed to the Company’s E175 aircraft ownership cost earned under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft. The SkyWest Leasing segment additionally includes the ownership and activity of four CRJ200 aircraft leased to a third party.

The following represents the Company’s segment data for the three-month periods ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$537,749	$212,025	$59,985	$809,759
Operating expense	460,641	215,070	27,452	703,163
Depreciation and amortization expense	32,530	11,710	26,966	71,206
Interest expense	5,735	1,088	20,240	27,063
Segment profit (loss) (1)	71,373	(4,133)	12,293	79,533
Identifiable intangible assets, other than goodwill	—	7,124	—	7,124
Total assets (as of June 30, 2017)	2,251,331	529,175	2,580,107	5,360,613
Capital expenditures (including non-cash)	25,346	4,501	265,955	295,802

	Three months ended June 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$504,107	$266,241	$30,990	$801,338
Operating expense	428,142	274,856	14,203	717,201
Depreciation and amortization expense	34,585	21,460	13,842	69,887
Interest expense	6,754	1,617	9,916	18,287
Segment profit (loss) (1)	69,211	(10,232)	6,871	65,850
Identifiable intangible assets, other than goodwill	—	9,374	—	9,374
Total assets (as of June 30, 2016)	2,074,265	1,389,687	1,418,099	4,882,051
Capital expenditures (including non-cash)	7,927	2,002	212,745	222,674

(1)	Segment profit (loss) is equal to operating income less interest expense

The following represents the Company’s segment data for the six-month periods ended June 30, 2017 and 2016 (in thousands):

	Six months ended June 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$1,020,703	$440,683	$113,788	$1,575,174
Operating expense	896,010	444,563	51,711	1,392,284
Depreciation and amortization expense	64,347	26,235	50,738	141,320
Interest expense	11,535	2,202	37,875	51,612
Segment profit (loss) (1)	113,158	(6,082)	24,202	131,278
Identifiable intangible assets, other than goodwill	—	7,124	—	7,124
Total assets (as of June 30, 2017)	2,251,331	529,175	2,580,107	5,360,613
Capital expenditures (including non-cash)	58,777	10,155	449,969	518,901

	Six months ended June 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$970,403	$534,048	$58,963	$1,563,414
Operating expense	842,226	548,475	26,767	1,417,468
Depreciation and amortization expense	68,916	42,727	26,045	137,688
Interest expense	13,413	3,740	18,859	36,012
Segment profit (loss) (1)	114,764	(18,167)	13,337	109,934
Identifiable intangible assets, other than goodwill	—	9,374	—	9,374
Total assets (as of June 30, 2016)	2,074,265	1,389,687	1,418,099	4,882,051
Capital expenditures (including non-cash)	21,885	7,050	293,025	321,960

(1)	Segment profit (loss) is equal to operating income less interest expense

Note 6 — Commitments and Contingencies

As of June 30, 2017, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2017 (in thousands):

July through December 2017	$76,117
2018	157,512
2019	123,878
2020	135,746
2021	112,536
Thereafter	236,503
$842,292

As of June 30, 2017, the Company had a firm purchase commitment for one E175 aircraft with a scheduled delivery date by the end of 2017.

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

As of June 30, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$417,274	$—	$417,274	$—
Commercial paper	65,535	—	65,535	—
	$482,809	$—	$482,809	$—
Cash, Cash Equivalents and Restricted Cash	151,710	151,710	—	—
Total Assets Measured at Fair Value	$634,519	$151,710	$482,809	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$409,885	$—	$409,885	$—
Commercial paper	13	—	13	—
	$409,898	$—	$409,898	$—
Cash, Cash Equivalents and Restricted Cash	155,009	155,009	—	—
Total Assets Measured at Fair Value	$564,907	$155,009	$409,898	$—

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2017.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2017 and December 31, 2016, the Company classified $482.8 million and $409.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of June 30, 2017 and December 31, 2016, the cost of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $626.3 million and $556.8 million, respectively.  As of June 30, 2017 and December 31, 2016, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $626.3 million and $556.7 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.80 billion as of June 30, 2017 and $2.57 billion as of December 31, 2016, as compared to the carrying amount of $2.79 billion as of June 30, 2017 and $2.57 billion as of December 31, 2016.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Current portion of long-term debt	$310,469	$308,945
Current portion of unamortized debt issue cost, net	(3,620)	(3,485)
Current portion of long-term debt, net of debt issue costs	$306,849	$305,460

Long-term debt, net of current maturities	$2,475,789	$2,261,959
Long-term portion of unamortized debt issue cost, net	(23,126)	(21,908)
Long-term debt, net of current maturities and debt issue costs	$2,452,663	$2,240,051

Total long-term debt (including current portion)	$2,786,258	$2,570,904
Total unamortized debt issue cost, net	(26,746)	(25,393)
Total long-term debt, net of debt issue costs	$2,759,512	$2,545,511

During the six months ended June 30, 2017, the Company took delivery of 17 E175 aircraft, which the Company financed through $384.8 million of long-term debt.  The debt associated with the E175 aircraft delivered during the six months ended June 30, 2017 has a twelve-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.3% to 4.7% and is secured by the E175 aircraft.

As of June 30, 2017 and December 31, 2016, the Company had $84.6 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 37.6% and 36.0%, respectively. The Company’s effective tax rate for the three and six months ended June 30, 2017 varied from the federal statutory rate of 35% primarily due to provision for state income taxes and the impact of non-deductible crew per diem meal expenses, which were partially offset by a discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during such periods.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2017, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2017 and 2016. Also discussed is our financial condition as of June 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2017, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of June 30, 2017, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2017, SkyWest Airlines and ExpressJet had a total fleet of 649 aircraft, of which 626 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	Total
United	69	20	—	5	119	65	278
Delta	105	60	64	—	—	18	247
American	32	49	—	—	—	—	81
Alaska	—	—	—	—	—	20	20
Aircraft in scheduled service	206	129	64	5	119	103	626
Subleased to an un-affiliated entity	4	—	—	—	—	—	4
Other*	1	9	—	—	9	—	19
Total	211	138	64	5	128	103	649

*As of June 30, 2017, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between flying code-share agreements with our major airline partners. During the three months ended June 30, 2017, we sold eleven owned Embraer Brasilia EMB120 (“EMB120”) 30-seat turboprop aircraft at net book value.

As of June 30, 2017, approximately 44.4% of our aircraft in scheduled service operated for United, approximately 39.5% was operated for Delta, approximately 12.9% was operated for American and approximately 3.2% was operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the six months ended June 30, 2017, contract flying revenue and prorate revenue represented approximately 88.6% and 11.4%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Second Quarter Summary

Our total operating revenues of $809.8 million for the three months ended June 30, 2017 increased 1.1% compared to total operating revenues of $801.3 million for the three months ended June 30, 2016. We had net income of $50.5 million, or $0.95 per diluted share, for the three months ended June 30, 2017, compared to net income of $40.2 million, or $0.77 per diluted share, for the three months ended June 30, 2016.

Significant items affecting our financial performance during the three months ended June 30, 2017 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less profitable 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Although the number of our aircraft operating in scheduled service decreased by 4.4% since June 30, 2016, and we had a 5.3% reduction in our block hour production since June 30, 2016, our total revenues increased $8.4 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.  This was primarily driven by the increase in revenue from 47 new E175 aircraft added to flying arrangements since June 30, 2016, significantly offset by the removal of 76 CRJ200s, ERJ145s and Canadair CRJ700 regional jet aircrafts (“CRJ700s”) from unprofitable or less-profitable flying agreements since June 30, 2016.

Operating Expenses

Our total operating expenses decreased $14.0 million for the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  This decrease was primarily due to lower direct operating costs from operating 4.4% fewer aircraft since June 30, 2016. Additional details regarding the reduction to our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of June 30, 2017 and 2016:

Aircraft in Service	June 30, 2017	June 30, 2016
CRJ200s	206	224
CRJ700s	129	136
CRJ900s	64	64
ERJ145/135s	124	175
E175s	103	56
Total	626	655

Changes in our fleet activity from June 30, 2016 to June 30, 2017 are summarized as follows:

Aircraft available for scheduled service at June 30, 2016:		655
Additions:
New E175 aircraft added with United:	18
New E175 aircraft added with Alaska:	11
New E175 aircraft added with Delta:	18
Total Additions:		47
Removals:
ERJ145 aircraft removed from service:	(51)
CRJ200 aircraft removed from service:	(18)
CRJ700 aircraft removed from service:	(7)
Total Removals:		(76)
Aircraft available for scheduled service at June 30, 2017:		626

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

Reimbursement for engine overhaul expenses under our fixed-fee arrangements. Under certain of our fixed fee arrangements, we are directly-reimbursed for engine overhaul costs when incurred (“Directly-Reimbursed Engine Contracts”).  Under our other fixed-fee arrangements, we are paid fixed hourly rates intended to cover certain operating expenses, including engine overhaul costs (“Fixed-Rate Engine Contracts”).  Because these reimbursed expenses are recognized as revenue from our partners, the price and volume volatility of directly-reimbursed engine expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

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

The table below summarizes how we are compensated by our major airline partners under our flying contracts for engine maintenance expense and the method we use to recognize the corresponding expense:

Fixed-fee contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection (CRJs)	Fixed-Rate Engine Contracts and Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest Delta Connection (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet Delta Connection	Directly-Reimbursed Engine Contracts	Direct Expense
SkyWest United Express (CRJ200, CRJ700, E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet United (ERJ145)	Directly-Reimbursed Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest American Agreements (CRJ200, CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet American Agreement (CRJ200)	Fixed-Rate Engine Contracts	Direct Expense
ExpressJet American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract

Recent Accounting Pronouncements

See Note 1 to the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended June 30, 2017 and 2016

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below:

	For the three months ended June 30,
	2017	2016	% Change
Block hours	467,100	493,336	(5.3)%
Departures	280,326	296,454	(5.4)%
Passengers carried	13,364,974	13,915,405	(4.0)%
Passenger load factor	81.8%	83.2%	(1.4)	pts
Average passenger trip length (miles)	511	521	(1.9)%

Revenues.  Total operating revenues increased $8.4 million, or 1.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Passenger revenues	$791,341	$784,813	$6,528	0.8%
Less: directly-reimbursed fuel from airline partners	17,112	13,425	3,687	27.5%
Less: directly-reimbursed landing fee and station rent from airline partners	4,036	4,025	11	0.3%
Less: directly-reimbursed engine maintenance from airline partners	18,753	15,425	3,328	21.6%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$751,440	$751,938	$(498)	(0.1)%

Passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) decreased $0.5 million, or 0.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.   The decrease in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by the removal of 76 CRJ200, ERJ145 and CRJ700 aircraft from flying arrangements since June 30, 2016, significantly offset by 47 new E175 aircraft added to flying arrangements since June 30, 2016. Additionally, our revenue for the three months ended June 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners, and we did not have a comparable matter for the three months ended June 30, 2017.

Our passenger revenue attributed to our directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses increased by $7.0 million, or 21.4%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. This increase in directly-reimbursed expenses was primarily due to an increase in directly-reimbursed engine events and an increase in our average fuel cost per gallon from $1.69 for the three months ended June 30, 2016, to $1.89 for the three months ended June 30, 2017.

Ground handling and other.  Total ground handling and other revenues increased $1.9 million, or 11.5%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The increase was primarily related to an increase in ground handling operations provided to third party airlines on a short-term contract basis.

Individual expense components attributable to our operations are expressed in the following table (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$295,929	$304,228	$(8,299)	(2.7)%
Aircraft maintenance, materials and repairs	152,356	142,289	10,067	7.1%
Depreciation and amortization	71,206	69,887	1,319	1.9%
Aircraft rentals	55,413	72,567	(17,154)	(23.6)%
Aircraft fuel	37,183	32,306	4,877	15.1%
Ground handling services	15,902	16,743	(841)	(5.0)%
Other operating expenses	75,174	79,181	(4,007)	(5.1)%
Total operating expenses	$703,163	$717,201	$(14,038)	(2.0)%
Interest expense	27,063	18,287	8,776	48.0%
Total airline expenses	$730,226	$735,488	$(5,262)	(0.7)%

Salaries, wages and employee benefits.  Salaries, wages and employee benefits decreased $8.3 million, or 2.7%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by costs incurred to hire and train pilots prior to the E175 aircraft deliveries.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $10.1 million, or 7.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands). Additionally, our aircraft maintenance, materials and repairs expense for the three months ended June 30, 2016 included $3.0 million of maintenance costs associated with an early lease termination on three CRJ700 aircraft, and we did not have a comparable expense for the three months ended June 30, 2017.

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Aircraft maintenance, materials and repairs	$152,356	$142,289	$10,067	7.1%
Less: directly-reimbursed engine maintenance from airline partners	18,753	15,425	3,328	21.6%
Aircraft maintenance, materials and repairs excluding directly-reimbursed engine maintenance from airline partners	$133,603	$126,864	$6,739	5.3%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, increased $6.7 million, or 5.3%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to an increase in non-directly-reimbursed engine overhaul costs primarily associated with the additional E175 aircraft added to our fleet since June 30, 2016, which was partially offset by a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 5.3%.

Depreciation and amortization.  Depreciation and amortization expense increased $1.3 million, or 1.9%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The increase in depreciation and amortization expense was primarily due to the purchase of 47 E175 aircraft and spare engines subsequent to June 30, 2016, which was partially offset by a reduction of 50-seat owned aircraft and related depreciation since June 30, 2016.

Aircraft rentals.  Aircraft rentals decreased $17.2 million, or 23.6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to June 30, 2016. Additionally, our aircraft rental expense for the three months ended June 30, 2016 included $6.8 million of costs associated with an early lease termination on three CRJ700 aircraft, and we did not have a comparable expense for the three months ended June 30, 2017.

Aircraft Fuel.  Fuel costs increased $4.9 million, or 15.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Aircraft fuel expenses	$37,183	$32,306	$4,877	15.1%
Less: directly-reimbursed fuel from airline partners	17,112	13,425	3,687	27.5%
Aircraft fuel less directly-reimbursed fuel from airline partners	$20,071	$18,881	$1,190	6.3%

The increase in fuel cost (less directly-reimbursed fuel from major airline partners) was primarily due to an increase in our average fuel cost per gallon from $1.69 for the three months ended June 30, 2016 to $1.89 for the three months ended June 30, 2017. Aircraft fuel cost not directly-reimbursed from major airline partners consists of fuel cost incurred under our prorate arrangements. In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2017	2016	% Change
Fuel gallons purchased	19,709	19,075	3.3%
Fuel expense	$37,183	$32,306	15.1%

Ground handling service.  Ground handling service expense decreased $0.8 million, or 5.0%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. Ground handling service expense includes airport-related customer service costs (our employee customer service labor costs are reflected in salaries, wages and benefits), such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger interruption related costs during the three months ended June 30, 2017.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs, decreased $4.0 million, or 5.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  Under our fixed-fee arrangements, landing fee and station rental expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Other operating expenses	$75,174	$79,181	$(4,007)	(5.1)%
Less: directly-reimbursed landing fee and station rent from airline partners	4,036	4,025	11	0.3%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$71,138	$75,156	$(4,018)	(5.3)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to the decrease in our fleet size and in other operating costs that resulted from the reduction in departures and block hour production of 5.4% and 5.3%, respectively, for the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Interest Expense. Interest expense increased $8.8 million, or 48.0%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase in interest expense was primarily related to the additional interest expense associated with the 47 E175 aircraft added to our fleet since June 30, 2016 which were debt financed.

Total airline expense.  Total airline expense (consisting of total operating expense and interest expense) decreased $5.3 million, or 0.7%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2017	2016	$ Change	% Change
Total airline expense	$730,226	$735,488	(5,262)	(0.7)%
Less: directly-reimbursed fuel from airline partners	17,112	13,425	3,687	27.5%
Less: directly-reimbursed landing fee and station rent from airline partners	4,036	4,025	11	0.3%
Less: directly-reimbursed engine maintenance from airline partners	18,753	15,425	3,328	21.6%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$690,325	$702,613	(12,288)	(1.7)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $12.3 million, or 1.7%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease in total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) was primarily due to the reduction in fleet size and related block hour production of 5.3% during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Income taxes. Our provision for income taxes was 37.6% and 39.3% for the three months ended June 30, 2017 and 2016, respectively. The reduction in our effective tax rate was primarily due to a $0.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended June 30, 2017 pursuant to ASU No. 2016‑09, and a year over year increase in income before income taxes which diluted the effective tax rate impact related to expenses not deductible for tax purposes.  The effective rate of our income tax provision may vary in future periods under ASU No. 2016‑09 based on multiple variables including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $50.5 million, or $0.95 per diluted share, for the three months ended June 30, 2017, compared to net income of $40.2 million, or $0.77 per diluted share, for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentages-of-change for the periods identified below:

	For the six months ended June 30,
	2017	2016	% Change
Block hours	919,783	980,209	(6.2)%
Departures	544,188	582,929	(6.6)%
Passengers carried	25,385,351	26,583,951	(4.5)%
Passenger load factor	80.3%	81.1%	(0.8)	pts
Average passenger trip length (miles)	515	526	(2.1)%

Revenues.  Total operating revenues increased $11.8 million, or 0.8%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly-reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly-reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Passenger revenues	$1,536,752	$1,529,203	$7,549	0.5%
Less: directly-reimbursed fuel from airline partners	32,989	23,916	9,073	37.9%
Less: directly-reimbursed landing fee and station rent from airline partners	8,288	6,464	1,824	28.2%
Less: directly-reimbursed engine maintenance from airline partners	33,882	32,990	892	2.7%
Passenger revenue excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$1,461,593	$1,465,833	$(4,240)	(0.3)%

Passenger revenues (excluding directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) decreased $4.2 million, or 0.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.   The decrease in passenger revenues (excluding fuel, landing fees, station rents and engine overhaul reimbursements) was primarily driven by the removal of 76 CRJ200, ERJ145 and CRJ700 aircraft from flying arrangements since June 30, 2016, significantly offset by 47 new E175 aircraft added to flying arrangements since June 30, 2016. Additionally, our revenue for the six months ended June 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners, and we did not have a comparable matter for the six months ended June 30, 2017.

Our passenger revenue attributed to our directly-reimbursed fuel, landing fees, station rents and engine overhaul expenses increased by $11.8 million, or 18.6%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. This increase in directly-reimbursed expenses was primarily due to the increase in our average fuel cost per gallon from $1.60 for the six months ended June 30, 2016, to $1.92 for the six months ended June 30, 2017.

Ground handling and other.  Total ground handling and other revenues increased $4.2 million, or 12.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase was primarily related to an increase in ground handling operations provided to third party airlines on a short-term contract basis.

Individual expense components attributable to our operations are expressed in the following table (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$595,969	$609,785	$(13,816)	(2.3)%
Aircraft maintenance, materials and repairs	284,681	281,149	3,532	1.3%
Depreciation and amortization	141,320	137,688	3,632	2.6%
Aircraft rentals	113,123	139,691	(26,568)	(19.0)%
Aircraft fuel	71,493	57,638	13,855	24.0%
Ground handling services	35,436	37,727	(2,291)	(6.1)%
Other	150,262	153,790	(3,528)	(2.3)%
Total operating expenses	$1,392,284	$1,417,468	$(25,184)	(1.8)%
Interest expense	51,612	36,012	15,600	43.3%
Total airline expenses	$1,443,896	$1,453,480	$(9,584)	(0.7)%

Salaries, wages and employee benefits.  Salaries, wages and employee benefits decreased $13.8 million, or 2.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by costs incurred to hire and train pilots prior to the E175 aircraft deliveries.

Aircraft maintenance, materials and repairs.  Aircraft maintenance expense increased $3.5 million, or 1.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The following table summarizes our aircraft maintenance, materials and repairs less the directly-reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).  Additionally, our aircraft maintenance, materials and repairs expense for the six months ended June 30, 2016 included $3.0 million of maintenance costs associated with an early lease termination on three CRJ700 aircraft, and we did not have a comparable expense for the six months ended June 30, 2017.

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Aircraft maintenance, materials and repairs	$284,681	$281,149	$3,532	1.3%
Less: directly-reimbursed engine maintenance from airline partners	33,882	32,990	892	2.7%
Other aircraft maintenance, materials and repairs	$250,799	$248,159	$2,640	1.1%

Other aircraft maintenance, materials and repairs, excluding our directly-reimbursed engine overhaul costs, increased $2.6 million, or 1.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in aircraft maintenance expense (excluding directly-reimbursed engine overhaul costs) was primarily due to an increase in non-directly-reimbursed engine overhaul costs primarily associated with the additional E175 aircraft added to our fleet since June 30, 2016, which was partially offset by a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.2%.

Depreciation and amortization.  Depreciation and amortization expense increased $3.6 million, or 2.6%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase in depreciation and amortization expense was primarily due to the purchase of 47 E175 aircraft and spare engines subsequent to June 30, 2016, which was partially offset by a reduction in owned 50-seat aircraft and related depreciation since June 30, 2016.

Aircraft rentals.  Aircraft rentals decreased $26.6 million, or 19.0%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to June 30, 2016. Additionally, our aircraft rental expense for the six months ended June 30, 2016 included $6.8 million of costs associated with an early lease termination on three CRJ700 aircraft, and we did not have a comparable expense for the six months ended June 30, 2017.

Aircraft Fuel.  Fuel costs increased $13.9 million, or 24.0%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The following table summarizes our aircraft fuel expenses less directly-reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Aircraft fuel expenses	$71,493	$57,638	$13,855	24.0%
Less: directly-reimbursed fuel from airline partners	32,989	23,916	9,073	37.9%
Aircraft fuel less directly-reimbursed fuel from airline partners	$38,504	$33,722	$4,782	14.2%

The increase in fuel cost (less directly-reimbursed fuel from major airline partners) was primarily due to an increase in our average fuel cost per gallon from $1.60 for the six months ended June 30, 2016 to $1.92 for the six months ended June 30, 2017. Aircraft fuel cost not directly-reimbursed from major airline partners consists of fuel cost incurred under our prorate arrangements. In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2017	2016	% Change
Fuel gallons purchased	37,160	36,107	2.9%
Fuel expense	$71,493	$57,638	24.0%

Ground handling service.  Ground handling service expense decreased $2.3 million, or 6.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. Ground handling service expense includes airport-related customer service costs (our employee customer service labor costs are reflected in salaries, wages and benefits), such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs. The decrease in ground handling service expense was primarily due to a reduction in passenger interruption related costs during the six months ended June 30, 2016.

Other operating expenses.  Other operating expenses, primarily consisting of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs, decreased $3.5 million, or 2.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  Under our fixed-fee arrangements, landing fee and station rental expense are directly-reimbursed expenses.  The following table summarizes our other operating expenses (less directly-reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Other operating expenses	$150,262	$153,790	$(3,528)	(2.3)%
Less: directly-reimbursed landing fee and station rent from airline partners	8,288	6,464	1,824	28.2%
Other operating expenses excluding directly-reimbursed landing fee and station rent from airline partners	$141,974	$147,326	$(5,352)	(3.6)%

The decrease in other operating expense (less directly-reimbursed landing fees and station rents, expenses) was primarily related to the decrease in our fleet size and in other operating costs that resulted from the reduction in departures and block hour production of 6.6% and 6.2%, respectively, for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Interest Expense. Interest expense increased $15.6 million, or 43.3%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in interest expense was primarily related to the additional interest expense associated with the 47 E175 aircraft added to our fleet since June 30, 2016 which were debt financed.

Total airline expense.  Total airline expense (consisting of total operating expense and interest expense) decreased $9.6 million, or 0.7%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The following table summarizes our total airline expense less the directly-reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Total airline expense	$1,443,896	$1,453,480	(9,584)	(0.7)%
Less: directly-reimbursed fuel from airline partners	32,989	23,916	9,073	37.9%
Less: directly-reimbursed landing fee and station rent from airline partners	8,288	6,464	1,824	28.2%
Less: directly-reimbursed engine maintenance from airline partners	33,882	32,990	892	2.7%
Total airline expense excluding directly-reimbursed fuel, landing fee, station rent and engine maintenance	$1,368,737	$1,390,110	(21,373)	(1.5)%

Total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) decreased $21.4 million, or 1.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in total airline expenses (excluding directly-reimbursed fuel, engine overhaul, landing fees and station rents) was primarily due to the reduction in fleet size and related block hour production of 6.2% during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Income taxes. Our provision for income taxes was 36.0% and 39.3% for the six months ended June 30, 2017 and 2016, respectively. The reduction in our effective tax rate was primarily due to a $3.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2017 pursuant to ASU No. 2016‑09 and a year over year increase in income before income taxes which diluted the effective tax rate impact related to expenses not deductible for tax purposes.  The effective rate of our income tax provision may vary in future periods under ASU No. 2016‑09 based on multiple variables including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $85.3 million, or $1.61 per diluted share, for the six months ended June 30, 2017, compared to net income of $67.3 million, or $1.29 per diluted share, for the six months ended June 30, 2016.

Our Business Segments

Three Months Ended June 30, 2017 and 2016

For the three and six months ended June 30, 2017 and 2016, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$537,749	$504,107	$33,642	6.7%
ExpressJet operating revenues	212,025	266,241	(54,216)	(20.4)%
SkyWest Leasing operating revenues	59,985	30,990	28,995	93.6%
Total Operating Revenues	$809,759	$801,338	$8,421	1.1%
Airline Expenses:
SkyWest Airlines airline expense	$466,376	$434,896	$31,480	7.2%
ExpressJet airline expense	216,158	276,473	(60,315)	(21.8)%
SkyWest Leasing airline expense	47,692	24,119	23,573	97.7%
Total Airline Expense(1)	$730,226	$735,488	$(5,262)	(0.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$71,373	$69,211	$2,162	3.1%
ExpressJet segment loss	(4,133)	(10,232)	6,099	(59.6)%
SkyWest Leasing profit	12,293	6,871	5,422	78.9%
Total Segment Profit	$79,533	$65,850	$13,683	20.8%
Interest Income	1,330	485	845	174.2%
Consolidated Income Before Taxes	$80,863	$66,335	$14,528	21.9%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $2.2 million, or 3.1%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. SkyWest Airlines block hour production increased to 303,921, or 7.9%, for the three months ended June 30, 2017, from 281,622 for the three months ended June 30, 2016, primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2016.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $33.6 million, or 6.7%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily due to revenue associated with 47 additional E175 aircraft subsequent to June 30, 2016. SkyWest Airlines revenue for the three months ended June 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of its major airline partners, and SkyWest Airlines did not have a comparable matter for the three months ended June 30, 2017.

SkyWest Airlines Airline Expense increased by $31.5 million, or 7.2%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $15.7 million, or 9.2%, for the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The increase was primarily due to the additional block hour production along with crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $15.4 million, or 19.0%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The increase was primarily attributable to a higher number of engines placed under its Power-by-the-Hour engine maintenance contracts for its additional E175 aircraft and direct maintenance costs related to the increased volume of departures.

•

SkyWest Airlines’ aircraft rental expenses decreased $5.7 million, or 11.2%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a reduction in the number of aircraft financed through leases in its fleet subsequent to June 30, 2016.

•

SkyWest Airlines’ fuel expense increased $4.9 million, or 15.4%, compared to the three months ended June 30, 2016.  The increase in fuel expense was primarily due to an increase in the average fuel cost per gallon in 2017 compared to 2016 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.89 and $1.69 for the three months ended June 30, 2017 and 2016, respectively.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $6.1 million, or 59.6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. ExpressJet’s block hour production decreased to 163,179, or 22.9%, for the three months ended June 30, 2017, from 211,714 for the three months ended June 30, 2016, primarily due to the removal of 50-seat aircraft.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $54.2 million, or 20.4%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s 50-seat aircraft.

ExpressJet’s Airline Expense decreased $60.3 million, or 21.8%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits expense decreased $24.1 million, or 17.9%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a reduction in direct labor costs associated with 22.9% fewer block hours produced year over year.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $5.3 million, or 8.6%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease was primarily due to the decrease in fleet size subsequent to June 30, 2016, and a decrease in the number of directly-reimbursed engine events. Additionally, ExpressJet’s aircraft maintenance, materials and repairs expense for the three months ended June 30, 2016 included $3.0 million of maintenance costs associated with an early lease termination on three CRJ700 aircraft, and ExpressJet did not have a comparable expense for the three months ended June 30, 2017.

•

ExpressJet’s aircraft rental expenses decreased $11.5 million, or 53.4%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to a reduction of our fleet size that were financed through leases subsequent to June 30, 2016. Additionally, ExpressJet’s aircraft rental expense for the three months ended June 30, 2016 included $6.8 million of costs associated with an early lease termination on three CRJ700 aircraft, and ExpressJet did not have a comparable expense for the three months ended June 30, 2017.

•

ExpressJet’s depreciation expense decreased $9.7 million, or 45.4%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016. The decrease in depreciation expense was primarily due to a reduction in owned 50-seat aircraft related long-lived assets since June 30, 2016.

•

ExpressJet’s other operating expense decreased $8.3 million, or 26.2%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016.  The decrease was primarily due to a decrease in direct operating costs associated with a 22.9% reduction in block hour production year over year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $5.4 million, or 78.9%, during the three months ended June 30, 2017, compared to the three months ended June 30, 2016, primarily due to 47 E175 aircraft added to our fleet subsequent to June 30, 2016.

Six Months Ended June 30, 2017 and 2016

	For the six months ended June 30,
	(dollar amounts in thousands)
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,020,703	$970,403	$50,300	5.2%
ExpressJet operating revenues	440,683	534,048	(93,365)	(17.5)%
SkyWest Leasing operating revenues	113,788	58,963	54,825	93.0%
Total Operating Revenues	$1,575,174	$1,563,414	$11,760	0.8%
Airline Expenses:
SkyWest Airlines airline expense	$907,545	$855,639	$51,906	6.1%
ExpressJet airline expense	446,765	552,215	(105,450)	(19.1)%
SkyWest Leasing airline expense	89,586	45,626	43,960	96.3%
Total Airline Expense(1)	$1,443,896	$1,453,480	$(9,584)	(0.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$113,158	$114,764	$(1,606)	(1.4)%
ExpressJet segment loss	(6,082)	(18,167)	12,085	(66.5)%
SkyWest Leasing profit	24,202	13,337	10,865	81.5%
Total Segment Profit	$131,278	$109,934	$21,344	19.4%
Interest Income	1,990	915	1,075	117.5%
Consolidated Income Before Taxes	$133,268	$110,849	$22,419	20.2%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit decreased $1.6 million, or 1.4%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. SkyWest Airlines block hour production increased to 581,756, or 5.2%, for the six months ended June 30, 2017, from 553,158 for the six months ended June 30, 2016, primarily due to the additional block hour production from the new E175 aircraft added subsequent to June 30, 2016.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

SkyWest Airlines Operating Revenues increased by $50.3 million, or 5.2%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to revenue associated with 47 additional E175 aircraft subsequent to June 30, 2016. SkyWest Airlines revenue for the six months ended June 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of its major airline partners, and SkyWest Airlines did not have a comparable matter for the six months ended June 30, 2017.

SkyWest Airlines Airline Expense increased by $51.9 million, or 6.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase in the SkyWest Airlines Airline Expense was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $27.1 million, or 8.0%, for the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily due to the additional block hour production along with crew training associated with the new E175 aircraft deliveries.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $21.5 million, or 14.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The increase was primarily attributable to a higher number of engines placed under its Power-by-the-Hour engine maintenance contracts for its additional E175 aircraft and direct maintenance costs related to the increased volume of departures.

•

SkyWest Airlines’ aircraft rental expenses decreased $9.1 million, or 8.9%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a reduction in the number of aircraft financed through leases in its fleet subsequent to June 30, 2016.

•

SkyWest Airlines’ fuel expense increased $13.7 million, or 24.2%, compared to the six months ended June 30, 2016.  The increase in fuel expense was primarily due to an increase in the average fuel cost per gallon in 2017 compared to 2016 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.92 and $1.60 for the six months ended June 30, 2017 and 2016, respectively.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $12.1 million, or 66.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. ExpressJet’s block hour production decreased to 338,027, or 20.8%, for the six months ended June 30, 2017, from 427,051 for the six months ended June 30, 2016, primarily due to the removal of 50-seat aircraft.  Significant items contributing to the ExpressJet segment loss are set forth below.

ExpressJet Operating Revenues decreased by $93.4 million, or 17.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The decrease in ExpressJet Operating Revenues was primarily due to a reduction in scheduled departures in ExpressJet’s 50-seat aircraft.

ExpressJet Airline Expense decreased $105.5 million, or 19.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The decrease in ExpressJet Airline Expense was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits expense decreased $41.2 million, or 15.1%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a reduction in direct labor costs associated with 20.8% fewer block hours produced year over year.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $18.0 million, or 14.0%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016.  The decrease was primarily due to the decrease in fleet size subsequent to June 30, 2016 and a decrease in the number of directly-reimbursed engine events. Additionally, ExpressJet’s aircraft maintenance, materials and repairs expense for the six months ended June 30, 2016 included $3.0 million of maintenance costs associated with an early lease termination on three CRJ700 aircraft and ExpressJet did not have a comparable expense for the six months ended June 30, 2017.

•

ExpressJet’s aircraft rental expenses decreased $17.5 million, or 46.9%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to a reduction of our fleet size that was financed through leases subsequent to June 30, 2016.  Additionally, ExpressJet’s aircraft rental expense for the six months ended June 30, 2016 included $6.8 million of costs associated with an early lease termination on three CRJ700 aircraft and ExpressJet did not have a comparable expense for the six months ended June 30, 2017.

•

ExpressJet’s depreciation expense decreased $16.5 million, or 38.6%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease in depreciation expense was primarily due to a reduction in 50-seat owned aircraft related long-lived assets since June 30, 2016.

•

ExpressJet’s other operating expense decreased $9.6 million, or 15.9%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The decrease was primarily due to a decrease in direct operating costs associated with a 20.8% reduction in block hour production year over year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $10.9 million, or 81.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016, primarily due to 47 E175 aircraft added to our fleet subsequent to June 30, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2017 and 2016, and our total cash and marketable securities positions as of June 30, 2017 and December 31, 2016 (in thousands):

	For the six months ended June 30,
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$331,783	$228,034	$103,749	45.5%
Net cash used in investing activities	(528,340)	(313,183)	(215,157)	68.7%
Net cash provided by financing activities	193,239	110,096	83,143	75.5%

	June 30,	December 31,
	2017	2016	$ Change	% Change
Cash and cash equivalents	$143,448	$146,766	$(3,318)	(2.3)%
Restricted cash	8,262	8,243	19	0.2%
Marketable securities	482,809	409,898	72,911	17.8%
Total cash and marketable securities	$634,519	$564,907	$69,612	12.3%

Cash Flows provided by Operating Activities

Net cash provided by operating activities increased $103.7 million, or 45.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $22.4 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 and cash provided by changes in current assets and liabilities of $80.3 million.

Cash Flows used in Investing Activities

Net cash used in investing activities increased $215.2 million, or 68.7%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase in cash used in investing activities was primarily due to net purchases of marketable securities, which increased by $83.1 million from the six months ended June 30, 2016 to the six months ended June 30, 2017, and the acquisition of 17 E175 aircraft and the related spare aircraft assets during the six months ended June 30, 2017, compared to eleven E175 aircraft and the related spare aircraft assets purchased during the six months ended June 30, 2016, which in total represented an increase of $199.8 million. These uses of cash were partially offset by proceeds received from the sale of 15 CRJ200 aircraft, eleven EMB120 aircraft and one CRJ700 aircraft for $50.7 million during the six months ended June 30, 2017.

Cash Flows provided by Financing Activities

Net cash provided by financing activities increased $83.1 million, or 75.5%, during the six months ended June 30, 2017, compared to the six months ended June 30, 2016. The increase was primarily related to proceeds from the issuance of long-term debt of $384.8 million associated with 17 E175 aircraft acquired during the six months ended June 30, 2017, compared to the proceeds from issuance of debt of $249.0 million associated with eleven E175 aircraft acquired during the six months ended June 30, 2016. This increase in cash provided by financing activities was partially offset by an additional $33.2 million used as principal payments on long-term debt primarily due to the payoff of debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold during the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017, we used $13.9 million to purchase treasury shares and towards the net settlement of income taxes on employee equity awards that vested or stock options that were exercised.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2017, our total capital mix was 36.7% equity and 63.3% long-term debt, compared to 37.6% equity and 62.4% long-term debt at December 31, 2016.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	July - 2017	2018	2019	2020	2021	Thereafter
Operating lease payments for aircraft and facility obligations	$842,292	$76,117	$157,512	$123,878	$135,746	$112,536	$236,503
Firm aircraft and spare engine commitments	67,590	33,087	14,787	14,787	4,929	—	—
Interest commitments(1)	566,265	54,790	99,990	87,424	75,152	64,007	184,902
Principal maturities on long-term debt	2,786,258	155,887	309,850	312,188	279,007	266,011	1,463,315
Total commitments and obligations	$4,262,405	$319,881	$582,139	$538,277	$494,834	$442,554	$1,884,720

(1)	At June 30, 2017, we had variable rate notes representing 3.3% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

In 2014, we announced an agreement with Embraer, S.A. for the purchase of new E175 aircraft. We have entered into contracts for firm deliveries of 104 aircraft under the agreement. As of June 30, 2017, we had taken delivery of 103 E175s. We anticipate taking delivery of the remaining E175 covered by the firm order by the end of 2017.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the remaining firm order for one E175 aircraft purchase with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2017, we had 372 aircraft under lease with remaining terms ranging from one year or less to eight years. Future minimum lease payments due under all long-term operating leases were approximately $842.3 million at June 30, 2017. Assuming a 4.77% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $687.5 million at June 30, 2017.

Long-term Debt Obligations

As of June 30, 2017, we had $2.8 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.9% at June 30, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2017, prorate flying arrangements represented approximately 11.4% of our total passenger revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $9.6 million in fuel expense for the six months ended June 30, 2017.

Interest Rates

Our earnings are affected by changes in interest rates due to the amounts of variable rate long-term debt and the amount of cash and securities held. The interest rates applicable to variable rate notes may rise and increase the amount of interest expense. We would also receive higher amounts of interest income on cash and securities held at the time; however, the market value of our available-for-sale securities would likely decline. At June 30, 2017, we had variable rate notes representing 3.3% of our total long-term debt compared to 5.1% of our long-term debt at December 31, 2016. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based on this hypothetical assumption, we would have incurred an additional $0.5 million in interest expense and received $2.9 million in additional interest income for the six months ended June 30, 2017. However, under our contractual arrangements with our major airline partners, the majority of the increase in interest expense would be passed through and recorded as passenger revenue in our consolidated statements of operations and comprehensive loss. Also for illustrative purposes only, we have estimated the impact of a hypothetical decrease in interest rates of one percentage point for both variable rate long-term debt and cash and securities. Based upon this hypothetical example, we would have recognized $0.5 million less in interest expense and received $2.9 million less in interest income for the six months ended June 30, 2017. If interest rates were to decline, our major airline partners would receive the principal benefit of the decline, since interest expense is generally passed through to our major airline partners, resulting in a reduction to passenger revenue in our consolidated statement of operations and comprehensive income.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2017, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2017, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports filed with the SEC are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $100.0 million of our common stock. During the three months ended June 30, 2017, we did not repurchase any additional shares of our common stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2017.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer