Form 10-Q
period 2017-09-30
SKYWEST INC
filed 2017-11-03
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common stock, no par value	51,842,527

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2017	2016
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$98,085	$146,766
Marketable securities	569,080	409,898
Restricted cash	8,278	8,243
Receivables, net	40,337	46,916
Inventories, net	121,235	118,509
Prepaid aircraft rents	126,693	162,360
Other current assets	30,424	25,100
Total current assets	994,132	917,792

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,252,416	4,839,501
Deposits on aircraft	49,000	38,800
Buildings and ground equipment	246,055	261,704
	5,547,471	5,140,005
Less-accumulated depreciation and amortization	(1,405,207)	(1,318,308)
Total property and equipment, net	4,142,264	3,821,697

OTHER ASSETS:
Intangible assets, net	6,121	8,249
Long-term prepaid assets	204,457	218,505
Other assets	42,472	41,723
Total other assets	253,050	268,477
Total assets	$5,389,446	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2017	2016
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$303,423	$305,460
Accounts payable	276,307	241,215
Accrued salaries, wages and benefits	149,881	139,885
Taxes other than income taxes	23,883	15,618
Other current liabilities	45,640	45,087
Total current liabilities	799,134	747,265

OTHER LONG TERM LIABILITIES	46,574	50,844

LONG TERM DEBT, net of current maturities	2,380,792	2,240,051

DEFERRED INCOME TAXES PAYABLE	640,685	565,404

DEFERRED AIRCRAFT CREDITS	46,546	53,459

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 80,266,365 and 79,781,305 shares issued, respectively	668,970	657,353
Retained earnings	1,231,169	1,103,751
Treasury stock, at cost, 28,423,779 and 28,015,386 shares, respectively	(424,420)	(410,090)
Accumulated other comprehensive loss	(4)	(71)
Total stockholders’ equity	1,475,715	1,350,943
Total liabilities and stockholders’ equity	$5,389,446	$5,007,966

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
OPERATING REVENUES:
Passenger	$812,295	$781,475	$2,349,047	$2,310,678
Ground handling and other	19,641	18,301	58,063	52,512
Total operating revenues	831,936	799,776	2,407,110	2,363,190
OPERATING EXPENSES:
Salaries, wages and benefits	303,997	305,958	899,966	915,743
Aircraft maintenance, materials and repairs	148,787	143,573	433,467	424,722
Depreciation and amortization	74,095	71,743	215,415	209,431
Aircraft rentals	54,976	65,766	168,098	205,458
Aircraft fuel	42,071	33,189	113,564	90,827
Ground handling services	16,693	16,498	52,130	54,225
Other operating expenses	78,948	77,215	229,211	231,004
Total operating expenses	719,567	713,942	2,111,851	2,131,410
OPERATING INCOME	112,369	85,834	295,259	231,780
OTHER INCOME (EXPENSE):
Interest income and other	1,408	591	3,398	1,506
Interest expense	(27,101)	(19,865)	(78,713)	(55,876)
Total other expense, net	(25,693)	(19,274)	(75,315)	(54,370)
INCOME BEFORE INCOME TAXES	86,676	66,560	219,944	177,410
PROVISION FOR INCOME TAXES	32,960	25,238	80,966	68,751
NET INCOME	$53,716	$41,322	$138,978	$108,659

BASIC EARNINGS PER SHARE	$1.04	$0.80	$2.68	$2.11
DILUTED EARNINGS PER SHARE	$1.01	$0.79	$2.62	$2.08
Weighted average common shares:
Basic	51,833	51,627	51,801	51,421
Diluted	53,080	52,471	53,087	52,224

COMPREHENSIVE INCOME:
Net income	$53,716	$41,322	$138,978	$108,659
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	11	(11)	67	217
TOTAL COMPREHENSIVE INCOME	$53,727	$41,311	$139,045	$108,876

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2017	2016
NET CASH PROVIDED BY OPERATING ACTIVITIES	$532,289	$399,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,002,624)	(2,160,567)
Sales of marketable securities	843,509	1,941,209
Proceeds from the sale of aircraft, property and equipment	51,079	1,848
Acquisition of property and equipment:
Aircraft and rotable spare parts	(563,524)	(619,805)
Deposits on aircraft	(46,733)	—
Buildings and ground equipment	(8,275)	(11,256)
Aircraft deposits applied towards acquired aircraft	36,533	—
Increase in other assets	(5,019)	(2,156)

NET CASH USED IN INVESTING ACTIVITIES	(695,054)	(850,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	384,825	497,510
Principal payments on long-term debt	(245,745)	(198,394)
Net proceeds from issuance of common stock	3,447	10,214
Purchase of treasury stock and cash tax withholding on shares issued	(14,330)	—
Increase in debt issuance cost	(3,245)	(4,520)
Payment of cash dividends	(10,868)	(6,669)

NET CASH PROVIDED BY FINANCING ACTIVITIES	114,084	298,141

Decrease in cash and cash equivalents	(48,681)	(153,268)
Cash and cash equivalents at beginning of period	146,766	203,035

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$98,085	$49,767

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest, net of capitalized amounts	$77,915	$54,314
Income taxes	$2,354	$944

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers” (“ASU No. 2014‑09”).  Under ASU No. 2014‑09, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.  In July 2015, the FASB deferred the effective date of ASU No. 2014‑09 for annual reporting periods beginning after December 15, 2017.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations.  The Company continues to assess the potential impacts of ASU No. 2014‑09 on its fixed-fee contracts, prorate flying agreements, ground handling agreements and other revenue transactions.  The Company believes the principal versus agent considerations under ASU No. 2014-09 may result in the Company recording certain directly reimbursed expenses under its fixed-fee contracts, such as fuel and certain airport related expenses as a reduction to the applicable operating expense rather than revenue.    The Company currently does not anticipate the adoption of ASU No. 2014‑09 will have a material impact on its net income.    ASU No. 2014‑09 is required to be applied either full retrospective to each prior reporting period presented or modified retrospective with the cumulative effect of initially applying it at the date of initial application.  The Company anticipates using the full retrospective method of adoption.

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

The Company adopted ASU No. 2016‑09 as of January 1, 2017.  As a result of employee stock awards that vested and stock options that were exercised during the three months ended March  31, 2017, the Company recorded a discrete income tax benefit of $3.0 million for the same period.  The adoption of ASU No. 2016-09 did not have a material effect on the Company’s financial results for the three months ended September 30, 2017. The adoption of ASU No. 2016‑09 did not have a material impact on the statement of cash flows presentation, which the Company adopted prospectively.

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

Note 2 — Passenger and Ground Handling and Other Revenue

The Company recognizes passenger and ground handling revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel expenses and landing fee expenses. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in passenger revenues. For the nine months ended September 30, 2017, fixed-fee arrangements represented approximately 87.8% of the Company’s total passenger revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. For the nine months ended September 30, 2017, prorate flying arrangements represented approximately 12.2% of the Company’s total passenger revenue.

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

The following table summarizes the significant provisions of each code share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	63 27 36 18	•Individual aircraft have scheduled removal dates from 2017 to 2026
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900	2 33 24	•Individual aircraft have scheduled removal dates from 2017 to 2018
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	24	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	56 20 65	•Individual aircraft have scheduled removal dates from 2017 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	3 115	•Individual aircraft have scheduled removal dates from 2017 to 2022
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	22	•Terminable with 120-day notice
American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	10 37	•CRJ200 aircraft are scheduled to expire in 2017 and the CRJ700 aircraft are scheduled to expire in 2019
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	7	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 700	12	•CRJ700 aircraft are scheduled to expire in 2019

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	7 2 21	•Individual aircraft have scheduled removal dates from 2017 to 2029

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (which are typically configured with 76 seats) (“E175”) or E175 SC dual-class regional jet aircraft (which are typically configured with 70 seats) (“E175 SC”) into service for those major airline partners.  As of September 30, 2017, the Company anticipated placing an additional 14 E175 aircraft with Alaska and 31 E175 or E175 SC aircraft with Delta. The delivery dates for the new E175/E175 SC aircraft are expected to take place by the end of 2018.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the nine months ended September 30, 2017, the Company granted 22,617 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $35.81. Additionally, during the nine months ended September 30, 2017, the Company granted 160,137 restricted stock units and 119,315 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries.  In addition to the three-year vesting period, certain performance metrics of the Company must be met before the recipient will receive any shares of stock attributable to the restricted stock units and performance shares. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $35.81 per share. During the nine months ended September 30, 2017, the Company did not grant any options to purchase shares of common stock.

With the adoption of ASU No. 2016‑09, the Company accounts for forfeitures of restricted stock units and performance share grants in 2017 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the three months ended September 30, 2017 and 2016, the Company recorded pre-tax share-based compensation expense of $2.4 million and $1.9 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded pre-tax share-based compensation expense of $8.2 million and $5.8 million, respectively.

The Company repurchased 281,000 shares of its common stock for $10.0 million during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, the Company paid $4.3 million for a net settlement of the income tax obligation on employee equity awards. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2016.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three and nine months ended September 30, 2017, all outstanding options were included in the computation of Diluted EPS. During the three months ended September 30, 2016, all outstanding options were included in the computation of Diluted EPS. During the nine months ended September 30, 2016, options to acquire 2,000 shares were excluded from the Diluted EPS computation as the impact would have been anti-dilutive.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator:
Net Income	$53,716	$41,322	$138,978	$108,659

Denominator:
Weighted average number of common shares outstanding	51,833	51,627	51,801	51,421
Effect of outstanding share-based awards	1,247	844	1,286	803
Weighted average number of shares for diluted net income per common share	53,080	52,471	53,087	52,224

Basic earnings per share	$1.04	$0.80	$2.68	$2.11
Diluted earnings per share	$1.01	$0.79	$2.62	$2.08

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$578,109	$191,516	$62,311	$831,936
Operating expense	491,115	200,492	27,960	719,567
Depreciation and amortization expense	34,049	12,573	27,473	74,095
Interest expense	5,276	1,017	20,808	27,101
Segment profit (loss) (1)	81,718	(9,993)	13,543	85,268
Identifiable intangible assets, other than goodwill	—	6,121	—	6,121
Total assets (as of September 30, 2017)	2,088,048	721,939	2,579,459	5,389,446
Capital expenditures (including non-cash)	27,118	2,259	24,122	53,499

	Three months ended September 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$502,600	$260,362	$36,814	$799,776
Operating expense	436,504	261,003	16,435	713,942
Depreciation and amortization expense	34,942	20,726	16,075	71,743
Interest expense	6,584	1,597	11,684	19,865
Segment profit (loss) (1)	59,512	(2,238)	8,695	65,969
Identifiable intangible assets, other than goodwill	—	8,811	—	8,811
Total assets (as of September 30, 2016)	2,174,376	1,268,096	1,692,706	5,135,178
Capital expenditures (including non-cash)	15,385	3,296	290,420	309,101

(1)	Segment profit (loss) is equal to operating income less interest expense

The following represents the Company’s segment data for the nine-month periods ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$1,598,812	$632,199	$176,099	$2,407,110
Operating expense	1,387,125	645,055	79,671	2,111,851
Depreciation and amortization expense	98,396	38,808	78,211	215,415
Interest expense	16,811	3,219	58,683	78,713
Segment profit (loss) (1)	194,876	(16,075)	37,745	216,546
Identifiable intangible assets, other than goodwill	—	6,121	—	6,121
Total assets (as of September 30, 2017)	2,088,048	721,939	2,579,459	5,389,446
Capital expenditures (including non-cash)	85,895	12,414	474,091	572,400

	Nine months ended September 30, 2016
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues	$1,473,003	$794,410	$95,777	$2,363,190
Operating expense	1,278,730	809,478	43,202	2,131,410
Depreciation and amortization expense	103,858	63,453	42,120	209,431
Interest expense	19,997	5,337	30,542	55,876
Segment profit (loss) (1)	174,276	(20,405)	22,033	175,904
Identifiable intangible assets, other than goodwill	—	8,811	—	8,811
Total assets (as of September 30, 2016)	2,174,376	1,268,096	1,692,706	5,135,178
Capital expenditures (including non-cash)	37,270	10,346	583,445	631,061

(1)	Segment profit (loss) is equal to operating income less interest expense

Note 6 — Commitments and Contingencies

As of September  30, 2017, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms as of September  30, 2017 (in thousands):

October through December 2017	$43,077
2018	137,046
2019	102,877
2020	121,280
2021	112,535
Thereafter	236,503
$753,318

As of September  30, 2017, the Company had a firm purchase commitment for 45 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018.

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

As of September 30, 2017 and December 31, 2016, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$414,578	$—	$414,578	$—
Commercial paper	154,502	—	154,502	—
	$569,080	$—	$569,080	$—
Cash, Cash Equivalents and Restricted Cash	106,363	106,363	—	—
Total Assets Measured at Fair Value	$675,443	$106,363	$569,080	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$409,885	$—	$409,885	$—
Commercial paper	13	—	13	—
	$409,898	$—	$409,898	$—
Cash, Cash Equivalents and Restricted Cash	155,009	155,009	—	—
Total Assets Measured at Fair Value	$564,907	$155,009	$409,898	$—

The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September  30, 2017.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September  30, 2017 and December 31, 2016, the Company classified $569.1 million and $409.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of September 30, 2017 and December 31, 2016, the cost of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $667.2 million and $556.8 million, respectively.  As of September 30, 2017 and December 31, 2016, the fair value of the Company’s total cash and cash equivalents and available for sale securities (excluding restricted cash) was $667.2 million and $556.7 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.72 billion as of September 30, 2017 and $2.57 billion as of December 31, 2016, as compared to the carrying amount of $2.71 billion as of September 30, 2017 and $2.57 billion as of December 31, 2016.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of September  30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Current portion of long-term debt	$307,032	$308,945
Current portion of unamortized debt issue cost, net	(3,609)	(3,485)
Current portion of long-term debt, net of debt issue costs	$303,423	$305,460

Long-term debt, net of current maturities	$2,402,996	$2,261,959
Long-term portion of unamortized debt issue cost, net	(22,204)	(21,908)
Long-term debt, net of current maturities and debt issue costs	$2,380,792	$2,240,051

Total long-term debt (including current portion)	$2,710,028	$2,570,904
Total unamortized debt issue cost, net	(25,813)	(25,393)
Total long-term debt, net of debt issue costs	$2,684,215	$2,545,511

During the nine months ended September 30, 2017, the Company took delivery of 18 E175 aircraft, which the Company financed through $384.8 million of long-term debt.  The debt associated with the E175 aircraft delivered during the nine months ended September 30, 2017 has a twelve-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.3% to 4.7% and is secured by the E175 aircraft.

As of September 30, 2017 and December 31, 2016, the Company had $85.2 million in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 38.0% and 36.8%, respectively. The Company’s effective tax rate for the three and nine months ended September 30, 2017 varied from the federal statutory rate of 35% primarily due to provision for state income taxes and the impact of non-deductible crew per diem meal expenses, which were partially offset by a discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during such periods.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2017, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2017 and 2016. Also discussed is our financial condition as of September 30, 2017 and December 31, 2016. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2017, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of September 30, 2017, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 3,000 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2017, SkyWest Airlines and ExpressJet had a total fleet of 637 aircraft, of which 604 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	Total
United	78	20	—	3	115	65	281
Delta	89	60	60	—	—	18	227
American	17	49	—	—	—	—	66
Alaska	7	2	—	—	—	21	30
Aircraft in scheduled service	191	131	60	3	115	104	604
Subleased to an un-affiliated entity	4	—	—	—	—	—	4
Other*	14	6	4	—	5	—	29
Total	209	137	64	3	120	104	637

*As of September 30, 2017, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between flying code-share agreements with our major airline partners. During the nine months ended September 30, 2017, we sold eleven owned Embraer Brasilia EMB120 (“EMB120”) 30-seat turboprop aircraft at net book value.

As of September 30, 2017, approximately 46.5% of our aircraft in scheduled service operated for United, approximately 37.6% was operated for Delta, approximately 10.9% was operated for American and approximately 5.0% was operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the nine months ended September 30, 2017, contract flying revenue and prorate revenue represented approximately 87.8% and 12.2%, respectively, of our total passenger revenues. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Third Quarter Summary

Our total operating revenues of $831.9 million for the three months ended September 30, 2017 increased 4.0%  compared to total operating revenues of  $799.8 million for the three months ended September 30, 2016. We had net income of $53.7 million, or $1.01 per diluted share, for the three months ended September 30, 2017, compared to net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2016.

Significant items affecting our financial performance during the three months ended September 30, 2017 are outlined below:

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

Although the number of our aircraft operating in scheduled service decreased by 5.9% since September 30, 2016, and we had a 4.8% reduction in our block hour production since September 30, 2016, our total revenues increased $32.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016.  The increase in revenue, despite the decrease in fleet size and block hour production, was primarily driven by the increase in revenue from 37 new E175 aircraft added to flying arrangements since September 30, 2016,  significantly offset by the removal of 76 CRJ200s, ERJ145s and Canadair CRJ900 regional jet aircrafts (“CRJ900s”) with a lower revenue per aircraft since September 30, 2016.

Operating Expenses

Our total operating expenses increased $5.6 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  This increase was primarily due to an increase in our average fuel cost per gallon and an increase in engine maintenance costs as an increased percentage of our fleet are under long-term Power-By-The-Hour maintenance agreements (see Other Accounting Items). Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of September 30, 2017 and 2016:

Aircraft in Service	September 30, 2017	September 30, 2016
CRJ200s	191	213
CRJ700s	131	130
CRJ900s	60	64
ERJ145/135s	118	168
E175s	104	67
Total	604	642

Changes in our fleet activity from September 30, 2016 to September 30, 2017 are summarized as follows:

Aircraft available for scheduled service at September 30, 2016:		642
Additions:
New E175 aircraft added with United:	16
New E175 aircraft added with Alaska:	8
New E175 aircraft added with Delta:	13
New Aircraft added to fleet:		37
Removals, net:
ERJ145/ERJ135 aircraft removed from service:	(50)
CRJ200 aircraft removed from service:	(22)
CRJ900 aircraft removed from service:	(4)
Total Removals, net:		(76)
Temporary placement of used CRJ700 aircraft:		1
Aircraft available for scheduled service at September 30, 2017:		604

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

Other Accounting Items

Directly reimbursed expenses under our fixed-fee arrangements. Under our fixed-fee arrangements, our major airline partners directly reimburse us for certain operating expenses such as fuel, station rents and landing fees.  When we incur directly reimbursed expenses under our fixed-fee arrangements, we record the reimbursement as passenger revenue. Thus, the price and volume volatility of directly reimbursed expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

Reimbursement for engine overhaul expenses under our fixed-fee arrangements. Under certain of our fixed fee arrangements, we are directly reimbursed for engine overhaul costs when incurred (“Directly reimbursed Engine Contracts”).  Under our other fixed-fee arrangements, we are paid fixed hourly rates intended to cover certain operating expenses, including engine overhaul costs (“Fixed-Rate Engine Contracts”).  Because these reimbursed expenses are recognized as revenue from our partners, the price and volume volatility of directly reimbursed engine expenses may impact the comparability of revenue to previous periods and may impact the comparability of operating expenses to previous periods, without impacting the comparability of our operating income of those same periods.

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

The table below summarizes how we are compensated by our major airline partners under our flying contracts for engine maintenance expense and the method we use to recognize the corresponding expense:

Fixed-fee contract	Compensation of Engine Expense	Expense Recognition
SkyWest Delta Connection (CRJs)	Fixed-Rate Engine Contracts and Directly Reimbursed Engine Contracts	Direct Expense
SkyWest Delta Connection (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet Delta Connection (CRJs)	Directly Reimbursed Engine Contracts	Direct Expense
SkyWest United Express (CRJ200, CRJ700, E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet United (ERJ135, ERJ145)	Directly Reimbursed Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (CRJ200, CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
Alaska Agreement (E175)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
SkyWest American Agreements (CRJ200, CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract
ExpressJet American Agreement (CRJ700)	Fixed-Rate Engine Contracts	Power-by-the-Hour Contract

Recent Accounting Pronouncements

See Note 1  to the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2017 and 2016

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes  for the periods identified below:

	For the three months ended September 30,
	2017	2016	% Change
Block hours	469,901	493,547	(4.8)%
Departures	281,921	296,962	(5.1)%
Passengers carried	13,475,674	14,028,703	(3.9)%
Passenger load factor	80.0%	83.4%	(3.4)	pts
Average passenger trip length (miles)	503	517	(2.7)%

Revenues.  Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Passenger revenues	$812,295	$781,475	$30,820	3.9%
Less: directly reimbursed fuel from airline partners	19,280	13,425	5,855	43.6%
Less: directly reimbursed landing fee and station rent from airline partners	3,967	4,025	(58)	(1.4)%
Less: directly reimbursed engine maintenance from airline partners	17,718	15,425	2,293	14.9%
Passenger revenue excluding directly reimbursed fuel, landing fee, station rent and engine maintenance	$771,330	$748,600	$22,730	3.0%

The $22.7 million increase in passenger revenues (excluding directly reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners) was primarily driven by 37 new E175 aircraft added to flying arrangements since September 30, 2016, significantly offset by the removal of 76 CRJ200, ERJ145/135 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since September 30, 2016.

Our passenger revenue attributed to our directly reimbursed fuel, landing fees, station rents and engine overhaul expenses increased by $8.1 million, or 24.6%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  This increase in directly reimbursed expenses was primarily due to an increase in directly reimbursed engine events and an increase in our average fuel cost per gallon from $1.75 for the three months ended September 30, 2016, to $1.99 for the three months ended September 30, 2017.

Ground handling and other.  Total ground handling and other revenues increased $1.3 million, or 7.3%, during the three months ended September 30, 2017, compared to the three months ended September 30, 2016.  The increase was primarily related to an increase in ground handling operations provided to third party airlines on a short-term contract basis.

Individual expense components attributable to our operations are expressed in the following table (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$303,997	$305,958	$(1,961)	(0.6)%
Aircraft maintenance, materials and repairs	148,787	143,573	5,214	3.6%
Depreciation and amortization	74,095	71,743	2,352	3.3%
Aircraft rentals	54,976	65,766	(10,790)	(16.4)%
Aircraft fuel	42,071	33,189	8,882	26.8%
Ground handling services	16,693	16,498	195	1.2%
Other operating expenses	78,948	77,215	1,733	2.2%
Total operating expenses	$719,567	$713,942	$5,625	0.8%
Interest expense	27,101	19,865	7,236	36.4%
Total airline expenses	$746,668	$733,807	$12,861	1.8%

Salaries, wages and employee benefits.    The $2.0 million decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by higher crew compensation costs resulting from labor agreements executed during 2017.

Aircraft maintenance, materials and repairs.  The following table summarizes our aircraft maintenance, materials and repairs less the directly reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Aircraft maintenance, materials and repairs	$148,787	$143,573	$5,214	3.6%
Less: directly reimbursed engine maintenance from airline partners	17,718	15,425	2,293	14.9%
Aircraft maintenance, materials and repairs excluding directly reimbursed engine maintenance from airline partners	$131,069	$128,148	$2,921	2.3%

The $2.9 million increase in aircraft maintenance expense (excluding directly reimbursed engine overhaul costs) was primarily due to an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour maintenance agreements, including the additional 37 E175 aircraft added since September 2016, which was partially offset by a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 4.8%. Additionally, our aircraft maintenance, materials and repairs expense for the three months ended September 30, 2016 included $5.6 million of maintenance costs associated with an early lease termination on six CRJ700 aircraft, and we did not have a comparable expense for the three months ended September 30, 2017. The increase in directly reimbursed engine overhaul costs was primarily due to an increase in the number of overhaul events.

Depreciation and amortization.    The $2.4 million increase in depreciation and amortization expense was primarily due to the purchase of 37 E175 aircraft and spare engines subsequent to September 30, 2016, which was partially offset by a reduction of 50-seat owned aircraft and related depreciation during the same period.

Aircraft rentals.    The $10.8 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to September 30, 2016. Additionally, our aircraft rental expense for the three months ended September 30, 2016 included $3.2 million of costs associated with an early lease termination on six CRJ700 aircraft, and we did not have a comparable expense for the three months ended September 30, 2017.

Aircraft Fuel.  The following table summarizes our aircraft fuel expenses less directly reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Aircraft fuel expenses	$42,071	$33,189	$8,882	26.8%
Less: directly reimbursed fuel from airline partners	19,280	13,425	5,855	43.6%
Aircraft fuel less directly reimbursed fuel from airline partners	$22,791	$19,764	$3,027	15.3%

The $3.0 million increase in fuel cost (less directly reimbursed fuel from major airline partners) was primarily due to an increase in our average fuel cost per gallon from $1.75 for the three months ended September 30, 2016 to $1.99 for the three months ended September 30, 2017. Aircraft fuel costs incurred under our prorate agreements are not directly reimbursed from our major airline partners. In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2017	2016	% Change
Fuel gallons purchased	21,123	18,936	11.5%
Fuel expense	$42,071	$33,189	26.8%

Ground handling service.  Ground handling service expense includes airport-related customer service costs  (our employee customer service labor costs are reflected in salaries, wages and benefits, such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs). The $0.2 million increase in ground handling service expense was primarily due to an increase in outsourced airport gate and ramp agent service costs during the three months ended September 30, 2017.

Other operating expenses.  Other operating expenses, primarily consist of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs.  Under our fixed-fee arrangements, landing fee and station rental expense are directly reimbursed expenses.  The following table summarizes our other operating expenses (less directly reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Other operating expenses	$78,948	$77,215	$1,733	2.2%
Less: directly reimbursed landing fee and station rent from airline partners	3,967	4,025	(58)	(1.4)%
Other operating expenses excluding directly reimbursed landing fee and station rent from airline partners	$74,981	$73,190	$1,791	2.4%

The $1.8 million increase in other operating expense (less directly reimbursed landing fees and station rents, expenses) was primarily related to an increase in property taxes related to the new E175 aircraft added subsequent to September 30, 2016, which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The  $7.2 million increase in interest expense was primarily related to the additional interest expense associated with the 37 E175 aircraft added to our fleet since September 30, 2016 which were primarily debt financed.

Total airline expense.    The following table summarizes our total airline expense (consisting of total operating expense and interest expense) less the directly reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2017	2016	$ Change	% Change
Total airline expense	$746,668	$733,807	$12,861	1.8%
Less: directly reimbursed fuel from airline partners	19,280	13,425	5,855	43.6%
Less: directly reimbursed landing fee and station rent from airline partners	3,967	4,025	(58)	(1.4)%
Less: directly reimbursed engine maintenance from airline partners	17,718	15,425	2,293	14.9%
Total airline expense excluding directly reimbursed fuel, landing fee, station rent and engine maintenance	$705,703	$700,932	$4,771	0.7%

The $4.8 million increase in total airline expenses (excluding directly reimbursed fuel, engine overhaul, landing fees and station rents) was primarily related to the additional aircraft ownership costs associated with the 37 E175 aircraft added to our fleet since September 30, 2016, partially offset by a reduction in fleet size and related block hour production of 4.8% during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Income taxes. Our provision for income taxes was 38.0% and 37.9% for the three months ended September 30, 2017 and 2016, respectively. The increase in the effective tax rate relates to a reduction in valuation allowance in the three months ended September 30, 2016 related to certain state net operating losses we anticipate will be utilized before the benefit is scheduled to expire with no such reduction for the three months ended September 30, 2017, with such increase in the effective tax rate being neutralized primarily due to a $0.4 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended September 30, 2017 pursuant to ASU No. 2016‑09 and a year over year increase in income before income taxes which diluted the effective tax rate impact related to expenses not deductible for tax purposes.  The effective rate of our income tax provision may vary in future periods under ASU No. 2016‑09 based on multiple variables including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $53.7 million, or $1.01 per diluted share, for the three months ended September 30, 2017, compared to net income of $41.3 million, or $0.79 per diluted share, for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes  for the periods identified below:

	For the nine months ended September 30,
	2017	2016	% Change
Block hours	1,389,684	1,473,755	(5.7)%
Departures	826,109	879,891	(6.1)%
Passengers carried	38,861,025	40,612,654	(4.3)%
Passenger load factor	80.2%	81.9%	(1.7)	pts
Average passenger trip length (miles)	511	523	(2.3)%

Revenues.  Our total operating revenue includes passenger revenues, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements, and airport customer service revenue, including airport counter, gate, and ramp services, on flights we operate under our flying arrangements.  Our total operating revenue also includes ground handling and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services to other airlines on flights operated by other airlines, and government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements. Changes in our passenger revenue and ground handling and other revenue are summarized below.

Passenger revenues.  Under our fixed-fee contracts, we are directly reimbursed for certain expenses from our major airline partners and we record such reimbursements as passenger revenue. The following table summarizes our passenger revenues less directly reimbursed expenses that impacted the comparability of our passenger revenues for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Passenger revenues	$2,349,047	$2,310,678	$38,369	1.7%
Less: directly reimbursed fuel from airline partners	52,269	37,341	14,928	40.0%
Less: directly reimbursed landing fee and station rent from airline partners	12,255	10,489	1,766	16.8%
Less: directly reimbursed engine maintenance from airline partners	51,601	48,415	3,186	6.6%
Passenger revenue excluding directly reimbursed fuel, landing fee, station rent and engine maintenance	$2,232,922	$2,214,433	$18,489	0.8%

The $18.5 million increase in passenger revenues (excluding directly reimbursed fuel, landing fees, station rents and engine overhaul expenses from our major airline partners)  was primarily driven by 37 new E175 aircraft added to flying arrangements since September 30, 2016, significantly offset by the removal of 76 CRJ200, ERJ145/135 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since September 30, 2016.  Additionally, our revenue for the nine months ended September 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of our major airline partners, and we did not have a comparable matter for the nine months ended September 30, 2017.

Our passenger revenue attributed to our directly reimbursed fuel, landing fees, station rents and engine overhaul expenses increased by $19.9 million, or 20.7%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. This increase in directly reimbursed expenses was primarily due to the increase in our average fuel cost per gallon from $1.65 for the nine months ended September 30, 2016, to $1.95 for the nine months ended September 30, 2017.

Ground handling and other.  Total ground handling and other revenues increased  $5.6 million, or 10.6%, during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016.  The increase was primarily related to an increase in ground handling operations provided to third party airlines on a short-term contract basis.

Individual expense components attributable to our operations are expressed in the following table (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$899,966	$915,743	$(15,777)	(1.7)%
Aircraft maintenance, materials and repairs	433,467	424,722	8,745	2.1%
Depreciation and amortization	215,415	209,431	5,984	2.9%
Aircraft rentals	168,098	205,458	(37,360)	(18.2)%
Aircraft fuel	113,564	90,827	22,737	25.0%
Ground handling services	52,130	54,225	(2,095)	(3.9)%
Other	229,211	231,004	(1,793)	(0.8)%
Total operating expenses	$2,111,851	$2,131,410	$(19,559)	(0.9)%
Interest expense	78,713	55,876	22,837	40.9%
Total airline expenses	$2,190,564	$2,187,286	$3,278	0.1%

Salaries, wages and employee benefits.    The $15.8 million decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by higher crew compensation costs resulting from labor agreements executed during 2017.

Aircraft maintenance, materials and repairs.    The following table summarizes our aircraft maintenance, materials and repairs less the directly reimbursed engine overhaul costs under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands).

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Aircraft maintenance, materials and repairs	$433,467	$424,722	$8,745	2.1%
Less: directly reimbursed engine maintenance from airline partners	51,601	48,415	3,186	6.6%
Other aircraft maintenance, materials and repairs	$381,866	$376,307	$5,559	1.5%

The $5.6 million increase in aircraft maintenance expense (excluding directly reimbursed engine overhaul costs) was primarily due to an increase in the percentage of our fleet that is under long-term Power-By-The-Hour maintenance agreements, including the additional 37 E175 aircraft added since September 2016, which was partially offset by a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 5.7%. Additionally, our aircraft maintenance, materials and repairs expense for the nine months ended September 30, 2016 included $8.7 million of maintenance costs associated with an early lease termination on nine CRJ700 aircraft, and we did not have a comparable expense for the nine months ended September 30, 2017. The increase in directly reimbursed engine overhaul costs was primarily due to an increase in the number of overhaul events.

Depreciation and amortization.  The $6.0 million increase in depreciation and amortization expense was primarily due to the purchase of 37 E175 aircraft and spare engines subsequent to September 30, 2016, which was partially offset by a reduction in owned 50-seat aircraft and related depreciation during the same period.

Aircraft rentals.    The $37.4 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to September 30, 2016. Additionally, our aircraft rental expense for the nine months ended September 30, 2016 included $10.0 million of costs associated with an early lease termination on nine CRJ700 aircraft, and we did not have a comparable expense for the nine months ended September 30, 2017.

Aircraft Fuel.  The following table summarizes our aircraft fuel expenses less directly reimbursed fuel expense under our fixed-fee arrangements for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Aircraft fuel expenses	$113,564	$90,827	$22,737	25.0%
Less: directly reimbursed fuel from airline partners	52,269	37,341	14,928	40.0%
Aircraft fuel less directly reimbursed fuel from airline partners	$61,295	$53,486	$7,809	14.6%

The $7.8 million increase in fuel cost (less directly reimbursed fuel from major airline partners) was primarily due to an increase in our average fuel cost per gallon from $1.65 for the nine months ended September 30, 2016 to $1.95 for the nine months ended September 30, 2017. Aircraft fuel costs incurred under our prorate arrangements are not directly  reimbursed from our major airline partners. In the event one of our major airline partners purchases fuel directly from vendors on flights we operate pursuant to a fixed-fee arrangement, we do not incur the fuel expense. The following table summarizes the gallons of fuel we purchased directly from fuel vendors and our fuel expense, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2017	2016	% Change
Fuel gallons purchased	58,282	55,043	5.9%
Fuel expense	$113,564	$90,827	25.0%

Ground handling service.  Ground handling service expense includes airport-related customer service costs (our employee customer service labor costs are reflected in salaries, wages and benefits such as outsourced airport gate and ramp agent services, airport security fees and passenger interruption costs). The $2.1 million decrease in ground handling service expense was primarily due to a reduction in passenger interruption related costs during the nine months ended September 30, 2016.

Other operating expenses.  Other operating expenses, primarily consist of property taxes, hull and liability insurance, landing fees, station rents, simulator costs, crew per diem, and crew hotel costs.  Under our fixed-fee arrangements, landing fee and station rental expense are directly reimbursed expenses.  The following table summarizes our other operating expenses (less directly reimbursed landing fees and station rents under our fixed-fee arrangements) for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Other operating expenses	$229,211	$231,004	$(1,793)	(0.8)%
Less: directly reimbursed landing fee and station rent from airline partners	12,255	10,489	1,766	16.8%
Other operating expenses excluding directly reimbursed landing fee and station rent from airline partners	$216,956	$220,515	$(3,559)	(1.6)%

The $3.6 million decrease in other operating expense (less directly reimbursed landing fees and station rents, expenses) was primarily related to the decrease in our fleet size and in other operating costs that resulted from the reduction in block hour production of 5.7%, which was partially offset by an increase in property taxes on the 37 new E175 aircraft added since September 30, 2016.

Interest Expense. The $22.8 million increase in interest expense was primarily related to the additional interest expense associated with the 37 E175 aircraft added to our fleet since September 30, 2016 which were primarily debt financed.

Total airline expense. The following table summarizes our total airline expense (consisting of total operating expense and interest expense) less the directly reimbursed expenses that impacted comparability for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Total airline expense	$2,190,564	$2,187,286	$3,278	0.1%
Less: directly reimbursed fuel from airline partners	52,269	37,341	14,928	40.0%
Less: directly reimbursed landing fee and station rent from airline partners	12,255	10,489	1,766	16.8%
Less: directly reimbursed engine maintenance from airline partners	51,601	48,415	3,186	6.6%
Total airline expense excluding directly reimbursed fuel, landing fee, station rent and engine maintenance	$2,074,439	$2,091,041	$(16,602)	(0.8)%

The $16.6 million decrease in total airline expenses (excluding directly reimbursed fuel, engine overhaul, landing fees and station rents) was primarily due to the reduction in fleet size and related block hour production of 5.7%, partially offset by an increase in crew labor costs, an increase in the percentage of our fleet that is covered under long-term Power-By-The-Hour maintenance agreements and higher property taxes associated with the new E175 aircraft added since September 30, 2016.

Income taxes. Our provision for income taxes was 36.8% and 38.8% for the nine months ended September 30, 2017 and 2016, respectively. The reduction in our effective tax rate was primarily due to a $3.6 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the nine months ended September 30, 2017 pursuant to ASU No. 2016‑09 and a year over year increase in income before income taxes which diluted the effective tax rate impact related to expenses not deductible for tax purposes.  The effective rate of our income tax provision may vary in future periods under ASU No. 2016‑09 based on multiple variables including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $139.0 million, or $2.62 per diluted share, for the nine months ended September 30, 2017, compared to net income of $108.7 million, or $2.08 per diluted share, for the nine months ended September 30, 2016.

Our Business Segments

Three Months Ended September 30, 2017 and 2016

For the three and nine months ended September 30, 2017 and 2016, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$578,109	$502,600	$75,509	15.0%
ExpressJet operating revenues	191,516	260,362	(68,846)	(26.4)%
SkyWest Leasing operating revenues	62,311	36,814	25,497	69.3%
Total Operating Revenues	$831,936	$799,776	$32,160	4.0%
Airline Expenses:
SkyWest Airlines airline expense	$496,391	$443,088	$53,303	12.0%
ExpressJet airline expense	201,509	262,600	(61,091)	(23.3)%
SkyWest Leasing airline expense	48,768	28,119	20,649	73.4%
Total Airline Expense(1)	$746,668	$733,807	$12,861	1.8%
Segment profit (loss):
SkyWest Airlines segment profit	$81,718	$59,512	$22,206	37.3%
ExpressJet segment loss	(9,993)	(2,238)	(7,755)	346.5%
SkyWest Leasing profit	13,543	8,695	4,848	55.8%
Total Segment Profit	$85,268	$65,969	$19,299	29.3%
Interest Income and other income	1,408	591	817	138.2%
Consolidated Income Before Taxes	$86,676	$66,560	$20,116	30.2%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 326,608, or 15.7%, for the three months ended September 30, 2017, from 282,287 for the three months ended September 30, 2016, primarily due to the additional block hour production from the new E175 aircraft added subsequent to September 30, 2016.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $75.5 million increase in SkyWest Airlines Operating Revenues for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to revenue associated with 37 additional E175 aircraft subsequent to September 30, 2016.

The $53.3 million increase in SkyWest Airlines Airline Expense for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $20.2 million, or 11.4%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed during 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $21.5 million, or 26.4%, primarily attributable to the additional E175 aircraft engines being placed under Power-by-the-Hour engine maintenance contracts and direct maintenance costs related to the increased volume of block hours. Additionally, SkyWest Airlines aircraft maintenance, materials and repairs expense for the three months ended September 30, 2016 included $3.7 million of maintenance costs associated with an early lease termination on four CRJ700 aircraft, and SkyWest Airlines did not have a comparable expense for the three months ended September 30, 2017.

•

SkyWest Airlines’ fuel expense increased $9.4 million, or 29.0%,  primarily due to an increase in the average fuel cost per gallon in 2017 compared to 2016 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.99 and $1.75 for the three months ended September 30, 2017 and 2016, respectively.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 143,293, or 32.2%, for the three months ended September 30, 2017, from 211,260 for the three months ended September 30, 2016, primarily due to the removal of 50-seat aircraft.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $68.8 million decrease in ExpressJet Operating Revenues for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to a reduction in block hour production due to a reduced fleet size since September 30, 2016.

The $61.1 million decrease in ExpressJet Airline Expense for the three months ended September 30, 2017, compared to the three months ended September 30, 2016, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $22.2 million, or 17.2%, primarily due to a reduction in direct labor costs associated with 32.2% fewer block hours produced year-over-year.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased $16.3 million, or 26.3%,  primarily due to the decrease in fleet size subsequent to September 30, 2016, and a decrease in the number of directly reimbursed engine events. Additionally, ExpressJet’s aircraft maintenance, materials and repairs expense for the three months ended September 30, 2016 included $1.9 million of maintenance costs associated with an early lease termination on two CRJ700 aircraft, and ExpressJet did not have a comparable expense for the three months ended September 30, 2017.

•

ExpressJet’s aircraft rental expenses decreased $5.9 million, or 37.9%, primarily due to a  reduction of ExpressJet’s fleet size that was financed through leases subsequent to September 30, 2016. Additionally, ExpressJet’s aircraft rental expense for the three months ended September 30, 2016 included $3.2 million of costs associated with an early lease termination on two CRJ700 aircraft, and ExpressJet did not have a comparable expense for the three months ended September 30, 2017.

•	ExpressJet’s depreciation expense decreased $8.2 million, or 39.3%, primarily due to a reduction in owned 50-seat aircraft and related long-lived assets since September 30, 2016.

•	ExpressJet’s other operating expense decreased $6.1 million, or 20.7%, primarily due to a decrease in direct operating costs associated with a 32.2% reduction in block hour production year over year.

SkyWest Leasing Segment Profit.    SkyWest Leasing profit increased $4.8 million during the three months ended September 30, 2017, compared to the three months ended September 30, 2016, primarily due to 37 E175 aircraft added to our fleet subsequent to September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$1,598,812	$1,473,003	$125,809	8.5%
ExpressJet operating revenues	632,199	794,410	(162,211)	(20.4)%
SkyWest Leasing operating revenues	176,099	95,777	80,322	83.9%
Total Operating Revenues	$2,407,110	$2,363,190	$43,920	1.9%
Airline Expenses:
SkyWest Airlines airline expense	$1,403,936	$1,298,727	$105,209	8.1%
ExpressJet airline expense	648,274	814,815	(166,541)	(20.4)%
SkyWest Leasing airline expense	138,354	73,744	64,610	87.6%
Total Airline Expense(1)	$2,190,564	$2,187,286	$3,278	0.1%
Segment profit (loss):
SkyWest Airlines segment profit	$194,876	$174,276	$20,600	11.8%
ExpressJet segment loss	(16,075)	(20,405)	4,330	(21.2)%
SkyWest Leasing profit	37,745	22,033	15,712	71.3%
Total Segment Profit	$216,546	$175,904	$40,642	23.1%
Interest Income and other income	3,398	1,506	1,892	125.6%
Consolidated Income Before Taxes	$219,944	$177,410	$42,534	24.0%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 908,364, or 8.7%, for the nine months ended September 30, 2017, from 835,445 for the nine months ended September 30, 2016, primarily due to the additional block hour production from the new E175 aircraft added subsequent to September 30, 2016.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $125.8 million increase in SkyWest Airlines Operating Revenues for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to revenue associated with 37 additional E175 aircraft subsequent to September 30, 2016. SkyWest Airlines revenue for the nine months ended September 30, 2016 included an $11.5 million favorable resolution of a flying agreement matter with one of its major airline partners, and SkyWest Airlines did not have a comparable matter for the nine months ended September 30, 2017.

The $105.2 million increase in SkyWest Airlines Airline Expense for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $47.2 million, or 9.2%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed during 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $43.0 million, or 18.4%, primarily due to the additional E175 aircraft engines being placed under Power-by-the-Hour engine maintenance agreements and direct maintenance costs related to the increased volume of block hours.  Additionally, SkyWest Airlines aircraft maintenance, materials and repairs expense for the nine months ended September 30, 2016 included $3.7 million of maintenance costs associated with an early lease termination on four CRJ700 aircraft, and SkyWest Airlines did not have a comparable expense for the nine months ended September 30, 2017.

•

SkyWest Airlines’ fuel expense increased  $23.1 million, or 26.0%, primarily due to an increase in the average fuel cost per gallon in 2017 compared to 2016 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $1.95 and $1.65 for the nine months ended September 30, 2017 and 2016, respectively.

ExpressJet Segment Loss.    ExpressJet’s block hour production decreased to 481,320, or 24.6%, for the nine months ended September 30, 2017, from 638,310 for the nine months ended September 30, 2016, primarily due to the removal of 50-seat aircraft.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $162.2 million decrease in ExpressJet Operating Revenues for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to a reduction in scheduled departures in ExpressJet’s 50-seat aircraft.

The $166.5 million decrease in ExpressJet Airline Expense for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $63.4 million, or 15.8%, primarily due to a reduction in direct labor costs associated with 24.6% fewer block hours produced year-over-year.

•

ExpressJet’s aircraft maintenance, materials and repairs expense decreased  $34.3 million, or 18.0%, primarily due to the decrease in fleet size subsequent to September 30, 2016 and a decrease in the number of directly reimbursed engine events. Additionally, ExpressJet’s aircraft maintenance, materials and repairs expense for the nine months ended September 30, 2016 included $4.9 million of maintenance costs associated with an early lease termination on five CRJ700 aircraft, and ExpressJet did not have a comparable expense for the nine months ended September 30, 2017.

•

ExpressJet’s aircraft rental expenses decreased  $23.4 million, or 44.2%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to September 30, 2016.   Additionally, ExpressJet’s aircraft rental expense for the nine months ended September 30, 2016 included $10.0 million of costs associated with an early lease termination on CRJ700 aircraft, and ExpressJet did not have a comparable expense for the nine months ended September 30, 2017.

•	ExpressJet’s depreciation expense decreased $24.6 million, or 38.8%, primarily due to a reduction in 50-seat owned aircraft and related long-lived assets since September 30, 2016.

•	ExpressJet’s other operating expense decreased $15.7 million, or 17.5%, primarily due to a decrease in direct operating costs associated with a 24.6% reduction in block hour production year over year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $15.7 million during the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to 37 E175 aircraft added to our fleet subsequent to September 30, 2016.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2017 and 2016, and our total cash and marketable securities positions as of September 30, 2017 and December 31, 2016 (in thousands):

	For the nine months ended September 30,
	2017	2016	$ Change	% Change
Net cash provided by operating activities	$532,289	$399,318	$132,971	33.3%
Net cash used in investing activities	(695,054)	(850,727)	155,673	(18.3)%
Net cash provided by financing activities	114,084	298,141	(184,057)	(61.7)%

	September 30,	December 31,
	2017	2016	$ Change	% Change
Cash and cash equivalents	$98,085	$146,766	$(48,681)	(33.2)%
Restricted cash	8,278	8,243	35	0.4%
Marketable securities	569,080	409,898	159,182	38.8%
Total cash and marketable securities	$675,443	$564,907	$110,536	19.6%

Cash Flows provided by Operating Activities

The $133.0 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $42.5 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016,  cash provided by changes in accounts payable of $68.9 million and cash provided by changes in prepaid aircraft rents of $17.1 million.

Cash Flows used in Investing Activities

The $155.7 million decrease in cash used in investing activities was primarily due to net liquidation of marketable securities, which provided an additional  $60.2 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2017, and the acquisition of 18  E175 aircraft and the related spare aircraft assets during the nine months ended September 30, 2017, compared to 22 E175 aircraft and the related spare aircraft assets purchased during the nine months ended September 30, 2016, which in total represented a decrease of $56.3 million. Additionally, during the nine months ended September 30, 2017, we received proceeds from the sale of 15 CRJ200 aircraft, eleven EMB120 aircraft, one CRJ700 aircraft and related spare aircraft assets for $51.1 million.

Cash Flows provided by Financing Activities

The $184.1 million decrease in cash provided by financing activities was primarily related to proceeds from the issuance of long-term debt of $384.8 million associated with 17 E175 aircraft acquired during the nine months ended September 30, 2017, compared to proceeds from the issuance of debt of $497.5 million associated with 22 E175 aircraft acquired during the nine months ended September 30, 2016. This decrease in cash provided by financing activities was also related to an additional $47.4 million used as principal payments on long-term debt primarily due to the payoff of debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold during the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, we used $14.3 million to purchase treasury shares and towards the net settlement of income taxes on employee equity awards.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2017, our total capital mix was 38.3% equity and 61.7% long-term debt, compared to 37.6% equity and 62.4% long-term debt at December 31, 2016.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - 2017	2018	2019	2020	2021	Thereafter
Operating lease payments for aircraft and facility obligations	$753,318	$43,077	$137,046	$102,877	$121,280	$112,535	$236,503
Firm aircraft and spare engine commitments	1,155,792	85,133	1,046,014	14,787	9,858	—	—
Interest commitments(1)	539,281	27,814	99,982	87,423	75,152	64,007	184,903
Principal maturities on long-term debt	2,710,028	82,093	308,700	311,002	278,906	266,011	1,463,316
Total commitments and obligations	$5,158,419	$238,117	$1,591,742	$516,089	$485,196	$442,553	$1,884,722

(1)	At September 30, 2017, we had variable rate notes representing 3.0% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

As of September  30, 2017, we had a firm purchase commitment for 45 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for 45 E175/E175 SC aircraft purchase with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2017, we had 353 aircraft under lease with remaining terms ranging from one year or less to eight years. Future minimum lease payments due under all long-term operating leases were approximately $753.3 million at September 30, 2017. Assuming a 4.77% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $607.1  million at September 30, 2017.

Long-term Debt Obligations

As of September 30, 2017, we had $2.7 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 3.9% at September 30, 2017.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2017, prorate flying arrangements represented approximately 12.2% of our total passenger revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $15.3 million in fuel expense for the nine months ended September 30, 2017.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At September 30, 2017, we had variable rate notes representing 3.0% of our total long-term debt compared to 5.1% of our long-term debt at December 31, 2016. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $0.8 million in interest expense for the nine months ended September 30, 2017. However, the majority of our debt relates to aircraft operated under our capacity purchase agreements.  Our major airline partners would directly reimburse us for an increase to our interest expense on debt associated with aircraft operated under our capacity purchase agreements.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2017, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2017, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program authorizes the repurchase of up to $100.0 million of our common stock, of which $90.0 million remained available at September 30, 2017.  During the three months ended September 30, 2017, we did not repurchase any additional shares of our common stock.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 3, 2017.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer