Form 10-Q
period 2018-03-31
SKYWEST INC
filed 2018-05-07
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14719

SKYWEST, INC.

Incorporated under the laws of Utah	87-0292166
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common stock, no par value	52,045,770

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$251,447	$181,792
Marketable securities	394,080	503,503
Income tax receivable	8,596	5,316
Receivables, net	61,327	42,731
Inventories, net	117,217	119,755
Prepaid aircraft rents	89,731	115,098
Other current assets	30,225	26,938
Total current assets	952,623	995,133

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,583,624	5,335,870
Deposits on aircraft	49,000	49,000
Buildings and ground equipment	275,926	265,608
	5,908,550	5,650,478
Less-accumulated depreciation and amortization	(1,533,346)	(1,467,475)
Total property and equipment, net	4,375,204	4,183,003

OTHER ASSETS:
Long-term prepaid assets	203,178	230,923
Other assets	69,182	65,341
Total other assets	272,360	296,264
Total assets	$5,600,187	$5,474,400
(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$335,429	$309,678
Accounts payable	290,140	288,904
Accrued salaries, wages and benefits	145,137	154,367
Taxes other than income taxes	16,570	19,228
Other current liabilities	50,542	48,648
Total current liabilities	837,818	820,825

OTHER LONG TERM LIABILITIES	62,363	58,662

LONG TERM DEBT, net of current maturities	2,440,771	2,377,346

DEFERRED INCOME TAXES PAYABLE	434,683	419,020

DEFERRED AIRCRAFT CREDITS	37,415	44,225

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,104,752 and 80,398,104 shares issued, respectively	679,768	672,593
Retained earnings	1,566,114	1,516,957
Treasury stock, at cost, 29,058,982 and 28,643,535 shares, respectively	(458,645)	(435,178)
Accumulated other comprehensive loss	(100)	(50)
Total stockholders’ equity	1,787,137	1,754,322
Total liabilities and stockholders’ equity	$5,600,187	$5,474,400
(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended
	March 31,
	2018	2017 (a)
OPERATING REVENUES:
Flying agreements	$767,964	$734,529
Airport customer service and other	15,436	12,637
Total operating revenues	783,400	747,166
OPERATING EXPENSES:
Salaries, wages and benefits	306,719	297,667
Aircraft maintenance, materials and repairs	141,606	132,325
Depreciation and amortization	77,585	70,114
Aircraft rentals	44,680	57,709
Airport-related expenses	29,307	31,948
Aircraft fuel	26,939	18,433
Other operating expenses	68,389	62,675
Total operating expenses	695,225	670,871
OPERATING INCOME	88,175	76,295
OTHER INCOME (EXPENSE):
Interest income	1,705	660
Interest expense	(26,234)	(24,549)
Other income	3,558	—
Total other expense, net	(20,971)	(23,889)
INCOME BEFORE INCOME TAXES	67,204	52,406
PROVISION FOR INCOME TAXES	12,842	17,620
NET INCOME	$54,362	$34,786

BASIC EARNINGS PER SHARE	$1.05	$0.67
DILUTED EARNINGS PER SHARE	$1.03	$0.65
Weighted average common shares:
Basic	51,921	51,820
Diluted	53,033	53,202

COMPREHENSIVE INCOME:
Net income	$54,362	$34,786
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(50)	39
TOTAL COMPREHENSIVE INCOME	$54,312	$34,825
(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$165,895	$143,940

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(387,572)	(455,990)
Sales of marketable securities	496,945	383,163
Proceeds from the sale of aircraft, property and equipment	—	36,512
Acquisition of property and equipment:
Aircraft and rotable spare parts	(198,777)	(220,916)
Buildings and ground equipment	(9,305)	(479)
Aircraft deposits applied towards acquired aircraft	—	11,228
Increase in other assets	(1,364)	(2,425)

NET CASH USED IN INVESTING ACTIVITIES	(100,073)	(248,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	101,317	157,983
Principal payments on long-term debt	(71,587)	(88,104)
Net proceeds from issuance of common stock	2,320	1,481
Purchase of treasury stock and employee income tax paid on equity awards	(23,467)	(13,671)
Increase in debt issuance cost	(610)	(1,452)
Payment of cash dividends	(4,140)	(2,588)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,833	53,649

Increase (decrease) in cash and cash equivalents	69,655	(51,318)
Cash and cash equivalents at beginning of period	181,792	155,009

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,447	$103,691

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$574	$1,704
Debt assumed on aircraft acquired off lease	$59,132	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$26,481	$24,039
Income taxes	$486	$478

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016‑02, “Leases (Topic 842)” (“Topic 842”). Topic 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 will be effective beginning in the first quarter of 2019.  Early adoption of Topic 842 is permitted.  Topic 842 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief.  The Company has not completed its assessment, but the adoption of Topic 842 will have a significant impact on its consolidated balance sheets. However, the Company does not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. See Note 6, “Commitments and Contingencies,” about the Company’s undiscounted future lease payments and the timing of those payments.

Recently Adopted Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”).  Under Topic 606, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations.  The Company adopted this standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the new standard, the Company concluded that, in addition to the aircraft lease, the individual flights are distinct services and the flight services promised in a capacity purchase agreement represent a series of services that should be accounted for as a single performance obligation, recognized over time as the flights are completed. The adoption of Topic 606 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018. The adoption of Topic 606 only affects the Company’s consolidated balance sheets and statements of comprehensive income (loss) classification, with no impact on the Company’s operating income (loss), net income (loss), earnings (loss) per share or cash flows, however the principal versus agent considerations under Topic 606 resulted in the Company recording directly reimbursed fuel expense under its fixed-fee contracts as a reduction to the applicable operating expense (net) rather than revenue (gross).  This classification change resulted in a reduction to total revenue and a reduction to operating expenses by the same amount, resulting in no change to operating income. Additionally, under the nonrefundable up-front fees and contract costs considerations of Topic 606, reimbursements from the Company’s major airline partners for up-front contract costs will be deferred and amortized over the contract term.  The related up-front costs to obtain the contract will also be capitalized and amortized over the contract term.  As the amount of the up-front reimbursement is determined from the Company’s actual costs to fulfill the contract, this change is not expected to impact the Company’s operating income (loss) as the amount of deferred revenue and the amount of capitalized costs and will be recognized over the same period.  This change also resulted in a deferred revenue liability and a capitalized contract cost on the balance sheet of the same amount.

Prior to the Company’s adoption of Topic 606, the Company segregated its revenue into two categories: “Passenger revenue” and “Ground handling and other revenue.”  “Passenger revenue” included revenue from fixed-fee contracts, prorate flying agreements and airport customer service agreements for flights operated by the Company.  “Ground handling and other revenue” included revenue from airport customer service agreements for flights operated by third parties and other revenue.  Under the disaggregated revenue disclosure considerations in Topic 606, the Company segregated its revenue into the following categories: “Flying agreements revenue” and “Airport customer service and other revenue.”  “Flying agreements revenue” includes revenue from fixed-fee contracts, prorate flying agreements and other revenue generated from flying the Company’s aircraft, primarily lease revenue for the use of the aircraft.  “Airport customer service and other revenue” includes revenue from airport customer services agreements.  This change reclassifies amounts previously reported as “Passenger revenue” and “Ground handling and other revenue”. Additionally, in connection with the Company’s adoption of Topic 606, the Company renamed the operating expense “Ground handling services” to “Airport-related expenses.”  Certain airport-related expenses, such as landing fees and airport facility rents, were previously reported as “Other operating expenses” and have been reclassified as “Airport-related expenses.”

In 2016, the FASB issued Accounting Standards Update 2016‑15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” and Accounting Standard Update 2016‑18, “Statement of Cash Flows (Topic 230): Restricted Cash” related to the classification of certain cash receipts and cash payments and the presentation of restricted cash within an entity’s statement of cash flows, respectively.  These standards are effective for interim and annual reporting periods beginning after December 15, 2017.  The Company adopted this standard in the first quarter of 2018 and modified the presentation to include changes in restricted cash in the Company’s Consolidated Statement of Cash Flows, which had an immaterial impact.

Impact of Recently Adopted Standards

The Company recast certain prior period amounts to conform with the adoption of Topic 606, as shown in the tables below (in thousands):

	Three Months Ended March 31, 2017
Income Statement:	Previously Reported	Adjustments	Current Presentation
OPERATING REVENUES:
Flying agreements (1)	$745,411	$(10,882)	$734,529
Airport customer service and other (2)	20,004	(7,367)	12,637
Total operating revenues	$765,415	$(18,249)	$747,166

OPERATING EXPENSES:
Salaries, wages and benefits	$300,039	$(2,372)	$297,667
Aircraft fuel	34,310	(15,877)	18,433
Airport-related expenses (3)	19,535	12,413	31,948
Other operating expenses	75,088	(12,413)	62,675
Total operating expenses	689,120	(18,249)	670,871

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

Balance Sheet:	Previously Reported December 31, 2017	Adjustments	Current Presentation December 31, 2017
ASSETS:
Other long-term assets	$49,220	$16,121	$65,341

LIABILITIES:
Other long-term liabilities	$42,541	$16,121	$58,662

The $16.1 million adjustment to other long-term assets and other long-term liabilities reflects the amount of capitalized up-front contract costs and the amount of deferred revenue for up-front reimbursements as of December 31, 2017. The $16.1 million capitalized contract costs and deferred revenue is expected to be amortized over the applicable remaining contract term. For the three months ended March 31, 2018 and 2017, the Company recognized $0.4 million and $0.3 million, respectively, of revenue associated with the amortization of the up-front contract reimbursements.

As of March 31, 2018, the Company had $61.3 million in accounts receivables of which $48.8 million related to flying agreements. As of December 31, 2017, the Company had $42.7 million in accounts receivables of which $33.9 million related to flying agreements.

Note 2 — Flying Agreements and Airport Customer Service and Other Revenue

The Company recognizes flying agreement and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in flying agreements revenue.  The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term.   For the three months ended March 31, 2018, fixed-fee arrangements represented approximately 85.7% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the three months ended March 31, 2018, prorate flying arrangements represented approximately 14.3% of the Company’s flying agreements revenue.

Airport customer service and other revenue primarily consists of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term.

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

The following table represents the Company’s flying agreements revenue by type for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	For the three months ended March 31,
	2018	2017
Capacity purchase agreements revenue: flight operations	$469,025	$445,719
Capacity purchase agreements revenue: aircraft lease revenue	189,068	198,463
Prorate agreements revenue	109,871	90,347
Flying agreements revenue	$767,964	$734,529

A portion of the Company’s compensation under its fixed-fee agreements is designed to reimburse the Company for certain aircraft ownership costs. The aircraft compensation structure varies by agreement, but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration associated with the use of the aircraft under the Company’s fixed-fee agreements is deemed to be lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s fixed-fee agreements is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income (loss). The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income (loss) since the use of the aircraft is not a separate activity of the total service provided.

The Company’s fixed-fee and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.  In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under Topic 606, where the Company records revenue to the extend it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly, quarterly or semi‑annual basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly, subject to the variable constraint guidance under Topic 606.

The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	60 27 36 22	•Individual aircraft have scheduled removal dates from 2018 to 2027
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 700 •CRJ 900	31 6	•Individual aircraft have scheduled removal dates throughout 2018
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	34	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	65 20 65	•Individual aircraft have scheduled removal dates from 2018 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	3 97	•Individual aircraft have scheduled removal dates from 2018 to 2022
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	20	•Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	10 37	•CRJ200 aircraft are scheduled to expire in 2018 and the CRJ700 aircraft are scheduled to expire in 2020
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	7	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 700	12	•CRJ700 aircraft are scheduled to expire in 2019

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 200 •E175	3 25	•Individual aircraft have scheduled removal dates from 2018 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (which are typically configured with 76 seats) (“E175”) or E175 SC dual-class regional jet aircraft (which are typically configured with 70 seats) (“E175 SC”) into service for those major airline partners.  As of March 31, 2018, the Company anticipated placing an additional ten E175 aircraft with Alaska and 27 E175 or E175 SC aircraft with Delta. The delivery dates for the new E175/E175 SC aircraft are expected to take place by the end of 2018 or early 2019 with the exception of three E175 aircraft with Alaska that have been deferred until 2021. Final delivery dates may be adjusted based on various factors.

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

The Company’s operating revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with its major airline partners, contract modifications resulting from contract renegotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major airline partners.

Note 3 — Share-Based Compensation and Stock Repurchases

During the three months ended March 31, 2018, the Company granted 15,165 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $53.40. Additionally, during the three months ended March 31, 2018, the Company granted 114,856 restricted stock units and 89,982 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable in 2018 ranges from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $53.40 per share. During the three months ended March 31, 2018, the Company did not grant any options to purchase shares of common stock.

The Company accounts for forfeitures of restricted stock units and performance share grants in 2018 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the three months ended March 31, 2018 and 2017, the Company recorded pre-tax share-based compensation expense of $4.9 million and $3.5 million, respectively.

The Company repurchased 177,580 shares of its common stock for $10.0 million during the three months ended March 31, 2018.  Additionally, during the three months ended March 31, 2018, the Company paid $13.5 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.  The Company repurchased 281,000 shares of its common stock for $10.0 million during the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2017, the Company paid $3.8 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2018, 372,600 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2018. During the three months ended March 31, 2017, 451,000 restricted stock units and performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2017.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended
	March 31,
	2018	2017
Numerator:
Net Income	$54,362	$34,786

Denominator:
Weighted average number of common shares outstanding	51,921	51,820
Effect of outstanding share-based awards	1,112	1,382
Weighted average number of shares for diluted net income per common share	53,033	53,202

Basic earnings per share	$1.05	$0.67
Diluted earnings per share	$1.03	$0.65

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

The following represents the Company’s segment data for the three-month periods ended March 31, 2018 and 2017 (in thousands):

	Three months ended March 31, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$556,294	$161,081	$66,025	$783,400
Operating expense	498,875	166,824	29,526	695,225
Depreciation and amortization expense	37,487	11,161	28,937	77,585
Interest expense	4,476	827	20,931	26,234
Segment profit (loss) (2)	52,943	(6,570)	15,568	61,941
Identifiable intangible assets, other than goodwill	—	3,672	—	3,672
Total assets (as of March 31, 2018)	2,184,306	581,722	2,834,159	5,600,187
Capital expenditures (including non-cash)	36,283	1,338	230,167	267,788

	Three months ended March 31, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)(3)	$464,916	$228,447	$53,803	$747,166
Operating expense (3)	417,330	229,282	24,259	670,871
Depreciation and amortization expense	31,817	14,525	23,772	70,114
Interest expense	5,799	1,114	17,636	24,549
Segment profit (loss) (2) (3)	41,787	(1,949)	11,908	51,746
Identifiable intangible assets, other than goodwill	—	7,686	—	7,686
Total assets (as of March 31, 2017) (3)	2,238,740	565,839	2,338,110	5,142,689
Capital expenditures (including non-cash)	33,431	5,654	184,014	223,099

(1)	Prorate revenue, Airport customer service and other revenue is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.
(3)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

Note 6 — Commitments and Contingencies

As of March 31, 2018, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2018 (in thousands):

March through December 2018	$85,825
2019	85,563
2020	101,523
2021	93,118
2022	75,178
Thereafter	159,347
$600,554

As of March 31, 2018, the Company had a firm purchase commitment for 37 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that have been deferred until 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Mar - 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$600,554	$85,825	$85,563	$101,523	$93,118	$75,178	$159,347
Firm aircraft and spare engine commitments	979,269	861,041	21,200	10,600	86,428	—	—
Interest commitments(1)	538,046	81,995	98,247	84,169	71,193	59,263	143,179
Principal maturities on long-term debt	2,801,208	250,739	340,546	311,261	299,704	289,786	1,309,172
Total commitments and obligations	$4,919,077	$1,279,600	$545,556	$507,553	$550,443	$424,227	$1,611,698

(1)	At March 31, 2018, the Company had variable rate notes representing 2.2% of its total long-term debt. Actual interest commitments will change based on the actual variable interest.

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

As of March 31, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$225,199	$—	$225,199	$—
Commercial paper	158,638	—	158,638	—
Trading Securities	10,243	10,243	—	—
	$394,080	$10,243	$383,837	$—
Cash, Cash Equivalents	251,447	251,447	—	—
Total Assets Measured at Fair Value	$645,527	$261,690	$383,837	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$344,251	$—	$344,251	$—
Commercial paper	159,252	—	159,252	—
	$503,503	$—	$503,503	$—
Cash, Cash Equivalents	181,792	181,792	—	—
Total Assets Measured at Fair Value	$685,295	$181,792	$503,503	$—

The Company’s “Marketable Securities” classified as Level 1 Trading Securities were valued using active market valuations for the securities. The Company’s “Marketable Securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2018.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2018 and December 31, 2017, the Company classified $394.1 million and $503.5 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of March 31, 2018 and December 31, 2017, the cost of the Company’s total cash and cash equivalents and available for sale securities was $645.7 million and $685.5 million, respectively.  As of March 31, 2018 and December 31, 2017, the fair value of the Company’s total cash and cash equivalents and available for sale securities was $645.5 million and $685.3 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.79 billion as of March 31, 2018 and $2.70 billion as of December 31, 2017, as compared to the carrying amount of $2.80 billion as of March 31, 2018 and $2.71 billion as of December 31, 2017.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Current portion of long-term debt	$339,058	$313,243
Current portion of unamortized debt issue cost, net	(3,629)	(3,565)
Current portion of long-term debt, net of debt issue costs	$335,429	$309,678

Long-term debt, net of current maturities	$2,462,150	$2,399,107
Long-term portion of unamortized debt issue cost, net	(21,379)	(21,761)
Long-term debt, net of current maturities and debt issue costs	$2,440,771	$2,377,346

Total long-term debt (including current portion)	$2,801,208	$2,712,350
Total unamortized debt issue cost, net	(25,008)	(25,326)
Total long-term debt, net of debt issue costs	$2,776,200	$2,687,024

During the three months ended March 31, 2018, the Company took delivery of five E175 aircraft and purchased nine previously-leased aircraft, which the Company financed through $160.4 million of long-term debt.  The debt associated with the five E175 aircraft has a twelve-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.6% to 4.7% and is secured by the E175 aircraft. The debt associated with the nine previously-leased aircraft has a term ranging from three to four years, is due in semi-annual installments with a fixed annual interest rate of 6.45% and is secured by the previously-leased aircraft.

As of March 31, 2018 and December 31, 2017,  the Company had $87.9 million and $87.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2018 was 19.1%. The Company’s effective tax rate for the three months ended March 31, 2018 varied from the federal statutory rate of 21.0% primarily due to a $4.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2018 pursuant to ASU 2016‑09, partially offset by the provision for state income taxes and the impact of non-deductible crew per diem meal expenses.

In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Act”) enacted in December 2017, the Company recorded a provisional amount of income tax benefit of $246.8 million related to the remeasurement of deferred tax balances for the year ended December 31, 2017.  In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the three-months ended March 31, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  The Company is still analyzing the impacts of the Tax Act on $13.9 million of alternative minimum tax credits that may be refundable and has not recorded a provisional amount as of March 31, 2018.  The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with SEC guidance.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2018, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2018 and 2017. Also discussed is our financial condition as of March 31, 2018 and December 31, 2017. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2018, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance.  These statements include, but are not limited to, statements about the expected delivery, and removal from service and/or placement into service, of certain aircraft, our future growth and development plans, including our future financial and operating results, our plans for SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”), our objectives, expectations, estimates, intentions and other statements that are not historical facts.  All forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect.  If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on the operations of SkyWest, SkyWest Airlines or ExpressJet; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest’s operating airlines conduct flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; the ability to attract and retain qualified pilots; the other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of March 31, 2018, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 2,750 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2018, SkyWest Airlines and ExpressJet had a total fleet of 614 aircraft, of which 580 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	Total
United	85	20	—	3	97	65	270
Delta	94	58	42	—	—	22	216
American	17	49	—	—	—	—	66
Alaska	3	—	—	—	—	25	28
Aircraft in scheduled service	199	127	42	3	97	112	580
Subleased to an un-affiliated entity	4	—	—	—	—	—	4
Other*	5	7	—	—	18	—	30
Total	208	134	42	3	115	112	614

*As of March 31, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

As of March 31, 2018, approximately 46.6% of our aircraft in scheduled service operated for United, approximately 37.2% was operated for Delta, approximately 11.4% was operated for American and approximately 4.8% was operated for Alaska.

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

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “contract flying arrangements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the three months ended March 31, 2018, contract flying revenue and prorate revenue represented approximately 85.7% and 14.3%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

First Quarter Summary

Our total operating revenues of $783.4 million for the three months ended March 31, 2018 increased 4.8%  compared to total operating revenues of  $747.2 million for the three months ended March 31, 2017. We had net income of $54.4 million, or $1.03 per diluted share, for the three months ended March 31, 2018, compared to net income of $34.8 million, or $0.65 per diluted share, for the three months ended March 31, 2017.

Significant items affecting our financial performance during the three months ended March 31, 2018 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less profitable 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”). Additionally, we are in the process of returning our Canadair CRJ900 regional jet aircraft (“CRJ900s”) and one Canadair CRJ700 regional jet aircraft (“CRJ700”) operated by ExpressJet under a fixed-fee contract with Delta to Delta, the lessor. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Although the number of our aircraft operating in scheduled service decreased by 8.2% since March 31, 2017, and we had a 3.6% reduction in our block hour production since March 31, 2017, our total revenues increased $36.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017.  The increase in revenue, despite the decrease in fleet size and block hour production, was primarily driven by the increase in revenue from 19 new E175 aircraft added to flying arrangements since March 31, 2017,  significantly offset by the removal of 71 CRJ200s, ERJ145s, CRJ700s and CRJ900s with a lower revenue per aircraft since March 31, 2017.

Operating Expenses

Our total operating expenses increased $24.4 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017.  This increase was primarily due to an increase in our average fuel cost per gallon, an increase in crew compensation costs and an increase in engine maintenance costs as an increased percentage of our fleet are under long-term Power-By-The-Hour engine maintenance agreements. “Power-By-The-Hour” agreements are agreements between us and a third-party vendor, pursuant to which we pay the third-party vendor a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of March 31, 2018 and 2017:

Aircraft in Service	March 31, 2018	March 31, 2017
CRJ200s	199	208
CRJ700s	127	130
CRJ900s	42	64
ERJ145/135s	100	137
E175s	112	93
Total	580	632

Changes in our fleet activity from March 31, 2017 to March 31, 2018 are summarized as follows:

Aircraft available for scheduled service at March 31, 2017:		632
Additions:
New E175 aircraft added with United:	5
New E175 aircraft added with Alaska:	5
New E175 aircraft added with Delta:	9
New Aircraft added to fleet:		19
Removals, net:
ERJ145/ERJ135 aircraft removed from service:	(37)
CRJ200 aircraft removed from service:	(9)
CRJ700 aircraft removed from service:	(3)
CRJ900 aircraft removed from service:	(22)
Total Removals, net:		(71)

Aircraft available for scheduled service at March 31, 2018:		580

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2017, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2017.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

We adopted Topic 606 as of January 1, 2018, utilizing the full retrospective option. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

Recent Accounting Pronouncements

See Note 1  to the Condensed Consolidated Financial Statements for a description of recent accounting pronouncements. Certain prior period amounts were reclassified to conform to the current period presentation.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes  for the periods identified below:

	For the three months ended March 31,
	2018	2017	% Change
Block hours	436,367	452,683	(3.6)%
Departures	248,127	263,862	(6.0)%
Passengers carried	11,320,230	12,020,377	(5.8)%
Passenger load factor	77.4%	78.6%	(1.2)	pts
Average passenger trip length (miles)	525	520	1.0%

Revenues.  Our total operating revenue includes flying agreements revenue, which primarily consist of revenue earned on flights we operate under our fixed-fee and prorate arrangements including government subsidy revenue we receive for providing flight service to certain locations under our prorate arrangements.  Our total operating revenue also includes airport customer service and other revenues, which primarily consist of revenue earned from providing airport counter, gate and ramp services. Changes in our flying agreements revenue and airport customer service and other revenue are summarized below. The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017	$ Change	% Change
Flying agreements	$767,964	$734,529	$33,435	4.6%
Airport customer service and other	15,436	12,637	2,799	22.1%
Total operating revenues	$783,400	$747,166	$36,234	4.8%

Flying agreements revenue.  The  $33.4 million increase in flying agreements revenues was primarily driven by 19 new E175 aircraft added to flying arrangements since March 31, 2017, significantly offset by the removal of 71 CRJ200, ERJ145/135, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since March 31, 2017.

Airport customer service and other revenues.  The $2.8 million increase in airport customer service and other revenues was primarily related to an increase in volume of airport service agreements or compensation received under our airport service agreements on a short-term contract basis.

Individual expense components attributable to our operations are expressed in the following table (dollar amounts in thousands):

	For the three months ended March 31,
	2018	2017	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$306,719	$297,667	$9,052	3.0%
Aircraft maintenance, materials and repairs	141,606	132,325	9,281	7.0%
Depreciation and amortization	77,585	70,114	7,471	10.7%
Aircraft rentals	44,680	57,709	(13,029)	(22.6)%
Airport-related expenses	29,307	31,948	(2,641)	(8.3)%
Aircraft fuel	26,939	18,433	8,506	46.1%
Other operating expenses	68,389	62,675	5,714	9.1%
Total operating expenses	$695,225	$670,871	$24,354	3.6%
Interest expense	26,234	24,549	1,685	6.9%
Total airline expenses	$721,459	$695,420	$26,039	3.7%

Salaries, wages and employee benefits.    The $9.1 million increase in salaries, wages and employee benefits was primarily due to higher crew compensation costs resulting from labor agreements executed during 2017, which was partially offset by a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.    The  $9.3 million increase in aircraft maintenance expense was primarily due to an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 19 E175 aircraft added since March 2017, which was partially offset by a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 3.6%.

Depreciation and amortization.    The  $7.5 million increase in depreciation and amortization expense was primarily due to the purchase of 19 E175 aircraft and spare engines subsequent to March 31, 2017, which was partially offset by a reduction of 50-seat owned aircraft and related depreciation during the same period.

Aircraft rentals.    The $13.0 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to March 31, 2017.

Airport-related expenses.  Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $2.6 million decrease in airport-related expenses was primarily due to a decrease in airport terminal rents during the three months ended March 31, 2018.

Aircraft Fuel.  The $8.5 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and the corresponding additional gallons of fuel we purchased along with an increase in our average fuel cost per gallon from $2.01 for the three months ended March 31, 2017 to $2.40 for the three months ended March 31, 2018. We purchase all fuel for flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	11,213	9,162	22.4%
Fuel expense	$26,939	$18,433	46.1%

Other operating expenses.  Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $5.7 million increase in other operating expenses was primarily related to an increase in the use of hotels for crews and property tax on additional aircraft added since March 31, 2017,  which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The  $1.7 million increase in interest expense was primarily related to the additional interest expense associated with the 19 E175 aircraft added to our fleet since March 31, 2017 which were primarily debt financed.

Total airline expense.    The $26.0 million increase in total airline expenses was primarily related to an increase in our average fuel cost per gallon, an increase in crew compensation costs and an increase in engine maintenance costs as an increased percentage of our fleet are under long-term Power-By-The-Hour engine maintenance agreements, partially offset by a reduction in fleet size and related block hour production of 3.6% during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

Summary of other income (expense) items and provision for income taxes:

Other Income.    During the three months ended March 31, 2018, we had other income of $3.6 million primarily related to a mark-to-market gain on trading securities.

 Income taxes. Our provision for income taxes was 19.1% and 33.6% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate relates to the Tax Cuts and Jobs Act of 2017 which reduced the federal statutory rate from 35% to 21%, and a year-over-year increase in the discrete tax benefit from excess tax deductions generated from employee equity transactions. Multiple variables may impact the future tax benefit from excess tax deductions generated from employee equity transactions including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $54.4 million, or $1.03 per diluted share, for the three months ended March 31, 2018, compared to net income of $34.8 million, or $0.65 per diluted share, for the three months ended March 31, 2017.

Our Business Segments

Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$556,294	$464,916	$91,378	19.7%
ExpressJet operating revenues	161,081	228,447	(67,366)	(29.5)%
SkyWest Leasing operating revenues	66,025	53,803	12,222	22.7%
Total Operating Revenues	$783,400	$747,166	$36,234	4.8%
Airline Expenses:
SkyWest Airlines airline expense	$503,351	$423,129	$80,222	19.0%
ExpressJet airline expense	167,651	230,396	(62,745)	(27.2)%
SkyWest Leasing airline expense	50,457	41,895	8,562	20.4%
Total Airline Expense(1)	$721,459	$695,420	$26,039	3.7%
Segment profit (loss):
SkyWest Airlines segment profit	$52,943	$41,787	$11,156	26.7%
ExpressJet segment loss	(6,570)	(1,949)	(4,621)	237.1%
SkyWest Leasing profit	15,568	11,908	3,660	30.7%
Total Segment Profit	$61,941	$51,746	$10,195	19.7%
Interest Income and other income	1,705	660	1,045	158.3%
Other Income (Expense), net	3,558	—	3,558	NM
Consolidated Income Before Taxes	$67,204	$52,406	$14,798	28.2%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 328,944, or 18.4%, for the three months ended March 31, 2018, from 277,835 for the three months ended March 31, 2017, primarily due to the additional block hour production from 19 new E175 aircraft added subsequent to March 31, 2017.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $91.4 million increase in SkyWest Airlines Operating Revenues for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to revenue associated with 19 additional E175 aircraft subsequent to March 31, 2017.

The  $80.2 million increase in SkyWest Airlines Airline Expense for the three months ended March 31, 2018, compared to the three months ended March 31, 2017,  was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $35.5 million, or 20.0%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed during 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $21.8 million, or 28.0%, primarily attributable to the additional E175 aircraft engines being placed under Power-by-the-Hour engine maintenance contracts and direct maintenance costs related to the increased volume of block hours.

•

SkyWest Airlines’ fuel expense increased $9.0 million, or 50.3%,  primarily due to an increase in the average fuel cost per gallon in 2018 compared to 2017 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.40 and $2.01 for the three months ended March 31, 2018 and 2017, respectively.

•

SkyWest Airlines’ other operating expense increased $12.8  million, or 32.9%, primarily due to an  increase in the use of hotels for crews, property taxes on additional aircraft added at SkyWest Airlines since March 31, 2017 and an increase in direct operating costs associated with a 18.4% increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 107,423, or 38.6%, for the three months ended March 31, 2018, from 174,848 for the three months ended March 31, 2017, primarily due to the reduction in fleet size.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $67.4 million decrease in ExpressJet Operating Revenues for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to a reduction in block hour production due to a reduced fleet size since March 31, 2017.

The $62.7 million decrease in ExpressJet Airline Expense for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $26.6 million, or 22.1%, primarily due to a reduction in direct labor costs associated with 38.6% fewer block hours produced year-over-year.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $12.5 million, or 23.1%, primarily due to the decrease in fleet size subsequent to March 31, 2017.

•	ExpressJet’s aircraft rental expenses decreased $7.2 million, or 73.3%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to March 31, 2017.

•	ExpressJet’s airport-related expenses decreased $5.3 million, or 85.9%, primarily due to a reduction in station rents since March 31, 2017.

•	ExpressJet’s other operating expense decreased $7.1 million, or 29.6%, primarily due to a decrease in direct operating costs associated with a 38.6% reduction in block hour production year-over-year.

SkyWest Leasing Segment Profit.    SkyWest Leasing profit increased $3.7 million during the three months ended March 31, 2018, compared to the three months ended March 31, 2017,  primarily due to 19 E175 aircraft added to our fleet subsequent to March 31, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2018 and 2017, and our total cash and marketable securities positions as of March 31, 2018 and December 31, 2017 (in thousands):

	For the three months ended March 31,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$165,895	$143,940	$21,955	15.3%
Net cash used in investing activities	(100,073)	(248,907)	148,834	(59.8)%
Net cash provided by financing activities	3,833	53,649	(49,816)	(92.9)%

	March 31,	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$251,447	$181,792	$69,655	38.3%
Marketable securities	394,080	503,503	(109,423)	(21.7)%
Total cash and marketable securities	$645,527	$685,295	$(39,768)	(5.8)%

Cash Flows provided by Operating Activities

The $22.0 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $14.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The remaining increase resulted from changes in working capital.

Cash Flows used in Investing Activities

The $148.8 million decrease in cash used in investing activities was primarily due to net liquidation of marketable securities, which provided an additional  $182.2 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2018 and by the acquisition of five E175 aircraft and the related spare aircraft assets during the three months ended March 31, 2018, compared to seven E175 aircraft and the related spare aircraft assets purchased during the three months ended March 31, 2017, which in total represented a decrease of $22.1 million. Additionally, during the three months ended March 31, 2017,  we received proceeds from the sale of 15 CRJ200 aircraft and one CRJ700 aircraft for $36.5 million.

Cash Flows provided by Financing Activities

The $49.8 million decrease in cash provided by financing activities was related to  a decrease of $56.7 million used as principal payments on long-term debt primarily related to the payoff of debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold during the three months ended March 31, 2017. Additionally, during the three months ended March 31, 2018, we used an additional $9.8 million to purchase treasury shares and make income tax payments towards vested employee equity awards.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2018, our total capital mix was 42.3% equity and 57.7% long-term debt, compared to 42.5% equity and 57.5% long-term debt at December 31, 2017.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Mar - 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$600,554	$85,825	$85,563	$101,523	$93,118	$75,178	$159,347
Firm aircraft and spare engine commitments	979,269	861,041	21,200	10,600	86,428	—	—
Interest commitments(1)	538,046	81,995	98,247	84,169	71,193	59,263	143,179
Principal maturities on long-term debt	2,801,208	250,739	340,546	311,261	299,704	289,786	1,309,172
Total commitments and obligations	$4,919,077	$1,279,600	$545,556	$507,553	$550,443	$424,227	$1,611,698

(2)	At March 31, 2018, we had variable rate notes representing 2.2% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

As of March 31, 2018,  we had a firm purchase commitment for 37 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that are anticipated to be delivered in 2021.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for 37 E175/E175 SC aircraft with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At March 31, 2018, we had 284 aircraft under lease with remaining terms ranging from one year or less to seven years. Future minimum lease payments due under all long-term operating leases were approximately $600.6 million at March 31, 2018. Assuming a 5.0% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $489.2  million at March 31, 2018.

Long-term Debt Obligations

As of March 31, 2018, we had $2.8 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 4.0% at March 31, 2018.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2018, prorate flying arrangements represented approximately 14.3% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.7 million in fuel expense for the three months ended March 31, 2018.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At March 31, 2018, we had variable rate notes representing 2.2% of our total long-term debt compared to 2.5% of our long-term debt at December 31, 2017. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $0.2 million in interest expense for the three months ended March 31, 2018.

We currently intend to finance the acquisition of aircraft through manufacturer financing, third-party leases or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft financing interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2018, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2018, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2018, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports filed with the SEC are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $100.0 million of our common stock. The following table summarizes our purchases under our stock repurchase program during the three months ended March 31, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
March 1, 2018 — March 31, 2018	177,580	$ 56.31	177,580	$ 69,989

(1)

On February 9, 2017, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock over the next three years. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2018, we had repurchased approximately 661,000 shares of our common stock for $30.0 million under this authorization.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2018.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer