Form 10-Q
period 2018-06-30
SKYWEST INC
filed 2018-08-07
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 0-14719

SKYWEST, INC.

Incorporated under the laws of Utah	87-0292166
(I.R.S. Employer ID No.)

444 South River Road

St. George, Utah 84790

(435) 634-3000

(Address of principal executive offices and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2018
Common stock, no par value	52,078,165

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$175,728	$181,792
Marketable securities	473,362	503,503
Income tax receivable	11,115	5,316
Receivables, net	71,240	42,731
Inventories, net	118,901	119,755
Prepaid aircraft rents	90,324	115,098
Other current assets	34,555	26,938
Total current assets	975,225	995,133

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	5,929,735	5,335,870
Deposits on aircraft	49,000	49,000
Buildings and ground equipment	285,283	265,608
	6,264,018	5,650,478
Less-accumulated depreciation and amortization	(1,604,814)	(1,467,475)
Total property and equipment, net	4,659,204	4,183,003

OTHER ASSETS:
Long-term prepaid assets	207,470	230,923
Other assets	71,194	65,341
Total other assets	278,664	296,264
Total assets	$5,913,093	$5,474,400

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$353,743	$309,678
Accounts payable	291,009	288,904
Accrued salaries, wages and benefits	160,428	154,367
Taxes other than income taxes	16,762	19,228
Other current liabilities	56,653	48,648
Total current liabilities	878,595	820,825

LONG-TERM DEBT, net of current maturities	2,615,637	2,377,346

DEFERRED INCOME TAXES PAYABLE	459,927	419,020

DEFERRED AIRCRAFT CREDITS	36,281	44,225

OTHER LONG-TERM LIABILITIES	62,001	58,662

COMMITMENTS AND CONTINGENCIES (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,104,752 and 80,398,104 shares issued, respectively	682,545	672,593
Retained earnings	1,636,768	1,516,957
Treasury stock, at cost, 29,058,982 and 28,643,535 shares, respectively	(458,645)	(435,178)
Accumulated other comprehensive loss	(16)	(50)
Total stockholders’ equity	1,860,652	1,754,322
Total liabilities and stockholders’ equity	$5,913,093	$5,474,400

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017 (a)	2018	2017 (a)
OPERATING REVENUES:
Flying agreements	$793,637	$781,724	$1,561,602	$1,516,253
Airport customer service and other	11,878	9,788	27,313	22,425
Total operating revenues	805,515	791,512	1,588,915	1,538,678
OPERATING EXPENSES:
Salaries, wages and benefits	293,677	294,795	600,396	592,462
Aircraft maintenance, materials and repairs	139,774	152,356	281,380	284,681
Depreciation and amortization	82,714	71,206	160,298	141,320
Aircraft rentals	37,508	55,413	82,188	113,123
Aircraft fuel	30,011	20,071	56,950	38,504
Airport-related expenses	25,890	28,949	55,197	60,897
Other operating expenses	69,263	62,126	137,653	124,801
Total operating expenses	678,837	684,916	1,374,062	1,355,788
OPERATING INCOME	126,678	106,596	214,853	182,890
OTHER INCOME (EXPENSE):
Interest income	1,705	1,330	3,409	1,990
Interest expense	(28,811)	(27,063)	(55,045)	(51,612)
Other income (expense), net	(1,245)	—	2,313	—
Total other expense, net	(28,351)	(25,733)	(49,323)	(49,622)
INCOME BEFORE INCOME TAXES	98,327	80,863	165,530	133,268
PROVISION FOR INCOME TAXES	22,468	30,386	35,310	48,005
NET INCOME	$75,859	$50,477	$130,220	$85,263

BASIC EARNINGS PER SHARE	$1.46	$0.98	$2.51	$1.65
DILUTED EARNINGS PER SHARE	$1.43	$0.95	$2.46	$1.61
Weighted average common shares:
Basic	52,046	51,751	51,983	51,785
Diluted	52,913	52,977	52,973	53,090

COMPREHENSIVE INCOME:
Net income	$75,859	$50,477	$130,220	$85,263
Net unrealized appreciation on marketable securities, net of taxes	84	17	33	56
TOTAL COMPREHENSIVE INCOME	$75,943	$50,494	$130,253	$85,319

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

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$350,822	$331,783

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,377,448)	(738,101)
Sales of marketable securities	1,407,623	665,246
Proceeds from the sale of aircraft, property and equipment	—	50,652
Acquisition of property and equipment:
Aircraft and rotable spare parts	(553,877)	(514,443)
Buildings and ground equipment	(19,070)	(2,420)
Aircraft deposits applied towards acquired aircraft	—	16,824
Increase in other assets	(4,962)	(6,098)

NET CASH USED IN INVESTING ACTIVITIES	(547,734)	(528,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	383,644	384,825
Principal payments on long-term debt	(160,387)	(169,550)
Net proceeds from issuance of common stock	2,320	1,783
Purchase of treasury stock and employee income tax paid on equity awards	(23,467)	(13,871)
Increase in debt issuance cost	(1,917)	(3,221)
Payment of cash dividends	(9,345)	(6,727)

NET CASH PROVIDED BY FINANCING ACTIVITIES	190,848	193,239

Decrease in cash and cash equivalents	(6,064)	(3,318)
Cash and cash equivalents at beginning of period	181,792	146,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,728	$143,448

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$426	$2,038
Debt assumed on aircraft acquired off lease	$59,132	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$54,765	$50,943
Income taxes	$1,852	$598

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recently Adopted Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”).  Under Topic 606, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.  In 2016, the FASB issued several amendments to the standard, including principal versus agent considerations when another party is involved in providing goods or services to a customer and the application of identifying performance obligations.  The Company adopted this standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. Under the new standard, the Company concluded that, in addition to the aircraft lease, the individual flights are distinct services and the flight services promised in a capacity purchase agreement represent a series of services that should be accounted for as a single performance obligation, recognized over time as the flights are completed. The adoption of Topic 606 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018. The adoption of Topic 606 only affected the Company’s consolidated balance sheets and statements of comprehensive income classification, with no impact on the Company’s operating income (loss), net income (loss), earnings (loss) per share or cash flows, however the principal versus agent considerations under Topic 606 resulted in the Company recording directly reimbursed fuel expense under its fixed-fee contracts as a reduction to the applicable operating expense (net) rather than revenue (gross).  This classification change resulted in a reduction to total revenue and a reduction to operating expenses by the same amount, resulting in no change to operating income. Additionally, under the nonrefundable up-front fees and contract costs considerations of Topic 606, reimbursements from the Company’s major airline partners for up-front contract costs will be deferred and amortized over the contract term.  The related up-front costs to obtain the contract will also be capitalized and amortized over the contract term.  As the amount of the up-front reimbursement is determined from the Company’s actual costs to fulfill the contract, this change is not expected to impact the Company’s operating income (loss) as the amount of deferred revenue and the amount of capitalized costs will be recognized over the same period.  This change also resulted in a deferred revenue liability and a capitalized contract cost on the balance sheet of the same amount.

Prior to the Company’s adoption of Topic 606, the Company segregated its revenue into two categories: “Passenger revenue” and “Ground handling and other revenue.”  “Passenger revenue” included revenue from fixed-fee contracts, prorate flying agreements and airport customer service agreements for flights operated by the Company.  “Ground handling and other revenue” included revenue from airport customer service agreements for flights operated by third parties and other revenue.  Under the disaggregated revenue disclosure considerations in Topic 606, the Company segregated its revenue into the following categories: “Flying agreements revenue” and “Airport customer service and other revenues.”  “Flying agreements revenue” includes revenue from fixed-fee contracts, prorate flying agreements and other revenue generated from flying the Company’s aircraft, primarily lease revenue for the use of the aircraft.  “Airport customer service and other revenues” includes revenue from airport customer services agreements.  This change reclassifies amounts previously reported as “Passenger revenue” and “Ground handling and other revenue”. Additionally, in connection with the Company’s adoption of Topic 606, the Company renamed the operating expense “Ground handling services” to “Airport-related expenses.”  Certain airport-related expenses, such as landing fees and airport facility rents, were previously reported as “Other operating expenses” and have been reclassified as “Airport-related expenses.”

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

Impact of Recently Adopted Standards

The Company recast certain prior period amounts to conform with the adoption of Topic 606, as shown in the tables below (in thousands):

	Three Months Ended June 30, 2017
Income Statement:	Previously Reported	Adjustments	Current Presentation
OPERATING REVENUES:
Flying agreements (1)	$791,341	$(9,617)	$781,724
Airport customer service and other (2)	18,418	(8,630)	9,788
Total operating revenues	$809,759	$(18,247)	$791,512

OPERATING EXPENSES:
Salaries, wages and benefits	$295,929	$(1,134)	$294,795
Aircraft fuel	37,183	(17,112)	20,071
Airport-related expenses (3)	15,902	13,047	28,949
Other operating expenses	75,174	(13,048)	62,126
Total operating expenses	703,163	(18,247)	684,916

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

	Six Months Ended June 30, 2017
Income Statement:	Previously Reported	Adjustments	Current Presentation
OPERATING REVENUES:
Flying agreements (1)	$1,536,752	$(20,499)	$1,516,253
Airport customer service and other (2)	38,422	(15,997)	22,425
Total operating revenues	$1,575,174	$(36,496)	$1,538,678

OPERATING EXPENSES:
Salaries, wages and benefits	$595,969	$(3,507)	$592,462
Aircraft fuel	71,493	(32,989)	38,504
Airport-related expenses (3)	35,436	25,461	60,897
Other operating expenses	150,262	(25,461)	124,801
Total operating expenses	1,392,284	(36,496)	1,355,788

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

Balance Sheet:	Previously Reported December 31, 2017	Adjustments	Current Presentation December 31, 2017
ASSETS:
Other long-term assets	$49,220	$16,121	$65,341

LIABILITIES:
Other long-term liabilities	$42,541	$16,121	$58,662

The $16.1 million adjustment to other long-term assets and other long-term liabilities reflects the amount of capitalized up-front contract costs and the amount of deferred revenue for up-front reimbursements as of December 31, 2017. The $16.1 million capitalized contract costs and deferred revenue is expected to be amortized over the applicable remaining contract term. For the six months ended June 30, 2018 and 2017, the Company recognized $0.9 million and $0.7 million, respectively, of revenue associated with the amortization of the up-front contract reimbursements.

As of June 30, 2018, the Company had $71.2 million in accounts receivables of which $64.0 million related to flying agreements. As of December 31, 2017, the Company had $42.7 million in accounts receivables of which $33.9 million related to flying agreements.

Note 2 — Flying Agreements Revenue and Airport Customer Service and Other Revenues

The Company recognizes flying agreement and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in flying agreements revenue.  The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term.   For the six months ended June 30, 2018, fixed-fee arrangements represented approximately 84.7% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the six months ended June 30, 2018, prorate flying arrangements represented approximately 15.3% of the Company’s flying agreements revenue.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term.

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

The following table represents the Company’s flying agreements revenue by type for the three and six-month periods ended June 30, 2018 and 2017 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Capacity purchase agreements revenue: flight operations	$462,824	$459,350	$931,849	$905,069
Capacity purchase agreements revenue: aircraft lease revenue	201,306	208,669	390,375	407,132
Prorate agreements revenue	129,507	113,705	239,378	204,052
Flying agreements revenue	$793,637	$781,724	$1,561,602	$1,516,253

A portion of the Company’s compensation under its fixed-fee agreements is designed to reimburse the Company for certain aircraft ownership costs. The aircraft compensation structure varies by agreement, but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration associated with the use of the aircraft under the Company’s fixed-fee agreements is deemed to be lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s fixed-fee agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income since the use of the aircraft is not a separate activity of the total service provided.

The Company’s fixed-fee and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.  In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under Topic 606, where the Company records revenue to the extent it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	60 27 36 32	•Individual aircraft have scheduled removal dates from 2018 to 2027
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 700	22	•Individual aircraft have scheduled removal dates throughout 2018
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	34	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	64 20 65	•Individual aircraft have scheduled removal dates from 2018 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 135 •ERJ 145	3 97	•Individual aircraft have scheduled removal dates from 2018 to 2022
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	21	•Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700	10 38	•Individual aircraft have scheduled removal dates from 2018 to 2023
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	7	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 700	16	•Individual aircraft have scheduled removal dates from 2018 to 2019

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•CRJ 200 •E175	2 29	•Individual aircraft have scheduled removal dates from 2018 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (which are typically configured with 76 seats) (“E175”) or E175 SC dual-class regional jet aircraft (which are typically configured with 70 seats) (“E175 SC”) into service for those major airline partners.  As of June 30, 2018, the Company anticipated placing an additional six E175 aircraft with Alaska and 17 E175 or E175 SC aircraft with Delta. The delivery dates for the new E175/E175 SC aircraft are expected to take place by the end of 2018 or early 2019 with the exception of three E175 aircraft with Alaska that have been deferred until 2021. Final delivery dates may be adjusted based on various factors.

SkyWest Airlines has also entered into an agreement with Delta to operate 20 new CRJ900 aircraft. The aircraft will be acquired by Delta with delivery dates expected to take place beginning in late 2018 through the end of 2020. These aircraft will replace 20 CRJ700 aircraft scheduled to expire under SkyWest’s flying contracts with Delta.

SkyWest Airlines also reached an agreement with American to place 20 used CRJ700 aircraft into service under a four-year contract. The 20 CRJ700 aircraft are expected to be sourced from within the Company’s fleet. These aircraft have started to be placed into service and are expected to all be in service by early 2019.

Additionally, SkyWest Airlines and United have agreed to extend the flying contract for 19 CRJ700 aircraft. These aircraft previously had expirations scheduled for mid-2019, which were extended to mid-2022.

When an aircraft is scheduled to be removed from a fixed-fee arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate arrangement or parting out the aircraft to use the engines and parts as spare inventory.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the six months ended June 30, 2018, the Company granted 15,165 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $53.40. Additionally, during the six months ended June 30, 2018, the Company granted 114,856 restricted stock units and 89,982 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2018 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $53.40 per share. During the six months ended June 30, 2018, the Company did not grant any options to purchase shares of common stock.

The Company accounts for forfeitures of restricted stock units and performance share grants in 2018 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the six months ended June 30, 2018 and 2017, the Company recorded pre-tax share-based compensation expense of $7.6 million and $5.8 million, respectively.

The Company repurchased 177,580 shares of its common stock for $10.0 million, and paid $13.5 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees, during the six months ended June 30, 2018.  The Company repurchased 281,000 shares of its common stock for $10.0 million, and paid $3.8 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees, during the six months ended June 30, 2017

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the six months ended June 30, 2018, 207,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2018. During the six months ended June 30, 2017, 285,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2017.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Numerator:
Net Income	$75,859	$50,477	$130,220	$85,263

Denominator:
Weighted average number of common shares outstanding	52,046	51,751	51,983	51,785
Effect of outstanding share-based awards	867	1,226	990	1,305
Weighted average number of shares for diluted net income per common share	52,913	52,977	52,973	53,090

Basic earnings per share	$1.46	$0.98	$2.51	$1.65
Diluted earnings per share	$1.43	$0.95	$2.46	$1.61

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue). The SkyWest Leasing segment includes revenue attributed to the Company’s E175 aircraft ownership related revenues under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft. The SkyWest Leasing segment additionally includes the ownership and activity of four CRJ200 aircraft leased to a third party.

The following represents the Company’s segment data for the three-month periods ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$587,480	$143,707	$74,328	$805,515
Operating expense	494,143	148,525	36,169	678,837
Depreciation and amortization expense	38,841	10,200	33,673	82,714
Interest expense	4,202	788	23,821	28,811
Segment profit (loss) (2)	89,135	(5,606)	14,338	97,867
Identifiable intangible assets, other than goodwill	—	2,448	—	2,448
Total assets (as of June 30, 2018)	2,222,784	563,198	3,127,111	5,913,093
Capital expenditures (including non-cash)	40,039	1,588	323,090	364,717

	Three months ended June 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1) (3)	$519,708	$211,819	$59,985	$791,512
Operating expense (3)	442,600	214,864	27,452	684,916
Depreciation and amortization expense	32,530	11,710	26,966	71,206
Interest expense	5,735	1,088	20,240	27,063
Segment profit (loss) (2) (3)	71,373	(4,133)	12,293	79,533
Identifiable intangible assets, other than goodwill	—	7,124	—	7,124
Total assets (as of June 30, 2017) (3)	2,235,863	529,175	2,580,107	5,345,145
Capital expenditures (including non-cash)	25,346	4,501	265,955	295,802

(1)	Prorate revenue, Airport customer service and other revenues is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.
(3)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The following represents the Company’s segment data for the six-month periods ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,143,775	$304,788	$140,352	$1,588,915
Operating expense	993,019	315,349	65,694	1,374,062
Depreciation and amortization expense	76,327	21,362	62,609	160,298
Interest expense	8,678	1,615	44,752	55,045
Segment profit (loss) (2)	142,078	(12,176)	29,906	159,808
Identifiable intangible assets, other than goodwill	—	2,448	—	2,448
Total assets (as of June 30, 2018)	2,222,784	563,198	3,127,111	5,913,093
Capital expenditures (including non-cash)	76,322	2,926	553,257	632,505

	Six months ended June 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1) (3)	$984,624	$440,266	$113,788	$1,538,678
Operating expense (3)	859,931	444,146	51,711	1,355,788
Depreciation and amortization expense	64,347	26,235	50,738	141,320
Interest expense	11,535	2,202	37,875	51,612
Segment profit (loss) (2) (3)	113,158	(6,082)	24,202	131,278
Identifiable intangible assets, other than goodwill	—	7,124	—	7,124
Total assets (as of June 30, 2017) (3)	2,235,863	529,175	2,580,107	5,345,145
Capital expenditures (including non-cash)	58,777	10,155	449,969	518,901

(1)	Prorate revenue, Airport customer service and other revenues is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.
(3)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

Note 6 — Commitments and Contingencies

As of June 30, 2018, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2018 (in thousands):

July through December 2018	$43,683
2019	85,317
2020	101,529
2021	93,117
2022	75,178
Thereafter	159,347
$558,171

As of June 30, 2018, the Company had a firm purchase commitment for 23 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that have been deferred until 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$558,171	$43,683	$85,317	$101,529	$93,117	$75,178	$159,347
Firm aircraft and spare engine commitments	626,980	508,740	21,200	10,600	86,440	—	—
Interest commitments (1)	600,413	60,497	111,075	96,051	82,139	69,227	181,424
Principal maturities on long-term debt	2,994,776	172,320	357,548	330,229	319,827	310,891	1,503,961
Total commitments and obligations	$4,780,340	$785,240	$575,140	$538,409	$581,523	$455,296	$1,844,732

(1)	At June 30, 2018, the Company had variable rate notes representing 1.6% of its total long-term debt. Actual interest commitments will change based on the actual variable interest.

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

As of June 30, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$206,184	$—	$206,184	$—
Commercial paper	267,178	—	267,178	—
	$473,362	$—	$473,362	$—
Cash, Cash Equivalents	175,728	175,728	—	—
Total Assets Measured at Fair Value	$649,090	$175,728	$473,362	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$344,251	$—	$344,251	$—
Commercial paper	159,252	—	159,252	—
	$503,503	$—	$503,503	$—
Cash, Cash Equivalents	181,792	181,792	—	—
Total Assets Measured at Fair Value	$685,295	$181,792	$503,503	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2018.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2018 and December 31, 2017, the Company classified $473.4 million and $503.5 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of June 30, 2018 and December 31, 2017, the cost of the Company’s total cash and cash equivalents and available for sale securities was $649.1 million and $685.5 million, respectively.  As of June 30, 2018 and December 31, 2017, the fair value of the Company’s total cash and cash equivalents and available for sale securities was $649.1 million and $685.3 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.0 billion as of June 30, 2018 and $2.7 billion as of December 31, 2017, as compared to the carrying amount of $2.99 billion as of June 30, 2018 and $2.71 billion as of December 31, 2017.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Current portion of long-term debt	$357,465	$313,243
Current portion of unamortized debt issue cost, net	(3,722)	(3,565)
Current portion of long-term debt, net of debt issue costs	$353,743	$309,678

Long-term debt, net of current maturities	$2,637,311	$2,399,107
Long-term portion of unamortized debt issue cost, net	(21,674)	(21,761)
Long-term debt, net of current maturities and debt issue costs	$2,615,637	$2,377,346

Total long-term debt (including current portion)	$2,994,776	$2,712,350
Total unamortized debt issue cost, net	(25,396)	(25,326)
Total long-term debt, net of debt issue costs	$2,969,380	$2,687,024

During the six months ended June 30, 2018, the Company took delivery of 19 E175 aircraft and purchased nine previously-leased aircraft, which the Company financed through $383.6 million of long-term debt.  The debt associated with the 19 E175 aircraft has a 12-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.6% to 4.9% and is secured by the E175 aircraft. The Company acquired nine aircraft off a lease during the six months ended June 30, 2018. The debt associated with the nine previously-leased aircraft has a term ranging from three to four years, is due in semi-annual installments with a fixed annual interest rate of 6.45% and is secured by the previously-leased aircraft.

As of June 30, 2018 and December 31, 2017,  the Company had $87.9 million and $87.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2018 was 22.9%. The Company’s effective tax rate for the three months ended June 30, 2018 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses, partially offset by a $0.9 million discrete tax benefit from a capital loss carryforward valuation allowance resulting from a gain on sale of capital assets during the three months ended June 30, 2018.

The Company’s effective tax rate for the six months ended June 30, 2018 was 21.3%. The Company’s effective tax rate for the six months ended June 30, 2018 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible crew per diem meal expenses, partially offset by a $4.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2018 pursuant to Accounting Standards Update No. 2016‑09, “Compensation—Stock Compensation (Topic 718)” and a $0.9 million discrete tax benefit from a capital loss carryforward valuation allowance resulting from a gain on sale of capital assets during the three months ended June 30, 2018.

In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Act”) enacted in December 2017, the Company recorded a provisional amount of income tax benefit of $246.8 million related to the re-measurement of deferred tax balances for the year ended December 31, 2017.  In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the six months ended June 30, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  The Company is still analyzing the impacts of the Tax Act on $13.9 million of alternative minimum tax credits that may be refundable as of June 30, 2018.  The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with SEC guidance.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2018, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and six-month periods ended June 30, 2018 and 2017. Also discussed is our financial condition as of June 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2018, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of June 30, 2018, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 2,800 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of June 30, 2018, SkyWest Airlines and ExpressJet had a total fleet of 617 aircraft, of which 583 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ135	ERJ145	E175	Total
United	85	20	—	3	97	65	270
Delta	94	49	36	—	—	32	211
American	17	54	—	—	—	—	71
Alaska	2	—	—	—	—	29	31
Aircraft in scheduled service	198	123	36	3	97	126	583
Subleased to an un-affiliated entity	4	—	—	—	—	—	4
Other*	6	8	—	—	16	—	30
Total	208	131	36	3	113	126	617

*As of June 30, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

As of June 30, 2018, approximately 46.3% of our aircraft in scheduled service operated for United, approximately 36.2% was operated for Delta, approximately 12.2% was operated for American and approximately 5.3% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of fixed-fee arrangements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners.  Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts,” “contract flying arrangements” or “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the six months ended June 30, 2018, contract flying revenue and prorate revenue represented approximately 84.7% and 15.3%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Second Quarter Summary

Our total operating revenues of $805.5 million for the three months ended June 30, 2018 increased 1.8%  compared to total operating revenues of  $791.5 million for the three months ended June 30, 2017. We had net income of $75.9 million, or $1.43 per diluted share, for the three months ended June 30, 2018, compared to net income of $50.5 million, or $0.95 per diluted share, for the three months ended June 30, 2017.

Significant items affecting our financial performance during the three months ended June 30, 2018 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less profitable or older 50-seat regional jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Additionally, during the three months ended June 30, 2018, we completed the process of returning our Canadair CRJ900 regional jet aircraft (“CRJ900s”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) operated by ExpressJet under a fixed-fee contract and aircraft lease with Delta to Delta. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Although the number of our aircraft operating in scheduled service decreased by 6.9% since June 30, 2017, and we had a 6.0% reduction in our block hour production since June 30, 2017, our total revenues increased $14.0 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017.  The increase in revenue, despite the decrease in fleet size and block hour production, was primarily driven by the increase in revenue from 23 new E175 aircraft added to flying arrangements since June 30, 2017,  significantly offset by the removal of 66 CRJ200s, ERJ145s, CRJ700s and CRJ900s with a lower revenue per aircraft since June 30, 2017.

Operating Expenses

Our total operating expenses decreased $6.1 million for the three months ended June 30, 2018, compared to the three months ended June 30, 2017.  This decrease was primarily due to a net reduction in our fleet size and related level of departures and block hours, partially offset by increased compensation paid to our crews since June 30, 2017, an increase in our average fuel cost per gallon on our prorate flying and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term Power-By-The-Hour engine maintenance agreements. “Power-By-The-Hour” agreements are agreements between us and a third-party vendor, pursuant to which we pay the third-party vendor a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of June 30, 2018 and 2017:

Aircraft in Service	June 30, 2018	June 30, 2017
CRJ200s	198	206
CRJ700s	123	129
CRJ900s	36	64
ERJ145/135s	100	124
E175s	126	103
Total	583	626

Changes in our fleet activity from June 30, 2017 to June 30, 2018 are summarized as follows:

Aircraft available for scheduled service at June 30, 2017:		626
Additions:
New E175 aircraft added with Alaska:	9
New E175 aircraft added with Delta:	14
New aircraft added to fleet:		23
Removals, net:
ERJ145/ERJ135 aircraft removed from service:	(24)
CRJ200 aircraft removed from service:	(8)
CRJ700 aircraft removed from service:	(6)
CRJ900 aircraft removed from service:	(28)
Total removals, net:		(66)

Aircraft available for scheduled service at June 30, 2018:		583

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes  for the periods identified below:

	For the three months ended June 30,
	2018	2017	% Change
Block hours	439,174	467,100	(6.0)%
Departures	255,561	280,326	(8.8)%
Passengers carried	12,339,631	13,364,974	(7.7)%
Passenger load factor	81.9%	81.8%	0.1	pts
Average passenger trip length (miles)	522	511	2.2%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017	$ Change	% Change
Flying agreements	$793,637	$781,724	$11,913	1.5%
Airport customer service and other	11,878	9,788	2,090	21.4%
Total operating revenues	$805,515	$791,512	$14,003	1.8%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners.  Airport customer service and other revenues primarily consist of revenue earned from providing airport counter, gate and ramp services.  Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the three months ended June 30,
	2018	2017	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$462,824	$459,350	$3,474	0.8%
Capacity purchase agreements revenue: aircraft lease revenue	201,306	208,669	(7,363)	(3.5)%
Prorate agreements revenue	129,507	113,705	15,802	13.9%
Flying agreements revenue	$793,637	$781,724	$11,913	1.5%

The increase in “Capacity purchase agreements revenue: flight operations” of $3.5 million was primarily due to incremental revenue generated from 23 new E175 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since June 30, 2017, partially offset by the timing of the removal of 66 CRJ200, ERJ145/135, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since June 30, 2017.  The decrease in “Capacity purchase agreement revenue: aircraft lease revenue” of $7.4 million was primarily due to the net reduction of 43 aircraft from our fleet since June 30, 2017 and the related reduction in aircraft lease revenue under our fixed-fee agreements.  The increase in prorate agreement revenue of $15.8 million was primarily due to the incremental revenue generated from seven CRJ200 aircraft added to our prorate agreements and other economic improvements made to certain prorate agreements since June 30, 2017.

The $2.1 million increase in airport customer service and other revenues was primarily related to a combination of an increase in volume of airport service agreements and contract rate increases on agreements that were renewed since June 30, 2017.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2018	2017	$ Change	% Change
Salaries, wages and benefits	$293,677	$294,795	$(1,118)	(0.4)%
Aircraft maintenance, materials and repairs	139,774	152,356	(12,582)	(8.3)%
Depreciation and amortization	82,714	71,206	11,508	16.2%
Aircraft rentals	37,508	55,413	(17,905)	(32.3)%
Aircraft fuel	30,011	20,071	9,940	49.5%
Airport-related expenses	25,890	28,949	(3,059)	(10.6)%
Other operating expenses	69,263	62,126	7,137	11.5%
Total operating expenses	$678,837	$684,916	$(6,079)	(0.9)%
Interest expense	28,811	27,063	1,748	6.5%
Total airline expenses	$707,648	$711,979	$(4,331)	(0.6)%

Salaries, wages and employee benefits.    The $1.1 million decrease in salaries, wages and employee benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by higher crew compensation costs resulting from labor agreements executed during the second half of 2017.

Aircraft maintenance, materials and repairs.    The  $12.6 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.0% and a decrease in the number of maintenance events during the three months ended June 30, 2018 compared to the three months ended June 30, 2017. This decrease in aircraft maintenance expense was partially offset by an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 23 E175 aircraft added since June 2017.

Depreciation and amortization.    The  $11.5 million increase in depreciation and amortization expense was primarily due to the purchase of 23 E175 aircraft and spare engines subsequent to June 30, 2017, which was partially offset by a reduction of 50-seat owned aircraft and related depreciation during the same period.

Aircraft rentals.    The $17.9 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to June 30, 2017.

Aircraft Fuel.  The $9.9 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and the corresponding additional gallons of fuel we purchased along with an increase in our average fuel cost per gallon from $1.93 for the three months ended June 30, 2017 to $2.63 for the three months ended June 30, 2018. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	11,400	10,381	9.8%
Fuel expense	$30,011	$20,071	49.5%

Airport-related expenses.  Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $3.1 million decrease in airport-related expenses was primarily due to a decrease in airport terminal rents during the three months ended June 30, 2018.

Other operating expenses.  Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $7.1 million increase in other operating expenses was primarily related to an increase in the use of hotels for crews and property tax on additional aircraft added since June 30, 2017,  which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The  $1.7 million increase in interest expense was primarily related to the additional interest expense associated with the 23 E175 aircraft added to our fleet since June 30, 2017 which were primarily debt financed.

Total airline expense.    The $4.3 million decrease in total airline expenses was primarily related to a reduction in fleet size and related block hour production of 6.0% during the three months ended June 30, 2018 compared to the three months ended June 30, 2017, partially offset by an increase in our average fuel cost per gallon incurred under our prorate agreements, an increase in crew compensation costs and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term, Power-By-The-Hour engine maintenance agreements.

Summary of other income (expense) items and provision for income taxes:

Other expense.    During the three months ended June 30, 2018, we had other expense of $1.2 million primarily related to a mark-to-market loss on trading securities sold during the three months ended June 30, 2018.

Income taxes. Our provision for income taxes was 22.9% and 37.6% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate relates to the Tax Cuts and Jobs Act of 2017 which reduced the federal statutory rate from 35% to 21%, a year-over-year increase in the discrete tax benefit from excess tax deductions generated from employee equity transactions, and a 2018 discrete tax benefit from a release of capital loss carryforward valuation allowance.  Multiple variables may impact the future tax benefit from excess tax deductions generated from employee equity transactions including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

 Net income.  Primarily due to the factors described above, we generated net income of $75.9 million, or $1.43 per diluted share, for the three months ended June 30, 2018, compared to net income of $50.5 million, or $0.95 per diluted share, for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the six months ended June 30,
	2018	2017	% Change
Block hours	875,541	919,783	(4.8)%
Departures	503,688	544,188	(7.4)%
Passengers carried	23,659,861	25,385,351	(6.8)%
Passenger load factor	79.7%	80.3%	(0.6)	pts
Average passenger trip length (miles)	523	515	1.6%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017	$ Change	% Change
Flying agreements	$1,561,602	$1,516,253	$45,349	3.0%
Airport customer service and other	27,313	22,425	4,888	21.8%
Total operating revenues	$1,588,915	$1,538,678	$50,237	3.3%

Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the six months ended June 30,
	2018	2017	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$931,849	$905,069	$26,780	3.0%
Capacity purchase agreements revenue: aircraft lease revenue	390,375	407,132	(16,757)	(4.1)%
Prorate agreements revenue	239,378	204,052	35,326	17.3%
Flying agreements revenue	$1,561,602	$1,516,253	$45,349	3.0%

The increase in “Capacity purchase agreements revenue: flight operations” of $26.8 million was primarily due to incremental revenue generated from 23 new E175 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since June 30, 2017, partially offset by the timing of the removal of 66 CRJ200, ERJ145/135, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since June 30, 2017.  The decrease in “Capacity purchase agreement revenue: aircraft lease revenue” of $16.8 million was primarily due to the net reduction of 43 aircraft from our fleet since June 30, 2017 and the related reduction in aircraft lease revenue under our fixed-fee agreements.  The increase in prorate agreement revenue of $35.3 million was primarily due to the incremental revenue generated from seven CRJ200 aircraft added to our prorate agreements and other economic improvements made to certain prorate agreements since June 30, 2017.

The $4.9 million increase in airport customer service and other revenues was primarily related to a combination of an increase in volume of airport service agreements and contract rate increases on agreements that were renewed since June 30, 2017.

Operating Expenses

The following table summarizes our operating expenses for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2018	2017	$ Change	% Change
Salaries, wages and benefits	$600,396	$592,462	$7,934	1.3%
Aircraft maintenance, materials and repairs	281,380	284,681	(3,301)	(1.2)%
Depreciation and amortization	160,298	141,320	18,978	13.4%
Aircraft rentals	82,188	113,123	(30,935)	(27.3)%
Aircraft fuel	56,950	38,504	18,446	47.9%
Airport-related expenses	55,197	60,897	(5,700)	(9.4)%
Other operating expenses	137,653	124,801	12,852	10.3%
Total operating expenses	$1,374,062	$1,355,788	$18,274	1.3%
Interest expense	55,045	51,612	3,433	6.7%
Total airline expenses	$1,429,107	$1,407,400	$21,707	1.5%

Salaries, wages and employee benefits.  The $7.9 million increase in salaries, wages and employee benefits was primarily due to higher crew compensation costs resulting from labor agreements executed during the second half of 2017, which was partially offset by a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  The $3.3 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 4.8% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017, which was partially offset by an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 23 E175 aircraft added since June 2017.

Depreciation and amortization.  The $19.0 million increase in depreciation and amortization expense was primarily due to the purchase of 23 E175 aircraft and spare engines subsequent to June 30, 2017, which was partially offset by a reduction of 50-seat owned aircraft and related depreciation during the same period.

Aircraft rentals.  The $30.9 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to June 30, 2017.

Aircraft Fuel.  The $18.4 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and the corresponding additional gallons of fuel we purchased along with an increase in our average fuel cost per gallon from $1.97 for the six months ended June 30, 2017 to $2.52 for the six months ended June 30, 2018. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	22,612	19,544	15.7%
Fuel expense	$56,950	$38,504	47.9%

Airport-related expenses.  Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $5.7 million decrease in airport-related expenses was primarily due to a decrease in airport terminal rents during the six months ended June 30, 2018.

Other operating expenses.  Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $12.9 million increase in other operating expenses was primarily related to an increase in the use of hotels for crews and property tax on additional aircraft added since June 30, 2017, which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The $3.4 million increase in interest expense was primarily related to the additional interest expense associated with the 23 E175 aircraft added to our fleet since June 30, 2017 which were primarily debt financed.

Total airline expense.    The $21.7 million increase in total airline expenses was primarily related to an increase in our average fuel cost per gallon incurred under our prorate agreements, an increase in crew compensation costs and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term Power-By-The-Hour engine maintenance agreements, partially offset by a reduction in fleet size and related block hour production of 4.8% during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

Summary of other income (expense) items and provision for income taxes:

Other Income, net.  During the six months ended June 30, 2018, we had other income of $2.3 million primarily related to a mark-to-market gain on trading securities sold during the six months ended June 30, 2018.

Income taxes. Our provision for income taxes was 21.3% and 36.0% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate relates to the Tax Cuts and Jobs Act of 2017 which reduced the federal statutory rate from 35% to 21%, and a 2018 discrete tax benefit from a release of capital loss carryforward valuation allowance.

Net income.  Primarily due to the factors described above, we generated net income of $130.2 million, or $2.46 per diluted share, for the six months ended June 30, 2018, compared to net income of $85.3 million, or $1.61 per diluted share, for the six months ended June 30, 2017.

Our Business Segments

Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$587,480	$519,708	$67,772	13.0%
ExpressJet operating revenues	143,707	211,819	(68,112)	(32.2)%
SkyWest Leasing operating revenues	74,328	59,985	14,343	23.9%
Total Operating Revenues	$805,515	$791,512	$14,003	1.8%
Airline Expenses:
SkyWest Airlines airline expense	$498,345	$448,335	$50,010	11.2%
ExpressJet airline expense	149,313	215,952	(66,639)	(30.9)%
SkyWest Leasing airline expense	59,990	47,692	12,298	25.8%
Total Airline Expense (1)	$707,648	$711,979	$(4,331)	(0.6)%
Segment profit (loss):
SkyWest Airlines segment profit	$89,135	$71,373	$17,762	24.9%
ExpressJet segment loss	(5,606)	(4,133)	(1,473)	35.6%
SkyWest Leasing profit	14,338	12,293	2,045	16.6%
Total Segment Profit	$97,867	$79,533	$18,334	23.1%
Interest Income and other income	1,705	1,330	375	28.2%
Other Income (Expense), net	(1,245)	—	(1,245)	NM
Consolidated Income Before Taxes	$98,327	$80,863	$17,464	21.6%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 344,284, or 13.3%, for the three months ended June 30, 2018, from 303,921 for the three months ended June 30, 2017, primarily due to the additional block hour production from 23 new E175 aircraft added subsequent to June 30, 2017.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $67.8 million, or 13.0%, increase in SkyWest Airlines Operating Revenues for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to revenue associated with 23 additional E175 aircraft subsequent to June 30, 2017.

The  $50.0 million, or 11.2%, increase in SkyWest Airlines Airline Expense for the three months ended June 30, 2018, compared to the three months ended June 30, 2017,  was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $25.6 million, or 13.9%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed during the second half of 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $5.5 million, or 5.8%, primarily attributable to direct maintenance costs related to the increased volume of block hours along with an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 23 E175 aircraft added since June 2017, partially offset by a decrease in the number of maintenance events during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

•

SkyWest Airlines’ fuel expense increased $10.3 million, or 52.6%,  primarily due to an increase in the average fuel cost per gallon in 2018 compared to 2017 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.63 and $1.93 for the three months ended June 30, 2018 and 2017, respectively.

•

SkyWest Airlines’ other operating expense increased $11.7 million, or 27.7%, primarily due to an  increase in the use of hotels for crews, property taxes on additional aircraft added since June 30, 2017 and an increase in direct operating costs associated with a 13.3% increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 94,890, or 41.8%, for the three months ended June 30, 2018, from 163,179 for the three months ended June 30, 2017, primarily due to the reduction in fleet size.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $68.1 million, or 32.2%, decrease in ExpressJet Operating Revenues for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to a reduction in block hour production due to a reduced fleet size since June 30, 2017.

The $66.6 million, or 30.9%, decrease in ExpressJet Airline Expense for the three months ended June 30, 2018, compared to the three months ended June 30, 2017, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $26.8 million, or 24.3%, primarily due to a reduction in direct labor costs associated with 41.8% fewer block hours produced year-over-year.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $20.0 million, or 35.6%, primarily due to the decrease in fleet size subsequent to June 30, 2017.

•	ExpressJet’s aircraft rental expenses decreased $8.1 million, or 81.3%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to June 30, 2017.

•	ExpressJet’s airport-related expenses decreased $5.0 million, or 83.9%, primarily due to a reduction in station rents since June 30, 2017.

•	ExpressJet’s other operating expense decreased $4.5 million, or 22.5%, primarily due to a decrease in direct operating costs associated with a 41.8% reduction in block hour production year-over-year.

SkyWest Leasing Segment Profit.    SkyWest Leasing profit increased $2.0 million during the three months ended June 30, 2018, compared to the three months ended June 30, 2017,  primarily due to 23 E175 aircraft added to our fleet subsequent to June 30, 2017.

Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,143,775	$984,624	$159,151	16.2%
ExpressJet operating revenues	304,788	440,266	(135,478)	(30.8)%
SkyWest Leasing operating revenues	140,352	113,788	26,564	23.3%
Total Operating Revenues	$1,588,915	$1,538,678	$50,237	3.3%
Airline Expenses:
SkyWest Airlines airline expense	$1,001,697	$871,466	$130,231	14.9%
ExpressJet airline expense	316,964	446,348	(129,384)	(29.0)%
SkyWest Leasing airline expense	110,446	89,586	20,860	23.3%
Total Airline Expense (1)	$1,429,107	$1,407,400	$21,707	1.5%
Segment profit (loss):
SkyWest Airlines segment profit	$142,078	$113,158	$28,920	25.6%
ExpressJet segment loss	(12,176)	(6,082)	(6,094)	100.2%
SkyWest Leasing profit	29,906	24,202	5,704	23.6%
Total Segment Profit	$159,808	$131,278	$28,530	21.7%
Interest Income and other income	3,409	1,990	1,419	71.3%
Other Income (Expense), net	(1,245)	—	(1,245)	NM
Consolidated Income Before Taxes	$161,972	$133,268	$28,704	21.5%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 673,228, or 15.7%, for the six months ended June 30, 2018, from 581,756 for the six months ended June 30, 2017, primarily due to the additional block hour production from 23 new E175 aircraft added subsequent to June 30, 2017.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $159.2 million, or 16.2%, increase in SkyWest Airlines Operating Revenues for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to revenue associated with 23 additional E175 aircraft subsequent to June 30, 2017.

The $130.2 million, or 14.9%, increase in SkyWest Airlines Airline Expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $61.1 million, or 16.9%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed during the second half of 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $27.4 million, or 15.7%, primarily attributable to an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 23 E175 aircraft added since June 2017, and direct maintenance costs related to the increased volume of block hours.

•

SkyWest Airlines’ fuel expense increased $19.3 million, or 51.5%, primarily due to an increase in the average fuel cost per gallon in 2018 compared to 2017 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.52 and $1.97 for the six months ended June 30, 2018 and 2017, respectively.

•

SkyWest Airlines’ other operating expense increased $24.4 million, or 30.2%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added since June 30, 2017 and an increase in direct operating costs associated with a 15.7% increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 202,313, or 40.1%, for the six months ended June 30, 2018, from 338,027 for the six months ended June 30, 2017, primarily due to the reduction in fleet size.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $135.5 million, or 30.8%, decrease in ExpressJet Operating Revenues for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to a reduction in block hour production due to a reduced fleet size since June 30, 2017.

The $129.4 million, or 29.0%, decrease in ExpressJet Airline Expense for the six months ended June 30, 2018, compared to the six months ended June 30, 2017, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $53.4 million, or 23.1%, primarily due to a reduction in direct labor costs associated with 40.1% fewer block hours produced year-over-year.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $32.6 million, or 29.4%, primarily due to the decrease in fleet size subsequent to June 30, 2017.

•	ExpressJet’s aircraft rental expenses decreased $15.3 million, or 77.4%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to June 30, 2017.

•	ExpressJet’s airport-related expenses decreased $10.2 million, or 84.9%, primarily due to a reduction in station rents since June 30, 2017.

•	ExpressJet’s other operating expense decreased $11.6 million, or 26.4%, primarily due to a decrease in direct operating costs associated with a 40.1% reduction in block hour production year-over-year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $5.7 million during the six months ended June 30, 2018, compared to the six months ended June 30, 2017, primarily due to 23 E175 aircraft added to our fleet subsequent to June 30, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2018 and 2017, and our total cash and marketable securities positions as of June 30, 2018 and December 31, 2017 (in thousands):

	For the six months ended June 30,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$350,822	$331,783	$19,039	5.7%
Net cash used in investing activities	(547,734)	(528,340)	(19,394)	3.7%
Net cash provided by financing activities	190,848	193,239	(2,391)	(1.2)%

	June 30,	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$175,728	$181,792	$(6,064)	(3.3)%
Marketable securities	473,362	503,503	(30,141)	(6.0)%
Total cash and marketable securities	$649,090	$685,295	$(36,205)	(5.3)%

Cash Flows provided by Operating Activities

The $19.0 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $32.3 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. This increase in net cash provided by operating activities was partially offset by changes in working capital.

Cash Flows used in Investing Activities

The $19.4 million increase in cash used in investing activities was primarily due to the acquisition of 23 E175 aircraft and the related spare aircraft assets during the six months ended June 30, 2018, compared to 17 E175 aircraft and the related spare aircraft assets purchased during the six months ended June 30, 2017, which in total represented an increase of $56.3 million. This increase in cash used in investing activities was significantly offset by net liquidation of marketable securities, which provided an additional $103.0 million during the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Additionally, during the six months ended June 30, 2017,  we received proceeds from the sale of 15 CRJ200 aircraft,  eleven EMB120 aircraft and one CRJ700 aircraft for $50.7 million.

Cash Flows provided by Financing Activities

The $2.4 million decrease in cash provided by financing activities was primarily related to an additional $9.6 million used to purchase treasury shares and make income tax payments towards vested employee equity awards during the six months ended June 30, 2018. Additionally, during the six months ended June 30, 2017, we paid off debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2018, our total capital mix was 41.6% equity and 58.4% long-term debt, compared to 42.5% equity and 57.5% long-term debt at December 31, 2017.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$558,171	$43,683	$85,317	$101,529	$93,117	$75,178	$159,347
Firm aircraft and spare engine commitments	626,980	508,740	21,200	10,600	86,440	—	—
Interest commitments (1)	600,413	60,497	111,075	96,051	82,139	69,227	181,424
Principal maturities on long-term debt	2,994,776	172,320	357,548	330,229	319,827	310,891	1,503,961
Total commitments and obligations	$4,780,340	$785,240	$575,140	$538,409	$581,523	$455,296	$1,844,732

(1)	At June 30, 2018, we had variable rate notes representing 1.6% of our total long-term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

As of June 30, 2018,  we had a firm purchase commitment for 23 E175/E175 SC aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that are anticipated to be delivered in 2021.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for 23 E175/E175 SC aircraft with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At June 30, 2018, we had 273 aircraft under lease with remaining terms ranging from one year or less to seven years. Future minimum lease payments due under all long-term operating leases were approximately $558.2 million at June 30, 2018. Assuming a 5.0% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $448.9  million at June 30, 2018.

Long-term Debt Obligations

As of June 30, 2018, we had $3.0 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 4.1% at June 30, 2018.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. We have also guaranteed the obligations of ExpressJet under the ExpressJet Delta Connection Agreement and the ExpressJet United ERJ Agreement. In addition, we have guaranteed certain other obligations under aircraft financing and leasing agreements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2018, prorate flying arrangements represented approximately 15.3% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $14.2 million in fuel expense for the six months ended June 30, 2018.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At June 30, 2018, we had variable rate notes representing 1.6% of our total long-term debt compared to 2.5% of our long-term debt at December 31, 2017. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $0.3 million in interest expense for the six months ended June 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2018, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2018, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2018, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $100.0 million of our common stock. During the three months ended June 30, 2018, we did not repurchase any additional shares of our common stock. As of June 30, 2018, we had repurchased approximately 661,000 shares of our common stock for $30.0 million under this authorization.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2018.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer