Form 10-Q
period 2018-09-30
SKYWEST INC
filed 2018-11-06
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2018
Common stock, no par value	51,895,343

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$324,561	$181,792
Marketable securities	380,242	503,503
Income tax receivable	18,118	5,316
Receivables, net	62,233	42,731
Inventories, net	124,037	119,755
Prepaid aircraft rents	89,839	115,098
Other current assets	53,042	26,938
Total current assets	1,052,072	995,133

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	6,229,941	5,335,870
Deposits on aircraft	27,579	49,000
Buildings and ground equipment	297,862	265,608
	6,555,382	5,650,478
Less-accumulated depreciation and amortization	(1,680,115)	(1,467,475)
Total property and equipment, net	4,875,267	4,183,003

OTHER ASSETS:
Long-term prepaid assets	189,357	230,923
Other assets	68,164	65,341
Total other assets	257,521	296,264
Total assets	$6,184,860	$5,474,400

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2018	2017 (a)
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$357,327	$309,678
Accounts payable	320,432	288,904
Accrued salaries, wages and benefits	150,881	154,367
Taxes other than income taxes	21,618	19,228
Other current liabilities	63,187	48,648
Total current liabilities	913,445	820,825

LONG-TERM DEBT, net of current maturities	2,751,722	2,377,346

DEFERRED INCOME TAXES PAYABLE	493,562	419,020

DEFERRED AIRCRAFT CREDITS	34,580	44,225

OTHER LONG-TERM LIABILITIES	62,678	58,662

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,239,194 and 80,398,104 shares issued, respectively	688,168	672,593
Retained earnings	1,714,621	1,516,957
Treasury stock, at cost, 29,310,836 and 28,643,535 shares, respectively	(473,898)	(435,178)
Accumulated other comprehensive loss	(18)	(50)
Total stockholders’ equity	1,928,873	1,754,322
Total liabilities and stockholders’ equity	$6,184,860	$5,474,400

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017 (a)	2018	2017 (a)
OPERATING REVENUES:
Flying agreements	$816,057	$800,965	$2,377,659	$2,317,218
Airport customer service and other	13,218	11,708	40,531	34,133
Total operating revenues	829,275	812,673	2,418,190	2,351,351
OPERATING EXPENSES:
Salaries, wages and benefits	301,378	304,014	901,775	896,476
Aircraft maintenance, materials and repairs	142,285	148,787	423,665	433,467
Depreciation and amortization	86,088	74,095	246,386	215,415
Aircraft rentals	36,827	54,976	119,015	168,098
Aircraft fuel	30,258	22,791	87,208	61,295
Airport-related expenses	25,655	30,209	80,852	91,106
Other operating expenses	68,859	65,432	206,511	190,235
Total operating expenses	691,350	700,304	2,065,412	2,056,092
OPERATING INCOME	137,925	112,369	352,778	295,259
OTHER INCOME (EXPENSE):
Interest income	2,283	1,408	5,692	3,398
Interest expense	(31,440)	(27,101)	(86,485)	(78,713)
Other income (expense), net	1,157	—	3,470	—
Total other expense, net	(28,000)	(25,693)	(77,323)	(75,315)
INCOME BEFORE INCOME TAXES	109,925	86,676	275,455	219,944
PROVISION FOR INCOME TAXES	26,879	32,960	62,189	80,966
NET INCOME	$83,046	$53,716	$213,266	$138,978

BASIC EARNINGS PER SHARE	$1.60	$1.04	$4.10	$2.68
DILUTED EARNINGS PER SHARE	$1.57	$1.01	$4.03	$2.62
Weighted average common shares:
Basic	52,039	51,833	52,002	51,801
Diluted	52,981	53,080	52,976	53,087

COMPREHENSIVE INCOME:
Net income	$83,046	$53,716	$213,266	$138,978
Net unrealized appreciation (depreciation) on marketable securities, net of taxes	(2)	11	32	67
TOTAL COMPREHENSIVE INCOME	$83,044	$53,727	$213,298	$139,045

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

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2018	2017
NET CASH PROVIDED BY OPERATING ACTIVITIES	$573,127	$532,289

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,575,991)	(1,002,624)
Sales of marketable securities	1,699,284	843,509
Proceeds from the sale of aircraft, property and equipment	—	51,079
Acquisition of property and equipment:
Aircraft and rotable spare parts	(848,723)	(563,524)
Deposits on aircraft	—	(46,733)
Buildings and ground equipment	(35,870)	(8,275)
Aircraft deposits applied towards acquired aircraft	21,421	36,533
Increase in other assets	(2,479)	(5,019)

NET CASH USED IN INVESTING ACTIVITIES	(742,358)	(695,054)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	626,163	384,825
Principal payments on long-term debt	(262,923)	(245,745)
Net proceeds from issuance of common stock	5,212	3,447
Purchase of treasury stock and employee income tax paid on equity awards	(38,720)	(14,330)
Increase in debt issuance cost	(3,182)	(3,245)
Payment of cash dividends	(14,550)	(10,868)

NET CASH PROVIDED BY FINANCING ACTIVITIES	312,000	114,084

Increase (decrease) in cash and cash equivalents	142,769	(48,681)
Cash and cash equivalents at beginning of period	181,792	146,766

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$324,561	$98,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$10,346	$—
Debt assumed on aircraft acquired off lease	$59,132	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$85,611	$77,915
Income taxes	$2,382	$2,354

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016‑02, “Leases (Topic 842)” (“Topic 842”). Topic 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 will be effective beginning in the first quarter of 2019. Early adoption of Topic 842 is permitted.  In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented.  The Company anticipates electing this adoption method and expects to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company has not completed its assessment, but the adoption of Topic 842 will have a significant impact on its consolidated balance sheets. However, the Company does not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. See Note 6, “Commitments and Contingencies,” about the Company’s undiscounted future lease payments and the timing of those payments.

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

Prior to the Company’s adoption of Topic 606, the Company segregated its revenue into two categories: “Passenger revenue” and “Ground handling and other revenue.”  “Passenger revenue” included revenue from fixed-fee contracts, prorate flying agreements and airport customer service agreements for flights operated by the Company.  “Ground handling and other revenue” included revenue from airport customer service agreements for flights operated by third parties and other revenue.  Under the disaggregated revenue disclosure considerations in Topic 606, the Company segregated its revenue into the following categories: “Flying agreements revenue” and “Airport customer service and other revenues.”  “Flying agreements revenue” includes revenue from fixed-fee contracts, prorate flying agreements and other revenue, primarily lease revenue for the use of the aircraft.  “Airport customer service and other revenues” includes revenue from airport customer services agreements.  This change reclassifies amounts previously reported as “Passenger revenue” and “Ground handling and other revenue”. Additionally, in connection with the Company’s adoption of Topic 606, the Company renamed the operating expense “Ground handling services” to “Airport-related expenses.”  Certain airport-related expenses, such as landing fees and airport facility rents, were previously reported as “Other operating expenses” and have been reclassified as “Airport-related expenses.”

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

Impact of Recently Adopted Standards

The Company recast certain prior period amounts to conform with the adoption of Topic 606, as shown in the tables below (in thousands):

	Three months ended September 30, 2017
Income Statement:	Previously Reported	Adjustments	Current Presentation
OPERATING REVENUES:
Flying agreements (1)	$812,295	$(11,330)	$800,965
Airport customer service and other (2)	19,641	(7,933)	11,708
Total operating revenues	$831,936	$(19,263)	$812,673

OPERATING EXPENSES:
Salaries, wages and benefits	$303,997	$17	$304,014
Aircraft fuel	42,071	(19,280)	22,791
Airport-related expenses (3)	16,693	13,516	30,209
Other operating expenses	78,948	(13,516)	65,432
Total operating expenses	719,567	(19,263)	700,304

OPERATING INCOME	$112,369	$—	$112,369

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

	Nine months ended September 30, 2017
Income Statement:	Previously Reported	Adjustments	Current Presentation
OPERATING REVENUES:
Flying agreements (1)	$2,349,047	$(31,829)	$2,317,218
Airport customer service and other (2)	58,063	(23,930)	34,133
Total operating revenues	$2,407,110	$(55,759)	$2,351,351

OPERATING EXPENSES:
Salaries, wages and benefits	$899,966	$(3,490)	$896,476
Aircraft fuel	113,564	(52,269)	61,295
Airport-related expenses (3)	52,130	38,976	91,106
Other operating expenses	229,211	(38,976)	190,235
Total operating expenses	2,111,851	(55,759)	2,056,092

OPERATING INCOME	$295,259	$—	$295,259

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

Balance Sheet:	Previously Reported December 31, 2017	Adjustments	Current Presentation December 31, 2017
ASSETS:
Other long-term assets	$49,220	$16,121	$65,341

LIABILITIES:
Other long-term liabilities	$42,541	$16,121	$58,662

The $16.1 million adjustment to other long-term assets and other long-term liabilities reflects the amount of capitalized up-front contract costs and the amount of deferred revenue for up-front reimbursements as of December 31, 2017. The $16.1 million capitalized contract costs and deferred revenue is expected to be amortized over the applicable remaining contract term. For the nine months ended September 30, 2018 and 2017, the Company recognized $1.4 million and $1.1 million, respectively, of revenue associated with the amortization of the up-front contract reimbursements.

As of September 30, 2018, the Company had $62.2 million in accounts receivable of which $56.4 million related to flying agreements. As of December 31, 2017, the Company had $42.7 million in accounts receivable of which $33.9 million related to flying agreements.

Note 2 — Flying Agreements Revenue and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term.  For the nine months ended September 30, 2018, fixed-fee arrangements represented approximately 84.3% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term.  For the nine months ended September 30, 2018, prorate flying arrangements represented approximately 15.7% of the Company’s flying agreements revenue.

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

The following table represents the Company’s flying agreements revenue by type for the three and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Capacity purchase agreements revenue: flight operations	$472,952	$462,832	$1,404,801	$1,367,901
Capacity purchase agreements revenue: aircraft lease revenue	208,813	213,967	599,188	621,099
Prorate agreements revenue	134,292	124,166	373,670	328,218
Flying agreements revenue	$816,057	$800,965	$2,377,659	$2,317,218

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

The following table summarizes the significant provisions of each code-share agreement the Company has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	65 25 37 41	•Individual aircraft have scheduled removal dates from 2018 to 2027
ExpressJet Delta Connection Agreement (fixed-fee arrangement)	•CRJ 700	12	•Individual aircraft have scheduled removal dates throughout 2018
SkyWest Airlines Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	29	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	61 19 65	•Individual aircraft have scheduled removal dates from 2018 to 2029
ExpressJet United ERJ Agreement (fixed-fee arrangement)	•ERJ 145	100	•Individual aircraft have scheduled removal dates from 2018 to 2022
SkyWest Airlines United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	23	•Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines American Agreement (fixed-fee arrangement)	•CRJ 700	42	•Individual aircraft have scheduled removal dates from 2019 to 2023
SkyWest Airlines American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	7	•Terminable with 120-day notice
ExpressJet American Agreement (fixed-fee arrangement)	•CRJ 700	16	•Individual aircraft have scheduled removal dates from 2018 to 2019

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
SkyWest Airlines Alaska Agreement (fixed-fee arrangement)	•E175	32	•Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (which are typically configured with 76 or 70 seats) (“E175”) into service for those major airline partners.  As of September 30, 2018, the Company anticipated placing an additional three E175 aircraft with Alaska and eight E175 aircraft with Delta. The delivery dates for the new E175 aircraft are expected to take place by the end of 2018 or early 2019 with the exception of three E175 aircraft with Alaska that have been deferred until 2021. Final delivery dates may be adjusted based on various factors.

SkyWest Airlines also entered into an agreement with Delta in the second quarter of 2018 to operate 20 new Canadair CRJ900 regional jet aircraft. The aircraft will be acquired by Delta with delivery dates beginning in 2018 that are expected to continue through the end of 2020. These aircraft will replace 20 Canadair CRJ700 regional jet aircraft (“CRJ700”) scheduled to expire under SkyWest’s flying contracts with Delta.

SkyWest Airlines also reached an agreement with American in the second quarter of 2018 to place 20 used CRJ700 aircraft into service under a four-year contract. The 20 CRJ700 aircraft are being sourced from within the Company’s fleet. SkyWest Airlines began transitioning the CRJ700 aircraft into service during the second and third quarters of 2018 and all 20 aircraft are expected to be in service by early 2019.

Additionally, in the second quarter of 2018, SkyWest Airlines and United agreed to extend the flying contract for 19 CRJ700 aircraft. These aircraft previously had expirations scheduled for mid-2019, which were extended to mid-2022.

During the third quarter of 2018, ExpressJet began transitioning 20 Canadair CRJ200 regional jet aircraft (“CRJ200s”) into service under a previously announced three-year agreement with United. The aircraft are being sourced from within the Company’s existing fleet through other contract expirations. The first aircraft was placed into service in October 2018 and all 20 CRJ200 aircraft are scheduled to be placed into service with United by early 2019.

When an aircraft is scheduled to be removed from a fixed-fee arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate arrangement, leasing the aircraft to a third party or parting out the aircraft to use the engines and parts as spare inventory or to lease the engine to a third party.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the nine months ended September 30, 2018, the Company granted 15,165 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $53.40. Additionally, during the nine months ended September 30, 2018, the Company granted 114,856 restricted stock units and 89,982 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2018 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $53.40 per share. During the nine months ended September 30, 2018, the Company did not grant any options to purchase shares of common stock.

The Company accounts for forfeitures of stock options, restricted stock units and performance share grants in 2018 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the nine months ended September 30, 2018 and 2017, the Company recorded pre-tax share-based compensation expense of $10.4 million and $8.2 million, respectively.

The Company repurchased 427,869 shares of its common stock for $25.2 million, and paid $13.6 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees during the nine months ended September 30, 2018.  The Company repurchased 281,000 shares of its common stock for $10.0 million and paid $4.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees during the nine months ended September 30, 2017.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the nine months ended September 30, 2018, 207,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2018. During the nine months ended September 30, 2017, 284,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2017.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net Income	$83,046	$53,716	$213,266	$138,978

Denominator:
Weighted average number of common shares outstanding	52,039	51,833	52,002	51,801
Effect of outstanding share-based awards	942	1,247	974	1,286
Weighted average number of shares for diluted net income per common share	52,981	53,080	52,976	53,087

Basic earnings per share	$1.60	$1.04	$4.10	$2.68
Diluted earnings per share	$1.57	$1.01	$4.03	$2.62

Note 5 - Segment Reporting

The Company’s three reporting segments consist of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company are allocated to the operating expenses of SkyWest Airlines, ExpressJet and SkyWest Leasing.

The Company’s chief operating decision maker analyzes the profitability of operating the E175 aircraft (including operating costs and associated revenue) separately from the profitability of the Company’s ownership, financing costs and associated revenue of the Company’s E175 aircraft (including depreciation expense, interest expense and associated revenue). The SkyWest Leasing segment includes aircraft lease revenue attributed to the Company’s E175 aircraft ownership related revenues under the applicable fixed-fee contracts and the depreciation and interest expense of the Company’s E175 aircraft. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft. The SkyWest Leasing segment additionally includes the ownership and activity of four CRJ200 aircraft leased to a third party.

The following represents the Company’s segment data for the three-month periods ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$607,052	$140,155	$82,068	$829,275
Operating expense	512,278	139,736	39,336	691,350
Depreciation and amortization expense	39,651	8,683	37,754	86,088
Interest expense	4,044	649	26,747	31,440
Segment profit (loss) (2)	90,730	(230)	15,985	106,485
Identifiable intangible assets, other than goodwill	—	1,224	—	1,224
Total assets (as of September 30, 2018)	2,251,563	565,266	3,368,031	6,184,860
Capital expenditures (including non-cash)	44,689	3,069	273,808	321,566

	Three months ended September 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1) (3)	$558,994	$191,368	$62,311	$812,673
Operating expense (3)	472,000	200,344	27,960	700,304
Depreciation and amortization expense	34,049	12,573	27,473	74,095
Interest expense	5,276	1,017	20,808	27,101
Segment profit (loss) (2)	81,718	(9,993)	13,543	85,268
Identifiable intangible assets, other than goodwill	—	6,121	—	6,121
Total assets (as of September 30, 2017) (3)	2,072,597	721,939	2,579,459	5,373,995
Capital expenditures (including non-cash)	27,118	2,259	24,122	53,499

(1)	Prorate revenue, Airport customer service and other revenues is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.
(3)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,750,827	$444,943	$222,420	$2,418,190
Operating expense	1,505,298	455,084	105,030	2,065,412
Depreciation and amortization expense	115,979	30,044	100,363	246,386
Interest expense	12,722	2,264	71,499	86,485
Segment profit (loss) (2)	232,807	(12,405)	45,891	266,293
Identifiable intangible assets, other than goodwill	—	1,224	—	1,224
Total assets (as of September 30, 2018)	2,251,563	565,266	3,368,031	6,184,860
Capital expenditures (including non-cash)	121,010	5,996	827,065	954,071

	Nine months ended September 30, 2017
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1) (3)	$1,543,618	$631,634	$176,099	$2,351,351
Operating expense (3)	1,331,931	644,490	79,671	2,056,092
Depreciation and amortization expense	98,396	38,808	78,211	215,415
Interest expense	16,811	3,219	58,683	78,713
Segment profit (loss) (2)	194,876	(16,075)	37,745	216,546
Identifiable intangible assets, other than goodwill	—	6,121	—	6,121
Total assets (as of September 30, 2017) (3)	2,072,597	721,939	2,579,459	5,373,995
Capital expenditures (including non-cash)	85,895	12,414	474,091	572,400

(1)	Prorate revenue, Airport customer service and other revenues is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.
(3)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

Note 6 — Commitments and Contingencies

As of September 30, 2018, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2018 (in thousands):

October 2018 through December 2018	$25,327
2019	83,268
2020	98,790
2021	90,378
2022	72,438
Thereafter	125,570
$495,771

As of September 30, 2018, the Company had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that have been deferred until 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$495,771	$25,327	$83,268	$98,790	$90,378	$72,438	$125,570
Firm aircraft and spare engine commitments	352,925	211,485	27,500	27,500	86,440	—	—
Interest commitments (1)	600,413	60,498	111,075	96,051	82,139	69,227	181,423
Principal maturities on long-term debt	3,134,768	90,653	360,599	342,080	336,897	342,439	1,662,100
Total commitments and obligations	$4,583,877	$387,963	$582,442	$564,421	$595,854	$484,104	$1,969,093

(1)	At September 30, 2018, the Company had variable rate notes representing only 1.0% of its total long-term debt.

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

As of September 30, 2018 and December 31, 2017, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents	$324,561	$324,561	$—	$—
Marketable Securities
Bonds and bond funds	$159,942	$—	$159,942	$—
Commercial paper	220,300	—	220,300	—
	380,242	—	380,242	—
Total Assets Measured at Fair Value	$704,803	$324,561	$380,242	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents	$181,792	$181,792	$—	$—
Marketable Securities
Bonds and bond funds	$344,251	$—	$344,251	$—
Commercial paper	159,252	—	159,252	—
	503,503	—	503,503	—
Total Assets Measured at Fair Value	$685,295	$181,792	$503,503	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2018 and December 31, 2017, the Company classified $380.2 million and $503.5 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of September 30, 2018 and December 31, 2017, the cost of the Company’s total cash and cash equivalents and available for sale securities was $704.8 million and $685.5 million, respectively.  As of September 30, 2018 and December 31, 2017, the fair value of the Company’s total cash and cash equivalents and available for sale securities was $704.8 million and $685.3 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.15 billion as of September 30, 2018 and $2.70 billion as of December 31, 2017, as compared to the carrying amount of $3.13 billion as of September 30, 2018 and $2.71 billion as of December 31, 2017.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Current portion of long-term debt	$361,131	$313,243
Current portion of unamortized debt issue cost, net	(3,804)	(3,565)
Current portion of long-term debt, net of debt issue costs	$357,327	$309,678

Long-term debt, net of current maturities	$2,773,637	$2,399,107
Long-term portion of unamortized debt issue cost, net	(21,915)	(21,761)
Long-term debt, net of current maturities and debt issue costs	$2,751,722	$2,377,346

Total long-term debt (including current portion)	$3,134,768	$2,712,350
Total unamortized debt issue cost, net	(25,719)	(25,326)
Total long-term debt, net of debt issue costs	$3,109,049	$2,687,024

During the nine months ended September 30, 2018, the Company took delivery of 31 E175 aircraft and purchased nine previously-leased aircraft, which the Company financed through $626.2 million of long-term debt.  The debt associated with the 31 E175 aircraft has a 12-year term, is due in quarterly installments with a fixed annual interest rate ranging from 4.6% to 5.0% and is secured by the E175 aircraft. The Company acquired nine aircraft off a lease during the nine months ended September 30, 2018. The debt associated with the nine previously-leased aircraft has a term ranging from three to four years, is due in semi-annual installments with a fixed annual interest rate of 6.45% and is secured by the previously-leased aircraft.

As of September 30, 2018 and December 31, 2017, the Company had $84.8 million and $87.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2018 was 24.5%. The Company’s effective tax rate for the three months ended September 30, 2018 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses.

The Company’s effective tax rate for the nine months ended September 30, 2018 was 22.6%. The Company’s effective tax rate for the nine months ended September 30, 2018 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $4.6 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the nine months ended September 30, 2018 pursuant to Accounting Standards Update No. 2016‑09, “Compensation—Stock Compensation (Topic 718) and a $0.9 million discrete tax benefit from a capital loss carryforward valuation allowance resulting from a gain on sale of capital assets during the nine months ended September 30, 2018.

In connection with the Tax Cuts and Jobs Act of 2017 (“Tax Act”) enacted in December 2017, the Company recorded a provisional amount of income tax benefit of $246.8 million related to the re-measurement of deferred tax balances for the year ended December 31, 2017.  In accordance with relevant SEC guidance, the effects of the Tax Act may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made.  The income tax provision for the nine months ended September 30, 2018 did not reflect any adjustments to the provisional amounts as of December 31, 2017.  The Company is still analyzing the impacts of the Tax Act on $13.9 million of alternative minimum tax credits that may be refundable as of September 30, 2018.  The Company will continue to assess forthcoming guidance and accounting interpretations on the effects of the Tax Act and expects to complete its analysis within the measurement period in accordance with SEC guidance.

Note 10 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2018, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three and nine-month periods ended September 30, 2018 and 2017. Also discussed is our financial condition as of September 30, 2018 and December 31, 2017. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2018, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

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

Overview

Through SkyWest Airlines and ExpressJet, we have the largest regional airline operations in the United States. As of September 30, 2018, SkyWest Airlines and ExpressJet offered scheduled passenger service with approximately 2,800 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of September 30, 2018, SkyWest Airlines and ExpressJet had a total fleet of 625 aircraft, of which 574 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	ERJ145	E175	Total
United	84	19	—	100	65	268
Delta	94	37	37	—	41	209
American	7	58	—	—	—	65
Alaska	—	—	—	—	32	32
Aircraft in scheduled service	185	114	37	100	138	574
Subleased to an un-affiliated entity	4	—	—	—	—	4
Other*	19	15	—	13	—	47
Total	208	129	37	113	138	625

*As of September 30, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

As of September 30, 2018, approximately 46.7% of our aircraft in scheduled service operated for United, approximately 36.4% was operated for Delta, approximately 11.3% was operated for American and approximately 5.6% was operated for Alaska.

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

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts,” “contract flying arrangements” or “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the nine months ended September 30, 2018, contract flying revenue and prorate revenue represented approximately 84.3% and 15.7%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Third Quarter Summary

Our total operating revenues of $829.3 million for the three months ended September 30, 2018 increased 2.0% compared to total operating revenues of $812.7 million for the three months ended September 30, 2017. We had net income of $83.0 million, or $1.57 per diluted share, for the three months ended September 30, 2018, compared to net income of $53.7 million, or $1.01 per diluted share, for the three months ended September 30, 2017.

Significant items affecting our financial performance during the three months ended September 30, 2018 are outlined below:

Revenue

The number of aircraft we have under contract and the number of actual block hours we incur on completed flights are significant revenue drivers under our fixed-fee arrangements.  We are currently in the process of a fleet transition that involves increasing the number of large dual-class regional jets we operate, including the Embraer E175 dual-class regional jet aircraft (“E175s”), while reducing the number of less profitable jets we operate, including a portion of our Embraer ERJ145 regional jet aircraft (“ERJ145s”), Embraer ERJ135 regional jet aircraft (“ERJ135s”) and Canadair CRJ200 regional jet aircraft (“CRJ200s”).  Additionally, during the nine months ended September 30, 2018, we completed the process of returning Canadair CRJ900 regional jet aircraft (“CRJ900s”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) operated by ExpressJet under a fixed-fee contract and aircraft lease with Delta. Our objective in the fleet transition is to improve our profitability through the addition of new dual class aircraft, while removing aircraft from service that have been operating under unprofitable or less profitable fixed-fee contracts.

Although the number of our aircraft operating in scheduled service decreased by 5.0% since September 30, 2017, and we had a 4.7% reduction in our block hour production since September 30, 2017, our total revenues increased $16.6 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017.  The increase in revenue, despite the decrease in fleet size and block hour production, was primarily driven by the increase in revenue from 34 new E175 aircraft added to flying arrangements since September 30, 2017, significantly offset by the removal of 65 CRJ200s, ERJ145s, CRJ700s and CRJ900s with a lower revenue per aircraft during the same time period.

Operating Expenses

Our total operating expenses decreased $9.0 million for the three months ended September 30, 2018, compared to the three months ended September 30, 2017.  This decrease was primarily due to a net reduction in our fleet size and related level of departures and block hours, partially offset by an increase in our average fuel cost per gallon on our prorate flying and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term Power-By-The-Hour engine maintenance agreements. “Power-By-The-Hour” agreements are agreements between us and a third-party vendor, pursuant to which we pay the third-party vendor a set dollar amount per engine hour flown on a monthly basis and the third-party vendor assumes the obligation to repair the engines at no additional cost, subject to certain specified exclusions. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of September 30, 2018 and 2017:

Aircraft in Service	September 30, 2018	September 30, 2017
CRJ200s	185	191
CRJ700s	114	131
CRJ900s	37	60
ERJ145/135s	100	118
E175s	138	104
Total	574	604

Changes in our fleet activity from September 30, 2017 to September 30, 2018 are summarized as follows:

Aircraft available for scheduled service at September 30, 2017:		604
Additions:
New E175 aircraft added with Alaska:	11
New E175 aircraft added with Delta:	23
New CRJ900 aircraft added with Delta:	1
New aircraft added to fleet:		35
Removals, net:
ERJ145/ERJ135 aircraft removed from service:	(18)
CRJ200 aircraft removed from service:	(6)
CRJ700 aircraft removed from service:	(17)
CRJ900 aircraft removed from service:	(24)
Total removals, net:		(65)

Aircraft available for scheduled service at September 30, 2018:		574

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

We adopted Topic 606 as of January 1, 2018, utilizing the full retrospective option. See Note 1 to the condensed consolidated financial statements contained in Part I, Item 1 of this report for additional information.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements. Certain prior period amounts were reclassified to conform to the current period presentation.

Results of Operations

Three Months Ended September 30, 2018 and 2017

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended September 30,
	2018	2017	% Change
Block hours	448,025	469,901	(4.7)%
Departures	261,382	281,921	(7.3)%
Passengers carried	12,812,370	13,475,674	(4.9)%
Passenger load factor	82.2%	80.0%	2.2	pts
Average passenger trip length (miles)	519	503	3.2%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Flying agreements	$816,057	$800,965	$15,092	1.9%
Airport customer service and other	13,218	11,708	1,510	12.9%
Total operating revenues	$829,275	$812,673	$16,602	2.0%

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

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$472,952	$462,832	$10,120	2.2%
Capacity purchase agreements revenue: aircraft lease revenue	208,813	213,967	(5,154)	(2.4)%
Prorate agreements revenue	134,292	124,166	10,126	8.2%
Flying agreements revenue	$816,057	$800,965	$15,092	1.9%

The increase in “Capacity purchase agreements revenue: flight operations” of $10.1 million was primarily due to incremental revenue generated from 34 new E175 aircraft and one new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since September 30, 2017, partially offset by the timing of the removal of 65 CRJ200, ERJ145/135, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since September 30, 2017.  The decrease in “Capacity purchase agreement revenue: aircraft lease revenue” of $5.2 million was primarily due to  a reduction in aircraft lease revenue under our fixed-fee agreements that resulted from the net reduction of 30 aircraft from our fleet since September 30, 2017.  The increase in prorate agreement revenue of $10.1 million was primarily due to the incremental revenue generated from six CRJ200 aircraft added to our prorate agreements and new prorate agreements at improved economics since September 30, 2017.

The $1.5 million increase in airport customer service and other revenues was primarily related to a combination of an increase in volume of airport service agreements and contract rate increases on agreements that were renewed since September 30, 2017.

Operating Expenses

The following table summarizes our operating expenses and interest expense, collectively, “Total airline expense" for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2018	2017	$ Change	% Change
Salaries, wages and benefits	$301,378	$304,014	$(2,636)	(0.9)%
Aircraft maintenance, materials and repairs	142,285	148,787	(6,502)	(4.4)%
Depreciation and amortization	86,088	74,095	11,993	16.2%
Aircraft rentals	36,827	54,976	(18,149)	(33.0)%
Aircraft fuel	30,258	22,791	7,467	32.8%
Airport-related expenses	25,655	30,209	(4,554)	(15.1)%
Other operating expenses	68,859	65,432	3,427	5.2%
Total operating expenses	$691,350	$700,304	$(8,954)	(1.3)%
Interest expense	31,440	27,101	4,339	16.0%
Total airline expenses	$722,790	$727,405	$(4,615)	(0.6)%

Salaries, wages and benefits.  The $2.6 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews.

Aircraft maintenance, materials and repairs.  The $6.5 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 6.0% and a decrease in the number of maintenance events during the three months ended September 30, 2018 compared to the three months ended September 30, 2017. This decrease in aircraft maintenance expense was partially offset by an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 34 E175 aircraft added since September 2017.

Depreciation and amortization.  The $12.0 million increase in depreciation and amortization expense was primarily due to the purchase of 34 E175 aircraft and spare engines subsequent to September 30, 2017, which was partially offset by a reduction of less profitable owned aircraft and related depreciation during the same period.

Aircraft rentals.  The $18.1 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to September 30, 2017.

Aircraft Fuel.  The $7.5 million increase in fuel cost was primarily due to an increase in our average fuel cost per gallon from $2.06 for the three months ended September 30, 2017 to $2.69 for the three months ended September 30, 2018. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	11,245	11,085	1.4%
Fuel expense	$30,258	$22,791	32.8%

Airport-related expenses.  Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $4.6 million decrease in airport-related expenses was primarily due to a decrease in airport terminal rents during the three months ended September 30, 2018.

Other operating expenses.  Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $3.4 million increase in other operating expenses was primarily related to an increase in hotel room rates, an increase in the use of hotels for crew trainings and property tax on additional aircraft added since September 30, 2017, which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The $4.3 million increase in interest expense was primarily related to the additional interest expense associated with the 34 E175 aircraft added to our fleet since September 30, 2017, which were debt financed.

Total airline expenses.  The $4.6 million decrease in total airline expenses was primarily related to a reduction in fleet size and related block hour production of 4.7% during the three months ended September 30, 2018 compared to the three months ended September 30, 2017, partially offset by an increase in our average fuel cost per gallon incurred under our prorate agreements and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term, Power-By-The-Hour engine maintenance agreements.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income.    Interest income increased $0.9 million, or 62.1%, during the three months ended September 30, 2018, compared to the three months ended September 30, 2017. The increase in interest income was primarily related to an increase in interest rates subsequent to September 30, 2017.

Other income (expense).  During the three months ended September 30, 2018, we had other income of $1.2 million primarily related to a gain on the sale of excess rotable spare parts sold during the three months ended September 30, 2018.

Income taxes. Our provision for income taxes was 24.5% and 38.0% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate primarily relates to the Tax Cuts and Jobs Act of 2017 which reduced the federal statutory rate from 35% to 21%.

Net income.  Primarily due to the factors described above, we generated net income of $83.0 million, or $1.57 per diluted share, for the three months ended September 30, 2018, compared to net income of $53.7 million, or $1.01 per diluted share, for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the nine months ended September 30,
	2018	2017	% Change
Block hours	1,323,566	1,389,684	(4.8)%
Departures	765,070	826,109	(7.4)%
Passengers carried	36,472,231	38,861,025	(6.1)%
Passenger load factor	80.5%	80.2%	0.3	pts
Average passenger trip length (miles)	522	511	2.2%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Flying agreements	$2,377,659	$2,317,218	$60,441	2.6%
Airport customer service and other	40,531	34,133	6,398	18.7%
Total operating revenues	$2,418,190	$2,351,351	$66,839	2.8%

Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,404,801	$1,367,901	$36,900	2.7%
Capacity purchase agreements revenue: aircraft lease revenue	599,188	621,099	(21,911)	(3.5)%
Prorate agreements revenue	373,670	328,218	45,452	13.8%
Flying agreements revenue	$2,377,659	$2,317,218	$60,441	2.6%

The increase in “Capacity purchase agreements revenue: flight operations” of $36.9 million was primarily due to incremental revenue generated from 34 new E175 aircraft and one new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since September 30, 2017, partially offset by the timing of the removal of 65 CRJ200, ERJ145/135, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since September 30, 2017.  The decrease in “Capacity purchase agreement revenue: aircraft lease revenue” of $21.9 million was primarily due to a reduction in aircraft lease revenue under our fixed-fee agreements that resulted from the net reduction of 30 aircraft from our fleet since September 30, 2017.  The increase in prorate agreement revenue of $45.5 million was primarily due to the incremental revenue generated from six CRJ200 aircraft added to our prorate agreements and other economic improvements made to certain prorate agreements since September 30, 2017.

The $6.4 million increase in airport customer service and other revenues was primarily related to a combination of an increase in volume of airport service agreements and contract rate increases on agreements that were renewed since September 30, 2017.

Operating Expenses

The following table summarizes our operating expenses and interest expense, collectively, “Total airline expense" for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Salaries, wages and benefits	$901,775	$896,476	$5,299	0.6%
Aircraft maintenance, materials and repairs	423,665	433,467	(9,802)	(2.3)%
Depreciation and amortization	246,386	215,415	30,971	14.4%
Aircraft rentals	119,015	168,098	(49,083)	(29.2)%
Aircraft fuel	87,208	61,295	25,913	42.3%
Airport-related expenses	80,852	91,106	(10,254)	(11.3)%
Other operating expenses	206,511	190,235	16,276	8.6%
Total operating expenses	$2,065,412	$2,056,092	$9,320	0.5%
Interest expense	86,485	78,713	7,772	9.9%
Total airline expenses	$2,151,897	$2,134,805	$17,092	0.8%

Salaries, wages and benefits.  The $5.3 million increase in salaries, wages and benefits was primarily due to higher flight crew compensation costs resulting from labor agreements executed during the second half of 2017, which was partially offset by a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours.

Aircraft maintenance, materials and repairs.  The $9.8 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our net decrease in fleet size and block hour reduction of 4.8% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, which was partially offset by an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 34 E175 aircraft added since September 2017.

Depreciation and amortization.  The $31.0 million increase in depreciation and amortization expense was primarily due to the purchase of 34 E175 aircraft and spare engines subsequent to September 30, 2017, which was partially offset by a reduction of less profitable owned aircraft and related depreciation during the same period.

Aircraft rentals.  The $49.1 million decrease in aircraft rentals was primarily due to a reduction of our fleet size that was financed through leases subsequent to September 30, 2017.

Aircraft Fuel.  The $25.9 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and the corresponding additional gallons of fuel we purchased along with an increase in our average fuel cost per gallon from $2.00 for the nine months ended September 30, 2017 to $2.58 for the nine months ended September 30, 2018. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	33,858	30,628	10.5%
Fuel expense	$87,208	$61,295	42.3%

Airport-related expenses.  The $10.3 million decrease in airport-related expenses was primarily due to a decrease in airport terminal rents and an increase in terminal rents being directly paid for by our major airline partners under fixed-fee agreements during the nine months ended September 30, 2018.

Other operating expenses.  The $16.3 million increase in other operating expenses was primarily related to an increase in hotel room rates, an increase in the use of hotels for crew trainings and property tax on additional aircraft added since September 30, 2017, which was partially offset by the decrease in fleet size and other operating costs that resulted from the reduction in departures.

Interest Expense. The $7.8 million increase in interest expense was primarily related to the additional interest expense associated with the 34 E175 aircraft added to our fleet since September 30, 2017 which were debt financed.

Total airline expense.  The $17.1 million increase in total airline expenses was primarily related to an increase in our average fuel cost per gallon incurred under our prorate agreements, an increase in flight crew compensation costs and an increase in engine maintenance costs as an increased percentage of our fleet is under long-term Power-By-The-Hour engine maintenance agreements, partially offset by a reduction in fleet size and related block hour production of 4.8% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income.    Interest income increased $2.3 million, or 67.5%, during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017. The increase in interest income was primarily related to an increase in interest rates subsequent to September 30, 2017.

Other Income, net.  During the nine months ended September 30, 2018, we had other income of $3.4 million primarily related to a mark-to-market gain on trading securities and excess rotable spare parts sold during the nine months ended September 30, 2018.

Income taxes. Our provision for income taxes was 22.6% and 36.8% for the nine months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate relates to the Tax Cuts and Jobs Act of 2017 which reduced the federal statutory rate from 35% to 21%, a year-over-year increase in the discrete tax benefit from excess tax deductions generated from employee equity transactions, and a 2018 discrete tax benefit from a release of capital loss carryforward valuation allowance. Multiple variables may impact the future tax benefit from excess tax deductions generated from employee equity transactions including changes in our stock price, timing of employee stock option exercises and timing of restricted share vesting, among other factors.

Net income.  Primarily due to the factors described above, we generated net income of $213.3 million, or $4.03 per diluted share, for the nine months ended September 30, 2018, compared to net income of $139.0 million, or $2.62 per diluted share, for the nine months ended September 30, 2017.

Our Business Segments

Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018 and 2017, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$607,052	$558,994	$48,058	8.6%
ExpressJet operating revenues	140,155	191,368	(51,213)	(26.8)%
SkyWest Leasing operating revenues	82,068	62,311	19,757	31.7%
Total Operating Revenues	$829,275	$812,673	$16,602	2.0%
Airline Expenses:
SkyWest Airlines airline expense	$516,322	$477,276	$39,046	8.2%
ExpressJet airline expense	140,385	201,361	(60,976)	(30.3)%
SkyWest Leasing airline expense	66,083	48,768	17,315	35.5%
Total Airline Expense (1)	$722,790	$727,405	$(4,615)	(0.6)%
Segment profit (loss):
SkyWest Airlines segment profit	$90,730	$81,718	$9,012	11.0%
ExpressJet segment loss	(230)	(9,993)	9,763	(97.7)%
SkyWest Leasing profit	15,985	13,543	2,442	18.0%
Total Segment Profit	$106,485	$85,268	$21,217	24.9%
Interest Income and other income	2,283	1,408	875	62.1%
Other Income (Expense), net	1,157	—	1,157	*
Consolidated Income Before Taxes	$109,925	$86,676	$23,249	26.8%

(1)	Total Airline Expense includes operating expense and interest expense

* is not measurable

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 355,264, or 8.8%, for the three months ended September 30, 2018, from 326,608 for the three months ended September 30, 2017, primarily due to the additional block hour production from 34 new E175 aircraft added subsequent to September 30, 2017.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $48.1 million, or 8.6%, increase in SkyWest Airlines Operating Revenues for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to revenue associated with 34 additional E175 aircraft subsequent to September 30, 2017.

The $39.0 million, or 8.2%, increase in SkyWest Airlines Airline Expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to the following factors:

•	SkyWest Airlines’ salaries, wages and benefits expense increased by $23.2 million, or 11.8%, primarily due to the additional block hour production.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $3.9 million, or 3.8%, primarily attributable to direct maintenance costs related to the increased volume of block hours along with an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 34 E175 aircraft added since September 2017, partially offset by a decrease  in the number of maintenance events during the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

•

SkyWest Airlines’ fuel expense increased $7.5 million, or 32.8%, primarily due to an increase in the average fuel cost per gallon in 2018 compared to 2017.  The average fuel cost per gallon was $2.69 and $2.06 for the three months ended September 30, 2018 and 2017, respectively.

•

SkyWest Airlines’ other operating expense increased $6.0 million, or 22.9%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added since September 30, 2017 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 92,761, or 35.3%, for the three months ended September 30, 2018, from 143,293 for the three months ended September 30, 2017, primarily due to the reduction in fleet size.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $51.2 million, or 26.8%, decrease in ExpressJet Operating Revenues for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to a reduction in block hour production due to a reduced fleet size since September 30, 2017.

The $61.0 million, or 30.3%, decrease in ExpressJet Airline Expense for the three months ended September 30, 2018, compared to the three months ended September 30, 2017, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $25.9 million, or 24.3%, primarily due to a reduction in direct labor costs associated with 35.3% fewer block hours produced year-over-year.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $11.4 million, or 25.0%, primarily due to the decrease in fleet size subsequent to September 30, 2017.

•	ExpressJet’s aircraft rental expenses decreased $8.1 million, or 83.8%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to September 30, 2017.

•	ExpressJet’s airport-related expenses decreased $4.3 million, or 80.6%, primarily due to a reduction in station rents since September 30, 2017.

•	ExpressJet’s other operating expense decreased $6.9 million, or 33.9%, primarily due to a decrease in direct operating costs associated with a 35.3% reduction in block hour production year-over-year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $2.4 million during the three months ended September 30, 2018, compared to the three months ended September 30, 2017, primarily due to 34 E175 aircraft added to our fleet subsequent to September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017, we had three reportable segments which are the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments consist of SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,750,827	$1,543,618	$207,209	13.4%
ExpressJet operating revenues	444,943	631,634	(186,691)	(29.6)%
SkyWest Leasing operating revenues	222,420	176,099	46,321	26.3%
Total Operating Revenues	$2,418,190	$2,351,351	$66,839	2.8%
Airline Expenses:
SkyWest Airlines airline expense	$1,518,020	$1,348,742	$169,278	12.6%
ExpressJet airline expense	457,348	647,709	(190,361)	(29.4)%
SkyWest Leasing airline expense	176,529	138,354	38,175	27.6%
Total Airline Expense (1)	$2,151,897	$2,134,805	$17,092	0.8%
Segment profit (loss):
SkyWest Airlines segment profit	$232,807	$194,876	$37,931	19.5%
ExpressJet segment loss	(12,405)	(16,075)	3,670	(22.8)%
SkyWest Leasing profit	45,891	37,745	8,146	21.6%
Total Segment Profit	$266,293	$216,546	$49,747	23.0%
Interest Income and other income	5,692	3,398	2,294	67.5%
Other Income (Expense), net	1,157	—	1,157	*
Consolidated Income Before Taxes	$273,142	$219,944	$53,198	24.2%

(1)	Total Airline Expense includes operating expense and interest expense

* is not measurable

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 1,028,492, or 13.2%, for the nine months ended September 30, 2018, from 908,364 for the nine months ended September 30, 2017, primarily due to the additional block hour production from 34  new E175 aircraft added subsequent to September 30, 2017.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $207.2 million, or 13.4%, increase in SkyWest Airlines Operating Revenues for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to revenue associated with 34 additional E175 aircraft subsequent to September 30, 2017.

The $169.3 million, or 12.6%, increase in SkyWest Airlines Airline Expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $84.3  million, or 15.1%, primarily due to the additional block hour production along with higher flight crew compensation costs resulting from labor agreements executed during the second half of 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $31.3 million, or 11.3%, primarily attributable to an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements, including the additional 34 E175 aircraft added since September 2017, and direct maintenance costs related to the increased volume of block hours.

•

SkyWest Airlines’ fuel expense increased $26.8 million, or 44.4%, primarily due to an increase in the average fuel cost per gallon in 2018 compared to 2017 along with an increase in the volume of gallons purchased.  The average fuel cost per gallon was $2.58 and $2.00 for the nine months ended September 30, 2018 and 2017, respectively.

•

SkyWest Airlines’ other operating expense increased $34.8 million, or 27.6%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added since September 30, 2017 and an increase in direct operating costs associated with a 13.2% increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s block hour production decreased to 295,074, or 38.7%, for the nine months ended September 30, 2018, from 481,320 for the nine months ended September 30, 2017, primarily due to the reduction in fleet size.  Significant items contributing to the ExpressJet segment loss are set forth below.

The $186.7 million, or 29.6%, decrease in ExpressJet Operating Revenues for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to a reduction in block hour production due to a reduced fleet size since September 30, 2017.

The $190.4 million, or 29.4%, decrease in ExpressJet Airline Expense for the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, was primarily due to the following factors:

•	ExpressJet’s salaries, wages and benefits expense decreased $79.3 million, or 23.5%, primarily due to a reduction in direct labor costs associated with 38.7% fewer block hours produced year-over-year.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $44.0 million, or 28.1%, primarily due to the decrease in fleet size subsequent to September 30, 2017.

•	ExpressJet’s aircraft rental expenses decreased $23.4 million, or 79.5%, primarily due to a reduction of ExpressJet’s fleet size that was financed through leases subsequent to September 30, 2017.

•	ExpressJet’s airport-related expenses decreased $14.6 million, or 83.6%, primarily due to a reduction in station rents since September 30, 2017.

•	ExpressJet’s other operating expense decreased $18.5 million, or 28.8%, primarily due to a decrease in direct operating costs associated with a 38.7% reduction in block hour production year-over-year.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $8.1 million during the nine months ended September 30, 2018, compared to the nine months ended September 30, 2017, primarily due to 34 E175 aircraft added to our fleet subsequent to September 30, 2017.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2018 and 2017, and our total cash and marketable securities positions as of September 30, 2018 and December 31, 2017 (in thousands):

	For the nine months ended September 30,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$573,127	$532,289	$40,838	7.7%
Net cash used in investing activities	(742,358)	(695,054)	(47,304)	6.8%
Net cash provided by financing activities	312,000	114,084	197,916	173.5%

	September 30,	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$324,561	$181,792	$142,769	78.5%
Marketable securities	380,242	503,503	(123,261)	(24.5)%
Total cash and marketable securities	$704,803	$685,295	$19,508	2.8%

Cash Flows provided by Operating Activities

The $40.8 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $55.5 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. This increase in net cash provided by operating activities was partially offset by changes in working capital.

Cash Flows used in Investing Activities

The $47.3 million increase in cash used in investing activities was primarily due to the acquisition of 31 E175 aircraft and the related spare aircraft assets during the nine months ended September 30, 2018, compared to 18 E175 aircraft and the related spare aircraft assets purchased during the nine months ended September 30, 2017, which in total represented an increase of $285.2 million. This increase in cash used in investing activities was significantly offset by net liquidation of marketable securities, which provided an additional $282.4 million during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Additionally, during the nine months ended September 30, 2017, we received proceeds from the sale of 15 CRJ200 aircraft, eleven EMB120 aircraft and one CRJ700 aircraft for $51.1 million.

Cash Flows provided by Financing Activities

The $197.9 million increase in cash provided by financing activities was primarily related to proceeds from the issuance of long-term debt of $626.2 million associated with 31 E175 aircraft acquired during the nine months ended September 30, 2018, compared to proceeds from the issuance of debt of $384.8 million associated with 18 E175 aircraft acquired during the nine months ended September 30, 2017. During the nine months ended September 30, 2018, we used an additional $17.2 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired subsequent to September 30, 2017, partially offset by the payoff of debt on 15 CRJ200 aircraft and one CRJ700 aircraft that we sold during the nine months ended September 30, 2017.  Additionally, during the nine months ended September 30, 2018, we used an additional $24.4 million to purchase treasury shares and make income tax payments towards vested employee equity awards.

Liquidity and Capital Resources

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2018, our total capital mix was 41.2% equity and 58.8% long-term debt, compared to 42.5% equity and 57.5% long-term debt at December 31, 2017.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2018	2019	2020	2021	2022	Thereafter
Operating lease payments for aircraft and facility obligations	$495,771	$25,327	$83,268	$98,790	$90,378	$72,438	$125,570
Firm aircraft and spare engine commitments	352,925	211,485	27,500	27,500	86,440	—	—
Interest commitments (1)	600,413	60,498	111,075	96,051	82,139	69,227	181,423
Principal maturities on long-term debt	3,134,768	90,653	360,599	342,080	336,897	342,439	1,662,100
Total commitments and obligations	$4,583,877	$387,963	$582,442	$564,421	$595,854	$484,104	$1,969,093

(1)	At September 30, 2018, we had variable rate notes representing only 1.0% of our total long-term debt.

Purchase Commitments and Options

As of September 30, 2018, we had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2018 or early 2019 with the exception of three E175 aircraft that are anticipated to be delivered in 2021.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for eleven E175 aircraft with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations primarily relating to our aircraft fleet. At September 30, 2018, we had 265 aircraft under lease with remaining terms ranging from one year or less to nine years. Future minimum lease payments due under all long-term operating leases were approximately $495.8  million at September 30, 2018. Assuming a 5.0% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $403.1 million at September 30, 2018.

Long-term Debt Obligations

As of September 30, 2018, we had $3.1 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 4.2% at September 30, 2018.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2018, prorate flying arrangements represented approximately 15.7% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $21.8 million in fuel expense for the nine months ended September 30, 2018.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At September 30, 2018, we had variable rate notes representing 1.0% of our total long-term debt compared to 2.5% of our long-term debt at December 31, 2017 and changes in interest rates are not expected to have a material adverse effect on our earnings. For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for variable rate long-term debt. Based on this hypothetical assumption, we would have incurred an additional $0.4 million in interest expense for the nine months ended September 30, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2018, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the nine months ended September 30, 2018, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” that became effective January 1, 2018. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2018, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $100.0 million of our common stock. The following table summarizes the repurchases under our stock repurchase program during the three months ended September 30, 2018.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
July 1, 2018 — July 31, 2018	10,000	$ 59.87	10,000	$ 69,390
August 1, 2018 — August 31, 2018	111,996	$ 60.07	111,996	$ 62,661
September 1, 2018 — September 30, 2018	128,293	$ 61.04	128,293	$ 54,828
Total	250,289	$ 60.56	250,289	$ 54,828

(1)

On February 9, 2017, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock over the next three years. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2018, we had repurchased 911,648 shares of our common stock for $45.2 million under this authorization.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2018.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer