Form 10-K
period 2018-12-31
SKYWEST INC
filed 2019-02-21
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405)is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non‑affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 29, 2018 was approximately $2,701,175,567.

As of February 12,  2019, there were 51,635,965 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2018.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10‑K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc., including SkyWest’s wholly-owned subsidiary SkyWest Airlines, Inc. “SkyWest Airlines” refers to our wholly‑owned subsidiary SkyWest Airlines, Inc., and "ExpressJet" refers to our former wholly-owned subsidiary ExpressJet Airlines, Inc.

On January 22, 2019, we completed the sale of ExpressJet.  Our financial and operating results for the years ended December 31, 2016, 2017 and 2018, and our financial position as of December 31, 2017 and 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods, as the sale of ExpressJet did not qualify for presentation of discontinued operations (see Note 2 in the accompanying financial statements).

Cautionary Statement Concerning Forward‑Looking Statements

Certain of the statements contained in this Report should be considered “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward‑looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors described below in Item 1A. Risk Factors.

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

ITEM 1.  BUSINESS

General

We offer scheduled passenger service with approximately 2,770 daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, American Eagle or Alaska Airlines flights under code‑share arrangements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with Delta, United, American or Alaska, respectively. We generally provide regional flying to our major airline partners under long‑term, fixed‑fee, code‑share agreements. Under these fixed‑fee agreements, our major airline partners generally pay us fixed rates for operating the aircraft primarily based on the number of completed flights, flight time and the number of aircraft under contract. The major airline partners also reimburse us for specified direct operating expenses (including fuel expense).

SkyWest has been flying since 1972. During our long operating history, we have developed an industry‑leading reputation for providing quality regional airline service. As of December 31, 2018, we had 596 aircraft in scheduled service consisting of the following (which included 100 Embraer ERJ145 regional jet (“ERJ145”) aircraft and 16 Bombardier CRJ200 regional jet (“CRJ200”) aircraft that ExpressJet operated for United, and 10 Canadair CRJ700 regional jet (“CRJ700”) aircraft that ExpressJet operated for American):

	CRJ200	CRJ700	CRJ900	ERJ145	E175	Total
United	106	19	—	100	65	290
Delta	87	22	41	—	49	199
American	7	68	—	—	—	75
Alaska	—	—	—	—	32	32
Aircraft in scheduled service	200	109	41	100	146	596
Subleased to an un-affiliated entity	4	—	—	—	—	4
Other*	4	19	—	5	—	28
Total Fleet	208	128	41	105	146	628

*As of December 31, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

As of December 31, 2018, our fleet scheduled for service consisted of aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”) summarized as follows:

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

Our Operating Platforms

SkyWest

We provide regional jet service to airports throughout the United States, as well as Mexico and Canada. As of December 31, 2018, we offered approximately 2,170 daily departures, of which approximately 820 were United Express flights, 920 were Delta Connection flights, 290 were American Eagle flights and 140 were Alaska Airlines flights. Our operations are conducted principally from airports located in Chicago (O’Hare), Denver, Houston, Los Angeles,

Minneapolis, Phoenix, Salt Lake City, San Francisco and Seattle. As of December 31, 2018, we operated a fleet of 470 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
United	90	19	—	65	174
Delta	87	22	41	49	199
American	7	58	—	—	65
Alaska	—	—	—	32	32
Total	184	99	41	146	470

We conduct our code‑share operations with our major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“United Express Agreements” and “United Express Prorate Agreement”
Delta	“Delta Connection Agreement” and “Delta Connection Prorate Agreement”
American	“American Agreement” and “American Prorate Agreement”
Alaska	“Alaska Agreement”

A summary of the terms for each of our code‑share agreements is provided under the heading “Code-Share Agreements” below on page 6.

ExpressJet

Prior to our sale of ExpressJet in January 2019, ExpressJet provided regional jet service to airports primarily located in the Eastern and Midwestern United States, as well as Mexico, Canada and the Caribbean.  ExpressJet’s operations were conducted principally from airports located in Atlanta, Chicago (O’Hare), Houston, Newark and New York. During the year ended December 31, 2018, ExpressJet offered approximately 600 daily departures, of which approximately 90 were Delta Connection flights, 440 were United Express flights and 70 were American Eagle flights. As of December 31, 2018, ExpressJet operated a fleet of 126 aircraft consisting of the following:

	CRJ200	ERJ145	CRJ700	Total
United	16	100	—	116
American	—	—	10	10
Total	16	100	10	126

SkyWest Leasing

The SkyWest Leasing segment includes revenue attributed to our Embraer E175 dual-class regional jet aircraft (“E175”) ownership cost earned under the applicable fixed-fee contracts, and the depreciation and interest expense of our E175 aircraft.  The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft.  The SkyWest Leasing segment additionally includes the income from CRJ200 aircraft leased to a third-party.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest competes principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); ExpressJet Airlines (subsequent to January 2019); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); Mesa Air Group, Inc. (“Mesa”); Republic Airways Holdings Inc. (“Republic”); and Trans States Airlines, Inc. (“Trans States”). Major airlines typically award code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on‑time arrival and flight completion percentages and the overall image of the regional airline.

The principal competitive factors for regional airline code‑share arrangements include labor resources, code‑share agreement terms, reliable flight operations, operating cost structure, ability to finance new aircraft, certification to operate certain aircraft types and geographical infrastructure and markets and routes served.

Our operations represent the largest regional airline operations in the United States. However, regional carriers owned by major airlines may have access to greater resources than we do through their parent companies.

Generally, the airline industry is sensitive to changes in general economic conditions. Economic downturns, combined with competitive pressures, have contributed to a number of reorganizations, bankruptcies, liquidations and business combinations among major and regional carriers. The effect of economic downturns may be somewhat mitigated by our predominantly contract-based flying arrangements. If, however, any of our major airline partners experience a prolonged decline in the number of passengers or are negatively affected by low ticket prices or high fuel prices, they may seek rate reductions in future code-share agreements, or materially reduce scheduled flights in order to reduce their costs. In addition, adverse weather conditions can impact our ability to complete scheduled flights and can have a negative impact on our operations and financial condition.

Industry Overview

Majors, Low-Cost Carriers and Regional Airlines

The airline industry in the United States has traditionally been comprised of several major airlines, including Alaska, American, Delta and United. The major airlines offer scheduled flights to most major U.S. cities, numerous smaller U.S. cities, and cities throughout the world through a hub and spoke network.

Low-cost carriers, such as Southwest Airlines Co. (“Southwest”) and JetBlue Airways Corporation (“JetBlue”), generally offer fewer conveniences to travelers and have lower cost structures than major airlines, which permits them to offer flights to and from many of the same markets as the major airlines, but at lower prices.

Regional airlines, including SkyWest, typically operate smaller aircraft on shorter distance routes than major and low‑cost carriers. Several regional airlines, including Endeavor, Envoy, Horizon, Piedmont and PSA, are wholly‑owned subsidiaries of major airlines.

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

Code‑Share Agreements

Regional airlines generally enter into code‑share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two‑letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code‑share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low‑capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower‑volume markets. The financial arrangements between the regional airlines and their code‑share partners usually involve either fixed‑fee arrangements or revenue‑sharing arrangements as explained below:

•

Fixed‑Fee Arrangements.  Under a fixed‑fee arrangement (referred to as a “fixed‑fee arrangement,” “fixed-fee contract,” “contract flying” or a “capacity purchase agreement”), the major airline generally pays the regional airline a fixed‑fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights, on‑time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the fixed-fee arrangement, which is considered a lease of the aircraft to our major airline partner.  In addition, under a fixed fee arrangement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from fixed‑fee arrangements because they are protected from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, number of passengers and fuel prices. However, regional airlines in fixed‑fee arrangements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.

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

We have code‑share agreements with United, Delta, American and Alaska. ExpressJet had code‑share agreements with United, Delta and American during 2018.

During the year ended December 31, 2018, approximately 84.3% of our and ExpressJet’s flying agreements revenue related to fixed‑fee contract flights, where Delta, United, American and Alaska controlled scheduling, ticketing, pricing and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2018 related to prorate flights for Delta, United or American, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with Delta, United or American according to prorate formulas.

Under our fixed-fee arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement, but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. The number of aircraft under our fixed‑fee arrangements and our prorate arrangements as of December 31, 2018 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

Delta Connection Agreements

Agreement	Aircraft type		Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175		58 22 41 49	•Individual aircraft have scheduled removal dates from 2019 to 2029 •The average remaining term of the aircraft under contract is 4.1 years
Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200		29	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	65 19 65	•Individual aircraft have scheduled removal dates under the agreement between 2019 and 2029 •The average remaining term of the aircraft under contract is 7.0 years
United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	25	•Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	• CRJ 700	58	• Individual aircraft have scheduled removal dates from 2019 to 2023
American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	7	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	•E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

As of December 31, 2018, ExpressJet operated 100 ERJ145 aircraft and 16 CRJ200 aircraft under fixed-fee agreements with United and 10 CRJ700 aircraft under a fixed-fee agreement with American.  We sold ExpressJet in January 2019.  In conjunction with the sale of ExpressJet, SkyWest retained ownership of the 16 CRJ200 aircraft and the 10 CRJ700 aircraft operated by ExpressJet as of December 31, 2018. We agreed to lease the 16 CRJ200 aircraft to ExpressJet for up to a five-year period.  We are pursuing alternative uses of the 10 CRJ700 aircraft, including but not limited to, using the aircraft under fixed-fee agreements or leasing the aircraft or related engines to third parties.  ExpressJet leased 100 ERJ145 from United and the ERJ145 aircraft remained with ExpressJet in conjunction with the sale of ExpressJet.

In addition to the contractual arrangements described above, we have entered into agreements with Alaska and Delta to acquire and operate additional E175 dual-class regional jet aircraft (which are typically configured with 76 or 70 seats)  for those major airline partners.  As of December 31, 2018, we anticipated placing an additional three E175 aircraft with Alaska and nine E175 aircraft with Delta. The delivery dates for the new E175 aircraft are expected to take place from 2019 through 2021. Final delivery dates may be adjusted based on various factors.

We also entered into an agreement with Delta to operate 20 new Canadair CRJ900 regional jet aircraft (“CRJ900”). The aircraft will be acquired by Delta and operated by us under a fixed-fee agreement.  As of December 31, 2018, we had taken delivery of five of these CRJ900 aircraft and placed them into service, and anticipate the delivery of the remaining 15 aircraft will continue through the end of 2020. These aircraft will replace 20 CRJ700 aircraft scheduled to expire under our flying contracts with Delta.

Delta Connection Agreements

We and Delta are parties to a Delta Connection Agreement (the "Delta Connection Agreement"), pursuant to which we provide contract flight services for Delta.

The Delta Connection Agreement has a latest scheduled termination date of 2029. The Delta Connection Agreement is subject to early termination in various circumstances, including:

•	if we or Delta commit a material breach of the Delta Connection Agreement, subject to 30‑day notice and cure rights;
•	if we fail to conduct all flight operations and maintain all aircraft under the Delta Connection Agreement in compliance in all material respects with applicable government regulations;
•	if we fail to satisfy certain performance and safety requirements;
•	if either party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or makes an assignment for the benefit of creditors; or
•	if we fail to maintain competitive base rate costs (provided, however, that we have the right to adjust our rates prior to any such termination).

United Express Agreements

We and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200s and CRJ700s, and a United Express agreement to operate E175 aircraft (collectively, the “United Express Agreements”).

The United Express Agreements have a latest scheduled termination date in 2027. The United Express Agreements are subject to early termination in various circumstances including:

•	if we or United fail to fulfill an obligation under the United Express Agreements for a period of 60 days after written notice to cure;
•	if our operations fall below certain performance levels for a period of three consecutive months;
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

American Agreement

We and American are parties to an agreement (the “American Agreement”) for the operation of CRJ700 aircraft. The American Agreement for CRJ700 aircraft is scheduled to terminate in 2023 and is subject to early termination in various circumstances including:

•	if we or American fail to fulfill any obligation under the American Agreement for a period of 30 days after written notice to cure;
•	if our operations fall below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or

•	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced against either party and certain specified conditions are not satisfied

Alaska Agreement

We and Alaska are parties to a Capacity Purchase Agreement (the “Alaska Agreement”) for the operation of E175 aircraft. The agreement has a 12‑year term for each of the aircraft subject to the agreement. The Alaska Agreement is subject to early termination in various circumstances including:

•	if we or Alaska fail to fulfill an obligation under the Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;
•	if our operational performance falls below certain performance levels;
•	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
•	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced against either party and certain specified conditions are not satisfied.

Training and Aircraft Maintenance

SkyWest provides substantially all training to our crew members and maintenance personnel at our training facilities. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at our maintenance facilities. We also use third‑party vendors for certain airframe and engine maintenance work.

Fuel

Our fixed‑fee agreements with Delta, United, American and Alaska require the respective major airline partner to reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with Delta, United and American, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2018, United and Delta purchased the majority of the fuel for our aircraft flying under their respective fixed-fee agreements directly from their fuel vendors. Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry fuel purchase contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Collective Bargaining

As of December 31, 2018, we had approximately 15,900 full‑time equivalent employees, including 2,932 employed by ExpressJet. Approximately 85.3% of these employees were represented by a labor group. As of December 31, 2018, approximately 2,320 of ExpressJet’s 2,932 employees were represented by a national union.

As of December 31, 2018, SkyWest and SkyWest Airlines collectively employed 12,968 full‑time equivalent employees, consisting of 4,706 pilots, 3,843 flight attendants, 1,633 customer service personnel, 1,208 mechanics, 893 other maintenance personnel, 190 dispatchers and 495 operational support and administrative personnel. None of these employees are currently represented by a national union. Our employees are represented by in-house labor associations that have entered into collective bargaining agreements regarding our employee compensation and work rules.  Union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with increased union representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

Our relations with labor unions in the United States are governed by the Railway Labor Act (the “RLA”). Under the RLA, a collective bargaining agreement between an airline and a labor representative does not expire, but instead becomes amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in “self-help.” “Self-help” includes, among other things, a strike by the representative or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties.

Government Regulation

All interstate air carriers, including SkyWest, are subject to regulation by the U.S. Department of Transportation (the “DOT”), the U.S. Federal Aviation Administration (the “FAA”) and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operating activities; record‑keeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. Generally, governmental agencies enforce their regulations through, among other methods, certifications, which are necessary for the continued operations of SkyWest, and proceedings, which can result in civil or criminal penalties or revocation of operating authority. The FAA can also issue maintenance directives and other mandatory orders relating to, among other things, grounding of aircraft, inspection of aircraft, installation of new safety‑related items and the mandatory removal and replacement of aircraft parts.

We believe SkyWest is in compliance in all material respects with FAA regulations and holds all operating and airworthiness certificates and licenses which are necessary to conduct our operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, record keeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest is also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest is in compliance in all material respects with these laws and regulations.

Environmental Matters

We are subject to various federal, state, local and foreign laws and regulations relating to environmental protection matters. These laws and regulations govern such matters as environmental reporting, storage and disposal of materials and chemicals and aircraft noise. We are, and expect in the future to be, involved in various environmental matters and conditions at, or related to, our properties. We are not currently subject to any environmental cleanup orders or actions imposed by regulatory authorities. We are not aware of any active material environmental investigations related to our assets or properties.

Safety and Security

We are committed to the safety and security of our passengers and employees. We have taken many steps, both voluntarily and as mandated by governmental authorities, to increase the safety and security of our operations. Some of the safety and security measures we have taken with our major airline partners include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We are committed to complying with future safety and security requirements.

Insurance

We maintain insurance policies we believe are of types customary in the industry and in amounts we believe are adequate to protect against material loss. These policies principally provide coverage for public liability, passenger liability, baggage and cargo liability, property damage, including coverage for loss or damage to our flight equipment, and workers’ compensation insurance.

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

As of December 31, 2018, 489 out of our total 596 aircraft available for scheduled service were operating under a fixed‑fee arrangement or a revenue‑sharing agreement with either Delta or United. If our code‑share relationship with Delta or United were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code‑share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code‑share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be a viable alternative.

Additionally, each of our agreements with our major airline partners is subject to certain early termination provisions. For example, Delta’s termination rights include the right to terminate the agreements upon the occurrence of certain force majeure events (including certain labor‑related events) that prevent us from performing for certain periods and the right to terminate the agreements if we fail to maintain competitive base rate costs, subject to certain rights to take corrective action to reimburse Delta for lost revenues. United may terminate the United Express Agreements due to our uncured breach of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on‑time arrivals. We currently use the systems, facilities and services of Delta and United to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code‑share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code‑share agreements, Delta and United could require us to sell or assign to them facilities and assets, including maintenance facilities, we use in connection with the code‑share services we provide. As a result, in order to offer airline service after termination of any of our code‑share agreements, we may have to replace these facilities, assets and services. We may be unable to arrange such replacements on satisfactory terms, or at all.

We are reliant on two aircraft manufacturers and one engine manufacturer.

We operate aircraft manufactured by Bombardier and Embraer.  The issuance of FAA or manufacturer directives restricting or prohibiting the use of any Bombardier or Embraer aircraft types we operate could negatively impact our business and financial results.  We are also dependent upon General Electric as the sole manufacturer of engines used on the aircraft we operate.  Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or General Electric to provide sufficient parts or related maintenance and support services to us on a timely manner. Additionally, timing of aircraft deliveries could be delayed.

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

Increases in labor costs, including pilot costs, maintenance costs and overhead costs may result in lower operating margins under our fixed-fee contracts.

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

Additionally, under our fixed-fee contracts with Delta, United, American and Alaska, a portion of our compensation is based upon pre‑determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs.  During the year ended December 31, 2018, approximately 90.1% of our code‑share operating costs were reimbursable at pre‑determined rates and 9.9% of our code‑share operating costs were pass‑through costs.  Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow.  If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre‑determined rates under our fixed‑fee arrangements, our financial position and operating results will be negatively affected.

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

Under our fixed‑fee arrangements with multiple major airline partners we have a total of 53 CRJ700s/CRJ900s with flying contract expirations in 2019 and 2020. Our underlying lease or debt financing obligations associated with each of these aircraft are scheduled to terminate in 2024 and 2025 on an aircraft‑by‑aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major airline partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code‑share agreement or subleasing the aircraft to another operator. Additionally, we may negotiate an early lease return agreement with the aircraft lessor.  In the event we are unable to extend the flying contract terms for these aircraft at each respective contract’s expiration, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition.  Additionally, in the event we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place the aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

Our sale of ExpressJet may negatively impact our financial results, and we may not be successful in growing our business, revenues and profits from operations independent of ExpressJet.

Prior to the sale of ExpressJet in January 2019, 17.5% of our total revenue for the year ended December 31, 2018 was generated by regional jet service provided by ExpressJet.  Following the sale of ExpressJet, we expect that our revenues will be materially reduced as we are no longer generating revenue from the operations of ExpressJet.  We also expect the sale of ExpressJet to reduce the overall scale and resources of our business, which could adversely impact our ability to compete against other regional and low-cost carriers, particularly those owned by major airlines that may have access to greater resources through their parent companies.  There can be no assurance that the proceeds and other benefits from the sale of ExpressJet will be sufficient for us to grow our business, revenues and profits, and our future growth will depend on our ability to successfully implement our business strategy independent of ExpressJet going forward. If we are unable to successfully execute on this business strategy, or otherwise compete effectively with other regional and low-cost airlines, our business, financial condition, results of operations and growth prospects could be materially and adversely affected.

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

As of December 31, 2018, we had approximately $5.0 billion of property and equipment and related assets, net of accumulated depreciation.  In accounting for these long‑lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate.  Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets.  In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. For example, during 2016 we recorded an impairment of $465.6 million attributable to certain long-lived assets associated with our 50-seat aircraft primarily resulting from changes to our short-term and long-term fleet plans with our 50-seat aircraft. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with particular weather difficulties, including Atlanta, Salt Lake City, Chicago, San Francisco and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

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

Pursuant to our fixed‑fee arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations. As of December 31, 2018, we operated 25 CRJ200s under a prorate agreement with United, 29 CRJ200s under a prorate agreement with Delta, and seven CRJ200s under a prorate agreement with American. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate markets, which could negatively impact our passenger load factors.

Our prorate arrangements with our major airline partners are terminable upon notice of 120 days or less.

Our prorate flying agreements with our major airline partners permit the major airline partner to terminate the agreement in its discretion by giving us notice of 120 days or less.  If one of our major airline partners elects to terminate a flying agreement with notice of 120 days or less, our ability to use the aircraft under an alternative agreement with similar economics may be limited, which could negatively impact our financial results.  Additionally, even if we can subsequently place the aircraft into service with a different major airline partner, of which there can be no assurance, we likely would incur inefficiencies and incremental costs, such as changing the aircraft livery, during the transition period, which would negatively impact our financial results.

We have a significant amount of contractual obligations.

As of December 31, 2018, we had a total of approximately $3.2 billion in total long‑term debt obligations. Substantially all of this long‑term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long‑term lease obligations primarily relating to our aircraft fleet. These leases are classified as operating leases and therefore are not reflected as liabilities in our consolidated balance sheets. At December 31, 2018, we had 260 aircraft under lease, with remaining terms ranging up to nine years. Future minimum lease payments due under all long‑term operating leases were approximately $477.9 million at December 31, 2018. At a 5.45% discount factor, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations was equal to approximately $399.2 million at December 31, 2018. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

We currently have 200 CRJ200s with an average life of 16.3 years. Over the next several years, we may continue to replace the CRJ200s with larger regional jets. If we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these larger regional jets.

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

The adoption of new tax legislation or changes to existing tax laws and regulations could adversely affect our financial condition or results of operations.

The airline industry is one of the most heavily taxed industries in the United States. We are subject to tax laws and regulations of the U.S. federal, state and local governments as well as various non-U.S. jurisdictions. Potential changes in existing tax laws, including future regulatory guidance, may impact our effective tax rate and tax payments. There can be no assurance that changes in tax laws or regulations, both within the United States and the other jurisdictions in which we operate, will not materially and adversely affect our effective tax rate, tax payments, financial condition and results of operations. Similarly, changes in tax laws and regulations that impact our major airline partners, customers or the economy generally may also impact our financial condition and results of operations.

In addition, tax laws and regulations are complex and subject to varying interpretations, and any significant failure to comply with applicable tax laws and regulations in all relevant jurisdictions could give rise to substantial penalties and liabilities. Any changes in enacted tax laws, rules or regulatory or judicial interpretations; any adverse outcome in connection with tax audits in any jurisdiction; or any change in the pronouncements relating to accounting for income taxes could materially and adversely impact our effective tax rate, tax payments, financial condition and results of operations.

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

Increased labor costs, labor disputes and unionization of our workforces may adversely affect our ability to conduct our business and reduce our profitability.

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2018, our salary, wage and benefit costs constituted approximately 43.7% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with represented employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

SkyWest’s employees are represented by in-house associations; however, organizing efforts to join national unions among those employees occur from time to time. Such efforts will likely continue in the future and may ultimately result in some or all of our employees being represented by one or more national unions. If our employees were to unionize or be deemed to be represented by one or more national unions, negotiations with these unions could divert management attention and disrupt operations, which may result in increased operating expenses and may negatively impact our financial results. Moreover, we cannot predict the outcome of any future negotiations relating to union representation or collective bargaining agreements. Agreements reached in collective bargaining may increase our operating expenses and negatively impact our financial results.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Flight Equipment

As of December 31, 2018, our fleet available for scheduled service consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
CRJ900s	20	21	76	1,500	530	10.2
CRJ700s	60	49	65-70	1,600	530	12.9
CRJ200s	125	75	50	1,500	530	16.3
E175s	146	—	70-76	2,100	530	2.2
ERJ145s	—	100	50	1,500	530	16.5

Several factors may impact our fleet size throughout 2019 and thereafter, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative major airline partner. Below is our 2019 outlook on our fleet by aircraft type. Our actual future fleet size and/or mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

•

CRJ900s/CRJ700s –  We anticipate taking delivery of 15 new CRJ900 aircraft under a nine-year fixed-fee agreement with Delta from early 2019 through mid-2020.  As these new CRJ900 aircraft are placed into service, we anticipate removing 15 used CRJ700 aircraft from service with Delta and we are pursuing alternative uses of these CRJ700 aircraft upon their removal from service.

•

E175s – We anticipate taking delivery of nine new E175 aircraft under a nine-year fixed-fee agreement with Delta.  We are scheduled to take delivery of five E175 aircraft during 2019 and four E175 aircraft during 2020 under the Delta Connection Agreement.  As these new E175 aircraft are delivered, we expect to remove nine used CRJ900 aircraft from service with Delta, upon which we anticipate leasing five of the nine CRJ900 aircraft to a third party and returning four of the nine CRJ900 aircraft to the lessor. Additionally, we are scheduled to take delivery of three new E175 aircraft with Alaska under a fixed-fee contract in 2021.

•

ERJ145s – As of December 31, 2018, ExpressJet leased and operated 100 ERJ145 aircraft under a fixed-fee agreement and aircraft lease with United.  The ERJ145 aircraft remained with ExpressJet in conjunction with the sale of ExpressJet in January 2019.

•

CRJ200s –  Following the sale of ExpressJet in January 2019, we have agreed to lease 16 used CRJ200 to ExpressJet beginning in January 2019.  We currently do not anticipate a significant change in the total number of remaining CRJ200 aircraft scheduled for service during 2019.

Ground Facilities

SkyWest and SkyWest Airlines own or lease, and, as of December 31, 2018, ExpressJet owned or leased, the following principal properties:

SkyWest Facilities

•	We own the corporate headquarters facilities of SkyWest and SkyWest Airlines, located in St. George, Utah, which consist of two adjacent buildings of 63,000 and 55,000 square-feet, respectively.

SkyWest Airlines Facilities

•

SkyWest Airlines leases a 221,000 square-foot facility at the Salt Lake International Airport. This facility consists of a 98,000 square‑foot aircraft maintenance hangar and a 123,000 square‑foot training and office facility. SkyWest Airlines is leasing the facility from the Salt Lake City Department of Airports under a lease that is scheduled to expire in January 2028.

•	SkyWest Airlines owns a 180,000 square‑foot aircraft maintenance hangar and office facility in Milwaukee, Wisconsin with a land lease that is scheduled to expire in November 2032.
•	SkyWest Airlines owns a 135,000 square‑foot aircraft maintenance hangar and office facility in Oklahoma City, Oklahoma with a land lease that is scheduled to expire in June 2027.
•	SkyWest Airlines leases a 126,000 square‑foot aircraft maintenance hangar and office facility in Boise, Idaho. The lease agreement is scheduled to expire in September 2040.
•	SkyWest Airlines leases a 105,000 square‑foot aircraft maintenance hangar and office facility in Fresno, California. The lease agreement is scheduled to expire in August 2019.
•	SkyWest Airlines owns a 101,000 square‑foot aircraft maintenance hangar and office facility in Colorado Springs, Colorado with a land lease that is scheduled to expire in July 2056.
•

SkyWest Airlines leases a 70,000 square‑foot aircraft maintenance hangar and a 30,000 square-foot aircraft maintenance hangar in Tucson, Arizona. The lease agreement is scheduled to expire in February 2022.

•	SkyWest Airlines leases a 96,000 square‑foot aircraft maintenance hangar and office facility in Chicago, Illinois. The lease agreement is scheduled to expire in June 2023.
•	SkyWest Airlines leases a 88,000 square‑foot aircraft maintenance hangar and office facility in Detroit, Michigan. The lease agreement is scheduled to expire in September 2019.
•	SkyWest Airlines leases a 80,000 square‑foot aircraft maintenance hangar and office facility in Nashville, Tennessee. The lease agreement is scheduled to expire in June 2022.
•	SkyWest Airlines owns a 57,000 square-foot aircraft maintenance facility in Palm Springs, California with a land lease that is scheduled to expire in January 2027.
•	SkyWest Airlines owns a 55,000 square‑foot maintenance accessory shop and leases a 5,000 square‑foot training facility in Salt Lake City, Utah. The lease agreement is scheduled to expire in May 2019.

•	SkyWest Airlines leases a 42,000 square‑foot aircraft maintenance facility in South Bend, Indiana. The lease agreement is scheduled to expire in November 2021.
•	SkyWest Airlines leases a 40,000 square‑foot aircraft maintenance facility in Fort Wayne, Indiana. The lease agreement is scheduled to expire in March 2021.

ExpressJet Facilities (as of December 31, 2018 and retained by ExpressJet following our sale of ExpressJet in January 2019)

•	ExpressJet leased an 83,000 square‑foot aircraft maintenance hangar, and a 15,000 square‑foot shop facility in Knoxville, Tennessee.
•	ExpressJet subleased a 91,000 square‑foot aircraft maintenance facility in Cleveland, Ohio.
•	ExpressJet leased a 69,000 square‑foot aircraft maintenance hangar and office support facility in Houston, Texas.
•	ExpressJet leased a 57,000 square‑foot training center and support space in Houston, Texas.
•	ExpressJet subleased a 50,655 square-feet of building space at Hartsfield Jackson-Atlanta International Airport.
•	ExpressJet leased a 32,000 square‑foot aircraft maintenance facility in Richmond, Virginia.
•	ExpressJet leased a 29,000 square-foot warehouse for the purpose of parts storage in Atlanta, Georgia.

Our management deems the current facilities of SkyWest and SkyWest Airlines as being suitable to support existing operations and believes these facilities will be adequate for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2018, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 12,  2019, there were approximately 745 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During 2018, our Board of Directors declared regular quarterly dividends of $0.10 per share. During 2017, our Board of Directors declared regular quarterly dividends of $0.08 per share. We intend to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of our shareholders.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. As of December 31, 2018, our stock repurchase program authorized the repurchase of up to $100.0 million of our common stock. The following table summarizes our purchases under our stock repurchase program during the three months ended December 31, 2018:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
October 1, 2018 – October 31, 2018	33,015	$55.63	33,015	$52,991
November 1, 2018 - November 30, 2018	415,248	56.26	415,248	$29,621
December 1, 2018 - December 31, 2018	91,900	44.35	91,900	25,543
Total	540,163	$54.20	540,163	$25,543

(1)

On February 9, 2017, we announced that our Board of Directors authorized the repurchase of up to $100.0 million of our common stock over the next three years. Purchases were made at management’s discretion based on market conditions and financial resources. As of December 31, 2018, we had repurchased 1,451,811 shares of our common stock for approximately $74.5 million under this authorization.

On February 5, 2019, our Board of Directors approved a new share repurchase plan, pursuant to which we are authorized to repurchase up to $250 million of our common stock.  We are authorized to repurchase such shares of common stock at prevailing market prices in the open market, in privately negotiated transactions, or by other means in accordance with federal securities laws from time to time.  This authorization superseded our previous share repurchase plan approved in February 2017.

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

The following graph compares the cumulative total shareholder return on our common stock over the five‑year period ended December 31, 2018, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2013	2014	2015	2016	2017	2018
SkyWest, Inc.	100	91.14	131.83	254.45	372.91	315.11
NASDAQ Composite	100	114.75	122.74	133.62	173.22	168.30
NASDAQ Transportation Index	100	121.41	93.55	120.89	154.19	140.25

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2018	2017	2016	2015	2014
Operating revenues	$3,221,679	$3,122,592	$3,063,702	$3,095,563	$3,237,447
Operating income (loss)(1)	474,280	388,199	(172,684)	234,515	24,848
Net income (loss)(2)	280,372	428,907	(161,586)	117,817	(24,154)
Net income (loss) per common share:
Basic	$5.40	$8.28	$(3.14)	$2.31	$(0.47)
Diluted	$5.30	$8.08	$(3.14)	$2.27	$(0.47)
Weighted average shares:
Basic	51,914	51,804	51,505	51,077	51,237
Diluted	52,871	53,100	51,505	51,825	51,237
Total assets(3)	$6,313,212	$5,474,400	$5,007,966	$4,781,984	$4,388,818
Current assets(3)	1,020,794	995,133	917,792	1,017,570	1,089,501
Current liabilities	924,826	820,825	747,265	748,026	691,065
Long-term debt, net of current maturities	2,809,768	2,377,346	2,240,051	1,659,234	1,548,390
Stockholders’ equity	1,964,281	1,754,322	1,350,943	1,506,435	1,400,346
Return (loss) on average equity(4)	15.1%	27.6%	(12.0)%	7.8%	(1.7)%
Cash dividends declared per common share	$0.40	$0.32	$0.19	$0.16	$0.16

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

(3)

Certain reclassifications were made to 2017 balances to conform to the current period presentation, which reflects the adoption of ASC 606.  See Note 1 to our Consolidated Financial Statements included in Item 8 of this Report.

(4)	Calculated by dividing net income (loss) by the average of beginning and ending stockholders’ equity for the year.

Selected Operating Data

	Year ended December 31,
	2018	2017	2016	2015	2014
Block hours	1,757,047	1,839,779	1,938,492	2,074,804	2,275,562
Departures	1,010,053	1,087,052	1,153,480	1,226,897	1,357,454
Passengers carried	48,350,470	51,483,552	53,539,438	56,228,593	58,962,010
Average passenger trip length	523	512	523	528	534
Number of operating aircraft at end of year(1)	596	595	652	660	717

(1)	Excludes aircraft leased to un‑affiliated and affiliated entities.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2018, 2017 and 2016. Also discussed is our financial position as of December 31, 2018 and 2017. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward‑looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward‑looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2018, we offered scheduled passenger and air freight service with approximately 2,770 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2018, we had 596 aircraft available for scheduled service consisting of the following (which included 100 ERJ145s and 16 CRJ200s that ExpressJet operated for United and 10 Canadair CRJ700s that ExpressJet operated for American):

	CRJ200	CRJ700	CRJ900	ERJ145	E175	Total
United	106	19	—	100	65	290
Delta	87	22	41	—	49	199
American	7	68	—	—	—	75
Alaska	—	—	—	—	32	32
Aircraft in scheduled service	200	109	41	100	146	596
Subleased to an un-affiliated entity	4	—	—	—	—	4
Other*	4	19	—	5	—	28
Total Fleet	208	128	41	105	146	628

*As of December 31, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners.  Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics.  Over the last several years, our business has evolved as we have added 39 new E175 aircraft and five new CRJ900 aircraft to our fleet since December 31, 2017, and removed 12 ERJ145 aircraft, 20 CRJ700 aircraft and 16 CRJ900 aircraft that were operating under less profitable or unprofitable flying agreements.

We anticipate our fleet will continue to evolve, as we are scheduled to add 12 new E175 and 15 new CRJ900 aircraft to existing fixed-fee agreements by the end of 2021. We anticipate these new aircraft will be replacing older CRJ900 and CRJ700 aircraft currently operating under fixed-fee agreements. Our primary objective in the fleet changes is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable or unprofitable arrangements.

As of December 31, 2018, ExpressJet operated 100 ERJ145 aircraft and 16 CRJ200 aircraft under fixed-fee agreements with United and 10 CRJ700 aircraft under a fixed-fee agreement with American.  On January 22, 2019, we completed the sale of ExpressJet. In conjunction with the sale of ExpressJet, we retained ownership of the 16 CRJ200 aircraft and the 10 CRJ700 aircraft operated by ExpressJet as of December 31, 2018.  ExpressJet retained operation of the 100 ERJ145 aircraft that ExpressJet leased from United. We agreed to lease the 16 CRJ200 aircraft to ExpressJet for up to a five-year period.  We are pursuing alternative uses of the 10 CRJ700 aircraft, including but not limited to, using the aircraft under fixed-fee agreements or leasing the aircraft or related engines to third parties.

For the year ended December 31, 2018, approximately 48.6% of our aircraft in scheduled service were operated for United, approximately 33.4% were operated for Delta, approximately 12.6% were operated for American and approximately 5.4% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed‑fee arrangements and our prorate flying arrangements. For the year ended December 31, 2018, contract flying revenue and prorate revenue represented approximately 84.3% and 15.7%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures.

Our financial and operating results for the years ended December 31, 2016, 2017 and 2018, and our financial position as of December 31, 2017 and 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods.

Financial Highlights

We had total operating revenues of $3.2 billion for the year ended December 31, 2018, a 3.2% increase, compared to total operating revenues of $3.1 billion for the year ended December 31, 2017. We had a net income of $280.4 million, or $5.30 per diluted share, for the year ended December 31, 2018, compared to net income of $428.9 million, or $8.08 per diluted share, for the year ended December 31, 2017. Our results for 2017 included a $246.8 million benefit related to the revaluation of our net deferred tax liability and other tax liabilities in accordance with the Tax Cuts and Jobs Act that was enacted into law in December 2017.

The significant items affecting our financial performance during the year ended December 31, 2018 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our fixed-fee arrangements.  During 2018, we had a net increase in the number of aircraft operating under fixed-fee agreements. As summarized under the Fleet Activity section below, from December 31, 2017 to December 31, 2018, we removed 48 aircraft from service that were operating under less profitable flying contracts and added 49 aircraft to new or existing fixed-fee arrangements at improved economics.  The number of aircraft available for scheduled service increased from 595 aircraft at December 31, 2017 to 596 at December 31, 2018.  Our completed block hours decreased 4.5% primarily due to the timing of our fleet transition during 2018. The majority of the aircraft removed from service during 2018 were removed during the first half of the year, whereas the majority of the aircraft added into service were added during the second half of the year.

Despite the reduction in our block hour production since 2017, our total flying agreements revenue increased 3.2% from 2017 to 2018 primarily due to higher compensation we earned on aircraft, including new aircraft added in 2018, partially offset by a decrease in revenue associated with the aircraft removed from our fleet.

Operating Expenses

The increase in our operating expense from 2017 to 2018 of $13.0 million, or 0.5%, was primarily related to increased compensation paid to our crews since December 31, 2017, an increase in our average fuel costs per gallon on our prorate flying arrangements and an increase in other operating expenses, including pilot recruitment and training costs. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

 The following table summarizes our fleet activity for 2018:

Aircraft in Service	December 31, 2017	Additions	Removals	December 31, 2018
E175s	107	39	—	146
CRJ900s	52	5	(16)	41
CRJ700s	129	—	(20)	109
CRJ200s	195	5	—	200
ERJ145/135s	112	—	(12)	100
Total	595	49	(48)	596

During 2018, we took delivery of 39 new E175 aircraft and five new CRJ900 aircraft and placed the aircraft into service under fixed-fee flying agreements.  We removed 16 CRJ900 aircraft from service and returned the aircraft to the lessor.  We also removed 20 CRJ700 aircraft from service during 2018 that we either returned to the lessor, are in the process of transitioning to another major airline partner, or are pursuing alternative uses of the aircraft, including, but not limited to, leasing the aircraft or related engines to third parties.  The five CRJ200 aircraft added to service during 2018 were temporarily out of service at December 31, 2017.  We removed 12 ERJ145s from service and returned the aircraft to the lessor.

Critical Accounting Policies and Estimates

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

Revenue Recognition

Flying agreements and airport customer service and other revenues are recognized when service is provided. Under our fixed-fee and prorate flying agreements with our major airline partners, revenue is considered earned when each flight is completed. A portion of our compensation under our fixed-fee flying agreements is designed to reimburse us for the use of the aircraft we provide under such agreements. This compensation is deemed to be lease revenue, inasmuch as the agreements identify the “right of use” or a specific type and number of aircraft over the agreement term.  The amount of compensation deemed to be lease revenue is determined from the agreed upon rates for the use of the aircraft included in each fixed-fee agreement, which we believe approximates fair value for the aircraft leases. Under our airport customer service agreements, revenue is considered earned when each flight we provide customer service for departs. Our agreements with our major airline partners contain certain provisions pursuant to which the parties could terminate the respective agreement, subject to certain rights of the other party, if certain performance criteria are not maintained. Our revenues could be impacted by a number of factors, including changes to the applicable code‑share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Accordingly, we are required to exercise judgment and use assumptions in the application of our revenue recognition policy.

 Maintenance

For the majority of our engines, we have an agreement with a third‑party vendor to provide long‑term engine maintenance covering scheduled and unscheduled engine repairs, including engine overhauls, operating under our fixed‑rate engine contracts (a “Power-by-the-Hour Agreement”). Under the terms of the Power-by-the-Hour Agreement, we are obligated to pay a set dollar amount per engine hour flown on a monthly basis and the vendor assumes the obligation to repair the engines at no additional cost to us, subject to certain specified exclusions. Thus, under the Power-by-the-Hour Agreement, we expense the engine maintenance costs as flight hours are incurred on the engines and using the contractual rate set forth in the agreement.

For engines not covered under a Power-by-the-Hour-Agreement we use the direct‑expense method of accounting for our regional jet aircraft engine overhaul costs. Under this method, the maintenance liability is not recorded until the maintenance services are performed.

Aircraft Leases

As of December 31, 2018, our fleet of aircraft in scheduled service included 245 aircraft under lease (including 108 aircraft leased by ExpressJet). In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Under some of our fixed-fee arrangements, our major airline partners may acquire aircraft from third-parties and lease the aircraft to us for a de minimis amount, and in such cases, no related lease revenue or lease expense is recognized. Under the majority of our operating leases, we are required to meet half-time lease return conditions with the aircraft, which presumes at least 50 percent of the eligible flight time for certain components since the last overhaul remains when the aircraft is returned to the lessor. A liability for probable lease return costs is recorded after the aircraft has completed its last maintenance cycle prior to being returned. Additionally, operating leases are not reflected in our consolidated balance sheet and accordingly, neither a lease asset nor an obligation for future lease payments is reflected in our consolidated balance sheets. See “Recent Accounting Pronouncements” set forth below for a discussion of a new accounting standard that is likely to have an impact on our aircraft lease accounting beginning in 2019.

Long‑Lived Assets

As of December 31, 2018, we had approximately $5.0 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long‑lived, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets. When considering whether or not impairment of long‑lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level. We did not have any impairment charges during the year ended December 31, 2018.

Stock‑Based Compensation Expense

Restricted stock units (“RSUs”) are awarded to eligible employees and entitle the grantee to receive shares of common stock at the end of the vest period.  Performance Share Units (“PSUs”) are awarded to certain employees to receive shares of common stock if specific performance targets are achieved. At the end of each performance period, the number of shares awarded can range from 0% to 200% of the original 2018 and 2017 grant amounts for performance share units and can range from 0% to 150% of the original 2016 grant amount for performance shares, depending on the performance against the pre-established targets. The fair value of the RSUs and PSUs are based on the stock price as of the date of grant and “cliff vest” after three years. We are required to use judgment and estimates in determining compensation expense for the PSUs based on projected performance compared to the pre-established targets over the measurement period for unvested PSU awards.

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

Results of Operations

2018 Compared to 2017

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours, departures and passengers carried during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to the timing of our fleet transition during 2018.  Although our total number of aircraft in service did not significantly change from December 31, 2017 to December 31, 2018, the majority of the aircraft removed from service were removed during the first half of 2018 while the majority of the aircraft added into service were added during the second half of 2018.

	For the year ended December 31,
	2018	2017	% Change
Block hours	1,757,047	1,839,779	(4.5)%
Departures	1,010,053	1,087,052	(7.1)%
Passengers carried	48,350,470	51,483,552	(6.1)%
Passenger load factor	80.5%	80.4%	0.1	pts
Average passenger trip length (miles)	523	512	2.1%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2018	2017	$ Change	% Change
Flying agreements	$3,169,520	$3,078,297	$91,223	3.0%
Airport customer service and other	52,159	44,295	7,864	17.8%
Total operating revenues	$3,221,679	$3,122,592	$99,087	3.2%

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

	For the year ended December 31,
	2018	2017	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,856,253	$1,805,510	$50,743	2.8%
Capacity purchase agreements revenue: aircraft lease	814,518	834,366	(19,848)	(2.4)%
Prorate agreements revenue	498,749	438,421	60,328	13.8%
Flying agreements revenue	$3,169,520	$3,078,297	$91,223	3.0%

The increase in “Capacity purchase agreements revenue: flight operations” of $50.7 million was primarily due to incremental revenue generated from 39 new E175 aircraft and five new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements that were renewed or extended since December 31, 2017, partially offset by the timing of the removal of 48 ERJ145, CRJ700 and CRJ900 aircraft from flying arrangements with a lower revenue per aircraft since December 31, 2017.  The decrease in “Capacity purchase agreement revenue: aircraft lease” of $19.8 million was primarily due to the timing and number of leased aircraft removed from fixed-fee contracts for the year ended December 31, 2017 compared to the year ended December 31, 2018.  The increase in prorate agreement revenue of $60.3 million was primarily due to the incremental revenue generated from seven CRJ200 aircraft added to our prorate agreements and new prorate agreements at improved economics since December 31, 2017.

The $7.9 million increase in airport customer service and other revenues was primarily related to a combination of an increase in volume of airport service agreements and contract rate increases on agreements that were renewed since December 31, 2017.

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2018	2017	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$1,201,518	$1,192,067	$9,451	0.8%
Aircraft maintenance, materials and repairs	556,259	579,463	(23,204)	(4.0)%
Depreciation and amortization	334,589	292,768	41,821	14.3%
Aircraft rentals	154,945	215,807	(60,862)	(28.2)%
Aircraft fuel	117,657	85,136	32,521	38.2%
Airport-related expenses	109,605	118,374	(8,769)	(7.4)%
Other operating expenses	272,826	250,778	22,048	8.8%
Total operating expenses	$2,747,399	$2,734,393	$13,006	0.5%
Interest expense	120,409	104,925	15,484	14.8%
Total airline expenses	$2,867,808	$2,839,318	$28,490	1.0%

Salaries, wages and benefits. The $9.5 million, or 0.8%, decrease in salaries, wages and benefits during the year ended December 31, 2018, compared to the year ended December 31, 2017,  was primarily due to higher flight crew compensation costs resulting from labor agreements executed during the second half of 2018, which was partially offset by a decrease in direct labor costs resulting from a reduction in departures and block hours.

Aircraft maintenance, materials and repairs. The $23.2 million, or 4.0%, decrease in aircraft maintenance expense during the year ended December 31, 2018, compared to the year ended December 31, 2017,  was primarily due to a decrease in scheduled maintenance events and the replacement and repair of aircraft parts and components partially offset by an increase in the percentage of our fleet that is under long-term Power-by-the-Hour maintenance agreements, including the additional 39 E175 aircraft added since December 31, 2017.

Depreciation and amortization.  The $41.8 million, or 14.3%, increase in depreciation and amortization expense during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to the purchase of 39 additional E175 aircraft and related long-lived aircraft parts in 2018.

Aircraft rentals.  The $60.9 million, or 28.2%, decrease in aircraft rentals during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a decrease in leased aircraft from 319 leased aircraft for the year ended December 31, 2017, to 260 leased aircraft for the year ended December 31, 2018.

Aircraft fuel.  The $32.5 million, or 38.2%, increase in fuel cost during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to an increase in our average fuel cost per gallon from $2.06 for the year ended December 31, 2017 to $2.60 for the year ended December 31, 2018, along with an increase in the number of prorate flights we operated and the corresponding additional gallons of fuel we purchased. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands)	2018	2017	% Change
Fuel gallons purchased	45,299	41,234	9.9%
Fuel expense	$117,657	$85,136	38.2%

Airport-related expenses.    Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $8.8 million, or 7.4%, decrease in airport-related expenses during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to a decrease in airport terminal rents during the year ended December 31, 2018.

Other operating expenses.    Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs.  The $22.0 million, or 8.8%, increase in other operating expenses was primarily related to increased pilot recruitment cost, crew training costs, including the cost of hotel rooms, and property tax on additional aircraft added since December 31, 2017.

Interest Expense.  The $15.5 million, or 14.8%, increase in interest expense during the year ended December 31, 2018, compared to the year ended December 31, 2017, was primarily due to the purchase of 39 additional E175 aircraft in 2018 financed through debt.

Total airline expenses.    Total airline expenses (consisting of total operating and interest expenses) increased $28.5 million, or 1.0%, during the year ended December 31, 2018, compared to the year ended December 31, 2017 primarily related to an increase in our average fuel cost per gallon incurred under our prorate agreements, an increase in flight crew compensation costs and other operating expenses, partially offset by a reduction in departures and block hour production of 4.5% during the year ended December 31, 2018 compared to the year ended December 31, 2017.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income.  Interest income increased $4.3 million, or 95.7%, during the year ended December 31, 2018, compared to the year ended December 31, 2017. The increase in interest income was primarily related to an increase in interest rates subsequent to December 31, 2017.

Other Income, net.    During the year ended December 31, 2018, we had other income of $3.6 million primarily related to a mark-to-market gain on trading securities and a gain on rotable spare parts sold during the year ended December 31, 2018.

Summary of provision for income taxes:

Provision for income taxes.    For the year ended December 31, 2018, we recorded an income tax provision of 23%, which includes the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes.  We recorded a $246.8 million benefit in 2017 related to the revaluation of its net federal, state and other deferred tax liabilities based on the tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  We also recorded a $4.5 million and $5.4 million benefit in 2018 and 2017, respectively, relating to ASU 2016-09 which requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are vested/exercised.

Net Income.  Primarily due to the factors described above, we generated net income of $280.4 million, or $5.30 per diluted share, for the year ended December 31, 2018, compared to a net income of $428.9 million, or $8.08 per diluted share, for the year ended December 31, 2017.

2017 Compared to 2016

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours, departures and passengers carried during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a net reduction in our operating fleet from 652 aircraft to 595 aircraft between December 31, 2016 and December 31, 2017.

	For the year ended December 31,
	2017	2016	% Change
Block hours	1,839,779	1,938,492	(5.1)%
Departures	1,087,052	1,153,480	(5.8)%
Passengers carried	51,483,552	53,539,438	(3.8)%
Passenger load factor	80.4%	82.1%	(1.7)	pts
Average passenger trip length (miles)	512	523	(2.1)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2017	2016	$ Change	% Change
Flying agreements	$3,078,297	$3,010,738	$67,559	2.2%
Airport customer service and other	44,295	52,964	(8,669)	(16.4)%
Total operating revenues	$3,122,592	$3,063,702	$58,890	1.9%

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

	For the year ended December 31,
	2017	2016	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,805,510	$1,792,868	$12,642	0.7%
Capacity purchase agreements revenue: aircraft lease	834,366	763,406	70,960	9.3%
Prorate agreements revenue	438,421	454,464	(16,043)	(3.5)%
Flying agreements revenue	$3,078,297	$3,010,738	$67,559	2.2%

The increase in “Capacity purchase agreements revenue: flight operations” of $12.6 million was primarily due to 21 E175 aircraft added to our fleet and improved economics on flying contract renewals, partially offset by a reduction in revenue from aircraft removed from unprofitable or less profitable flying contracts since 2016.  The increase in “Capacity purchase agreement revenue: aircraft lease” of $70.1 million was primarily due to higher aircraft ownership costs.  The decrease in prorate agreements revenue of $16.0 million was primarily due to a  change in markets from prorate agreements to capacity purchase agreements with higher revenue yields during the year ended December 31, 2017.

The $8.7 million decrease in airport customer service and other revenues was primarily related to a decrease in the volume of airport service agreements since December 31, 2016.

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,

	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$1,192,067	$1,205,459	$(13,392)	(1.1)%
Aircraft maintenance, materials and repairs	579,463	569,306	10,157	1.8%
Depreciation and amortization	292,768	284,969	7,799	2.7%
Aircraft rentals	215,807	262,602	(46,795)	(17.8)%
Aircraft fuel	85,136	70,701	14,435	20.4%
Airport-related expenses	118,374	122,141	(3,767)	(3.1)%
Special items	—	465,649	(465,649)	(100.0)%
Other operating expenses	250,778	255,559	(4,781)	(1.9)%
Total operating expenses	2,734,393	3,236,386	(501,993)	(15.5)%
Interest expense	104,925	78,177	26,748	34.2%
Total airline expenses	$2,839,318	$3,314,563	$(475,245)	(14.3)%

Salaries, wages and benefits. The $13.4 million, or 1.1%, decrease in salaries, wages and benefits during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a decrease in direct labor costs resulting from a net reduction in our fleet size and related level of departures and block hours, which was partially offset by higher crew compensation costs resulting from labor agreements executed since 2016.

Aircraft maintenance, materials and repairs.    The $10.2 million, or 1.8%, increase in aircraft maintenance expense during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to an increase in the number of scheduled maintenance events and an increase in the percentage of our fleet that is under long-term Power-by-the-Hour maintenance agreements, including the additional 21 E175 aircraft added since December 31, 2016, which was partially offset by a decrease in other direct maintenance costs resulting from a reduced fleet size and departures since 2016.

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

Aircraft fuel.  The $14.4 million, or 20.4%, increase in fuel cost during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to an increase in our average fuel cost per gallon from $1.72 for the year ended December 31, 2016 to $2.06 for the year ended December 31, 2017. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands, except per gallon amounts)	2017	2016	% Change
Fuel gallons purchased	41,234	41,074	0.4%
Fuel expense	$85,136	$70,701	20.4%

Airport-related expenses.    The $3.8 million, or 3.1%, decrease in airport-related expenses during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to a reduction in passenger interruption related costs during the year ended December 31, 2017.

Special items.    Special items for the year ended December 31, 2016 included impairment charges and inventory valuation charges related to our 50-seat aircraft and related assets. We did not have comparable special items in 2017.

 Other operating expenses.    The $4.8 million, or 1.9%, decrease in other operating expenses was primarily related to the decrease in our fleet size and in other operating costs that resulted from the reduction in block hour production of 5.1%, partially offset by additional training costs associated with E175 aircraft deliveries, including the use of simulators and hotels.

Interest Expense.  The $26.7 million, or 34.2%, increase in interest expense during the year ended December 31, 2017, compared to the year ended December 31, 2016, was primarily due to the purchase of 21 additional E175 aircraft in 2017 financed through debt and an annualized impact of 41 E175 aircraft added throughout 2016 financed through debt.

Total airline expenses.  Total airline expenses (consisting of total operating and interest expenses) decreased $475.3 million, or 14.3%, during the year ended December 31, 2017, compared to the year ended December 31, 2016 primarily due to the special items of $465.6 million relating to the 50-seat aircraft for the year ended December 31, 2016, and the reduction in fleet size and related block hour production of 5.1% during the year ended December 31, 2017, compared to the year ended December 31, 2016.

Summary of provision for income taxes:

Provision for income taxes.    On December 22, 2017, the Tax Act was signed into law, which reduced the statutory federal income tax rate from 35% to 21% effective January 1, 2018. We recorded a $246.8 million benefit during 2017 related to the revaluation of our net federal, state and other deferred tax liabilities based on our reasonable estimate of the effects of the Tax Act. We also recorded a $5.4 million benefit in 2017 relating excess tax benefits resulting from vesting employee equity awards and stock options exercised during 2017.

Net Income (loss).  Primarily due to the factors described above, we generated net income of $428.9 million, or $8.08 per diluted share, for the year ended December 31, 2017, compared to a net loss of $(161.6) million, or $(3.14) per diluted share, for the year ended December 31, 2016.

Our Business Segments 2018 compared to 2017:

For the year ended December 31, 2018, we had three reportable segments which were the basis of our internal financial reporting. Our segment disclosure relates to components of our business for which separate financial information was available to, and regularly evaluated by our chief operating decision maker. For the years ended December 31, 2018 and 2017, our operating segments were SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The following table sets forth our segment data for the years ended December 31, 2018 and 2017 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2018	2017	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$2,346,251	$2,092,368	$253,883	12.1%
ExpressJet operating revenues	564,202	790,282	(226,080)	(28.6)%
SkyWest Leasing operating revenues	311,226	239,942	71,284	29.7%
Total Operating Revenues	$3,221,679	$3,122,592	$99,087	3.2%
Airline Expenses:
SkyWest Airlines airline expense	$2,039,581	$1,829,084	$210,497	11.5%
ExpressJet airline expense	579,948	822,810	(242,862)	(29.5)%
SkyWest Leasing segment expense	248,279	187,424	60,855	32.5%
Total Airline Expense(1)	$2,867,808	$2,839,318	$28,490	1.0%
Segment profit (loss):
SkyWest Airlines segment profit	$306,670	$263,284	$43,386	16.5%
ExpressJet segment loss	(15,746)	(32,528)	16,782	(51.6)%
SkyWest Leasing segment profit	62,947	52,518	10,429	19.9%
Total Segment Profit (loss)	$353,871	$283,274	$70,597	24.9%
Interest Income	8,823	4,509	4,314	95.7%
Other Income (Expense), net	3,620	400	3,220	805.0%
Consolidated Income (loss) Before Taxes	$366,314	$288,183	$78,131	27.1%

(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit.  SkyWest Airlines segment profit increased $43.4 million, or 16.5%, during the year ended December 31, 2018, compared to the year ended December 31, 2017. SkyWest Airlines 2018 segment profit was partially impacted by additional profitability from adding 39 E175 aircraft during 2018.

SkyWest Airlines block hour production increased to 1,380,420, or 11.5%, for 2018 from 1,237,547 for 2017, primarily due to the additional block hour production from the new E175 aircraft added subsequent to December 31, 2017. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $253.9 million, or 12.1%, increase to SkyWest Airlines operating revenue during 2018, compared to 2017, was primarily due to 39 E175 aircraft placed into service in 2018 and additional aircraft operating under prorate agreements since 2017.

The $210.5 million, or 11.5%, increase in the SkyWest Airlines airline expense during 2018, compared to 2017, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $111.4 million, or 14.7%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed since 2017.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $30.5 million, or 8.0%, primarily attributable to the additional aircraft engines being placed under Power-by-the-Hour engine maintenance contracts and direct maintenance costs related to the increased volume of block hours, partially offset by a decrease in non-engine scheduled maintenance events and a decrease in the replacement of aircraft parts.

•

SkyWest Airlines fuel expense increased $33.4 million, or 39.7%.  The increase in fuel cost was primarily due to an increase in the volume of gallons purchased, and an increase in the average fuel cost per gallon in 2017 of $2.60, compared to 2017 of $2.06.

•

SkyWest Airlines other operating expense increased $46.5 million, or 27.5%. The increase in other operating expense was primarily related to an increase in pilot recruitment costs, crew training costs including the cost of hotel rooms and crew per diems, and property tax on additional aircraft added since December 31, 2017.

ExpressJet Segment Loss.  ExpressJet segment loss decreased $16.8 million, or 51.6%, during the year ended December 31, 2018, compared to the year ended December 31, 2017.

ExpressJet’s block hour production decreased to 376,627, or 37.5%, for the year ended December 31, 2018 from 602,232 for the year ended December 31, 2017, primarily due to the reduction in CRJ700, CRJ900 and ERJ145 aircraft from ExpressJet’s operations as aircraft were removed from service under its fixed-fee agreements with Delta and American.  Significant items contributing to the ExpressJet segment loss are set forth below:

The $226.1 million, or 28.6%, decrease in ExpressJet Operating Revenues during 2018, compared to 2017, was primarily due to a 37.5% reduction in block hour production due to a reduced fleet size since 2017.

The $242.9 million, or 29.5%, decrease in ExpressJet Airline Expense during 2018, compared to 2017, was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $100.3 million, or 23.7%.  The decrease was primarily due to a decrease in scheduled production subsequent to 2017 that resulted from the decreased number of ERJ145, CRJ700 and CRJ900 aircraft in operation.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $56.6 million, or 28.4%. The decrease was primarily due to the reduced fleet size and related production subsequent to 2017.
•	ExpressJet’s aircraft rental expenses decreased $26.7 million, or 77.6%, primarily due to the termination of aircraft leases on CRJ700 and CRJ900 aircraft since 2017.
•	ExpressJet’s depreciation expense decreased $14.7 million, or 28.3%, primarily due to a reduction in owned 50-seat aircraft and related long-lived assets since December 31, 2017.
•	ExpressJet’s other airline expenses decreased $24.4 million, or 29.9%, primarily due to a decrease in scheduled production subsequent to 2017.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $10.4 million during the year ended December 31, 2018, compared to the year ended December 31, 2017, primarily due to the additional E175 aircraft revenue attributed to the ownership costs of the E175 aircraft earned under the applicable fixed-fee contract and profitability offset by the E175 aircraft depreciation and interest expense.

Our Business Segments 2017 compared to 2016:

For the year ended December 31, 2017, we had three reportable segments which were the basis of our internal financial reporting. Our segment disclosure relates to components of our business for which separate financial information was available to, and regularly evaluated by our chief operating decision maker. For the years ended

December 31, 2017 and 2016, our operating segments were SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense is allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The following table sets forth our segment data for the years ended December 31, 2017 and 2016 (in thousands):

	2017	2016	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$2,092,368	$1,878,725	$213,643	11.4%
ExpressJet operating revenues	790,282	1,043,977	(253,695)	(24.3)%
SkyWest Leasing operating revenues	239,942	141,000	98,942	70.2%
Total Operating Revenues	$3,122,592	$3,063,702	$58,890	1.9%
Airline Expenses:
SkyWest airlines expense	$1,829,084	$1,855,731	$(26,647)	(1.4)%
ExpressJet airlines expense	822,810	1,345,491	(522,681)	(38.8)%
SkyWest Leasing airline expense	187,424	113,341	74,083	65.4%
Total Airline Expense(1)	2,839,318	$3,314,563	$(475,245)	(14.3)%
Segment profit (loss):
SkyWest Airlines segment profit	$263,284	$22,994	$240,290	1,045.0%
ExpressJet segment loss	(32,528)	(301,514)	268,986	(89.2)%
SkyWest Leasing profit (Loss)	52,518	27,659	24,859	89.9%
Total Segment Profit	$283,274	$(250,861)	$534,135	(212.9)%
Interest Income	4,509	2,413	2,096	86.9%
Other	400	(94)	494	(525.5)%
Consolidated Income Before Taxes	$288,183	$(248,542)	$536,725	(215.9)%

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

The $213.6 million, or 11.4%, increase to SkyWest Airlines operating revenue during 2017, compared to 2016, was primarily due to 21 E175 aircraft placed into service in 2017 and 19 E175 aircraft added during the fourth quarter of 2016, which only had a partial year impact in 2016 results.

The $26.6 million, or 1.4%, decrease in the SkyWest Airlines airline expense during 2017, compared to 2016, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $80.6 million, or 11.9%, primarily due to the additional block hour production along with higher crew compensation costs resulting from labor agreements executed since 2016.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $67.8 million, or 21.7%, primarily attributable to the additional aircraft engines being placed under Power-by-the-Hour engine maintenance contracts, and an increase in the number of engine events and direct maintenance costs related to the increased volume of block hours.

•	SkyWest Airlines aircraft rentals expense decreased $19.2 million, or 9.6%, primarily due to an expiration of 15 aircraft leases subsequent to 2016.
•

SkyWest Airlines fuel expense increased $15.1 million, or 21.9%.  The increase in fuel cost was primarily due to an increase in the average fuel cost per gallon in 2017 of $2.06, compared to 2016 of $1.72.

•	SkyWest Airlines other operating expense increased $21.4 million, or 14.5%. The increase in other operating expense was primarily related to the increased volume of block hours.
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

The $253.7 million decrease in ExpressJet Operating Revenues during 2017, compared to 2016, was primarily due to a 24.3% reduction in block hour production due to a reduced fleet size since 2016.

The $522.7 million decrease in ExpressJet Airline Expense during 2017, compared to 2016, was primarily due to the following factors:

•

ExpressJet’s salaries, wages and benefits decreased $94.5 million, or 18.0%.  The decrease was primarily due to a decrease in scheduled production subsequent to 2016 that resulted from the decreased number of ERJ145, CRJ200 and CRJ900 aircraft in operation.

•	ExpressJet’s aircraft maintenance, materials and repairs expense decreased $52.8 million, or 21.0%. The decrease was primarily due to the reduced fleet size and related production subsequent to 2016.
•	ExpressJet’s aircraft rental expenses decreased $27.6 million, or 44.5%, primarily due to the termination of aircraft leases on CRJ200 and CRJ900 aircraft since 2016.
•	ExpressJet’s depreciation expense decreased $32.0 million, or 38.1%, primarily due to a reduction in owned 50-seat aircraft and related long-lived assets since December 31, 2016.
•	ExpressJet’s other airline expenses decreased $26.2 million, or 24.3%, primarily due to a decrease in scheduled production subsequent to 2016.
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

Liquidity and Capital Resources

Sources and Uses of Cash—2018 Compared to 2017

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2018 and 2017, and our total cash and marketable securities position as of December 31, 2018 and December 31, 2017 (in thousands).

	For the year ended December 31,
	2018	2017	$ Change	% Change
Net cash provided by operating activities	$802,534	$684,124	$118,410	17.3%
Net cash used in investing activities	(983,404)	(751,337)	(232,067)	30.9%
Net cash provided by financing activities	327,462	102,239	225,223	220.3%

	December 31,	December 31,
	2018	2017	$ Change	% Change
Cash and cash equivalents	$328,384	$181,792	$146,592	80.6%
Marketable securities	360,945	503,503	(142,558)	(28.3)%
Total	$689,329	$685,295	$4,034	0.6%

Cash Flows from Operating Activities.  Net cash provided by operating activities increased $118.4 million, or 17.3%, during 2018, compared to 2017, primarily due to an increase in pre-tax income from 2018 to 2017 of $78.1 million and changes in our working capital accounts.

Cash Flows from Investing Activities.    Net cash used in investing activities increased $232.1 million, or 30.9%, during 2018, compared to 2017, primarily due to the acquisition of 39 E175 aircraft and the related spare aircraft assets during 2017, compared to 21 E175 aircraft and the related spare aircraft assets purchased during 2017,  significantly offset by net liquidation of marketable securities, which provided an additional $236.2 million during 2018 compared to 2017. Additionally, during 2017 we received proceeds from the sale of 15 CRJ200 aircraft, eleven EMB120 aircraft, one CRJ700 aircraft and related spare aircraft assets for $52.0 million.

Cash Flows from Financing Activities.    Net cash provided by financing activities increased $225.2 million, or 220.3%, during 2018, compared to 2017, primarily related to proceeds from the issuance of long-term debt associated with 39 E175 aircraft acquired during 2018, compared to proceeds from the issuance of debt associated with 21 E175 aircraft acquired during 2017. This increase in cash provided by financing activities was partially offset by an additional $34.4 million and $8.5 million used during 2018 compared to 2017, for the repurchase of common stock and cash paid for income tax withholdings on vested employee equity awards, respectively.

We do not anticipate that our sale of ExpressJet in January 2019 will have a significant adverse effect on our liquidity or capital resources.

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

Cash Flows from Financing Activities.    Net cash provided by financing activities decreased $511.9 million, or 83.4%, during 2017, compared to 2016, primarily related to proceeds from the issuance of long-term debt associated with 21 E175 aircraft acquired during 2017, compared to proceeds from the issuance of debt associated with 41 E175 aircraft acquired during 2016. This decrease in cash provided by financing activities was partially offset by $20.0 million and $5.1 million used in 2017 for the repurchase of common stock and cash paid for income tax withholdings on vested employee equity awards, respectively.

Liquidity and Capital Resources as of December 31, 2018 and 2017

We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At December 31, 2018, our total capital mix was 41.1% equity and 58.9% long‑term debt, compared to 42.5% equity and 57.5% long‑term debt at December 31, 2017.

At December 31, 2018, we had $9.7 million in letters of credit issued under our line of credit facility, which reduced the amount available under the facility to $65.3 million. The facility expires on September 1, 2021 and has a variable interest rate of LIBOR plus 2.5% at December 31, 2018.

As of December 31, 2018 and 2017, we had $78.7 million and $87.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of December 31, 2018 and 2017, we had no restricted cash.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2019	2020	2021	2022	2023	Thereafter
Operating lease payments for aircraft and facility obligations	$477,946	$87,256	$101,741	$90,787	$72,593	$65,749	$59,820
Firm aircraft and spare engine commitments	364,023	122,498	127,585	113,940	—	—	—
Interest commitments(A)	660,342	129,164	113,675	98,512	84,204	68,399	166,388
Principal maturities on long-term debt	3,185,438	354,072	351,738	347,835	353,935	359,677	1,418,181
Total commitments and obligations	$4,687,749	$692,990	$694,739	$651,074	$510,732	$493,825	$1,644,389

(A)	At December 31, 2018, we had variable rate notes representing less than 0.2% of our total long‑term debt. Actual interest commitments will change based on the actual variable interest.

Purchase Commitments and Options

As of December 31, 2018, we had a firm purchase commitment for 12 E175 aircraft from Embraer, S.A. with scheduled delivery dates through the end of 2021.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 12 E175 aircraft with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long‑term lease obligations, primarily relating to our aircraft fleet. At December 31, 2018, we had 260 aircraft under lease with remaining terms ranging from less than one to nine years. Future minimum lease payments due under all long‑term operating leases were approximately $477.9 million at December 31, 2018. Assuming a 5.45% discount rate, which is the average rate used to approximate the implicit rates within the applicable aircraft leases, the present value of these lease obligations would have been equal to approximately $399.2 million at December 31, 2018.

Long‑term Debt Obligations

As of December 31, 2018, we had $3.2 billion of long‑term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long‑term debt obligations was approximately 4.2% at December 31, 2018.

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

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the Delta Connection Agreement and the United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other obligations under aircraft financing and leasing agreements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, United, Delta, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2018, 2017 and 2016, approximately 16%, 14% and 15% of our total flying agreements revenue was derived from prorate arrangements. For the years ended December 31, 2018, 2017 and 2016, the average price per gallon of aircraft fuel was $2.60, $2.06 and $1.72, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $29.4 million, $21.3 million and $17.6 million in fuel expense for the years ended December 31, 2018, 2017 and 2016, respectively.

Interest Rates

Our earnings are affected by changes in interest rates due to the amount of variable rate long-term debt held. The interest rates applicable to variable rate notes may rise and increase our interest expense. At December 31, 2018, 2017 and 2016, we had variable rate notes representing 0.2%, 2.5% and 5.1% of our total long‑term debt, respectively. Changes in interest rates are not expected to have a material adverse effect on our earnings. Additionally, we anticipate we would recover significant increases in interest expense from our major airline partners under our fixed-fee flying agreements.  For illustrative purposes only, we have estimated the impact of market risk using a hypothetical increase in interest rates of one percentage point for variable rate long-term debt. Based on this hypothetical assumption, we estimate the annual interest expense would not have exceeded $2.0 million for any of the years ended December 31, 2018, 2017 and 2016.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

Salt Lake City, Utah

February 21, 2019

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2018	2017
CURRENT ASSETS:
Cash and cash equivalents	$328,384	$181,792
Marketable securities	360,945	503,503
Income tax receivable	25,936	5,316
Receivables, net	64,194	42,731
Inventories, net	127,690	119,755
Prepaid aircraft rents	87,031	115,098
Other current assets	26,614	26,938
Total current assets	1,020,794	995,133

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	6,433,916	5,335,870
Deposits on aircraft	42,012	49,000
Buildings and ground equipment	291,544	265,608
	6,767,472	5,650,478
Less-accumulated depreciation and amortization	(1,761,728)	(1,467,475)
Total property and equipment, net	5,005,744	4,183,003

OTHER ASSETS
Long-term prepaid assets	181,830	230,923
Other long-term assets	104,844	65,341
Total other assets	286,674	296,264
Total assets	$6,313,212	$5,474,400

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2018	2017
CURRENT LIABILITIES:
Current maturities of long-term debt	$350,206	$309,678
Accounts payable	331,982	288,904
Accrued salaries, wages and benefits	161,606	154,367
Taxes other than income taxes	16,024	19,228
Other current liabilities	65,008	48,648
Total current liabilities	924,826	820,825

OTHER LONG-TERM LIABILITIES	66,870	58,662

LONG-TERM DEBT, net of current maturities	2,809,768	2,377,346

DEFERRED INCOME TAXES PAYABLE	518,159	419,020

DEFERRED AIRCRAFT CREDITS	29,308	44,225

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,239,289 and 80,398,104 shares issued, respectively	690,910	672,593
Retained earnings	1,776,585	1,516,957
Treasury stock, at cost, 29,850,999 and 28,643,535 shares, respectively	(503,182)	(435,178)
Accumulated other comprehensive loss	(32)	(50)
Total stockholders’ equity	1,964,281	1,754,322
Total liabilities and stockholders’ equity	$6,313,212	$5,474,400

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2017 (a)	2016 (a)
OPERATING REVENUES:
Flying agreements	$3,169,520	$3,078,297	$3,010,738
Airport customer service and other	52,159	44,295	52,964
Total operating revenues	3,221,679	3,122,592	3,063,702
OPERATING EXPENSES:
Salaries, wages and benefits	1,201,518	1,192,067	1,205,459
Aircraft maintenance, materials and repairs	556,259	579,463	569,306
Depreciation and amortization	334,589	292,768	284,969
Aircraft rentals	154,945	215,807	262,602
Aircraft fuel	117,657	85,136	70,701
Airport-related expenses	109,605	118,374	122,141
Special items	—	—	465,649
Other operating expenses	272,826	250,778	255,559
Total operating expenses	2,747,399	2,734,393	3,236,386
OPERATING INCOME (LOSS)	474,280	388,199	(172,684)
OTHER INCOME (EXPENSE):
Interest income	8,823	4,509	2,143
Interest expense	(120,409)	(104,925)	(78,177)
Other, net	3,620	400	(94)
Total other expense, net	(107,966)	(100,016)	(76,128)
INCOME (LOSS) BEFORE INCOME TAXES	366,314	288,183	(248,812)
PROVISION (BENEFIT) FOR INCOME TAXES	85,942	(140,724)	(87,226)
NET INCOME (LOSS)	$280,372	$428,907	$(161,586)

BASIC EARNINGS (LOSS) PER SHARE	$5.40	$8.28	$(3.14)
DILUTED EARNINGS (LOSS) PER SHARE	$5.30	$8.08	$(3.14)
Weighted average common shares:
Basic	51,914	51,804	51,505
Diluted	52,871	53,100	51,505

COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$280,372	$428,907	$(161,586)
Net unrealized appreciation on marketable securities, net of taxes	18	21	189
TOTAL COMPREHENSIVE INCOME (LOSS)	$280,390	$428,928	$(161,397)

(a)

Amounts adjusted due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2015	79,020	$641,643	$1,275,142	(28,015)	$(410,090)	$(260)	$1,506,435
Net loss	—	—	(161,586)	—	—	—	(161,586)
Net unrealized appreciation on marketable securities, net of tax of $98	—	—	—	—	—	189	189
Exercise of common stock options and vested restricted stock units	609	4,979	—	—	—	—	4,979
Sale of common stock under employee stock purchase plan	152	3,163	—	—	—	—	3,163
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	7,568	—	—	—	—	7,568
Cash dividends declared ($0.19 per share)	—	—	(9,805)	—	—	—	(9,805)
Balance at December 31, 2016	79,781	657,353	1,103,751	(28,015)	(410,090)	(71)	1,350,943
Net income	—	—	428,907	—	—	—	428,907
Net unrealized appreciation on marketable securities, net of tax of $7	—	—	—	—	—	21	21
Exercise of common stock options and vested restricted stock units	529	1,658	—	—	—	—	1,658
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(145)	(5,080)	—	(5,080)
Sale of common stock under employee stock purchase plan	88	3,002	—	—	—	—	3,002
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	10,580	—	—	—	—	10,580
Impact of adoption of Accounting Standards Update (ASU) 2016-09 (See Note 1)	—	—	867	—	—	—	867
Treasury stock purchases	—	—	—	(484)	(20,008)	—	(20,008)
Cash dividends declared ($0.32 per share)	—	—	(16,568)	—	—	—	(16,568)
Balance at December 31, 2017	80,398	672,593	1,516,957	(28,644)	(435,178)	(50)	1,754,322
Net income	—	—	280,372	—	—	—	280,372
Net unrealized appreciation on marketable securities, net of tax of $6	—	—	—	—	—	18	18
Exercise of common stock options and vested restricted stock units	780	2,174	—	—	—	—	2,174
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(239)	(13,556)	—	(13,556)
Sale of common stock under employee stock purchase plan	61	3,038	—	—	—	—	3,038
Stock based compensation expense related to the issuance of stock options and restricted stock units	—	13,105	—	—	—	—	13,105
Treasury stock purchases	—	—	—	(968)	(54,448)	—	(54,448)
Cash dividends declared ($0.40 per share)	—	—	(20,744)	—	—	—	(20,744)
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$280,372	$428,907	$(161,586)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	334,589	292,768	284,969
Stock based compensation expense	13,105	10,580	7,568
Gain from early extinguishment of debt	—	—	(1,279)
Special items	—	—	465,649
Net increase (decrease) in deferred income taxes	99,139	(145,517)	(83,441)
Changes in operating assets and liabilities:
Decrease (increase) in restricted cash	—	8,243	(27)
Decrease (increase) in receivables	(21,464)	4,201	15,260
Decrease (increase) in income tax receivable	(20,620)	1,673	(4,118)
Increase in inventories	(7,935)	(1,246)	(1,986)
Decrease in other current assets	77,484	26,017	37,569
Decrease in deferred aircraft credits	(14,243)	(8,520)	(8,108)
Increase (decrease) in accounts payable and accrued aircraft rents	56,076	46,934	(47,563)
Increase in other current liabilities	6,031	20,084	3,758
NET CASH PROVIDED BY OPERATING ACTIVITIES	802,534	684,124	506,665

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(2,308,768)	(1,533,867)	(2,511,388)
Sales of marketable securities	2,451,344	1,440,283	2,388,168
Proceeds from the sale of aircraft, property and equipment	—	51,994	3,008
Proceeds from settlement of residual value guarantee aircraft agreements	—	—	90,000
Acquisition of property and equipment:
Aircraft and rotable spare parts	(1,062,380)	(661,176)	(1,138,963)
Deposits on aircraft	(41,937)	(46,733)	(650)
Buildings and ground equipment	(34,397)	(27,467)	(14,350)
Return of deposits applied towards acquired aircraft	49,550	36,533	—
Decrease (increase) in other assets	(36,816)	(10,904)	7,097
NET CASH USED IN INVESTING ACTIVITIES	(983,404)	(751,337)	(1,177,078)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	784,665	471,677	926,069
Principal payments on long-term debt	(370,775)	(330,258)	(302,158)
Proceeds from issuance of common stock	5,212	4,660	8,142
Purchase of treasury stock	(54,448)	(20,008)	—
Employee income tax paid on vested equity awards	(13,556)	(5,080)	—
Decrease (increase) in debt issuance cost	(3,892)	(3,737)	(8,653)
Payment of cash dividends	(19,744)	(15,015)	(9,256)
NET CASH PROVIDED BY FINANCING ACTIVITIES	327,462	102,239	614,144

Increase (decrease) in cash and cash equivalents	146,592	35,026	(56,269)
Cash and cash equivalents at beginning of period	181,792	146,766	203,035
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$328,384	$181,792	$146,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$367	$755	$5,688
Debt assumed on aircraft acquired off lease	$59,132	—	—
Cash paid during the period for:
Interest, net of capitalized amounts	$118,268	$105,639	$76,589
Income taxes	$2,661	$5,010	$1,212

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiaries, SkyWest Airlines, Inc. (“SkyWest Airlines”) and ExpressJet Airlines, Inc. (“ExpressJet”), operates the largest regional airlines in the United States. As of December 31, 2018, SkyWest Airlines and ExpressJet offered scheduled passenger service under code-share agreements with United, Delta, American and Alaska with approximately 2,770 total daily departures to different destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. Subsequent to December 31, 2018, the Company sold ExpressJet to a third party.  See Note 12,  Subsequent Events, for additional information regarding the sale of ExpressJet. As of December 31, 2018, the Company had 596 aircraft in scheduled service out of a combined fleet of 628 aircraft consisting of the following (which included 100 Embraer ERJ145 regional jet (“ERJ145s”) aircraft, 16 Bombardier CRJ200 regional jet (“CRJ200s”) aircraft and 10 Bombardier CRJ700 regional jet (“CRJ700”) aircraft operated by ExpressJet):

	CRJ200	CRJ700	CRJ900	ERJ145	E175	Total
United	106	19	—	100	65	290
Delta	87	22	41	—	49	199
American	7	68	—	—	—	75
Alaska	—	—	—	—	32	32
Aircraft in scheduled service	200	109	41	100	146	596
Subleased to an un-affiliated entity	4	—	—	—	—	4
Other*	4	19	—	5	—	28
Total Fleet	208	128	41	105	146	628

* As of December 31, 2018, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with the Company’s major airline partners.

For the year ended December 31, 2018, approximately 48.6% of the Company’s aircraft in scheduled service operated for United, approximately 33.4% was operated for Delta, approximately 12.6% was operated for American and approximately 5.4% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2018, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

As of December 31, 2018, ExpressJet operated as a United Express carrier primarily in Chicago (O’Hare), Cleveland, Newark and Houston and an American carrier primarily in Dallas.

The Company’s subsidiaries operate the following aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”): CRJ200s, CRJ700s, Bombardier CRJ900 regional jets (“CRJ900s”),  “ERJ145s and Embraer E175 dual-class regional jet aircraft (which are typically configured with 70 or 76 seats) (“E175s”).

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines, ExpressJet and SkyWest Leasing segments, with all inter‑company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2018, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission. The Company reclassified certain prior period amounts to conform to the current period presentation (see Recent Accounting Pronouncements).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2018 and 2017.

Marketable Securities

The Company’s investments are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. The Company’s position in marketable securities as of December 31, 2018 and 2017 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2018	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$328,384	$—	$—	$328,384
Marketable securities:
Bond and bond funds	$229,825	$—	$(42)	$229,783
Commercial Paper	131,163	—	(1)	131,162
Total marketable securities	$360,988	$—	$(43)	$360,945
Total assets measured at fair value	$689,372	$—	$(43)	$689,329

		Gross unrealized	Gross unrealized
At December 31, 2017	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$181,792	$—	$—	$181,792
Marketable securities:
Bond and bond funds	$344,479	$—	$(228)	$344,251
Commercial Paper	159,252	—	—	159,252
Total marketable securities	$503,731	$—	$(228)	$503,503
Total assets measured at fair value	$685,523	$—	$(228)	$685,295

As of December 31, 2018 and 2017, the Company had classified $360.9 million and $503.5 million of marketable securities, respectively, as short‑term since it had the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2018 and 2017 was $22.1 million and $17.1 million, respectively. These allowances are based on management estimates.

Property and Equipment

Property and equipment are stated at cost and depreciated over their useful lives to their estimated residual values using the straight‑line method as follows:

Assets	Depreciable Life	Current Residual Value
Aircraft, rotable spares, and spare engines	up to 22 years	up to 20%
Ground equipment	up to 10 years	0%
Office equipment	up to 7 years	0%
Leasehold improvements	Shorter of 15 years or lease term	0%
Buildings	20 - 39.5 years	0%

Impairment of Long-Lived Assets

As of December 31, 2018, the Company had approximately $5.0 billion of property and equipment and related assets. In accounting for these long‑lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long‑lived assets, a significant change in the condition of the long‑lived assets and operating cash flow losses associated with the use of the long‑lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long‑lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

The Company did not recognize any impairment charges of long-lived assets during the years ended December 31, 2018 and 2017.

During the year ended December 31, 2016, the Company impaired certain long-lived assets relating to the CRJ200 aircraft and ERJ145 aircraft type specific assets. See Note 7, Special Items.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2018, 2017 and 2016, the Company capitalized interest costs of approximately $1.5 million, $1.4 million, and $1.5 million, respectively.

Maintenance

The Company operates under a U.S. Federal Aviation Administration approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for most of its CRJ200 aircraft, CRJ700 aircraft, ERJ145 aircraft and E175 aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown on a monthly basis and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred.

Flying Agreements and Airport Customer Service and Other Revenues

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”).  Under Topic 606, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration received for that specific good or service.  The Company adopted this standard as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented.  Under the new standard, the Company concluded that the individual flights are distinct services and the flight services promised in a capacity purchase agreement represent a series of services that should be accounted for as a single performance obligation, recognized over time as the flights are completed. Performance obligations are deemed met upon the completion of each individual flight.  The major airline partners make provisional cash payments to the Company during each month of service based on monthly flight schedules and the provisional cash payments are reconciled based on actual completed flights after each month’s flight activity is completed.  The compensation associated with the use of the aircraft under the Company’s fixed-fee agreements is considered lease revenue as the agreements identify the “right of use” of a specific type and number of aircraft over the agreement term and was not impacted by the adoption of ASC 606.  The adoption of Topic 606 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018.  The adoption of Topic 606 only affected the Company’s consolidated balance sheets and statements of comprehensive income classification, with no impact on the Company’s operating income (loss), net income (loss), earnings (loss) per share or cash flows, however the principal versus agent considerations under Topic 606 resulted in the Company recording directly reimbursed fuel expense under its fixed-fee contracts as a reduction to the applicable operating expense (net) rather than revenue (gross).  This classification change resulted in a reduction to total revenue and a reduction to operating expenses by the same amount, resulting in no change to operating income.  Additionally, under the nonrefundable up-front fees and contract costs considerations of Topic 606, reimbursements from the Company’s major airline partners for up-front contract costs will be deferred and amortized over the contract term.  The related up-front costs to obtain the contract will also be capitalized and amortized over the contract term.  As the amount of the up-front reimbursement is determined from the Company’s actual costs to fulfill the contract, this change did not impact the Company’s operating income (loss) as the amount of deferred revenue and the amount of capitalized costs will be recognized over the same period.  This change also resulted in a deferred revenue liability and a capitalized contract cost on the balance sheet of the same amount.

The Company recognizes flying agreements and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements, “fixed-fee contracts” or “capacity purchase agreements”) with Delta, United, American and Alaska (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, revenue is earned when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term.

A portion of the Company’s compensation under its fixed-fee agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement, but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s fixed-fee agreements is reflected as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The amount of compensation deemed to be lease revenue is determined from the agreed upon rates for the use of aircraft included each fixed-fee agreement. The lease revenue associated with the Company’s fixed-fee agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income.

 For the year ended December 31, 2018, fixed-fee arrangements represented approximately 84.3% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Revenue is recognized under the Company’s prorate flying agreements when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term.  For the year ended December 31, 2018, prorate flying arrangements represented approximately 15.7% of the Company’s flying agreements revenue.

In the event that the contractual rates under the agreements have not been finalized at quarterly or annual financial statement dates, the Company records revenues based on the lower of prior period’s approved rates, as adjusted to reflect any contract negotiations and the Company’s estimate of rates that will be implemented in accordance with revenue recognition guidelines.  In the event the Company has a reimbursement dispute with a major airline partner, the Company evaluates the dispute under Topic 606 and, provided the revenue recognition criteria have been met, the Company recognizes revenue based on management’s estimate of the resolution of the dispute subject to the variable constraint guidance under Topic 606.

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

The following table represents the Company’s flying agreements revenue by type for the year ended December 31, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2018	2017	2016
Capacity purchase agreements revenue: flight operations	$1,856,253	$1,805,510	$1,792,868
Capacity purchase agreements revenue: aircraft lease	814,518	834,366	763,406
Prorate agreements revenue	498,749	438,421	454,464
Flying agreements revenue	$3,169,520	$3,078,297	$3,010,738

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

Delta Connection Agreements

Agreement	Aircraft type		Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175		58 22 41 49	•Individual aircraft have scheduled removal dates from 2019 to 2029 •The average remaining term of the aircraft under contract is 4.1 years
Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200		29	•Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	65 19 65	•Individual aircraft have scheduled removal dates under the agreement between 2019 and 2029 •The average remaining term of the aircraft under contract is 7.0 years
United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	25	•Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	• CRJ 700	58	• Individual aircraft have scheduled removal dates from 2019 to 2023
American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	7	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	•E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

The following summarizes the code-share agreement activity the Company had with each major airline partner through ExpressJet Airlines:

As of December 31, 2018, ExpressJet operated 100 ERJ145 aircraft and 16 CRJ200 aircraft under fixed-fee agreements with United, and 10 CRJ700 aircraft under a fixed-fee agreement with American. ExpressJet’s fixed-fee agreements with United and American were terminated in connection with our sale of ExpressJet in January 2019.  ExpressJet also completed the wind down of its flying agreement with Delta by the end of 2018. The Company sold ExpressJet subsequent to December 31, 2018, however the Company retained ownership of the 16 CRJ200 aircraft and the 10 CRJ700 aircraft operated by ExpressJet as of December 31, 2018.  The Company agreed to lease the 16 CRJ200 aircraft to ExpressJet for up to a five-year period.  The Company is pursuing alternative uses of the 10 CRJ700 aircraft including, but not limited to, using the aircraft under fixed-fee agreements under a short-term basis or leasing the aircraft or aircraft engines to third parties.  See Note 12, Subsequent Events, for additional information regarding the sale of ExpressJet.

In addition to the contractual arrangements described above, SkyWest Airlines has entered into fixed-fee agreements with Alaska and Delta to place additional E175 aircraft into service for those major airline partners.  As of December 31, 2018, the Company anticipated placing an additional three E175 aircraft with Alaska and nine E175 aircraft with Delta. The delivery dates for the new E175 aircraft are currently scheduled to take place by the end 2021. Final delivery dates may adjust based on various factors.

SkyWest Airlines also entered into an agreement with Delta in the second quarter of 2018 to operate 20 CRJ900 aircraft under a fixed-fee agreement. As of December 31, 2018, SkyWest Airlines took delivery of five of these CRJ900 aircraft and placed the aircraft into service with Delta. The delivery dates for the remaining 15 aircraft are expected to continue through the end of 2020. These aircraft will replace 20 CRJ700 aircraft scheduled to expire under SkyWest’s flying contracts with Delta.

When an aircraft is scheduled to be removed from a fixed-fee arrangement, the Company may, as practical under the circumstances, negotiate an extension with the respective major airline partner, negotiate the placement of the aircraft with another major airline partner, return the aircraft to the lessor if the aircraft is leased and the lease is expiring, place owned aircraft for sale, or pursue other uses for the aircraft. Other uses for the aircraft may include placing the aircraft in a prorate arrangement, leasing the aircraft to a third party or parting out the aircraft to use the engines and parts as spare inventory or to lease the engines to a third party.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services.  The transaction price for airport service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled (measured by departures) by the Company over the agreement term.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share (“Basic EPS”) excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti‑dilutive effect on net income (loss) per common share. During the year ended December 31, 2018, 207,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2018. During the year ended December 31, 2017, 284,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2017. During the year ended December 31, 2016, 2,077,000 shares reserved for the issuance upon the exercise of outstanding options, performance shares and restricted stock units were excluded from the computation of Diluted EPS due to the net loss in 2016. The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net Income (Loss)	$280,372	$428,907	$(161,586)
Denominator:
Basic earnings per share weighted average shares	51,914	51,804	51,505
Dilution due to stock options and restricted stock units	957	1,296	—
Diluted earnings per share weighted average shares	52,871	53,100	51,505
Basic earnings (loss) per share	$5.40	$8.28	$(3.14)
Diluted earnings (loss) per share	$5.30	$8.08	$(3.14)

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation on marketable securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short‑term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis as of December 31, 2018. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long‑term debt is estimated based on current rates offered to the Company for similar debt and was approximately $3,157.3 million as of December 31, 2018, as compared to the carrying amount of $3,185.4 million as of December 31, 2018. The Company’s fair value of long‑term debt as of December 31, 2017 was $2,698.4 million as compared to the carrying amount of $2,712.4 million as of December 31, 2017.

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

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In February 2016, the FASB issued Accounting Standards Update 2016‑02, “Leases (Topic 842)” (“Topic 842”). Topic 842 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. Topic 842 became effective beginning in the first quarter of 2019. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The Company anticipates electing this adoption method and expects to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

Lease payments will include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and probable amounts the lessee will owe under a residual value guarantee. Lease payments will not include variable lease payments other than those that depend on an index or rate, any guarantee by the lessee of the lessor’s debt, or any amount allocated to non-lease components.

Based on the Company’s initial assessment, the adoption of Topic 842 will significantly increase the Company’s assets and liabilities primarily to reflect its aircraft operating lease liability and related right-of-use asset. As of December 31, 2018, the Company had 260 leased aircraft under operating leases in its fleet. The Company also has operating leases related to terminal operations space and other real estate leases. The Company does not expect the adoption of the New Lease Standard to impact any of its existing debt covenants. Additionally, the Company does not expect the adoption to have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. The Company does not anticipate the adoption of Topic 842 will have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company adopted Topic 842 on January 1, 2019.

The Company expects to elect the several practical expedients available under the transition provisions of Topic 842, including (i) not reassessing whether expired or existing contracts contain leases, (ii) lease classification, and (iii) not revaluing initial direct costs for existing leases. Also, the Company plans to elect the practical expedient which will allow aggregation of non-lease components with the related lease components when evaluating accounting treatment. Lastly, the Company currently plans to apply the modified retrospective adoption method, utilizing the simplified transition option available in Topic 842, which allows entities to continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented in the year of adoption.

Upon adoption, the Company anticipates it will reflect a lease liability in the range of $450 to $500 million and a right-of-use asset of $600 to $650 million. Upon adoption, the right-of-use asset is expected to include prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s December 31, 2018 balance sheet. These estimates are subject to revision based upon the Company’s adoption of Topic 842 in 2019.

Recently Adopted Standards

The Company adopted Topic 606 as of January 1, 2018, utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented.  The adoption of Topic 606 did not have a material impact on recorded amounts when applied to the opening balance sheet as of January 1, 2018. The adoption of Topic 606 only affected the Company’s consolidated balance sheets and statements of comprehensive income classification, with no impact on the Company’s operating income (loss), net income (loss), earnings (loss) per share or cash flows, however the principal versus agent considerations under Topic 606 resulted in the Company recording directly reimbursed fuel expense under its fixed-fee contracts as a reduction to the applicable operating expense (net) rather than revenue (gross).  This classification change resulted in a reduction to total revenue and a reduction to operating expenses by the same amount, resulting in no change to operating income. Additionally, under the nonrefundable up-front fees and contract costs considerations of Topic 606, reimbursements from the Company’s major airline partners for up-front contract costs will be deferred and amortized over the contract term.  The related up-front costs to obtain the contract will also be capitalized and amortized over the contract term.  As the amount of the up-front reimbursement is determined from the Company’s actual costs to fulfill the contract, this change did not impact the Company’s operating income (loss) as the amount of deferred revenue and the amount of capitalized costs will be recognized over the same period.  This change also resulted in a deferred revenue liability and a capitalized contract cost on the balance sheet of the same amount.

Prior to the Company’s adoption of Topic 606, the Company segregated its revenue into two categories: “Passenger revenue” and “Ground handling and other revenue.”  “Passenger revenue” included revenue from fixed-fee contracts, prorate flying agreements and airport customer service agreements for flights operated by the Company.  “Ground handling and other revenue” included revenue from airport customer service agreements for flights operated by third parties and other revenue.  Under the disaggregated revenue disclosure considerations in Topic 606, the Company segregated its revenue into the following categories: “Flying agreements revenue” and “Airport customer service and other revenues.”  “Flying agreements revenue” includes revenue from fixed-fee contracts, prorate flying agreements and other revenue (primarily lease revenue for the use of the aircraft).  “Airport customer service and other revenues” includes revenue from airport customer services agreements.  This change reclassifies amounts previously reported as “Passenger revenue” and “Ground handling and other revenue”. Additionally, in connection with the Company’s adoption of Topic 606, the Company renamed the operating expense “Ground handling services” to “Airport-related expenses.”  Certain airport-related expenses, such as landing fees and airport facility rents, were previously reported as “Other operating expenses” and have been reclassified as “Airport-related expenses.”

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

Impact of Recently Adopted Standards

The Company recast certain prior period amounts to conform with the adoption of Topic 606, as shown in the tables below (in thousands):

	Year ended December 31, 2017
Income Statement:	Previously Reported	Adjustments	As Adjusted
OPERATING REVENUES:
Flying agreements (1)	$3,126,708	$(48,411)	$3,078,297
Airport customer service and other (2)	77,560	(33,265)	44,295
Total operating revenues	$3,204,268	$(81,676)	$3,122,592

OPERATING EXPENSES:
Salaries, wages and benefits	$1,196,227	$(4,160)	$1,192,067
Aircraft fuel	162,653	(77,517)	85,136
Airport-related expenses (3)	69,848	48,526	118,374
Other operating expenses	299,303	(48,525)	250,778
Total operating expenses	2,816,069	(81,676)	2,734,393

OPERATING INCOME	$388,199	$—	$388,199

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

	Year ended December 31, 2016
Income Statement:	Previously Reported	Adjustments	As Adjusted
OPERATING REVENUES:
Flying agreements (1)	$3,051,414	$(40,676)	$3,010,738
Airport customer service and other (2)	69,792	(16,828)	52,964
Total operating revenues	$3,121,206	$(57,504)	$3,063,702

OPERATING EXPENSES:
Salaries, wages and benefits	$1,211,380	$(5,921)	$1,205,459
Aircraft fuel	122,284	(51,583)	70,701
Airport-related expenses (3)	72,659	49,482	122,141
Other operating expenses	305,041	(49,482)	255,559
Total operating expenses	3,293,890	(57,504)	3,236,386

OPERATING INCOME	$(172,684)	$—	$(172,684)

1.	In previously reported periods, this line item was presented as passenger revenue.
2.	In previously reported periods, this line item was presented as ground handling and other.
3.	In previously reported periods, this line item was presented as ground handling services.

Balance Sheet:	Previously Reported December 31, 2017	Adjustments	Current Presentation December 31, 2017
ASSETS:
Other long-term assets	$49,220	$16,121	$65,341

LIABILITIES:
Other long-term liabilities	$42,541	$16,121	$58,662

The $16.1 million adjustment to other long-term assets and other long-term liabilities reflects the amount of capitalized up-front contract costs and the amount of deferred revenue for up-front reimbursements as of December 31, 2017. The $16.1 million capitalized contract costs and deferred revenue is expected to be amortized over the applicable remaining contract term. For the year ended December 31, 2018 and 2017, the Company recognized $2.0 million and $1.5 million, respectively, of revenue and operating expense associated with the amortization of the up-front contract reimbursements.

As of December 31, 2018, the Company had $64.2 million in accounts receivable of which $52.7 million related to flying agreements. As of December 31, 2017, the Company had $42.7 million in accounts receivable of which $33.9 million related to flying agreements.

(2) Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

The Company’s three reporting segments consisted of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. Corporate overhead expenses incurred by the Company were allocated to the operating expenses of SkyWest Airlines and ExpressJet.  The Company sold ExpressJet in January 2019.  The Company concluded the sale of ExpressJet did not meet the significant shift criteria for a discontinued operation under Discontinued Operations, Accounting Standards Codification 205-20, primarily as the Company continued to provide regional airline service through SkyWest Airlines in similar geographic regions, without a removal of a major airline partner, and with similar sized regional aircraft, upon the sale of ExpressJet.

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

The following represents the Company’s segment data for the years ended December 31, 2018, 2017 and 2016 (in thousands).

	Year Ended December 31, 2018
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,346,251	$564,202	$311,226	$3,221,679
Operating expense	2,022,560	577,608	147,231	2,747,399
Depreciation and amortization expense	155,511	37,290	141,788	334,589
Interest expense	17,021	2,340	101,048	120,409
Segment profit (loss) (1)	306,670	(15,746)	62,947	353,871
Total assets	2,531,707	279,303	3,502,202	6,313,212
Capital expenditures (including non-cash)	149,731	10,137	996,408	1,156,276

	Year Ended December 31, 2017
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,092,368	$790,282	$239,942	$3,122,592
Operating expense	1,807,540	818,683	108,170	2,734,393
Depreciation and amortization expense	134,563	51,982	106,223	292,768
Interest expense	21,544	4,127	79,254	104,925
Segment profit (loss) (1)	263,284	(32,528)	52,518	283,274
Identifiable intangible assets, other than goodwill	—	4,896	—	4,896
Total assets	2,245,051	599,122	2,630,227	5,474,400
Capital expenditures (including non-cash)	124,955	14,278	550,165	689,398

	Year Ended December 31, 2016
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$1,878,725	$1,043,977	$141,000	$3,063,702
Operating expense	1,829,520	1,338,718	68,148	3,236,386
Depreciation and amortization expense	139,159	83,935	61,875	284,969
Special items	184,295	281,354	—	465,649
Interest expense	26,211	6,773	45,193	78,177
Segment profit (loss) (1)	22,994	(301,514)	27,659	(250,861)
Identifiable intangible assets, other than goodwill	—	8,249	—	8,249
Total assets	2,250,276	582,890	2,174,800	5,007,966
Capital expenditures (including non-cash)	57,761	15,396	1,085,844	1,159,001

(1)	Segment profit is operating income less interest expense

(3) Long‑term Debt

Long‑term debt consisted of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with an interest rate of 4.00% through 2019, secured by aircraft	$6,429	$34,905
Notes payable to a financing company, due in semi-annual installments, variable interest based on LIBOR, or with an interest rate of 3.25% through 2021, secured by aircraft	36,324	97,612
Notes payable to banks, due in semi-annual installments plus interest at 6.10% to 6.51% through 2021, secured by aircraft	41,592	63,090
Notes payable to banks, due in monthly installments plus interest of 2.68% to 6.86% through 2025, secured by aircraft	371,300	372,157
Notes payable to banks, due in monthly installments, plus interest at 4.07% to 6.05% through 2029, secured by aircraft	105,069	49,001
Notes payable to banks, due in quarterly installments, plus interest at 3.39% to 5.08% through 2030, secured by aircraft	2,621,416	2,085,822
Notes payable to banks due in monthly installments, interest at 3.30% through 2019, secured by spare engines	3,308	9,763
Long-term debt	$3,185,438	$2,712,350
Current portion of long-term debt	(354,072)	(313,243)
Less long-term portion of unamortized debt issue cost, net	(21,598)	(21,761)
Long-term debt, net of current maturities and debt issue costs	$2,809,768	$2,377,346

Current portion of long-term debt	354,072	313,243
Less current portion of unamortized debt issue cost, net	(3,866)	(3,565)
Current portion of long-term debt, net of debt issue costs	$350,206	$309,678

During the year ended December 31, 2018, the Company acquired 39 new E175 aircraft. Approximately 85% of the aircraft purchase price was financed through the issuance of debt and 15% of the aircraft purchase price was paid with cash.

As of December 31, 2018 and 2017, the Company had $3.2 billion and $2.7 billion, respectively, of long‑term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2018 and 2017, was approximately 4.2% and 3.9%, respectively.

During the year ended December 31, 2018, the Company used $43.5 million in cash to extinguish $43.5 million in debt early. The payment did not result in a pre-tax gain or loss in the consolidated statements of comprehensive income (loss).  The Company did not extinguish any debt early during 2017.  During the year ended December 31, 2016, the Company used $16.5 million in cash to extinguish $18.4 million in debt early. The payment resulted in a pre-tax gain of $1.3 million, reflected as other income in the consolidated statements of comprehensive income (loss).

The aggregate amounts of principal maturities of long‑term debt as of December 31, 2018 were as follows (in thousands):

2019	$354,072
2020	351,738
2021	347,835
2022	353,935
2023	359,677
Thereafter	1,418,181
$3,185,438

As of December 31, 2018 and 2017, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2018 and 2017, SkyWest Airlines had no amount outstanding under the facility. However, at December 31, 2018 and 2017 the Company had $9.7 million and $14.8 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $65.3 million and $60.2 million, respectively. The facility expires on September 1, 2021 and has a variable interest rate of LIBOR plus 2.5% at December 31, 2018.

As of December 31, 2018 and 2017, the Company had $78.7 million and $87.4 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions in addition to the letters of credit outstanding under the line of credit.

(4) Income Taxes

The provision (benefit) for income taxes includes the following components (in thousands):

	Year ended December 31,
	2018	2017	2016
Current tax provision (benefit):
Federal	$(21,598)	$5,853	$(3,801)
State	1,465	180	111
Foreign	1,575	—	—
	(18,558)	6,033	(3,690)
Deferred tax provision (benefit):
Federal	92,250	(166,890)	(77,430)
State	12,250	20,133	(6,106)
	104,500	(146,757)	(83,536)
Provision (benefit) for income taxes	$85,942	$(140,724)	$(87,226)

The following is a reconciliation between a federal income tax rate of 21% for 2018 and 35% for 2017 and 2016 of income (loss) before income taxes and the effective tax rate which is derived by dividing the provision (benefit) for income taxes by the income (loss) before the provision for income (loss) taxes (in thousands):

	Year ended December 31,
	2018	2017	2016
Computed provision (benefit) for income taxes at the statutory rate	$76,926	$100,864	$(87,084)
Increase (decrease) in income taxes resulting from:
State income tax provision (benefit), net of federal income tax benefit	12,711	7,778	(5,768)
Non-deductible expenses	1,956	3,230	3,552
Valuation allowance changes affecting the provision for income taxes	(1,187)	505	751
Foreign income taxes, net of federal & state benefit	1,192	—	—
Excess tax benefits from share-based compensation	(4,548)	(5,377)	—
Revaluation of net deferred taxes for the Tax Act	—	(246,845)	—
Other, net	(1,108)	(879)	1,323
Provision (benefit) for income taxes	$85,942	$(140,724)	$(87,226)

For the year ended December 31, 2018, the Company released $1.2 million of valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses and Company capital loss carry forwards.  For the years ended December 31, 2017 and 2016, the Company recorded a $0.5 million and $0.8 million valuation allowance, respectively against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period.  The decrease in the valuation allowance for 2018 was primarily based on changes in the Company's income tax projections and capital gains generated which reduced the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

The Company recorded a $4.5 million and $5.4 million benefit from share-based compensation in 2018 and 2017, respectively, relating to ASU 2016-09 which, beginning in 2017, requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and when stock awards vest.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2018 and 2017 are as follows (in thousands):

	As of December 31,
	2018	2017
Deferred tax assets:
Accrued benefits	$32,462	$31,651
Net operating loss carryforward	344,375	122,648
AMT credit carryforward	15,744	23,443
Aircraft credits	35,924	53,870
Accrued reserves and other	18,710	26,647
Total deferred tax assets	447,215	258,259
Valuation allowance	(9,455)	(10,642)
Deferred tax liabilities:
Accelerated depreciation	(955,919)	(666,637)
Total deferred tax liabilities	(955,919)	(666,637)
Net deferred tax liability	$(518,159)	$(419,020)

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

The Company's valuation allowance is related to certain deferred tax assets with a limited carry forward period where the Company does not anticipate utilizing these deferred tax assets prior to the lapse of the carry forward period. The Company's AMT credit carryforward includes credits from prior acquisitions.

At December 31, 2018 and 2017, the Company had federal net operating losses of approximately $1,504.9 million and $491.4 million and state net operating losses of approximately $562.0 million and $302.5 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2018 was 21.0% and 3.36%, respectively.  The Company anticipated that the federal and state net operating losses will start to expire in 2030 and 2019, respectively.  The Company has recorded a valuation allowance for state net operating losses the Company anticipates will expire before the benefit will be realized due to the limited carry forward periods.  As of December 31, 2018 and 2017, the Company also had an alternative minimum tax credit of approximately $8.8 million and $23.4 million, respectively, which does not expire.  Under the new Tax Cuts and Jobs Act of 2017 (“Tax Act”), the Company anticipates it will realize the alternative minimum tax credit either by offsetting regular tax due or as a refundable credit over the next three years.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2018 is as follows (in thousands):

Unrecognized tax benefits at the beginning of year	$2,223
Gross increases - current year tax positions	13,899
Gross increases - prior year tax positions	-
Gross decreases - prior year tax positions	(1,569)
Unrecognized tax benefits at end of year	$14,553
Interest and penalties in year-end balance	-

The Company has not accrued any interest or penalties related to uncertain tax positions as of December 31, 2018, as the Company's tax attributes would offset the estimated interest and penalties.

(5) Commitments and Contingencies

Lease Obligations

The Company leases 260 aircraft, as well as airport facilities, office space, and various other property and equipment under non‑cancelable operating leases which are generally on a long‑term net rent basis where the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The following table summarizes future minimum rental payments required under operating leases that have non‑cancelable lease terms as of December 31, 2018 (in thousands):

2019	$87,256
2020	101,741
2021	90,787
2022	72,593
2023	65,749
Thereafter	59,820
$477,946

The majority of the Company’s leased aircraft are owned and leased through trusts whose sole purpose is to purchase, finance and lease these aircraft to the Company (“Leveraged Lease Agreements”).  The Company is not a

beneficiary of such trusts and the Company does not have an ownership interest in such trusts.  The Company’s leveraged leases do not require the Company to guarantee a portion of the residual values of the leased assets held by the trust and the Company’s leveraged lease agreements do not contain a fixed purchase option or have any other terms that represent variable interests in such trusts. As a result, the Company has not consolidated any of these trusts.

Total rental expense for non-cancelable aircraft operating leases was approximately $154.9 million, $215.8 million and $262.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The minimum rental expense for airport station rents was approximately $19.6 million, $30.3 million and $31.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2018, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period.  Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $158,000 and $157,000 as of December 31, 2018 and 2017, respectively. For the years ended December 31, 2018, 2017 and 2016, the Company’s contractual relationships with Delta and United combined accounted for approximately 81.4%,  82.9% and 88.7%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2018, the Company had approximately 15,900 full‑time equivalent employees.  As of December 31, 2018, ExpressJet had 2,932 full-time equivalent employees of which approximately 2,320 employees where represented by a union.  Although no SkyWest Airlines employees are represented by a union, certain SkyWest Airline employees are covered under a stable and binding collective bargaining agreement that is administered by employee representatives.

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

As of December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$229,783	$—	$229,783	$—
Commercial paper	131,162	—	131,162	—
	$360,945	$—	$360,945	$—
Cash, Cash Equivalents and Restricted Cash	328,384	328,384	—	—
Total Assets Measured at Fair Value	$689,329	$328,384	$360,945	$—

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$344,251	$—	$344,251	$—
Commercial paper	159,252	—	159,252	—
	$503,503	$—	$503,503	$—
Cash, Cash Equivalents and Restricted Cash	181,792	181,792	—	—
Total Assets Measured at Fair Value	$685,295	$181,792	$503,503	$—

The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non‑active market for valuation of these securities.

No significant transfers between Level 1,  Level 2 and Level 3 occurred during the year ended December 31, 2018. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(7) Special Items

The following table summarizes the components of the Company's special items, for the year ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Special items:
CRJ200 aircraft related items [1]	$—	$—	$424,466
ERJ145 aircraft related items [2]	—	—	41,183
Total special items	$—	$—	$465,649

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

Stock Compensation

On May 4, 2010, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2010 Long‑Term Incentive Plan, which provides for the issuance of up to 5,150,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2010 Incentive Plan”). The 2010 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2010 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), which is authorized to designate option grants as either incentive stock options for income tax purposes (“ISO”) or non-statutory stock options ISOs are granted at not less than 100% of the market value of the underlying common stock on the date of grant. Non‑statutory stock options are granted at a price as determined by the Compensation Committee. As of December 31, 2018 the 2010 Incentive Plan had 2.0 million shares remaining available for future issuance.

Stock Options

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black‑Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the years ended December 31, 2018 and 2017, the Company did not grant any options to purchase shares of common stock. The Company granted 206,021 stock options to employees under the 2010 Incentive Plan during the years ended December 31, 2016. Stock options granted in 2016 vest in three equal installments over a three-year period.  The following table shows the assumptions used and weighted average fair value for grants in the years ended December 31, 2016.

2016
Expected annual dividend rate	1.08%
Risk-free interest rate	1.15%
Average expected life (years)	5.7
Expected volatility of common stock	0.412
Forfeiture rate	0.0%
Weighted average fair value of option grants	$5.27

The Company recorded share‑based compensation expense only for those options that are expected to vest. The estimated fair value of the stock options is amortized over the vesting period of the respective stock option grants.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date of grant and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2018, 2017 and 2016.

	2018					2017		2016
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	458,103	$13.73	4.0	years	$18,034.1	819,981	$13.58	1,064,429	$13.64
Granted	—	—				—	—	206,021	14.90
Exercised	(157,523)	13.80				(356,209)	13.36	(351,296)	14.17
Cancelled	—	—				(5,669)	14.33	(99,173)	14.90
Outstanding at end of year	300,580	13.70	3.0	years	$9,249.4	458,103	13.73	819,981	13.58
Exercisable at December 31, 2018	235,672	13.36	2.7	years	$7,330.7
Exercisable at December 31, 2017	254,192	13.17	3.4	years	$10,150.8

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2018, 2017 and 2016 was $7,100,000,  $9,940,000 and $4,250,000, respectively.

The following table summarizes the status of the Company’s non‑vested stock options as of December 31, 2018:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at beginning of year	203,911	$5.17
Granted	—	—
Vested	(139,003)	5.10
Cancelled	—	—
Non-vested shares at end of year	64,908	$5.32

The following table summarizes information about the Company’s stock options outstanding at December 31, 2018:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$12.00	to	$13.99	193,231	2.4	years	$13.04	193,231	$13.04
$14.00	to	$15.99	104,159	4.1	years	14.78	41,292	14.78
$16.00	to	$19.00	3,190	3.8	years	18.31	1,149	17.25
$12.00	to	$19.00	300,580	3.0	years	$13.70	235,672	$13.36

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2018, the Company granted 115,044 restricted stock units to certain of the Company’s employees under the 2010 Incentive Plan. The restricted stock units granted during the year ended December 31, 2018 have a three‑year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2018 was $53.40 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2018, 2017 and 2016:

:
		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2015	809,299	$13.13
Granted	384,148	14.81
Vested	(215,146)	13.29
Cancelled	(51,370)	13.72
Non-vested RSUs outstanding at December 31, 2016	926,931	$13.65
Granted	160,137	35.81
Vested	(230,903)	12.01
Cancelled	(40,575)	15.78
Non-vested RSUs outstanding at December 31, 2017	815,590	$18.35
Granted	115,044	53.40
Vested	(330,580)	13.57
Cancelled	(24,273)	27.77
Non-vested RSUs outstanding at December 31, 2018	575,781	$27.71

Performance Stock Units (“PSUs”)

During the year ended December 31, 2018, the Compensation Committee granted performance share units, which are performance based restricted stock units, to certain Company employees with three-year performance-based financial metrics that the Company must meet before those awards may be earned and the performance period is measured for the three years ending December 31, 2020. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2018, the Compensation Committee awarded 92,335 additional shares of stock related to the performance share grant in 2015 based on the Company’s performance for the three years ended December 31, 2017 measured against the pre-established targets for the same period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2016, 2017 and 2018. At the end of each performance period, the number of shares awarded can range from 0% to 200% of the original granted amount for performance share units granted in 2018 and 2017. Performance shares granted in 2016 can range from 0% to 150% of the original granted amount, depending on the performance against the pre-established targets.

The following table summarizes the activity of performance share units granted at target as of December 31, 2018.

		Weighted-Average
		Grant-Date
	Number of PSUs	Fair Value
Non-vested PSUs outstanding at December 31, 2015	202,829	$13.62
Granted	183,577	14.89
Vested	—	—
Cancelled	(22,413)	14.16
Non-vested PSUs outstanding at December 31, 2016	363,993	$14.23
Granted	119,315	35.81
Vested	—	—
Cancelled	(14,732)	15.00
Non-vested PSUs outstanding at December 31, 2017	468,576	$19.70
Granted	90,264	53.41
Additional PSUs awarded from the 2015 grant	92,335	13.62
Vested	(277,029)	13.62
Cancelled	(3,229)	30.09
Non-vested PSUs outstanding at December 31, 2018	370,917	$30.84

During the years ended December 31, 2018, 2017 and 2016 the Company granted fully‑vested shares of common stock to the Company’s directors in the amounts of 15,165,  22,617 and 42,624 shares, respectively, with a weighted average grant‑date fair value of $53.40,  $35.81, and $14.78 respectively.

During the year ended December 31, 2018, 2017 and 2016, the Company recorded equity‑based compensation expense of $13.1 million, $10.6 million and $7.6 million, respectively.

As of December 31, 2018, the Company had $12.7 million of total unrecognized compensation cost related to non‑vested stock options, non‑vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non‑qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

(9) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service.  Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $35.6 million, $26.1 million and $23.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ExpressJet and Atlantic Southeast Retirement Plans

ExpressJet (formerly Atlantic Southeast) sponsors the Atlantic Southeast Airlines, Inc. Investment Savings Plan (the “Atlantic Southeast Plan”). Employees who have completed 90 days of service and are 18 years of age are eligible for participation in the Atlantic Southeast Plan. Employees may elect to make contributions to the Atlantic Southeast Plan, ExpressJet will match up to 6% of each participant’s total compensation, based on years of service and other provisions included in the Atlantic Southeast Plan. Additionally, participants are 100% vested in their elective deferrals and rollover amounts in company matching contributions.

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

ExpressJet’s contribution to the Atlantic Southeast and the ExpressJet Retirement Plans was $15.4 million, $17.8 million and $21.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Number of shares purchased	60,950	88,362	151,531
Average price of shares purchased	$49.85	$33.96	$20.87

The 2009 Stock Purchase Plan is a non‑compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2018, 2017 and 2016.

(10) Stock Repurchase

The Company’s Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s stock repurchase program authorizes the repurchase of up to $100.0 million of the Company’s common stock, over a three year period commencing on February 9, 2017, of which $25.5 million remained available at December 31, 2018.

During the years ended December 31, 2018 and 2017, the Company repurchased 1.0 million and 0.5 million shares of common stock for approximately $54.4 million and $20.0 million, respectively at a weighted average price per share of $56.25 and $41.36, respectively. The Company did not repurchase any shares of its common stock during the year ended December 31, 2016. Additionally, during the year ended December 31, 2018 and 2017, the Company paid $13.6 million and $5.1 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(11) Related‑Party Transactions

During the year ended December 31, 2018, the Company purchased $206,000 of spare aircraft parts from an entity affiliated with a director of the Company.

(12)  Subsequent Events

ExpressJet Sale

On January 22, 2019, the Company completed the previously announced sale of its wholly owned subsidiary ExpressJet. The Company anticipates the sale of ExpressJet will result in a gain in 2019. The closing of the transaction was completed in two parts, through an asset sale and stock sale, as further described below.

Asset Sale

On January 11, 2019, pursuant to the terms and conditions of the Asset Purchase Agreement, dated as of December 17, 2018 (the “Asset Purchase Agreement”), by and among the Company, ExpressJet and United, United acquired certain specified assets and liabilities of ExpressJet, including, among other things, aircraft engines, auxiliary power units, rotable spare parts, ground support equipment and flight training equipment for $60.0 million in cash, subject to certain purchase price adjustments (the “Asset Sale”). Certain assets and liabilities of ExpressJet were expressly excluded from the Asset Sale.

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $16.0 million in cash, subject to certain purchase price adjustments (the “Stock Sale,” and collectively with the Asset Sale, the “ExpressJet Sale”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc., the majority owner of the Buyer.  The Company agreed to lease 16 CRJ200 aircraft to ExpressJet for up to a five year term as part of the transaction.

Early Lease Buyout

Subsequent to December 31, 2018, the Company entered into an agreement with a lessor for an early lease buyout of 16 CRJ700s and 36 CRJ200s.  The Company anticipates using $111.7 million in cash to acquire the aircraft off lease and not assuming any debt associated with these aircraft in conjunction with the lease buyout.  The Company anticipates completing the transaction during the three months ending March 31, 2019.

Share Repurchase Plan

In February 2019, the Company’s Board of Directors approved a new share repurchase plan, pursuant to which the Company is authorized to repurchase up to $250 million of the Company’s common stock.  This authorization superseded the previous share repurchase plan approved in February 2017.

(13) Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2018 and 2017 is as follows (in thousands, except per share data):

	Year ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$783,400	$805,515	$829,275	$803,489	$3,221,679
Operating income	88,175	126,678	137,925	121,502	474,280
Net income	54,362	75,859	83,046	67,105	280,372
Net income per common share:
Basic	1.05	1.46	1.60	1.30	5.40
Diluted	1.03	1.43	1.57	1.28	5.30
Weighted average common shares:
Basic:	51,921	52,046	52,039	51,650	51,914
Diluted:	53,033	52,913	52,981	52,556	52,871

	Year ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$747,166	$791,512	$812,673	$771,241	$3,122,592
Operating income	76,295	106,596	112,369	92,939	388,199
Net income (1)	34,786	50,477	53,716	289,928	428,907
Net income per common share:
Basic	0.67	0.98	1.04	5.60	8.28
Diluted	0.65	0.95	1.01	5.46	8.08
Weighted average common shares:
Basic:	51,820	51,751	51,833	51,811	51,804
Diluted:	53,202	52,977	53,080	53,140	53,100

(1)	Net income for 2017 included a $246.8 million benefit related to the revaluation of the Company’s deferred tax liability and other tax liabilities in accordance with the Tax Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2018, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 21, 2019

ITEM 9B.  OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2018 Annual Meeting of Shareholders scheduled for May 7, 2019. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2018, pursuant to Regulation 14A of the Exchange Act.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents Filed:

1.Financial Statements:  Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2018 and 2017, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016, Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2017 and 2016, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017, 2016 and 2015 and Notes to Consolidated Financial Statements.

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

(b)Exhibits

Number	Exhibit	Incorporated by Reference
2.1	Asset Purchase Agreement, dated as of December 17, 2018, between ExpressJet Airlines, Inc. and United Airlines, Inc.	(1)
2.2	Stock Purchase Agreement, dated as of December 17, 2018, between SkyWest, Inc. and ManaAir, LLC	(1)
3.1	Restated Articles of Incorporation	(2)
3.2	Amended and Restated Bylaws	(12)
4.1	Specimen of Common Stock Certificate	(3)
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.2	Second Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between Atlantic Southeast Airlines, Inc. and Delta Air Lines, Inc.	(4)
10.3	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(5)
10.4	Lease Agreement dated December 1,1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(6)
10.5	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(7)
10.6	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(5)
10.7	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(6)
10.8	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(6)
10.9	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(6)
10.10	SkyWest, Inc. 2010 Long-Term Incentive Plan	(7)
10.11	Form of Restricted Stock Unit Award Agreement	(17)
10.12	Form of Performance Share Award Agreement	(17)
10.13	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(10)
10.14	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(11)
10.15	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(11)
10.16	Purchase Agreement COM0028‑13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(13)
10.17	Purchase Agreement COM0344‑13, between Embraer S.A. and SkyWest Inc. dated June 17, 2013	(13)
10.18	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, Henry J. Eyring, Steven F. Udvar‑Hazy, James L. Welch, Eric J. Woodward and Russell A. Childs, as of August 6, 2013	(13)
10.19	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013	(13)
10.20	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines*	(14)
10.21	Indemnification Agreement by and between SkyWest, Inc. and Robert J. Simmons, as of March 16, 2015	(16)

Number	Exhibit	Incorporated by Reference
10.22	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Meredith S. Madden and Andrew C. Roberts, as of May 5, 2015	(16)
21.1	Subsidiaries of the Registrant	(12)
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*Certain portions of this exhibit have been omitted pursuant to Rule 24b‑2 and are subject to a confidential treatment request.

**Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statement of Comprehensive Income (Loss) for the years ended December 31, 2018, December 31, 2017 and December 31, 2016, (ii) the Consolidated Balance Sheet at December 31, 2018 and December 31, 2017, and (iii) the Consolidated Statement of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on December 18, 2018
(2)	Incorporated by reference to the exhibits to a Registration Statement on Form S ‑3 (File No. 333‑129831) filed on November 18, 2005
(3)	Incorporated by reference to a Registration Statement on Form S‑ 3 (File No. 333‑42508) filed on July 28, 2000
(4)	Incorporated by reference to Registrant’s Current Report on Form 8‑K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8‑K/A filed on February 21, 2006
(5)	Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on November 14, 2003
(6)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed for the quarter ended December 31, 1986
(7)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10‑Q filed on February 13, 2001
(8)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 23, 2009
(9)	Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010
(10)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on November 18, 2010

(11)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8‑K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8‑K/A filed on June 25, 2013
(12)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 24, 2012
(13)

Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013

(14)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 14, 2014
(15)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 18, 2015
(16)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 26, 2016
(17)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 27, 2017
(18)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10‑K filed on February 26, 2018

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2018, 2017 and 2016

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year ended December 31, 2018:
Allowance for inventory obsolescence	$17,098	5,043	—	$22,141
Allowance for doubtful accounts receivable	157	1	—	158
	$17,255	5,044	—	$22,299
Year ended December 31, 2017:
Allowance for inventory obsolescence(1)	$40,497	—	(23,399)	$17,098
Allowance for doubtful accounts receivable	173	—	(16)	157
	$40,670	—	(23,415)	$17,255
Year ended December 31, 2016:
Allowance for inventory obsolescence(2)	$13,933	26,564	—	$40,497
Allowance for doubtful accounts receivable	187	—	(14)	173
	$14,120	26,564	(14)	$40,670

(1)	The deductions in 2017 related to the disposal of excess and obsolete inventory in 2017.
(2)

The increase in the inventory obsolescence related to additional excess inventory identified as part of the impairment analysis of the 50-seat aircraft. See note 7, Special items, for additional detail on the impairment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10‑K for the year ended December 31, 2018, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2019.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10‑K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 21, 2019
/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 21, 2019
/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 21, 2019

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 21, 2019

/s/ Steven F. Udvar‑Hazy Steven F. Udvar‑Hazy	Lead Director	February 21, 2019

/s/ W. Steve Albrecht Steve Albrecht	Director	February 21, 2019

/s/ Henry J. Eyring Henry J. Eyring	Director	February 21, 2019

/s/ Meredith S. Madden Meredith S. Madden	Director	February 21, 2019

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 21, 2019

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 21, 2019

/s/ Keith E. Smith Keith E. Smith	Director	February 21, 2019

/s/ James L. Welch James L. Welch	Director	February 21, 2019