Form 10-K/A
period 2018-12-31
SKYWEST INC
filed 2019-02-21
CIK 793733

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K of SkyWest, Inc. (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on February 21, 2019 (the “Original Form 10-K”), is being filed for the sole purpose of including the Stock Performance Graph, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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