Form 10-Q
period 2019-03-31
SKYWEST INC
filed 2019-05-06
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, No Par Value	SKYW	The Nasdaq Global Select Market

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2019
Common stock, no par value	51,233,435

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	March 31,	December 31,
	2019	2018
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$290,885	$328,384
Marketable securities	253,397	360,945
Income tax receivable	21,255	25,936
Receivables, net	78,370	64,194
Inventories, net	112,566	127,690
Prepaid aircraft rents	—	87,031
Other current assets	24,921	26,614
Total current assets	781,394	1,020,794

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	6,696,982	6,433,916
Deposits on aircraft	37,602	42,012
Buildings and ground equipment	270,665	291,544
	7,005,249	6,767,472
Less-accumulated depreciation and amortization	(1,730,681)	(1,761,728)
Total property and equipment, net	5,274,568	5,005,744

OTHER ASSETS:
Operating lease right-of-use assets	341,898	—
Long-term prepaid assets	—	181,830
Other assets	146,672	104,844
Total other assets	488,570	286,674
Total assets	$6,544,532	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2019	2018
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$362,797	$350,206
Accounts payable	340,195	331,982
Accrued salaries, wages and benefits	118,074	161,606
Taxes other than income taxes	13,901	16,024
Current maturities of operating lease liabilities	73,524	—
Other current liabilities	36,836	65,008
Total current liabilities	945,327	924,826

LONG-TERM DEBT, net of current maturities	2,734,317	2,809,768

DEFERRED INCOME TAXES PAYABLE	541,196	518,159

DEFERRED AIRCRAFT CREDITS	—	29,308

NONCURRENT OPERATING LEASES	275,088	—

OTHER LONG-TERM LIABILITIES	48,037	66,870

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,798,773 and 81,239,289 shares issued, respectively	692,593	690,910
Retained earnings	1,845,467	1,776,585
Treasury stock, at cost, 30,500,393 and 29,850,999 shares, respectively	(537,493)	(503,182)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	2,000,567	1,964,281
Total liabilities and stockholders’ equity	$6,544,532	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
OPERATING REVENUES:
Flying agreements	$700,001	$767,964
Airport customer service and other	23,693	15,436
Total operating revenues	723,694	783,400
OPERATING EXPENSES:
Salaries, wages and benefits	257,588	306,719
Aircraft maintenance, materials and repairs	118,262	141,606
Depreciation and amortization	89,986	77,585
Airport-related expenses	30,647	29,307
Aircraft fuel	25,656	26,939
Aircraft rentals	20,158	44,680
Special items	21,869	—
Other operating expenses	63,109	68,389
Total operating expenses	627,275	695,225
OPERATING INCOME	96,419	88,175
OTHER INCOME (EXPENSE):
Interest income	3,807	1,705
Interest expense	(32,507)	(26,234)
Other income (expense), net	46,725	3,558
Total other expense, net	18,025	(20,971)
INCOME BEFORE INCOME TAXES	114,444	67,204
PROVISION FOR INCOME TAXES	26,263	12,842
NET INCOME	$88,181	$54,362

BASIC EARNINGS PER SHARE	$1.71	$1.05
DILUTED EARNINGS PER SHARE	$1.69	$1.03
Weighted average common shares:
Basic	51,440	51,921
Diluted	52,098	53,033

COMPREHENSIVE INCOME:
Net income	$88,181	$54,362
Net unrealized appreciation (depreciation) on debt securities, net of taxes	32	(50)
TOTAL COMPREHENSIVE INCOME	$88,213	$54,312

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 6)	—		(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	88,181	—	—	—	88,181
Net unrealized depreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	521	641	—	—	—	—	641
Sale of common stock under employee stock purchase plan	39	1,620	—	—	—	—	1,620
Stock-based compensation expense (forfeiture credit) associated with equity awards, net	—	(578)	—	—	—	—	(578)
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,311)	—	(9,311)
Treasury stock purchases	—	—	—	(476)	(25,000)	—	(25,000)
Cash dividends declared ($0.12 per share)	—	—	(6,158)	—	—	—	(6,158)
Balance at March 31, 2019	81,799	$692,593	$1,845,467	(30,500)	$(537,493)	$—	$2,000,567

Balance at December 31, 2017	80,398	$672,593	$1,516,957	(28,644)	$(435,178)	$(50)	$1,754,322
Net income	—	—	54,362	—	—	—	54,362
Net unrealized depreciation on marketable securities, net of tax of $16	—	—	—	—	—	(50)	(50)
Exercise of common stock options and stock issued under equity award plan	677	836	—	—	—	—	836
Sale of common stock under employee stock purchase plan	30	1,485	—	—	—	—	1,485
Stock based compensation expense associated with equity awards	—	4,854	—	—	—	—	4,854
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(238)	(10,003)	—	(10,003)
Treasury stock purchases	—	—	—	(177)	(13,464)	—	(13,464)
Cash dividends declared ($0.10 per share)	—	—	(5,205)	—	—	—	(5,205)
Balance at March 31, 2018	81,105	$679,768	$1,566,114	(29,059)	$(458,645)	$(100)	$1,787,137

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Three months ended
	March 31,
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$154,914	$165,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(498,113)	(387,572)
Sales of marketable securities	605,693	496,945
Proceeds from the sale of aircraft, property and equipment	43	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(197,341)	(198,777)
Buildings and ground equipment	(52,075)	(9,305)
Aircraft deposits applied towards acquired aircraft	4,660	—
Net cash received from sale of ExpressJet subsidiary	53,200	—
Decrease (increase) in other assets	7,028	(1,364)
NET CASH USED IN INVESTING ACTIVITIES	(76,905)	(100,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	19,940	101,317
Principal payments on long-term debt	(98,204)	(71,587)
Net proceeds from issuance of common stock	2,261	2,320
Purchase of treasury stock and employee income tax paid on equity awards	(34,311)	(23,467)
Increase in debt issuance cost	(53)	(610)
Payment of cash dividends	(5,141)	(4,140)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(115,508)	3,833

Increase (decrease) in cash and cash equivalents	(37,499)	69,655
Cash and cash equivalents at beginning of period	328,384	181,792

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$290,885	$251,447

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$—	$574
Debt assumed on aircraft acquired under operating leases	$14,475	$59,132
Right of use assets applied to aircraft acquired under operating leases	$150,688	$—
Lease liability arising from the recognition of right-of-use asset	$456,472	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$34,288	$26,481
Income taxes	$1,653	$486

DETAILS OF SALES OF SUBSIDIARIES:
Decrease in carrying amount of assets	$(101,448)	$—
Decrease in carrying amount of liabilities	68,341	—
Transaction costs	—	—
Cash received from buyers	79,632	—
Gain on sale of subsidiaries	$46,525	$—

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly-owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”).  The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company.  Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02, “Leases (Topic 842)” (“Topic 842”). Topic 842 and subsequently issued amendments require certain leases with durations longer than 12 months to be recognized on the balance sheet. The Company adopted Topic 842 effective January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs.  In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method and recognized a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor.  The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The consolidated financial statements for the three months ended March 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 6, "Leases, Commitments and Contingencies," for more information.

Note 2 — Flying Agreements Revenue and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term.  For the three months ended March 31, 2019, fixed-fee arrangements represented approximately 84.8% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner.  Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term.  For the three months ended March 31, 2019, prorate flying arrangements represented approximately 15.2% of the Company’s flying agreements revenue.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. Additionally, airport customer service and other revenues includes revenue generated from aircraft and spare engines leased to third parties. As of March 31, 2019, the Company leased regional jet aircraft and spare engines to third parties. Of the Company’s $5.3 billion of property and equipment, net, $23.2 million was leased to third parties under operating leases as of March 31, 2019. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of March 31, 2019 (in thousands):

April 2019 through December 2019	$18,495
2020	13,034
2021	7,956
2022	3,125
2023	185
Thereafter	—
$42,795

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code‑share agreements.

The following table represents the Company’s flying agreements revenue by type for the three-month period ended March 31, 2019 and 2018 (in thousands):

	For the three months ended March 31,
	2019	2018
Capacity purchase agreements revenue: flight operations	$386,545	$469,025
Capacity purchase agreements revenue: aircraft lease revenue	207,381	189,068
Prorate agreements revenue	106,075	109,871
Flying agreements revenue	$700,001	$767,964

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

The Company’s fixed-fee and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis.  In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under Accounting Standards Update No. 2014‑09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”), where the Company records revenue to the extent it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •CRJ 900 •E175	58 18 43 50	•Individual aircraft have scheduled removal dates from 2019 to 2030
Delta Connection Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	29	•Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	•CRJ 200 •CRJ 700 •E175	68 19 65	•Individual aircraft have scheduled removal dates from 2020 to 2029
United Express Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	25	•Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	•CRJ 700	62	•Individual aircraft have scheduled removal dates from 2022 to 2025
American Prorate Agreement (revenue-sharing arrangement)	•CRJ 200	7	•Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	•E175	32	•Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into fixed-fee agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service.  As of March 31, 2019, the Company was scheduled to take delivery of eight E175 aircraft in connection with its agreement with Delta (four aircraft in 2019 and four aircraft in 2020) and three E175 aircraft in 2021 in connection with its agreement with Alaska. Final delivery dates may be adjusted based on various factors.

SkyWest Airlines also entered into an agreement with Delta in the second quarter of 2018 to operate 20 Canadair CRJ900 regional jet aircraft (“CRJ900”) aircraft under a fixed-fee agreement. As of March 31, 2019, SkyWest Airlines had placed eight of these CRJ900 aircraft into service with Delta. The delivery dates for the remaining 12 aircraft are expected to continue through the end of 2020. The remaining 12 new CRJ900 aircraft will replace 12 Canadair CRJ700 regional jet aircraft (“CRJ700”) scheduled to expire under SkyWest’s flying contracts with Delta.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the three months ended March 31, 2019, the Company granted 101,400 restricted stock units and 83,784 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan.  Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2019 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of the restricted stock units and performance shares on the date of grant was $48.45 per share. During the three months ended March 31, 2019, the Company did not grant any options to purchase shares of common stock.  Additionally, during the three months ended March 31, 2019, the Company granted 18,576 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $48.45.

The Company accounts for forfeitures of stock options, restricted stock units and performance share grants in 2019 when forfeitures occur.  The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods.  During the three months ended March 31, 2019 and 2018, the Company recorded pre-tax share-based compensation expense of $3.9 million and $4.9 million, respectively.  Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the three months ended March 31, 2019.

The Company repurchased 476,277 shares of its common stock for $25.0 million, and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees during the three months ended March 31, 2019.  The Company repurchased 177,580 shares of its common stock for $10.0 million and paid $13.5 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees during the three months ended March  31, 2018.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the three months ended March 31, 2019,  241,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2019. During the three months ended March  31, 2018,  372,600 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of March 31, 2018.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended
	March 31,
	2019	2018
Numerator:
Net Income	$88,181	$54,362

Denominator:
Weighted average number of common shares outstanding	51,440	51,921
Effect of outstanding share-based awards	658	1,112
Weighted average number of shares for diluted net income per common share	52,098	53,033

Basic earnings per share	$1.71	$1.05
Diluted earnings per share	$1.69	$1.03

Note 5 - Segment Reporting

The Company’s three reporting segments consisted of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. The Company sold ExpressJet on January 22, 2019.  The segment information for ExpressJet reflects the period of time ExpressJet was operating as a subsidiary of the Company.  The Company concluded that the sale of ExpressJet did not meet the criteria for a discontinued operation.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Leasing segment includes applicable revenue earned under the applicable fixed-fee contracts attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable fixed-fee contracts attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes the activity of leasing regional jet aircraft and spare engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties.

The following represents the Company’s segment data for the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$585,768	$24,050	$113,876	$723,694
Operating expense	545,901	28,690	52,684	627,275
Depreciation and amortization expense	40,053	971	48,962	89,986
Special Items	18,508	3,361	—	21,869
Interest expense	3,818	—	28,689	32,507
Segment profit (loss) (2)	36,049	(4,640)	32,503	63,912
Total assets (as of March 31, 2019)	2,738,248	—	3,806,284	6,544,532
Capital expenditures (including non-cash)	68,650	—	345,929	414,579

	Three months ended March 31, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$556,294	$161,081	$66,025	$783,400
Operating expense	498,875	166,824	29,526	695,225
Depreciation and amortization expense	37,487	11,161	28,937	77,585
Interest expense	4,476	827	20,931	26,234
Segment profit (loss) (2)	52,943	(6,570)	15,568	61,941
Identifiable intangible assets, other than goodwill	—	3,672	—	3,672
Total assets (as of March 31, 2018)	2,184,306	581,722	2,834,159	5,600,187
Capital expenditures (including non-cash)	36,283	1,338	230,167	267,788

(1)	Prorate revenue, Airport customer service and other revenues is primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

Note 6 — Leases, Commitments and Contingencies

Effective January 1, 2019, the Company adopted Topic 842. The Company leases property and equipment under operating leases. For leases with durations longer than 12 months, the Company recorded the related asset and obligation at the present value of lease payments over the term.  The Company used its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Aircraft

During the three months ended March 31, 2019, the Company acquired 52 CRJ aircraft under an early lease buyout arrangement with the lessor for $111.7 million.  As of March 31, 2019, the Company had 89 aircraft under operating leases with remaining terms ranging from less than one year to nine years.

With the adoption of Topic 842, the Company evaluated whether leased aircraft asset groups within the Company’s fleet were impaired. Under the transition guidance for Topic 842, a company is permitted to recognize a previously unrecognized impairment related to a right-of-use asset in the period prior to the adoption date of Topic 842 if the event giving rise to the impairment occurred before the adoption date. In 2016, the Company recorded an impairment on certain of its long-lived assets, which included the Company’s 50-seat Bombardier CRJ200 regional jet aircraft (“CRJ200”).  In 2016, the market lease rate was less than the contractual lease rate on the Company’s CRJ200 leased aircraft.  The Company recorded an impairment of $13.1 million (net of tax) as an adjustment to the Company’s January 1, 2019 retained earnings related to the previously unrecognized impairment of these leased CRJ200s.

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the airport. The remaining lease terms vary from one month to 37 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of March 31, 2019, the Company’s right-of-use assets were $341.9 million, the Company’s current maturities of operating lease liabilities were $73.5 million, and the Company’s noncurrent lease liabilities were $275.1 million. During the three months ended March 31, 2019, the Company had operating cash flows from operating leases of $19.7 million.

The table below presents lease related terms and discount rates as of March 31, 2019.

March 31, 2019
Weighted-average remaining lease term
Operating leases	7.0 years
Weighted-average discount rate
Operating leases	6.4%

The Company’s lease costs for the periods indicated included the following components (in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Operating lease cost	$27,221	$52,833	$(25,612)	(48.5)%
Variable and short-term lease cost	1,475	1,419	56	3.9%
Total lease cost	$28,696	$54,252	$(25,556)	(47.1)%

As of March 31, 2019, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases which are generally on a long-term, triple net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property.  The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of March 31, 2019 (in thousands):

April 2019 through December 2019	$54,799
2020	93,640
2021	75,898
2022	67,668
2023	62,498
Thereafter	87,591
$442,094

As of March 31, 2019, the Company had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. with scheduled delivery dates through 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2019	2020	2021	2022	2023	Thereafter
Operating lease payments for aircraft and facility obligations	$442,094	$54,799	$93,640	$75,898	$67,668	$62,498	$87,591
Firm aircraft and spare engine commitments	329,327	139,974	131,657	57,696	—	—	—
Interest commitments (1)	628,528	95,377	114,048	98,884	84,754	68,950	166,515
Principal maturities on long-term debt	3,121,661	279,873	357,228	339,297	352,717	361,215	1,431,331
Total commitments and obligations	$4,521,610	$570,023	$696,573	$571,775	$505,139	$492,663	$1,685,437

(1)	At March 31, 2019, the Company had variable rate notes representing only 0.2% of its total long-term debt.

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

As of March 31, 2019 and December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents	$290,885	$290,885	$—	$—
Marketable Securities
Bonds and bond funds	$154,407	$—	$154,407	$—
Commercial paper	98,990	—	98,990	—
	253,397	—	253,397	—
Total Assets Measured at Fair Value	$544,282	$290,885	$253,397	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash, Cash Equivalents	$328,384	$328,384	$—	$—
Marketable Securities
Bonds and bond funds	$229,783	$—	$229,783	$—
Commercial paper	131,162	—	131,162	—
	360,945	—	360,945	—
Total Assets Measured at Fair Value	$689,329	$328,384	$360,945	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the three months ended March 31, 2019.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2019 and December 31, 2018, the Company classified $253.4 million and $360.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year.  As of March 31, 2019 and December 31, 2018, the cost of the Company’s total cash and cash equivalents and available for sale securities was $544.2 million and $689.4 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.10 billion as of March 31, 2019 and $3.16 billion as of December 31, 2018, as compared to the carrying amount of $3.12 billion as of March 31, 2019 and $3.19 billion as of December 31, 2018.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Current portion of long-term debt	$366,583	$354,072
Current portion of unamortized debt issue cost, net	(3,786)	(3,866)
Current portion of long-term debt, net of debt issue costs	$362,797	$350,206

Long-term debt, net of current maturities	$2,755,078	$2,831,366
Long-term portion of unamortized debt issue cost, net	(20,761)	(21,598)
Long-term debt, net of current maturities and debt issue costs	$2,734,317	$2,809,768

Total long-term debt (including current portion)	$3,121,661	$3,185,438
Total unamortized debt issue cost, net	(24,547)	(25,464)
Total long-term debt, net of debt issue costs	$3,097,114	$3,159,974

During the three months ended March 31, 2019, the Company took delivery of  one E175 aircraft that the Company financed through $19.9 million of long-term debt. Additionally, the Company purchased two previously-leased aircraft, for which the Company assumed $14.5 million of long-term debt.  The debt associated with the one E175 aircraft has a 12-year term, is due in quarterly installments with a fixed annual interest rate of 3.9% and is secured by the E175 aircraft. The Company acquired two aircraft pursuant to the acquisition of debt under the existing leases during the three months ended March 31, 2019. The debt associated with the two previously-leased aircraft has a term of 18 months with monthly interest only payments with a fixed annual interest rate of  2.0% and is secured by the previously-leased aircraft.

As of March 31, 2019 and December 31, 2018, the Company had $80.0 million and $78.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Gain on Sale

ExpressJet Sale

On January 22, 2019, the Company completed the sale of its former wholly-owned subsidiary ExpressJet. The Company recorded a gain of $46.6 million (pre-tax) from the sale of ExpressJet. The closing of the transaction was completed in two parts, through an asset sale and stock sale, as further described below.

Asset Sale

On January 11, 2019, pursuant to the terms and conditions of the Asset Purchase Agreement, dated as of December 17, 2018, by and among the Company, ExpressJet and United, United acquired certain specified assets and liabilities of ExpressJet, including, among other things, aircraft engines, auxiliary power units, rotable spare parts, ground support equipment and flight training equipment for $60.8 million in cash, subject to certain purchase price adjustments (the “Asset Sale”). Certain assets and liabilities of ExpressJet were expressly excluded from the Asset Sale.

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $18.8 million in cash, subject to certain purchase price adjustments (the “Stock Sale,”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc. (the “Borrower”), the majority owner of the Buyer.  Such loan accrues interest at the rate of 6.85% per annum, matures on the last business day of the last month immediately preceding the two-year anniversary of the closing of the Stock Sale and is secured by, among other things, the Borrower’s ownership interests in the Buyer. The Company also agreed to lease 16 CRJ200 aircraft to ExpressJet for up to a five-year term as part of the transaction.

Note 10 — Special Items

During the three months ended March 31, 2019, the Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased.  In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company.  As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during the three months ended March 31, 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income.

Additionally, during the three months ended March 31, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items.

Note 11 — Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2019 was 23.0%. The Company’s effective tax rate for the three months ended March 31, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $2.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2019.

Note 12 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of March 31, 2019, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three-month periods ended March 31, 2019 and 2018. Also discussed is our financial condition as of March 31, 2019 and December 31, 2018. You should read this discussion in conjunction with our condensed consolidated financial statements for the three months ended March 31, 2019, including the notes thereto, appearing elsewhere in this Report.  This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly-owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”).  Our financial and operating results for the periods ended March 31, 2019 and March 31, 2018, and our financial position as of December 31, 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward‑looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward‑looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward‑looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of United Airlines, Inc. (“United”), Delta Air Lines, Inc. (“Delta”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; realization of manufacturer residual value guarantees on applicable SkyWest aircraft; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as other factors identified under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, under the heading “Risk Factors” in Part II, Item 1A of this Report, elsewhere in this Report, in our other filings with the Securities and Exchange Commission (the “SEC”) and other unanticipated factors.

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

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of March 31, 2019, SkyWest Airlines offered scheduled passenger service with approximately 2,150 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of March 31, 2019, SkyWest Airlines had a total fleet of 522 aircraft, of which 476 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
United	93	19	—	65	177
Delta	87	18	43	50	198
American	7	62	—	—	69
Alaska	—	—	—	32	32
Aircraft in scheduled service	187	99	43	147	476
Subleased to an un-affiliated entity	20	—	—	—	20
Other*	—	25	1	—	26
Total	207	124	44	147	522

*As of March 31, 2019, these aircraft have been removed from service and are in the process of being returned under the applicable leasing arrangement or are aircraft transitioning between code-share agreements with our major airline partners.

As of March 31, 2019, approximately 41.6% of our aircraft in scheduled service was operated for Delta, approximately 37.2% was operated for United, approximately 14.5% was operated for American and approximately 6.7% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of fixed-fee arrangements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners.  Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. Since March 31, 2018, we have added 35 new Embraer E175 dual-class regional jet aircraft (“E175”) and eight new Canadair CRJ900 regional jet aircraft (“CRJ900”) to our fleet, and removed 100 Embraer ERJ145 regional jet aircraft (“ERJ145”) and Embraer ERJ135 regional jet aircraft (“ERJ135”), 28 CRJ700 regional jet aircraft (“CRJ700”) and 7 CRJ900 aircraft that were operating under less profitable or unprofitable flying agreements.

We anticipate our fleet will continue to evolve, as we are scheduled to add eleven new E175 and 12 new CRJ900 aircraft to existing fixed-fee agreements by the end of 2021. We anticipate these new aircraft will be replacing older CRJ900 and CRJ700 aircraft currently operating under fixed-fee agreements. Our primary objective in the fleet changes is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable or unprofitable arrangements.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee agreements,” “fixed-fee contracts,” “contract flying arrangements” or “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the three months ended March 31, 2019, contract flying revenue and prorate revenue represented approximately 84.8% and 15.2%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

First Quarter Summary

Our total operating revenues of $723.7 million for the three months ended March 31, 2019 decreased 7.6% compared to total operating revenues of $783.4 million for the three months ended March 31, 2018. We had net income of $88.2 million, or $1.69 per diluted share, for the three months ended March 31, 2019, compared to net income of $54.4  million, or $1.03 per diluted share, for the three months ended March  31, 2018.

Significant items affecting our financial performance during the three months ended March 31, 2019 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our fixed-fee arrangements.  During the three months ended March 31, 2019, we had a net decrease in the number of aircraft operating under fixed-fee agreements, primarily related to the sale of ExpressJet. As summarized under the Fleet activity section below, from March 31, 2018 to March 31, 2019, we removed 147 aircraft from service that were operating under less profitable flying contracts and added 43 aircraft to new or existing fixed-fee arrangements at improved economics.  The number of aircraft available for scheduled service decreased from 580 aircraft at March 31, 2018 to 476 at March 31, 2019.  Our completed block hours decreased 16.1% over the same period primarily due to the sale of ExpressJet and the corresponding decrease in related block hours.

Our total revenues decreased $59.7 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, related to the sale of ExpressJet and the corresponding decrease in revenue associated with ExpressJet flying contracts. ExpressJet revenue decreased from $161.1 million to $28.7 million for the three months ended March 31, 2018 and 2019, respectively. Revenue from SkyWest Airlines and our leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) increased from $622.3 million for the three months ended March 31, 2018 to $699.6 million for the three months ended March 31, 2019. This increase in revenue was primarily related to additional revenue generated from 35 new E175 aircraft and eight new CRJ900 aircraft added under fixed-fee contracts since March 31, 2018.

Operating Expenses

Our total operating expenses decreased $68.0 million for the three months ended March 31, 2019, compared to the three months ended March 31, 2018.  This decrease was due to the sale of ExpressJet and the corresponding reduction in ExpressJet operating expenses, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since March 31, 2018. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of March 31, 2019 and 2018:

Aircraft in Service	March 31, 2019	March 31, 2018
CRJ200s	187	199
CRJ700s	99	127
CRJ900s	43	42
ERJ145/135s	—	100
E175s	147	112
Total	476	580

Changes in our fleet activity from March 31, 2018 to March 31, 2019 are summarized as follows:

Aircraft available for scheduled service at March 31, 2018:		580
Additions:
New E175 aircraft:	35
New CRJ900 aircraft:	8
New aircraft added to fleet:		43

Used aircraft transitioned back into service, net		3

ExpressJet removals:
ERJ145/ERJ135 aircraft:	(100)
CRJ700 aircraft:	(43)
CRJ900 aircraft:	(6)
Total ExpressJet removals:		(149)

SkyWest Airlines removal:
CRJ900 aircraft:		(1)
Aircraft available for scheduled service at March 31, 2019:		476

Critical Accounting Policies

Our significant accounting policies are summarized in Note 1 to our consolidated financial statements for the year ended December 31, 2018, which are presented in our Annual Report on Form 10-K for the year ended December 31, 2018.  Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, maintenance, aircraft leases, impairment of long-lived assets and stock-based compensation expense. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and may differ materially, from such estimates.

We adopted Topic 842 as of January 1, 2019, utilizing the modified retrospective approach. See Note 1 to the financial statements contained in Part I, Item 1 of this report for additional information.

Recent Accounting Pronouncements

See Note 1 to the condensed consolidated financial statements for a description of recent accounting pronouncements.

Results of Operations

Three Months Ended March 31, 2019 and 2018

Operational Statistics.  The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended March 31,
	2019	2018	% Change
SkyWest Airlines block hours	349,389	328,944	6.2%
ExpressJet block hours	16,904	107,423	(84.3)%
Total block hours	366,293	436,367	(16.1)%

SkyWest Airlines Only
Departures	193,475	185,478	4.3%
Passengers carried	9,614,952	9,059,473	6.1%
Passenger load factor	78.6%	78.8%	(0.2)	pts
Average passenger trip length (miles)	507	493	2.8%

During the three months ended March 31, 2018, ExpressJet had departures and passengers carried of 62,649 and 2,260,754, respectively. The number of ExpressJet departures and passengers carried was not significant for the three months ended March 31, 2019, given that the sale of ExpressJet was completed in January 2019.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Flying agreements	$700,001	$767,964	$(67,963)	(8.8)%
Airport customer service and other	23,693	15,436	8,257	53.5%
Total operating revenues	$723,694	$783,400	$(59,706)	(7.6)%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners.  Airport customer service and other revenues consist of revenue earned from providing airport counter, gate and ramp services, and revenue from leasing regional jet aircraft and spare engines to third parties.  Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$386,545	$469,025	$(82,480)	(17.6)%
Capacity purchase agreements revenue: aircraft lease revenue	207,381	189,068	18,313	9.7%
Prorate agreements revenue	106,075	109,871	(3,796)	(3.5)%
Flying agreements revenue	$700,001	$767,964	$(67,963)	(8.8)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $82.4 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from 35 new E175 aircraft and eight new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since March 31, 2018.  The increase in “Capacity purchase agreement revenue: aircraft lease revenue” of $18.3 million was primarily due to the 35 new E175 aircraft added subsequent to March 31, 2018.  The decrease in prorate agreement revenue of $3.8 million was primarily due to a decrease in the number of prorate flights operated during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

The $8.3 million increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

The following table summarizes our operating expenses and interest expense, collectively, “Total airline expense" for the periods indicated (dollar amounts in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Salaries, wages and benefits	$257,588	$306,719	$(49,131)	(16.0)%
Aircraft maintenance, materials and repairs	118,262	141,606	(23,344)	(16.5)%
Depreciation and amortization	89,986	77,585	12,401	16.0%
Airport-related expenses	30,647	29,307	1,340	4.6%
Aircraft fuel	25,656	26,939	(1,283)	(4.8)%
Aircraft rentals	20,158	44,680	(24,522)	(54.9)%
Special items	21,869	—	21,869	NM
Other operating expenses	63,109	68,389	(5,280)	(7.7)%
Total operating expenses	$627,275	$695,225	$(67,950)	(9.8)%
Interest expense	32,507	26,234	6,273	23.9%
Total airline expenses	$659,782	$721,459	$(61,677)	(8.5)%

Salaries, wages and benefits.  The $49.1 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs.  The $23.3 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional 35 E175 aircraft added since March 31, 2018.

Depreciation and amortization.  The $12.4 million increase in depreciation and amortization expense was primarily due to the purchase of 35 E175 aircraft and spare engines subsequent to March 31, 2018.

Airport-related expenses.  Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $1.3 million increase in airport-related expenses was primarily due to an increase in deicing events for aircraft in our prorate operations during the three months ended March 31, 2019.

Aircraft fuel.  The $1.3 million decrease in fuel cost was primarily due to a decrease in the number of prorate flights we operated and corresponding decrease in gallons of fuel we purchased, partially offset by an increase in our average fuel cost per gallon from $2.40 for the three months ended March 31, 2018 to $2.43 for the three months ended March 31, 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended March 31,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	10,579	11,213	(5.7)%
Fuel expense	$25,656	$26,939	(4.8)%

Aircraft rentals.    During the three months ended March 31, 2019, we acquired 52 CRJ aircraft through an early lease buyout agreement.  The $24.5 million decrease in aircraft rentals was primarily due to the acquisition of these 52 CRJ aircraft and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to March 31, 2018.

Special Items.  The $21.9 million special items expense for the three months ended March 31, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer.  The $18.5 million of expense was included in the SkyWest Airlines segment.  The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment.

Other operating expenses.  Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $5.3 million decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs associated with the decrease in expenses associated with that operation.

Interest Expense. The $6.3 million increase in interest expense was primarily related to the additional interest expense associated with the 35 E175 aircraft added to our fleet since March 31, 2018, which were debt financed.

Total airline expenses.  The $61.7 million decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since March 31, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income.    Interest income increased $2.1 million, or 123.3%, during the three months ended March 31, 2019, compared to the three months ended March 31, 2018. The increase in interest income was primarily related to an increase in interest rates subsequent to March 31, 2018.

Other income (expense).  During the three months ended March 31, 2019, we had other income of $46.7 million primarily related to the gain on sale of ExpressJet. During the three months ended March 31, 2018, we had other income of $3.6 million primarily related to a mark-to-market gain on trading securities.

Income taxes. Our provision for income taxes was 23.0% and 19.1% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate primarily relates to a smaller discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

 Net income.  Primarily due to the factors described above, we generated net income of $88.2 million, or $1.69 per diluted share, for the three months ended March 31, 2019, compared to net income of $54.4 million, or $1.03 per diluted share, for the three months ended March 31, 2018.

Our Business Segments

Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019 and 2018, we had three reportable segments which were the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments were SkyWest Airlines, ExpressJet and SkyWest Leasing. Corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet. The segment information for ExpressJet for the three months ended March 31, 2019 reflects ExpressJet’s results prior to the sale of ExpressJet on January 22, 2019.

	For the three months ended March 31,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$585,768	$556,294	$29,474	5.3%
ExpressJet operating revenues	24,050	161,081	(137,031)	(85.1)%
SkyWest Leasing operating revenues	113,876	66,025	47,851	72.5%
Total Operating Revenues	$723,694	$783,400	$(59,706)	(7.6)%
Airline Expenses:
SkyWest Airlines airline expense	$549,719	$503,351	$46,368	9.2%
ExpressJet airline expense	28,690	167,651	(138,961)	(82.9)%
SkyWest Leasing airline expense	81,373	50,457	30,916	61.3%
Total Airline Expense (1)	$659,782	$721,459	$(61,677)	(8.5)%
Segment profit (loss):
SkyWest Airlines segment profit	$36,049	$52,943	$(16,894)	(31.9)%
ExpressJet segment loss	(4,640)	(6,570)	1,930	(29.4)%
SkyWest Leasing profit	32,503	15,568	16,935	108.8%
Total Segment Profit	$63,912	$61,941	$1,971	3.2%
Interest Income and other income	3,807	1,705	2,102	123.3%
Other Income (Expense), net	46,725	3,558	43,167	*
Consolidated Income Before Taxes	$114,444	$67,204	$47,240	70.3%

(1)	Total Airline Expense includes operating expense and interest expense

* is more than 500%

SkyWest Airlines Segment Profit.  SkyWest Airlines block hour production increased to 349,389, or 6.2%, for the three months ended March 31, 2019, from 328,944 for the three months ended March 31, 2018, primarily due to the additional block hour production from 35 new E175 aircraft and eight new CRJ900 aircraft added subsequent to March 31, 2018.  Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $29.5 million, or 5.3%, increase in SkyWest Airlines Operating Revenues for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to revenue associated with 35 E175 aircraft and eight CRJ900 aircraft added subsequent to March 31, 2018.

The $46.4 million, or 9.2%, increase in SkyWest Airlines Airline Expenses for the three months ended March 31, 2019, compared to the three months ended March 31, 2018, was primarily due to the following factors:

•

SkyWest Airlines’ salaries, wages and benefits expense increased by $29.6 million, or 13.9%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews.

•

SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $6.8 million, or 6.2%, primarily attributable to direct maintenance costs related to the increased volume of block hours during the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

•

SkyWest Airlines’ fuel expense decreased $1.3 million, or 4.8%, primarily due to a decrease in the number of prorate flights we operated and corresponding decrease in gallons of fuel we purchased, partially offset by an increase in our average fuel cost per gallon from $2.40 for the three months ended March 31, 2018 to $2.43 for the three months ended March 31, 2019.

•

SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer.

•

SkyWest Airlines’ other operating expense increased $8.0 million, or 15.4%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added since March 31, 2018 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

ExpressJet Segment Loss.  ExpressJet’s segment loss decreased $1.9 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to the sale of ExpressJet during the three months ended March 31, 2019.

SkyWest Leasing Segment Profit.  SkyWest Leasing profit increased $16.9 million during the three months ended March 31, 2019, compared to the three months ended March 31, 2018, primarily due to 35 E175 aircraft added to our fleet subsequent to March 31, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity.  The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the three months ended March 31, 2019 and 2018, and our total cash and marketable securities positions as of March 31, 2019 and December 31, 2018 (in thousands):

	For the three months ended March 31,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$154,914	$165,895	$(10,981)	(6.6)%
Net cash used in investing activities	(76,905)	(100,073)	23,168	(23.2)%
Net cash provided by (used in) financing activities	(115,508)	3,833	(119,341)	(3,113.5)%

	March 31,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$290,885	$328,384	$(37,499)	(11.4)%
Marketable securities	253,397	360,945	(107,548)	(29.8)%
Total cash and marketable securities	$544,282	$689,329	$(145,047)	(21.0)%

Cash Flows provided by Operating Activities

The $11.0 million decrease in net cash provided by operating activities was primarily due to changes in current asset and liability accounts. This decrease in net cash provided by operating activities was partially offset by an increase in income before income taxes of $33.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018.

Cash Flows used in Investing Activities

The $23.2 million decrease in cash used in investing activities was primarily due to the sale of ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million. The Company also acquired 70 previously leased aircraft and the acquisition of one E175 aircraft and the related spare aircraft assets during the three months ended March 31, 2019, compared to five E175 aircraft and the related spare aircraft assets purchased during the three months ended March 31, 2018,  which in total represented an increase of $33.1 million.

Cash Flows used in Financing Activities

The $119.3 million increase in cash used in financing activities was primarily related to the decrease in proceeds from the issuance of long-term debt of $19.9 million associated with one E175 aircraft and two previously leased aircraft acquired during the three months ended March 31, 2019, compared to proceeds from the issuance of debt of $101.3 million associated with five E175 aircraft acquired during the three months ended March 31, 2018. During the three months ended March 31, 2019, we used an additional $26.6 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired subsequent to March 31, 2018.  Additionally, during the three months ended March 31, 2019, we used an additional $10.8 million to purchase treasury shares and make income tax payments towards vested employee equity awards.

Liquidity and Capital Resources as of March 31, 2019

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At March 31, 2019, our total capital mix was 42.3% equity and 57.7% long-term debt, compared to 41.1% equity and 58.9% long-term debt at December 31, 2018.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Apr - Dec 2019	2020	2021	2022	2023	Thereafter
Operating lease payments for aircraft and facility obligations	$442,094	$54,799	$93,640	$75,898	$67,668	$62,498	$87,591
Firm aircraft and spare engine commitments	329,327	139,974	131,657	57,696	—	—	—
Interest commitments (1)	628,528	95,377	114,048	98,884	84,754	68,950	166,515
Principal maturities on long-term debt	3,121,661	279,873	357,228	339,297	352,717	361,215	1,431,331
Total commitments and obligations	$4,521,610	$570,023	$696,573	$571,775	$505,139	$492,663	$1,685,437

(1)	At March 31, 2019, we had variable rate notes representing only 0.2% of our total long-term debt.

Purchase Commitments and Options

As of March 31, 2019, we had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. with scheduled delivery dates through 2021.

We have historically funded the majority of our aircraft acquisition cost with long-term debt. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select an appropriate method to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for eleven E175 aircraft with approximately 85% debt and the remaining balance with cash.

Long-term Debt Obligations

As of March 31, 2019, we had $3.1 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 4.2% at March 31, 2019.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the three months ended March 31, 2019, prorate flying arrangements represented approximately 15.2% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $6.4 million in fuel expense for the three months ended March 31, 2019.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At March 31, 2019, we had variable rate notes representing 0.2% of our total long-term debt compared to 0.2% of our long-term debt at December 31, 2018 and changes in interest rates are not expected to have a material adverse effect on our earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of March 31, 2019, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the three months ended March 31, 2019, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02  “Leases (Topic 842)” that became effective January 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of March 31, 2019, there were no pending legal proceedings that, if decided against us, were likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the SEC, which factors could materially affect our business, financial condition and results of operations.  The risks described in our reports filed with the SEC are not the only risks facing our company.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2019, our Board of Directors authorized a new stock purchase program to repurchase up to $250.0 million of our common stock replacing the previously adopted stock purchase plan that authorized the repurchase of up to $100.0 million of our common stock. Between January 1, 2019 and February 5, 2019, we repurchased 83,282 shares of our common stock for $4.2 million under the previous $100.0 million stock purchase program. Subsequent to February 6, 2019, we repurchased additional shares under our newly authorized $250.0 million stock purchase program as set forth below. The following table summarizes the repurchases under our stock purchase programs during the three months ended March 31, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
January 1, 2019 – January 31, 2019	20,782	$44.37	20,782	$24,621
February 1, 2019 – February 5, 2019	62,500	$52.62	62,500	$21,332
February 6, 2019 — February 28, 2019	133,606	$55.26	133,606	$242,617
March 1, 2019 — March 31, 2019	259,389	$51.68	259,389	$229,211
Total	476,277	$52.49	476,277	$229,211

(1)

Prior to February 6, 2019, repurchases were made under the previous $100.0 million stock purchase program. Subsequent to February 6, 2019, repurchases were made under our newly authorized $250.0 million stock purchase program. Purchases are made at management’s discretion based on market conditions and financial resources. As of March 31, 2019, we had repurchased 392,995 shares of our common stock for $20.8 million under this new authorization.

ITEM 6. EXHIBITS

10.1

Severance and Release Agreement, dated as of February 12, 2019, by and between SkyWest, Inc. and Terry M. Vais (incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2019).

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2019.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer