Form 10-Q
period 2019-06-30
SKYWEST INC
filed 2019-08-05
CIK 793733

prorate

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ⌧	Accelerated filer ◻

Non-accelerated filer ◻	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2019
Common stock, no par value	50,918,777

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2019	2018
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$253,661	$328,384
Marketable securities	295,900	360,945
Income tax receivable	23,077	25,936
Receivables, net	80,233	64,194
Inventories, net	109,844	127,690
Prepaid aircraft rents	—	87,031
Other current assets	17,216	26,614
Total current assets	779,931	1,020,794

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	6,817,319	6,433,916
Deposits on aircraft	50,906	42,012
Buildings and ground equipment	240,154	291,544
	7,108,379	6,767,472
Less-accumulated depreciation and amortization	(1,817,333)	(1,761,728)
Total property and equipment, net	5,291,046	5,005,744

OTHER ASSETS:
Operating lease right-of-use assets	336,703	—
Long-term prepaid assets	—	181,830
Other assets	172,339	104,844
Total other assets	509,042	286,674
Total assets	$6,580,019	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30,	December 31,
	2019	2018
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$345,253	$350,206
Accounts payable	321,249	331,982
Accrued salaries, wages and benefits	127,367	161,606
Current maturities of operating lease liabilities	81,796	—
Taxes other than income taxes	16,662	16,024
Other current liabilities	35,001	65,008
Total current liabilities	927,328	924,826

LONG-TERM DEBT, net of current maturities	2,719,041	2,809,768

DEFERRED INCOME TAXES PAYABLE	569,439	518,159

DEFERRED AIRCRAFT CREDITS	—	29,308

NONCURRENT OPERATING LEASE LIABILITIES	265,516	—

OTHER LONG-TERM LIABILITIES	46,450	66,870

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,703,419 and 81,239,289 shares issued, respectively	680,802	690,910
Retained earnings	1,927,412	1,776,585
Treasury stock, at cost, 30,811,446 and 29,850,999 shares, respectively	(555,969)	(503,182)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	2,052,245	1,964,281
Total liabilities and stockholders’ equity	$6,580,019	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Flying agreements	$725,335	$793,637	$1,425,336	$1,561,602
Airport customer service and other	19,048	11,878	42,741	27,313
Total operating revenues	744,383	805,515	1,468,077	1,588,915
OPERATING EXPENSES:
Salaries, wages and benefits	243,766	293,677	501,354	600,396
Aircraft maintenance, materials and repairs	124,789	139,774	243,051	281,380
Depreciation and amortization	90,148	82,714	180,134	160,298
Airport-related expenses	30,782	25,890	61,429	55,197
Aircraft fuel	30,851	30,011	56,507	56,950
Aircraft rentals	18,006	37,508	38,164	82,188
Special items	—	—	21,869	—
Other operating expenses	61,948	69,263	125,057	137,653
Total operating expenses	600,290	678,837	1,227,565	1,374,062
OPERATING INCOME	144,093	126,678	240,512	214,853
OTHER INCOME (EXPENSE):
Interest income	3,731	1,705	7,538	3,409
Interest expense	(32,770)	(28,811)	(65,278)	(55,045)
Other income (expense), net	281	(1,245)	47,006	2,313
Total other expense, net	(28,758)	(28,351)	(10,734)	(49,323)
INCOME BEFORE INCOME TAXES	115,335	98,327	229,778	165,530
PROVISION FOR INCOME TAXES	27,283	22,468	53,545	35,310
NET INCOME	$88,052	$75,859	$176,233	$130,220

BASIC EARNINGS PER SHARE	$1.72	$1.46	$3.44	$2.51
DILUTED EARNINGS PER SHARE	$1.71	$1.43	$3.40	$2.46
Weighted average common shares:
Basic	51,145	52,046	51,293	51,983
Diluted	51,477	52,913	51,787	52,973

COMPREHENSIVE INCOME:
Net income	$88,052	$75,859	$176,233	$130,220
Net unrealized appreciation on debt securities, net of taxes	—	84	32	33
TOTAL COMPREHENSIVE INCOME	$88,052	$75,943	$176,265	$130,253

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 6)	—		(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	176,233	—	—	—	176,233
Net unrealized depreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	693	2,920	—	—	—	—	2,920
Sale of common stock under employee stock purchase plan	39	1,620	—	—	—	—	1,620
Stock-based compensation expense associated with equity awards, net of forfeitures	—	1,497	—	—	—	—	1,497
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,311)	—	(9,311)
Treasury stock purchases	—	—	—	(787)	(43,476)	—	(43,476)
Common stock purchased and cancelled	(268)	(16,145)					(16,145)
Cash dividends declared ($0.12 per share)	—	—	(12,265)	—	—	—	(12,265)
Balance at June 30, 2019	81,703	$680,802	$1,927,412	(30,811)	$(555,969)	$—	$2,052,245

Balance at March 31, 2019	81,799	$692,593	$1,845,467	(30,500)	$(537,493)	$—	$2,000,567
Net income	—	—	88,052	—	—	—	88,052
Exercise of common stock options and stock issued under equity award plan	172	2,279	—	—	—	—	2,279
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,075	—	—	—	—	2,075
Treasury stock purchases	—	—	—	(311)	(18,476)	—	(18,476)
Common stock purchased and cancelled	(268)	(16,145)	—	—	—	—	(16,145)
Cash dividends declared ($0.12 per share)	—	—	(6,107)	—	—	—	(6,107)
Balance at June 30, 2019	81,703	$680,802	$1,927,412	(30,811)	$(555,969)	$—	$2,052,245

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2017	80,398	$672,593	$1,516,957	(28,644)	$(435,178)	$(50)	$1,754,322
Net income	—	—	130,220	—	—	—	130,220
Net unrealized depreciation on marketable securities, net of tax of $11	—	—	—	—	—	33	33
Exercise of common stock options and stock issued under equity award plan	677	836	—	—	—	—	836
Sale of common stock under employee stock purchase plan	30	1,485	—	—	—	—	1,485
Stock based compensation expense associated with equity awards	—	7,632	—	—	—	—	7,632
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(238)	(10,003)	—	(10,003)
Treasury stock purchases	—	—	—	(177)	(13,464)	—	(13,464)
Cash dividends declared ($0.10 per share)	—	—	(10,409)	—	—	—	(10,409)
Balance at June 30, 2018	81,105	$682,546	$1,636,768	(29,059)	$(458,645)	$(17)	$1,860,652

Balance at March 31, 2018	81,105	$679,768	$1,566,114	(29,059)	$(458,645)	$(100)	$1,787,137
Net income	—	—	75,859	—	—	—	75,859
Net unrealized depreciation on marketable securities, net of tax of $27	—	—	—	—	—	83	83
Stock based compensation expense associated with equity awards	—	2,778	—	—	—	—	2,778
Cash dividends declared ($0.10 per share)	—	—	(5,205)	—	—	—	(5,205)
Balance at June 30, 2018	81,105	$682,546	$1,636,768	(29,059)	$(458,645)	$(17)	$1,860,652

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Six months ended
	June 30,
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$362,123	$350,822

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(896,326)	(1,377,448)
Sales of marketable securities	961,403	1,407,623
Proceeds from the sale of aircraft, property and equipment	21,065	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(325,969)	(553,877)
Buildings and ground equipment	(55,865)	(19,070)
Deposits on aircraft	(31,817)	—
Aircraft deposits applied towards acquired aircraft	23,298	—
Net cash received from sale of ExpressJet subsidiary	53,200	—
Decrease (increase) in other assets	1,962	(4,962)
NET CASH USED IN INVESTING ACTIVITIES	(249,049)	(547,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	99,914	383,644
Principal payments on long-term debt	(211,200)	(160,387)
Net proceeds from issuance of common stock	4,540	2,320
Purchase of treasury and common stock and employee income tax paid on equity awards	(68,932)	(23,467)
Increase in debt issuance cost	(820)	(1,917)
Payment of cash dividends	(11,299)	(9,345)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(187,797)	190,848

Increase (decrease) in cash and cash equivalents	(74,723)	(6,064)
Cash and cash equivalents at beginning of period	328,384	181,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$253,661	$175,728

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$3,244	$426
Debt assumed on aircraft acquired under operating leases	$14,475	$59,132
Engines contributed to joint venture	$22,313	$—
Right of use assets applied to aircraft acquired under operating leases	$150,688	$—
Lease liability arising from the recognition of right-of-use asset	$456,472	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$67,778	$54,765
Income taxes	$1,713	$1,852

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$(101,448)	$—
Decrease in carrying amount of liabilities	68,341	—
Cash received from buyers	79,632	—
Gain on sale of subsidiary	$46,525	$—

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor. The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The consolidated financial statements for the three and six months ended June 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 6, "Leases, Commitments and Contingencies," for more information.

Note 2 — Flying Agreements Revenue and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the six months ended June 30, 2019, fixed-fee arrangements represented approximately 83.1% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the six months ended June 30, 2019, prorate flying arrangements represented approximately 16.9% of the Company’s flying agreements revenue.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. Additionally, airport customer service and other revenues includes revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.3 billion of property and equipment, net as of June 30, 2019, $35.6 million of regional jet aircraft and spare engines was leased to third parties under operating leases as of June 30, 2019. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of June 30, 2019 (in thousands):

July 2019 through December 2019	$9,530
2020	9,523
2021	8,976
2022	4,099
2023	1,205
Thereafter	5,780
$39,113

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the three- and six-month periods ended June 30, 2019 and 2018 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Capacity purchase agreements revenue: flight operations	$383,732	$462,824	$770,278	$931,849
Capacity purchase agreements revenue: aircraft lease revenue	206,678	201,306	414,059	390,375
Prorate agreements revenue	134,925	129,507	240,999	239,378
Flying agreements revenue	$725,335	$793,637	$1,425,336	$1,561,602

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

The Company’s fixed-fee and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis. In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”), where the Company records revenue to the extent it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • CRJ 900 • E175	57 16 42 54	• Individual aircraft have scheduled removal dates from 2019 to 2029
Delta Connection Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	29	• Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • E175	69 19 65	• Individual aircraft have scheduled removal dates from 2020 to 2029
United Express Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	28	• Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	• CRJ 700	64	• Individual aircraft have scheduled removal dates from 2022 to 2025
American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	7	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	• E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into fixed-fee agreements with Alaska and Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service. As of June 30, 2019, the Company was scheduled to take delivery of four E175 aircraft in connection with its agreement with Delta in 2020 and three E175 aircraft in 2021 in connection with its agreement with Alaska. Final delivery dates may be adjusted based on various factors.

SkyWest Airlines also entered into an agreement with Delta in the second quarter of 2018 to operate 20 Canadair CRJ900 regional jet aircraft (“CRJ900”) aircraft under a fixed-fee agreement. As of June 30, 2019, SkyWest Airlines had placed eleven of these CRJ900 aircraft into service with Delta. The delivery dates for the remaining nine aircraft are expected to continue through the end of 2020. The remaining nine new CRJ900 aircraft will replace nine Canadair CRJ700 regional jet aircraft (“CRJ700”) scheduled to expire under SkyWest’s flying contracts with Delta.

SkyWest Airlines also entered into an agreement with American to place ten used CRJ700s under a multi-year contract beginning in late 2019. The Company anticipates acquiring seven CRJ700 aircraft from a third party and internally sourcing three CRJ700 aircraft through upcoming scheduled contract expirations.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the six months ended June 30, 2019, the Company granted 101,400 restricted stock units and 83,784 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2019 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The fair value of these restricted stock units and performance shares on their date of grant was $48.45 per share. During the six months ended June 30, 2019, the Company did not grant any options to purchase shares of common stock. Additionally, during the six months ended June 30, 2019, the Company granted 18,576 fully-vested shares of common stock to the Company’s directors at a grant date fair value of $48.45.

The Company accounts for forfeitures of stock options, restricted stock units and performance share grants when forfeitures occur. The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods. During the six months ended June 30, 2019 and 2018, the Company recorded pre-tax share-based compensation expense of $6.0 million and $7.6 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the six months ended June 30, 2019.

During the six months ended June 30, 2019, the Company repurchased 1,055,355 shares of its common stock for $59.6 million, and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.  During the six months ended June 30, 2018, the Company repurchased 177,580 shares of its common stock for $10.0 million and paid $13.5 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the six months ended June 30, 2019, 165,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2019. During the six months ended June 30, 2018, 207,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of June 30, 2018.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net Income	$88,052	$75,859	$176,233	$130,220

Denominator:
Weighted average number of common shares outstanding	51,145	52,046	51,293	51,983
Effect of outstanding share-based awards	332	867	494	990
Weighted average number of shares for diluted net income per common share	51,477	52,913	51,787	52,973

Basic earnings per share	$1.72	$1.46	$3.44	$2.51
Diluted earnings per share	$1.71	$1.43	$3.40	$2.46

Note 5 - Segment Reporting

Prior to the Company’s sale of ExpressJet on January 22, 2019, the Company’s three reporting segments consisted of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. The segment information presented for ExpressJet reflects the period of time prior to the sale, when ExpressJet was operating as a subsidiary of the Company. The Company concluded that the sale of ExpressJet did not meet the criteria for a discontinued operation.

The Company’s chief operating decision maker analyzes the profitability of operating new aircraft financed through the issuance of debt, including the Company’s E175 fleet, separately from the profitability of the Company’s capital deployed for ownership and financing of such aircraft. The SkyWest Airlines segment includes revenue earned under the applicable fixed-fee contracts attributed to operating such aircraft and the respective operating costs. The SkyWest Leasing segment includes applicable revenue earned under the applicable fixed-fee contracts attributed to the ownership of new aircraft acquired through the issuance of debt and the respective depreciation and interest expense of such aircraft. The SkyWest Leasing segment also includes the activity of leasing regional jet aircraft and spare engines to third parties. The SkyWest Leasing segment’s total assets and capital expenditures include new aircraft acquired through the issuance of debt and assets leased to third parties.

The following represents the Company’s segment data for the three-month periods ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$627,088	$—	$117,295	$744,383
Operating expense	545,419	—	54,871	600,290
Depreciation and amortization expense	40,641	—	49,507	90,148
Interest expense	3,716	—	29,054	32,770
Segment profit (loss) (2)	77,953	—	33,370	111,323
Total assets (as of June 30, 2019)	2,738,868	—	3,841,151	6,580,019
Capital expenditures (including non-cash)	47,975	—	87,687	135,662

	Three months ended June 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$587,480	$143,707	$74,328	$805,515
Operating expense	494,143	148,525	36,169	678,837
Depreciation and amortization expense	38,841	10,200	33,673	82,714
Interest expense	4,202	788	23,821	28,811
Segment profit (loss) (2)	89,135	(5,606)	14,338	97,867
Identifiable intangible assets, other than goodwill	—	2,448	—	2,448
Total assets (as of June 30, 2018)	2,222,784	563,198	3,127,111	5,913,093
Capital expenditures (including non-cash)	40,039	1,588	323,090	364,717

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the six-month periods ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,212,856	$24,050	$231,171	$1,468,077
Operating expense	1,091,320	28,690	107,555	1,227,565
Depreciation and amortization expense	80,694	971	98,469	180,134
Special Items	18,508	3,361	—	21,869
Interest expense	7,534	—	57,744	65,278
Segment profit (loss) (2)	114,002	(4,640)	65,872	175,234
Total assets (as of June 30, 2019)	2,738,868	—	3,841,151	6,580,019
Capital expenditures (including non-cash)	116,625	—	433,616	550,241

	Six months ended June 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,143,775	$304,788	$140,352	$1,588,915
Operating expense	993,019	315,349	65,694	1,374,062
Depreciation and amortization expense	76,327	21,362	62,609	160,298
Interest expense	8,678	1,615	44,752	55,045
Segment profit (loss) (2)	142,078	(12,176)	29,906	159,808
Identifiable intangible assets, other than goodwill	—	2,448	—	2,448
Total assets (as of June 30, 2018)	2,222,784	563,198	3,127,111	5,913,093
Capital expenditures (including non-cash)	76,322	2,926	553,257	632,505

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

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

Aircraft

During the first quarter of 2019, the Company acquired 52 CRJ aircraft under an early lease buyout arrangement with the lessor for $111.7 million. As of June 30, 2019, the Company had 92 aircraft under operating leases with remaining terms ranging from less than one year to nine years.

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

Leases

As of June 30, 2019, the Company’s right-of-use assets were $336.7 million, the Company’s current maturities of operating lease liabilities were $81.8 million, and the Company’s noncurrent lease liabilities were $265.5 million. During the six months ended June 30, 2019, the Company had operating cash flows from operating leases of $43.1 million.

The table below presents lease related terms and discount rates as of June 30, 2019.

June 30, 2019
Weighted-average remaining lease term
Operating leases	6.5 years
Weighted-average discount rate
Operating leases	6.4%

The Company’s lease costs for the three- and six-months ended June 30, 2019 and 2018 included the following components (in thousands):

	For the three months ended June 30,
	2019	2018
Operating lease cost	$27,647	$45,425
Variable and short-term lease cost	1,346	1,392
Total lease cost	$28,993	$46,817

	For the six months ended June 30,
	2019	2018
Operating lease cost	$54,868	$98,258
Variable and short-term lease cost	2,821	2,811
Total lease cost	$57,689	$101,069

As of June 30, 2019, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of June 30, 2019 (in thousands):

July 2019 through December 2019	$36,756
2020	93,752
2021	76,687
2022	67,728
2023	62,558
Thereafter	88,144
$425,625

As of June 30, 2019, the Company had a firm purchase commitment for seven E175 aircraft from Embraer, S.A. (“Embraer”) with scheduled delivery dates through 2021.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Jul - Dec 2019	2020	2021	2022	2023	Thereafter
Operating lease payments for aircraft and facility obligations	$425,625	$36,756	$93,752	$76,687	$67,728	$62,558	$88,144
Firm aircraft and spare engine commitments	313,466	79,428	136,598	97,440	—	—	—
Interest commitments (1)	615,318	63,949	116,723	101,295	87,294	71,252	174,805
Principal maturities on long-term debt	3,088,639	171,243	361,481	344,587	358,586	367,322	1,485,420
Total commitments and obligations	$4,443,048	$351,376	$708,554	$620,009	$513,608	$501,132	$1,748,369

(1)	At June 30, 2019, the Company had variable rate notes representing only 0.1% of its total long-term debt.

Disclosures related to periods prior to the adoption of the New Lease Standard

The following table summarizes future minimum rental payments required under operating leases that have non-cancelable lease terms in excess of one year as of December 31, 2018 (in thousands):

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

As of June 30, 2019, and December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$253,661	$253,661	$—	$—
Marketable securities
Bonds and bond funds	$200,281	$—	$200,281	$—
Commercial paper	95,619	—	95,619	—
	295,900	—	295,900	—
Total assets measured at fair value	$549,561	$253,661	$295,900	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$328,384	$328,384	$—	$—
Marketable securities
Bonds and bond funds	$229,783	$—	$229,783	$—
Commercial paper	131,162	—	131,162	—
	360,945	—	360,945	—
Total assets measured at fair value	$689,329	$328,384	$360,945	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the six months ended June 30, 2019. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of June 30, 2019, and December 31, 2018, the Company classified $295.9 million and $360.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of June 30, 2019, and December 31, 2018, the cost of the Company’s total cash and cash equivalents and available for sale securities was $549.4 million and $689.4 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $3.06 billion as of June 30, 2019 and $3.16 billion as of December 31, 2018, as compared to the carrying amount of $3.09 billion as of June 30, 2019 and $3.19 billion as of December 31, 2018.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Current portion of long-term debt	$349,018	$354,072
Current portion of unamortized debt issue cost, net	(3,765)	(3,866)
Current portion of long-term debt, net of debt issue costs	$345,253	$350,206

Long-term debt, net of current maturities	$2,739,621	$2,831,366
Long-term portion of unamortized debt issue cost, net	(20,580)	(21,598)
Long-term debt, net of current maturities and debt issue costs	$2,719,041	$2,809,768

Total long-term debt (including current portion)	$3,088,639	$3,185,438
Total unamortized debt issue cost, net	(24,345)	(25,464)
Total long-term debt, net of debt issue costs	$3,064,294	$3,159,974

During the six months ended June 30, 2019, the Company took delivery of five E175 aircraft that the Company financed through $99.9 million of long-term debt. Additionally, the Company purchased two previously leased aircraft, for which the Company assumed $14.5 million of long-term debt. The debt associated with the five E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates ranging from 3.8% to 4.1% and is secured by the E175 aircraft. The Company acquired two aircraft pursuant to the acquisition of debt under the existing leases during the first quarter of 2019. The debt associated with the two previously leased aircraft has a term of 18 months with monthly interest only payments with a fixed annual interest rate of 2.0% and is secured by the previously leased aircraft.

As of June 30, 2019 and December 31, 2018, the Company had $77.3 million and $78.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Gain on Sale

ExpressJet Sale

On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary ExpressJet. The Company recorded a gain of $46.5 million (pre-tax) from the sale of ExpressJet. The closing of the transaction was completed in two parts, through an asset sale and stock sale, as further described below.

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

Note 10 — Special Items

During the six months ended June 30, 2019, the Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased. In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company. As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during the six months ended June 30, 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income.

Additionally, during the six months ended June 30, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items.

Note 11 — Investment in Other Companies

During the six months ended June 30, 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for this investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 14 spare engines and sold the 14 spare engines to Aero Engines at net book value during the six months ended June 30, 2019. Aero Engines had no debt outstanding as of June 30, 2019. As of June 30, 2019, the Company’s investment balance in Aero Engines was $22.4 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the six months ended June 30, 2019 was $0.1 million.

Note 12 — Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2019 was 23.7%. The Company’s effective tax rate for the three months ended June 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $1.3 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the three months ended June 30, 2019.

The Company’s effective tax rate for the six months ended June 30, 2019 was 23.3%. The Company’s effective tax rate for the six months ended June 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $3.5 million discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2019.

Note 13 — Related Party Transactions

On June 13, 2019, the Company repurchased 268,025 shares of its common stock from Jerry Atkin, Chairman of the Board, at a price of $60.2364 per share, representing the volume-weighted average price of the Company’s common stock over the five trading days immediately prior to such repurchase. The transaction was part of Mr. Atkin’s personal long-term strategy for asset diversification, tax and estate planning and to fund philanthropic and charitable efforts. The transaction was approved by the Company’s Audit Committee and was effected pursuant to the Company’s previously announced stock repurchase plan.

Note 14 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of June 30, 2019, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and six-month periods ended June 30, 2019 and 2018. Also discussed is our financial condition as of June 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and six months ended June 30, 2019, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”). Our financial and operating results for the periods ended June 30, 2019 and June 30, 2018, and our financial position as of December 31, 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

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

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of June 30, 2019, SkyWest Airlines offered scheduled passenger service with approximately 2,260 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional aircraft (“CRJ200”) have a single-class seat configuration. As of June 30, 2019, SkyWest Airlines had a total fleet of 525 aircraft, of which 482 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	86	16	42	54	198
United	97	19	—	65	181
American	7	64	—	—	71
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	99	42	151	482
Subleased to an un-affiliated entity	4	1	5	—	10
Other*	14	19	—	—	33
Total	208	119	47	151	525

*As of June 30, 2019, these aircraft have been removed from service and are aircraft transitioning between code-share agreements with our major airline partners or are being prepared to be leased to third parties.

As of June 30, 2019, approximately 41.1% of our aircraft in scheduled service was operated for Delta, approximately 37.6% was operated for United, approximately 14.7% was operated for American and approximately 6.6% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of fixed-fee arrangements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From June 30, 2018 to June 30, 2019, we have added 25 new E175 aircraft and eleven new CRJ900 aircraft to our fleet, and removed 100 Embraer ERJ145 regional jet aircraft (“ERJ145”) and Embraer ERJ135 regional jet aircraft (“ERJ135”) and 38 CRJ700 aircraft that were operating under less profitable or unprofitable flying agreements.

We anticipate our fleet will continue to evolve, as we are scheduled to add seven new E175 and nine new CRJ900 aircraft to existing fixed-fee agreements by the end of 2021. We anticipate these new aircraft will be replacing older CRJ900 and CRJ700 aircraft currently operating under fixed-fee agreements. Our primary objective in the fleet changes is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable or unprofitable arrangements.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee agreements,” “fixed-fee contracts,” “contract flying arrangements” or “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the six months ended June 30, 2019, contract flying revenue and prorate revenue represented approximately 83.1% and 16.9%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Second Quarter Summary

Our total operating revenues of $744.4 million for the three months ended June 30, 2019 decreased 7.6% compared to total operating revenues of $805.5 million for the three months ended June 30, 2018. We had net income of $88.1 million, or $1.71 per diluted share, for the three months ended June 30, 2019, compared to net income of $75.9 million, or $1.43 per diluted share, for the three months ended June 30, 2018.

Significant items affecting our financial performance during the three months ended June 30, 2019 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our fixed-fee arrangements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. During the three months ended June 30, 2019, we had a net decrease in the number of aircraft operating under fixed-fee agreements, primarily related to the sale of ExpressJet during the three months ended March 31, 2019. As summarized under the Fleet activity section below, from June 30, 2018 to June 30, 2019, we removed 138 aircraft from service that were operating under less profitable flying contracts and added 37 aircraft to new or existing fixed-fee arrangements at improved economics. The number of aircraft available for scheduled service decreased from 583 aircraft at June 30, 2018 to 482 at June 30, 2019. Our completed block hours decreased 15.6% over the same period primarily due to the sale of ExpressJet and the corresponding decrease in block hours generated by ExpressJet.

Our total revenues decreased $61.1 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018, due to the sale of ExpressJet and the corresponding decrease in revenue associated with ExpressJet flying contracts. ExpressJet revenue was $143.7 million for the three months ended June 30, 2018. Revenue from SkyWest Airlines and our leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) increased from $661.8 million for the three months ended June 30, 2018 to $744.4 million for the three months ended June 30, 2019. This increase in revenue was primarily related to additional revenue generated from 25 new E175 aircraft and eleven new CRJ900 aircraft added under fixed-fee contracts since June 30, 2018.

Operating Expenses

Our total operating expenses decreased $78.5 million for the three months ended June 30, 2019, compared to the three months ended June 30, 2018. This decrease was due to the sale of ExpressJet and the corresponding reduction in ExpressJet operating expenses, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since June 30, 2018. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of June 30, 2019 and 2018:

Aircraft in Service	June 30, 2019	June 30, 2018
CRJ200s	190	198
CRJ700s	99	123
CRJ900s	42	36
ERJ145/135s	—	100
E175s	151	126
Total	482	583

Changes in our fleet activity from June 30, 2018 to June 30, 2019 are summarized as follows:

Aircraft available for scheduled service at June 30, 2018:		583
Additions:
New E175 aircraft:	25
New CRJ900 aircraft:	11
New aircraft added to fleet:		36

Used aircraft transitioned back into service, net		1

ExpressJet removals:
ERJ145/ERJ135 aircraft:	(100)
CRJ700 aircraft:	(38)
Total ExpressJet removals:		(138)

Aircraft available for scheduled service at June 30, 2019:		482

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended June 30,
	2019	2018	% Change
SkyWest Airlines block hours	370,782	344,284	7.7%
ExpressJet block hours	—	94,890	(100.0)%
Total block hours	370,782	439,174	(15.6)%

SkyWest Airlines Only
Departures	215,052	199,587	7.7%
Passengers carried	11,383,187	10,257,532	11.0%
Passenger load factor	83.9%	82.7%	1.2	pts
Average passenger trip length (miles)	496	488	1.6%

During the three months ended June 30, 2018, ExpressJet had 40,509 departures and 956,444 passengers carried.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Flying agreements	$725,335	$793,637	$(68,302)	(8.6)%
Airport customer service and other	19,048	11,878	7,170	60.4%
Total operating revenues	$744,383	$805,515	$(61,132)	(7.6)%

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

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$383,732	$462,824	$(79,092)	(17.1)%
Capacity purchase agreements revenue: aircraft lease revenue	206,678	201,306	5,372	2.7%
Prorate agreements revenue	134,925	129,507	5,418	4.2%
Flying agreements revenue	$725,335	$793,637	$(68,302)	(8.6)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $79.1 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from 25 new E175 aircraft and eleven new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since June 30, 2018. The increase in “Capacity purchase agreement revenue: aircraft lease revenue” of $5.4 million was primarily due to the 25 new E175 aircraft added to our fleet subsequent to June 30, 2018. The increase in prorate agreements revenue of $5.4 million was primarily due to an increase in the number of prorate flights operated during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

The $7.2 million increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the three months ended June 30,
	2019	2018	$ Change	% Change
Salaries, wages and benefits	$243,766	$293,677	$(49,911)	(17.0)%
Aircraft maintenance, materials and repairs	124,789	139,774	(14,985)	(10.7)%
Depreciation and amortization	90,148	82,714	7,434	9.0%
Airport-related expenses	30,782	25,890	4,892	18.9%
Aircraft fuel	30,851	30,011	840	2.8%
Aircraft rentals	18,006	37,508	(19,502)	(52.0)%
Other operating expenses	61,948	69,263	(7,315)	(10.6)%
Total operating expenses	$600,290	$678,837	$(78,547)	(11.6)%
Interest expense	32,770	28,811	3,959	13.7%
Total airline expenses	$633,060	$707,648	$(74,588)	(10.5)%

Salaries, wages and benefits. The $49.9 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs. The $15.0 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in parts expense and the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional 25 E175 aircraft added to our fleet subsequent to June 30, 2018.

Depreciation and amortization. The $15.0 million increase in depreciation and amortization expense was primarily due to the purchase of 25 E175 aircraft and spare engines subsequent to June 30, 2018.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $4.9 million increase in airport-related expenses was primarily due to an increase in airport terminal rents and subcontract airport services related to our prorate operations during the three months ended June 30, 2019.

Aircraft fuel. The $0.8 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased, partially offset by a decrease in our average fuel cost per gallon from $2.63 for the three months ended June 30, 2018 to $2.57 for the three months ended June 30, 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended June 30,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	12,019	11,400	5.4%
Fuel expense	$30,851	$30,011	2.8%

Aircraft rentals. The $19.5 million decrease in aircraft rentals was primarily due to the acquisition of 52 CRJ aircraft under an early lease buyout arrangement during the three months ended March 31, 2019 and through a reduction of our fleet size that was financed through leases because of scheduled lease expirations subsequent to June 30, 2018.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $7.3 million decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs associated with the decrease in expenses associated with that operation.

Interest Expense. The $4.0 million increase in interest expense was primarily related to the additional interest expense associated with the 25 E175 aircraft added to our fleet subsequent to June 30, 2018, which were debt financed.

Total airline expenses. The $74.6 million decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since June 30, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $2.0 million, or 118.8%, during the three months ended June 30, 2019, compared to the three months ended June 30, 2018. The increase in interest income was primarily related to an increase in interest rates subsequent to June 30, 2018, and an increase in interest earned from loans to third parties.

Other income (expense). During the three months ended June 30, 2019, we had other income of $0.3 million primarily related to investments in joint ventures with third parties. During the three months ended June 30, 2018, we had other expenses of $1.2 million primarily related to a mark-to-market loss on trading securities sold.

Income taxes. Our provision for income taxes was 23.7% and 22.9% for the three months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate primarily relates to a tax benefit that was recorded in for the three months ended June 30, 2018 related to the release of a valuation allowance for capital loss carryforwards.

Net income. Primarily due to the factors described above, we generated net income of $88.1 million, or $1.71 per diluted share, for the three months ended June 30, 2019, compared to net income of $75.9 million, or $1.43 per diluted share, for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the six months ended June 30, 2019 and 2018:

	For the six months ended June 30,
	2019	2018	% Change
SkyWest Airlines block hours	720,171	673,228	7.0%
ExpressJet block hours	16,904	202,313	(91.6)%
Total block hours	737,075	875,541	(15.8)%

SkyWest Airlines Only
Departures	408,527	385,065	6.1%
Passengers carried	20,998,133	19,317,005	8.7%
Passenger load factor	81.4%	80.8%	0.6	pts
Average passenger trip length (miles)	501	490	2.2%

During the six months ended June 30, 2018, ExpressJet had 118,623 departures and 4,342,856 passengers carried. The number of ExpressJet departures and passengers carried was not significant for the six months ended June

30, 2019, given that the sale of ExpressJet was completed in January 2019.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Flying agreements	$1,425,336	$1,561,602	$(136,266)	(8.7)%
Airport customer service and other	42,741	27,313	15,428	56.5%
Total operating revenues	$1,468,077	$1,588,915	$(120,838)	(7.6)%

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

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$770,278	$931,849	$(161,571)	(17.3)%
Capacity purchase agreements revenue: aircraft lease revenue	414,059	390,375	23,684	6.1%
Prorate agreements revenue	240,999	239,378	1,621	0.7%
Flying agreements revenue	$1,425,336	$1,561,602	$(136,266)	(8.7)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $161.6 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from 25 new E175 aircraft and eleven new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since June 30, 2018. The increase in “Capacity purchase agreement revenue: aircraft lease revenue” of $23.7 million was primarily due to the 25 new E175 aircraft added subsequent to June 30, 2018. The increase in prorate agreement revenue of $1.6 million was primarily due to an increase in the number of prorate flights operated during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

The $15.4 million increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

The following table summarizes our Total airline expenses for the periods indicated (dollar amounts in thousands):

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Salaries, wages and benefits	$501,354	$600,396	$(99,042)	(16.5)%
Aircraft maintenance, materials and repairs	243,051	281,380	(38,329)	(13.6)%
Depreciation and amortization	180,134	160,298	19,836	12.4%
Airport-related expenses	61,429	55,197	6,232	11.3%
Aircraft fuel	56,507	56,950	(443)	(0.8)%
Aircraft rentals	38,164	82,188	(44,024)	(53.6)%
Special items	21,869	—	21,869	NM
Other operating expenses	125,057	137,653	(12,596)	(9.2)%
Total operating expenses	$1,227,565	$1,374,062	$(146,497)	(10.7)%
Interest expense	65,278	55,045	10,233	18.6%
Total airline expenses	$1,292,843	$1,429,107	$(136,264)	(9.5)%

Salaries, wages and benefits. The $99.0 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs. The $38.3 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in parts expense and an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional 25 E175 aircraft added subsequent to June 30, 2018.

Depreciation and amortization. The $19.8 million increase in depreciation and amortization expense was primarily due to the purchase of 25 E175 aircraft and spare engines subsequent to June 30, 2018.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $6.2 million increase in airport-related expenses was primarily due to an increase in airport terminal rents, subcontract airport services and deicing events related to our prorate operations during the six months ended June 30, 2019.

Aircraft fuel. The $0.4 million decrease in fuel cost was primarily due to a decrease in our average fuel cost per gallon from $2.52 for the six months ended June 30, 2018 to $2.50 for the six months ended June 30, 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the six months ended June 30,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	22,598	22,612	(0.1)%
Fuel expense	$56,507	$56,950	(0.8)%

Aircraft rentals. During the six months ended June 30, 2019, we acquired 52 CRJ aircraft under an early lease buyout arrangement. The $44.0 million decrease in aircraft rentals was primarily due to the acquisition of these 52 CRJ aircraft and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to June 30, 2018.

Special Items. The $21.9 million special items expense for the six months ended June 30, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $12.6 million decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs associated with the decrease in expenses associated with that operation.

Interest Expense. The $10.2 million increase in interest expense was primarily related to the additional interest expense associated with the 25 E175 aircraft added to our fleet since June 30, 2018, which were debt financed.

Total airline expenses. The $136.3 million decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since June 30, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $4.1 million, or 121.1%, during the six months ended June 30, 2019, compared to the six months ended June 30, 2018. The increase in interest income was primarily related to an increase in interest rates subsequent to June 30, 2018, and an increase in interest earned from loans to third parties.

Other income (expense). During the six months ended June 30, 2019, we had other income of $47.0 million primarily related to the gain on sale of ExpressJet. During the six months ended June 30, 2018, we had other income of $2.3 million primarily related to a mark-to-market gain on trading securities.

Income taxes. Our provision for income taxes was 23.3% and 21.3% for the six months ended June 30, 2019 and 2018, respectively. The increase in the effective tax rate primarily relates to a smaller discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. The increase in the rate was also impacted by a tax benefit that was recorded during six months ended June 30, 2019, related to the release of a valuation allowance for capital loss carryforwards.

Net income. Primarily due to the factors described above, we generated net income of $176.2 million, or $3.40 per diluted share, for the six months ended June 30, 2019, compared to net income of $130.2 million, or $2.46 per diluted share, for the six months ended June 30, 2018.

Our Business Segments

Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019 and following the sale of ExpressJet, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments for the three months ended June 30, 2018, prior to the sale of ExpressJet were SkyWest Airlines, ExpressJet and SkyWest Leasing. During 2018, our corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended June 30,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$627,088	$587,480	$39,608	6.7%
ExpressJet operating revenues	—	143,707	(143,707)	(100.0)%
SkyWest Leasing operating revenues	117,295	74,328	42,967	57.8%
Total Operating Revenues	$744,383	$805,515	$(61,132)	(7.6)%
Airline Expenses:
SkyWest Airlines airline expense	$549,135	$498,345	$50,790	10.2%
ExpressJet airline expense	—	149,313	(149,313)	(100.0)%
SkyWest Leasing airline expense	83,925	59,990	23,935	39.9%
Total Airline Expenses (1)	$633,060	$707,648	$(74,588)	(10.5)%
Segment profit (loss):
SkyWest Airlines segment profit	$77,953	$89,135	$(11,182)	(12.5)%
ExpressJet segment loss	—	(5,606)	5,606	(100.0)%
SkyWest Leasing profit	33,370	14,338	19,032	132.7%
Total Segment Profit	$111,323	$97,867	$13,456	13.7%
Interest Income and other income	3,731	1,705	2,026	118.8%
Other Income (Expense), net	281	(1,245)	1,526	(122.6)%
Consolidated Income Before Taxes	$115,335	$98,327	$17,008	17.3%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production increased to 370,782, or 7.7%, for the three months ended June 30, 2019, from 344,284 for the three months ended June 30, 2018, primarily due to the additional block hour production from 25 new E175 aircraft and eleven new CRJ900 aircraft added subsequent to June 30, 2018. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $39.6 million, or 6.7%, increase in SkyWest Airlines Operating Revenues for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily due to revenue associated with 25 E175 aircraft and eleven CRJ900 aircraft added subsequent to June 30, 2018.

The $50.8 million, or 10.2%, increase in SkyWest Airlines Airline Expenses for the three months ended June 30, 2019, compared to the three months ended June 30, 2018, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $33.3 million, or 15.9%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews and due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $19.5 million, or 19.2%, primarily attributable to an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines CRJ200 fleet and due to an increased volume of block hours during the three months ended June 30, 2019 compared to the three months ended June 30, 2018.

●	SkyWest Airlines’ fuel expense increased $0.9 million, or 2.9%, primarily due to an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased, partially offset by a decrease in our average fuel cost per gallon from $2.63 for the three months ended June 30, 2018 to $2.57 for the three months ended June 30, 2019.

●	SkyWest Airlines’ other operating expense increased $8.0 million, or 14.9%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added subsequent to June 30, 2018 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $19.0 million during the three months ended June 30, 2019, compared to the three months ended June 30, 2018, primarily due to 25 E175 aircraft added to our fleet subsequent to June 30, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019 and 2018 for the applicable periods prior to the sale of ExpressJet, we had three reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet. The segment information presented for ExpressJet for the six months ended June 30, 2019 reflects ExpressJet’s results prior to the sale of ExpressJet on January 22, 2019, when ExpressJet was operating as a subsidiary of the Company.

	For the six months ended June 30,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,212,856	$1,143,775	$69,081	6.0%
ExpressJet operating revenues	24,050	304,788	(280,738)	(92.1)%
SkyWest Leasing operating revenues	231,171	140,352	90,819	64.7%
Total Operating Revenues	$1,468,077	$1,588,915	$(120,838)	(7.6)%
Airline Expenses:
SkyWest Airlines airline expense	$1,098,854	$1,001,697	$97,157	9.7%
ExpressJet airline expense	28,690	316,964	(288,274)	(90.9)%
SkyWest Leasing airline expense	165,299	110,446	54,853	49.7%
Total Airline Expenses (1)	$1,292,843	$1,429,107	$(136,264)	(9.5)%
Segment profit (loss):
SkyWest Airlines segment profit	$114,002	$142,078	$(28,076)	(19.8)%
ExpressJet segment loss	(4,640)	(12,176)	7,536	(61.9)%
SkyWest Leasing profit	65,872	29,906	35,966	120.3%
Total Segment Profit	$175,234	$159,808	$15,426	9.7%
Interest Income and other income	7,538	3,409	4,129	121.1%
Other Income (Expense), net	47,006	2,313	44,693	*
Consolidated Income Before Taxes	$229,778	$165,530	$64,248	38.8%
(1)	Total Airline Expenses includes operating expense and interest expense

* is more than 500%

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production increased to 720,171, or 7.0%, for the six months ended June 30, 2019, from 673,228 for the six months ended June 30, 2018, primarily due to the additional block hour production from 25 new E175 aircraft and eleven new CRJ900 aircraft added subsequent to June 30, 2018. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $69.1 million, or 6.0%, increase in SkyWest Airlines Operating Revenues for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to revenue associated with 25 E175 aircraft and eleven CRJ900 aircraft added subsequent to June 30, 2018.

The $97.2 million, or 9.7%, increase in SkyWest Airlines Airline Expenses for the six months ended June 30, 2019, compared to the six months ended June 30, 2018, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $62.9 million, or 14.9%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews and due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $29.4 million, or 14.6%, primarily attributable to direct maintenance costs incurred on a portion of SkyWest Airlines CRJ200 fleet and due to an increased volume of block hours during the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

●	SkyWest Airlines’ fuel expense decreased $0.4 million, or 0.7%, primarily due to a decrease in our average fuel cost per gallon from $2.52 for the six months ended June 30, 2018 to $2.50 for the six months ended June 30, 2019.

●	SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer.

●	SkyWest Airlines’ other operating expense increased $16.0 million, or 15.4%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added subsequent to June 30, 2018 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

ExpressJet Segment Loss. ExpressJet’s segment loss decreased $1.9 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to the sale of ExpressJet during the six months ended June 30, 2019.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $36.0 million during the six months ended June 30, 2019, compared to the six months ended June 30, 2018, primarily due to 25 E175 aircraft added to our fleet subsequent to June 30, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the six months ended June 30, 2019 and 2018, and our total cash and marketable securities positions as of June 30, 2019 and December 31, 2018 (in thousands):

	For the six months ended June 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$362,123	$350,822	$11,301	3.2%
Net cash used in investing activities	(249,049)	(547,734)	298,685	(54.5)%
Net cash provided by (used in) financing activities	(187,797)	190,848	(378,645)	(198.4)%

	June 30,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$253,661	$328,384	$(74,723)	(22.8)%
Marketable securities	295,900	360,945	(65,045)	(18.0)%
Total cash and marketable securities	$549,561	$689,329	$(139,768)	(20.3)%

Cash Flows provided by Operating Activities

The $11.3 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $64.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This increase in net cash provided by operating activities was partially offset by changes in current asset and liability accounts.

Cash Flows used in Investing Activities

The $298.7 million decrease in cash used in investing activities was primarily due to the acquisition of 70 previously leased aircraft and five E175 aircraft and the related spare aircraft assets during the six months ended June 30, 2019, compared to the acquisition of 23 E175 aircraft and the related spare aircraft assets during the six months ended June 30, 2018, which in total represented an decrease of $227.9 million. Additionally, during the six months ended June 30, 2019, we sold ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million.

Cash Flows used in Financing Activities

The $378.6 million increase in cash used in financing activities was primarily related to the decrease in proceeds from the issuance of long-term debt of $99.9 million associated with five E175 aircraft and two previously leased aircraft acquired during the six months ended June 30, 2019, compared to proceeds from the issuance of debt of $383.6 million associated with 23 E175 aircraft acquired during the six months ended June 30, 2018. During the six months ended June 30, 2019, we used an additional $50.8 million as principal payments on long-term debt primarily due to the additional E175 aircraft acquired subsequent to June 30, 2018. Additionally, during the six months ended June 30, 2019, we used an additional $29.3 million to purchase treasury shares and make income tax payments towards vested employee equity awards.

Liquidity and Capital Resources as of June 30, 2019

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At June 30, 2019, our total capital mix was 43.0% equity and 57.0% long-term debt, compared to 41.1% equity and 58.9% long-term debt at December 31, 2018.

Significant Commitments and Obligations

General

See Note 6, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of June 30, 2019, we had a firm purchase commitment for seven E175 aircraft from Embraer, S.A. with scheduled delivery dates through 2021.

We have historically funded the majority of our aircraft acquisition cost with long-term debt. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select an appropriate method to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm order for seven E175 aircraft with approximately 85% debt and the remaining balance with cash.

Long-term Debt Obligations

As of June 30, 2019, we had $3.1 billion of long-term debt obligations, including current maturities, related to the acquisition of CRJ200, CRJ700, CRJ900 and E175 aircraft and spare engine financings. The average effective interest rate on the debt related to such aircraft and spare engine financings was approximately 4.2% at June 30, 2019.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other SkyWest Airlines obligations under aircraft financing and leasing agreements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the six months ended June 30, 2019, prorate flying arrangements represented approximately 16.9% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $14.1 million in fuel expense for the six months ended June 30, 2019.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At June 30, 2019, we had variable rate notes representing 0.1% of our total long-term debt compared to 0.2% of our long-term debt at December 31, 2018 and changes in interest rates are not expected to have a material adverse effect on our earnings.

We currently intend to finance the acquisition of new aircraft on order through long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire these aircraft. To the extent we place these aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted higher or lower to reflect changes in our aircraft financing interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of June 30, 2019, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the six months ended June 30, 2019, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02 “Leases (Topic 842)” that became effective January 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of June 30, 2019, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase programs during the three months ended June 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
April 1, 2019 – April 30, 2019	94,365	$58.28	94,365	$223,711
May 1, 2019 – May 31, 2019	174,303	$59.84	174,303	$213,281
June 1, 2019 — June 30, 2019	310,410	$60.21	310,410	$194,589
Total	579,078	$59.79	579,078	$194,589
(1)	In February 2019, our Board of Directors authorized a new stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of June 30, 2019, we had repurchased 972,073 shares of our common stock for $55.4 million under this authorization.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2019.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer