Form 10-Q
period 2019-09-30
SKYWEST INC
filed 2019-11-05
CIK 793733

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ⌧

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common stock, no par value	50,421,364

SKYWEST, INC.

QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	September 30,	December 31,
	2019	2018
	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$307,909	$328,384
Marketable securities	263,597	360,945
Income tax receivable	24,478	25,936
Receivables, net	77,532	64,194
Inventories, net	111,941	127,690
Prepaid aircraft rents	—	87,031
Other current assets	24,932	26,614
Total current assets	810,389	1,020,794

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	6,903,732	6,433,916
Deposits on aircraft	50,906	42,012
Buildings and ground equipment	248,405	291,544
	7,203,043	6,767,472
Less-accumulated depreciation and amortization	(1,906,345)	(1,761,728)
Total property and equipment, net	5,296,698	5,005,744

OTHER ASSETS:
Operating lease right-of-use assets	326,700	—
Long-term prepaid assets	—	181,830
Other assets	163,872	104,844
Total other assets	490,572	286,674
Total assets	$6,597,659	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30,	December 31,
	2019	2018
	(unaudited)
CURRENT LIABILITIES:
Current maturities of long-term debt	$362,582	$350,206
Accounts payable	328,854	331,982
Accrued salaries, wages and benefits	129,507	161,606
Current maturities of operating lease liabilities	87,472	—
Taxes other than income taxes	18,708	16,024
Other current liabilities	34,416	65,008
Total current liabilities	961,539	924,826

LONG-TERM DEBT, net of current maturities	2,622,236	2,809,768

DEFERRED INCOME TAXES PAYABLE	596,897	518,159

DEFERRED AIRCRAFT CREDITS	—	29,308

NONCURRENT OPERATING LEASE LIABILITIES	254,258	—

OTHER LONG-TERM LIABILITIES	46,469	66,870

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,742,904 and 81,239,289 shares issued, respectively	684,541	690,910
Retained earnings	2,012,691	1,776,585
Treasury stock, at cost, 31,252,786 and 29,850,999 shares, respectively	(580,972)	(503,182)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	2,116,260	1,964,281
Total liabilities and stockholders’ equity	$6,597,659	$6,313,212

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars and Shares in Thousands, Except per Share Amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
OPERATING REVENUES:
Flying agreements	$738,838	$816,057	$2,164,173	$2,377,659
Airport customer service and other	21,457	13,218	64,199	40,531
Total operating revenues	760,295	829,275	2,228,372	2,418,190
OPERATING EXPENSES:
Salaries, wages and benefits	251,414	301,378	752,768	901,775
Aircraft maintenance, materials and repairs	133,521	142,285	376,572	423,665
Depreciation and amortization	92,795	86,088	272,929	246,386
Aircraft fuel	31,063	30,258	87,570	87,208
Airport-related expenses	27,808	25,655	89,237	80,852
Aircraft rentals	17,676	36,827	55,840	119,015
Special items	—	—	21,869	—
Other operating expenses	59,577	68,859	184,634	206,511
Total operating expenses	613,854	691,350	1,841,419	2,065,412
OPERATING INCOME	146,441	137,925	386,953	352,778
OTHER INCOME (EXPENSE):
Interest income	3,542	2,283	11,081	5,692
Interest expense	(31,606)	(31,440)	(96,884)	(86,485)
Other income (expense), net	361	1,157	47,367	3,470
Total other expense, net	(27,703)	(28,000)	(38,436)	(77,323)
INCOME BEFORE INCOME TAXES	118,738	109,925	348,517	275,455
PROVISION FOR INCOME TAXES	27,399	26,879	80,945	62,189
NET INCOME	$91,339	$83,046	$267,572	$213,266

BASIC EARNINGS PER SHARE	$1.80	$1.60	$5.24	$4.10
DILUTED EARNINGS PER SHARE	$1.79	$1.57	$5.19	$4.03
Weighted average common shares:
Basic	50,746	52,039	51,111	52,002
Diluted	51,129	52,981	51,568	52,976

COMPREHENSIVE INCOME:
Net income	$91,339	$83,046	$267,572	$213,266
Net unrealized appreciation on debt securities, net of taxes	—	(2)	32	32
TOTAL COMPREHENSIVE INCOME	$91,339	$83,044	$267,604	$213,298

See accompanying notes to condensed consolidated financial statements

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2018	81,239	$690,910	$1,776,585	(29,851)	$(503,182)	$(32)	$1,964,281
Change in accounting principle and other (see Note 6)	—		(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	267,572	—	—	—	267,572
Net unrealized depreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	707	3,105	—	—	—	—	3,105
Sale of common stock under employee stock purchase plan	65	3,165	—	—	—	—	3,165
Stock-based compensation expense associated with equity awards, net of forfeitures	—	3,506	—	—	—	—	3,506
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,313)	—	(9,313)
Treasury stock purchases	—	—	—	(1,229)	(68,477)	—	(68,477)
Common stock purchased and cancelled	(268)	(16,145)					(16,145)
Cash dividends declared ($0.12 per share)	—	—	(18,325)	—	—	—	(18,325)
Balance at September 30, 2019	81,743	$684,541	$2,012,691	(31,253)	$(580,972)	$—	$2,116,260

Balance at June 30, 2019	81,703	$680,802	$1,927,412	(30,811)	$(555,969)	$—	$2,052,245
Net income	—	—	91,339	—	—	—	91,339
Exercise of common stock options and stock issued under equity award plan	13	185	—	—	—	—	185
Sale of common stock under employee stock purchase plan	27	1,545	—	—	—	—	1,545
Stock-based compensation expense associated with equity awards, net of forfeitures	—	2,009	—	—	—	—	2,009
Treasury stock purchases	—	—	—	(442)	(25,003)	—	(25,003)
Cash dividends declared ($0.12 per share)	—	—	(6,060)	—	—	—	(6,060)
Balance at September 30, 2019	81,743	$684,541	$2,012,691	(31,253)	$(580,972)	$—	$2,116,260

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY

(UNAUDITED)

(In Thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2017	80,398	$672,593	$1,516,957	(28,644)	$(435,178)	$(50)	$1,754,322
Net income	—	—	213,266	—	—	—	213,266
Net unrealized depreciation on marketable securities, net of tax of $11	—	—	—	—	—	32	32
Exercise of common stock options and stock issued under equity award plan	780	2,174	—	—	—	—	2,174
Sale of common stock under employee stock purchase plan	61	3,038	—	—	—	—	3,038
Stock based compensation expense associated with equity awards	—	10,363	—	—	—	—	10,363
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(428)	(25,164)	—	(25,164)
Treasury stock purchases	—	—	—	(239)	(13,556)	—	(13,556)
Cash dividends declared ($0.10 per share)	—	—	(15,602)	—	—	—	(15,602)
Balance at September 30, 2018	81,239	$688,168	$1,714,621	(29,311)	$(473,898)	$(18)	$1,928,873

Balance at June 30, 2018	81,105	$682,546	$1,636,768	(29,059)	$(458,645)	$(17)	$1,860,652
Net income	—	—	83,046	—	—	—	83,046
Net unrealized depreciation on marketable securities	—	—	—	—	—	(1)	(1)
Exercise of common stock options and stock issued under equity award plan	103	1,338	—	—	—	—	1,338
Sale of common stock under employee stock purchase plan	31	1,553	—	—	—	—	1,553
Stock based compensation expense associated with equity awards	—	2,731	—	—	—	—	2,731
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(250)	(15,161)	—	(15,161)
Treasury stock purchases	—	—	—	(2)	(92)	—	(92)
Cash dividends declared ($0.10 per share)	—	—	(5,193)	—	—	—	(5,193)
Balance at September 30, 2018	81,239	$688,168	$1,714,621	(29,311)	$(473,898)	$(18)	$1,928,873

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In Thousands)

	Nine months ended
	September 30,
	2019	2018
NET CASH PROVIDED BY OPERATING ACTIVITIES	$582,468	$573,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,469,091)	(1,575,991)
Sales of marketable securities	1,566,471	1,699,284
Proceeds from the sale of aircraft, property and equipment	25,604	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(419,508)	(848,723)
Buildings and ground equipment	(61,021)	(35,870)
Deposits on aircraft	(31,817)	—
Aircraft deposits applied towards acquired aircraft	23,298	21,421
Net cash received from sale of ExpressJet subsidiary	53,200	—
Decrease (increase) in other assets	7,570	(2,479)
NET CASH USED IN INVESTING ACTIVITIES	(305,294)	(742,358)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	99,914	626,163
Principal payments on long-term debt	(291,250)	(262,923)
Net proceeds from issuance of common stock	6,270	5,212
Purchase of treasury and common stock and employee income tax paid on equity awards	(93,935)	(38,720)
Increase in debt issuance cost	(1,242)	(3,182)
Payment of cash dividends	(17,406)	(14,550)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(297,649)	312,000

Increase (decrease) in cash and cash equivalents	(20,475)	142,769
Cash and cash equivalents at beginning of period	328,384	181,792
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$307,909	$324,561

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$3,662	$10,346
Debt assumed on aircraft acquired under operating leases	$14,475	$59,132
Engines contributed to joint venture	$22,313	$—
Non-cash assets used to acquire aircraft under operating leases	$153,566	$—
Lease liability arising from the recognition of right-of-use asset	$456,472	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$100,100	$85,611
Income taxes	$2,415	$2,382

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$(101,448)	$—
Decrease in carrying amount of liabilities	68,341	—
Cash received from buyers	79,632	—
Gain on sale of subsidiary	$46,525	$—

See accompanying notes to condensed consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 — Condensed Consolidated Financial Statements

Basis of Presentation

The condensed consolidated financial statements of SkyWest, Inc. (“SkyWest” or the “Company”) and its operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”) and its leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). The Company’s financial and operating results presented in this Report include the financial results of ExpressJet for the period of time ExpressJet was operating as a subsidiary of the Company. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the following disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary to present fairly the results of operations for the interim periods presented. All adjustments are of a normal recurring nature, unless otherwise disclosed. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. Early adoption is permitted as of January 1, 2019. The Company anticipates adopting Topic 326 beginning January 1, 2020 and is currently evaluating the impact of this update on the consolidated financial statements.

Recently Adopted Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”). Topic 842 and subsequently issued amendments require certain leases with durations longer than 12 months to be recognized on the balance sheet. The Company adopted Topic 842 effective January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company’s contracts are or contain leases, (2) lease classification and (3) initial direct costs. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior years presented. If this adoption method is elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. The Company elected this adoption method and recognized a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2019.

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor. The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The consolidated financial statements for the three and nine months ended September 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 6, "Leases, Commitments and Contingencies," for more information.

Note 2 — Flying Agreements Revenue and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as airport landing fees and airport rents. Under the fixed-fee arrangements, the Company’s performance obligation is met when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the nine months ended September 30, 2019, fixed-fee arrangements represented approximately 82.1% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the nine months ended September 30, 2019, prorate flying arrangements represented approximately 17.9% of the Company’s flying agreements revenue.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. Additionally, airport customer service and other revenues includes revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.3 billion of property and equipment, net as of September 30, 2019, $76.7 million of regional jet aircraft and spare engines was leased to third parties under operating leases as of September 30, 2019. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases. The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of September 30, 2019 (in thousands):

October 2019 through December 2019	$4,975
2020	17,733
2021	17,333
2022	10,775
2023	4,549
Thereafter	14,521
$69,886

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the three-and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Capacity purchase agreements revenue: flight operations	$385,537	$472,952	$1,155,814	$1,404,801
Capacity purchase agreements revenue: aircraft lease revenue	207,467	208,813	621,526	599,188
Prorate agreements revenue	145,834	134,292	386,833	373,670
Flying agreements revenue	$738,838	$816,057	$2,164,173	$2,377,659

A portion of the Company’s compensation under its fixed-fee agreements is designed to reimburse the Company for certain aircraft ownership costs. The consideration for aircraft ownership costs varies by agreement but is intended to cover either the Company’s aircraft principal and interest debt service costs, its aircraft depreciation and interest expense or its aircraft lease expense costs while the aircraft is under contract. The consideration received for the use of the aircraft under the Company’s fixed-fee agreements is reflected as lease revenue, inasmuch as the agreements identify the “right of use” of a specific type and number of aircraft over a stated period of time. The lease revenue associated with the Company’s fixed-fee agreements is accounted for as an operating lease and is reflected as flying agreements revenue on the Company’s consolidated statements of comprehensive income. The Company has not separately stated aircraft rental income and aircraft rental expense in the consolidated statement of comprehensive income since the use of the aircraft is not a separate activity of the total service provided.

The Company’s fixed-fee and prorate agreements include weekly provisional cash payments from the respective major airline partner based on a projected level of flying each month. The Company and each major airline partner subsequently reconcile these payments to the actual completed flight activity on a monthly or quarterly basis. In the event a flying agreement includes a mid-term rate reset to adjust rates prospectively and the contractual rates under the Company’s flying agreements have not been finalized at quarterly or annual financial statement dates, the Company applies the variable constraint guidance under ASU No. 2014-09, “Revenue from Contracts with Customers, (Topic 606)” (“Topic 606”), where the Company records revenue to the extent it believes that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

In several of the Company’s agreements, the Company is eligible to receive incentive compensation upon the achievement of certain performance criteria. The incentives are defined in the agreements and are measured and determined on a monthly or quarterly basis. At the end of each period during the term of an agreement, the Company calculates the incentives achieved during that period and recognizes revenue attributable to that agreement accordingly, subject to the variable constraint guidance under Topic 606.

The following table summarizes the significant provisions of each code-share agreement SkyWest Airlines has with each major airline partner:

Delta Connection Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • CRJ 900 • E175	55 14 43 54	• Individual aircraft have scheduled removal dates from 2019 to 2029
Delta Connection Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	28	• Terminable with 30-day notice

United Express Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	• CRJ 200 • CRJ 700 • E175	67 19 65	• Individual aircraft have scheduled removal dates from 2020 to 2029
United Express Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	33	• Terminable with 120-day notice

American Agreements
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	• CRJ 700	66	• Individual aircraft have scheduled removal dates from 2022 to 2025
American Prorate Agreement (revenue-sharing arrangement)	• CRJ 200	7	• Terminable with 120-day notice

Alaska Capacity Purchase Agreement
Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	• E175	32	• Individual aircraft have scheduled removal dates from 2027 to 2030

In addition to the contractual arrangements described above, SkyWest Airlines has entered into a fixed-fee agreement with Delta to place additional Embraer E175 dual-class regional jet aircraft (“E175”) into service. As of September 30, 2019, the Company was scheduled to take delivery of eleven new E175 aircraft in connection with its agreement with Delta (five aircraft in the fourth quarter of 2019 and six aircraft in 2020). Final delivery dates may be adjusted based on various factors. Each new E175 aircraft will replace either a Canadair CRJ900 regional jet aircraft (“CRJ900”) or a Canadair CRJ700 regional jet aircraft (“CRJ700”) scheduled to expire under SkyWest Airlines’ flying contract with Delta. Separate from these new aircraft deliveries, the Company is scheduled to add six used E175 aircraft to be financed by Delta under the Delta agreement during 2020.

SkyWest Airlines also entered into an agreement with Delta to operate 13 CRJ900 aircraft under a fixed-fee agreement. As of September 30, 2019, SkyWest Airlines had placed 12 of these CRJ900 aircraft into service with Delta. The delivery date for the remaining aircraft is expected to take place during 2020. The remaining new CRJ900 aircraft will replace a CRJ700 scheduled to expire under SkyWest Airlines’ flying contract with Delta.

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

Note 3 — Share-Based Compensation and Stock Repurchases

During the nine months ended September 30, 2019, the Company granted 104,120 restricted stock units and 87,864 performance shares to certain employees of the Company and its subsidiaries under the SkyWest, Inc. 2010 Long-Term Incentive Plan and the SkyWest, Inc. 2019 Long-Term Incentive Plan. Both the restricted stock units and performance shares have a three-year vesting period, during which the recipient must remain employed with the Company or one of the Company’s subsidiaries. The number of performance shares awardable from the 2019 grants can range from 0% to 200% of the original amount granted depending on the Company’s performance over the three-year vesting period against the pre-established targets. Upon vesting, each restricted stock unit and performance share will be replaced with one share of common stock. The weighted average fair value of these restricted stock units and performance shares on their date of grant was $48.73 per share. During the nine months ended September 30, 2019, the Company did not grant any options to purchase shares of common stock. Additionally, during the nine months ended September 30, 2019, the Company granted 18,576 fully vested shares of common stock to the Company’s directors at a grant date fair value of $48.45.

The Company accounts for forfeitures of stock options, restricted stock units and performance share grants when forfeitures occur. The estimated fair value of the stock options, restricted stock units and performance shares is amortized over the applicable vesting periods. During the nine months ended September 30, 2019 and 2018, the Company recorded pre-tax share-based compensation expense of $8.0 million and $10.4 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during the nine months ended September 30, 2019.

During the nine months ended September 30, 2019, the Company repurchased 1,496,648 shares of its common stock for $84.6 million and paid $9.3 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.  During the nine months ended September 30, 2018, the Company repurchased 427,869 shares of its common stock for $25.2 million and paid $13.6 million for the income tax obligation on vested employee equity awards and issued the net, after-tax shares to employees.

Note 4 — Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income per common share. During the nine months ended September 30, 2019, 150,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2019. During the nine months ended September 30, 2018, 207,000 performance shares (at target performance) were excluded from the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of September 30, 2018.

The calculation of the weighted average number of shares of common stock outstanding for Basic EPS and Diluted EPS for the periods indicated (in thousands, except per share data) is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net Income	$91,339	$83,046	$267,572	$213,266

Denominator:
Weighted average number of common shares outstanding	50,746	52,039	51,111	52,002
Effect of outstanding share-based awards	383	942	457	974
Weighted average number of shares for diluted net income per common share	51,129	52,981	51,568	52,976

Basic earnings per share	$1.80	$1.60	$5.24	$4.10
Diluted earnings per share	$1.79	$1.57	$5.19	$4.03

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

The following represents the Company’s segment data for the three-month periods ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$641,947	$—	$118,348	$760,295
Operating expense	560,646	—	53,208	613,854
Depreciation and amortization expense	43,353	—	49,442	92,795
Interest expense	3,165	—	28,441	31,606
Segment profit (loss) (2)	78,136	—	36,699	114,835
Total assets (as of September 30, 2019)	2,744,191	—	3,853,468	6,597,659
Capital expenditures (including non-cash)	67,394	—	34,597	101,991

	Three months ended September 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$607,052	$140,155	$82,068	$829,275
Operating expense	512,278	139,736	39,336	691,350
Depreciation and amortization expense	39,651	8,683	37,754	86,088
Interest expense	4,044	649	26,747	31,440
Segment profit (loss) (2)	90,730	(230)	15,985	106,485
Identifiable intangible assets, other than goodwill	—	1,224	—	1,224
Total assets (as of September 30, 2018)	2,251,563	565,266	3,368,031	6,184,860
Capital expenditures (including non-cash)	44,689	3,069	273,808	321,566

(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

The following represents the Company’s segment data for the nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30, 2019
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,854,803	$24,050	$349,519	$2,228,372
Operating expense	1,651,966	28,690	160,763	1,841,419
Depreciation and amortization expense	124,048	971	147,910	272,929
Special Items	18,508	3,361	—	21,869
Interest expense	10,699	—	86,185	96,884
Segment profit (loss) (2)	192,138	(4,640)	102,571	290,069
Total assets (as of September 30, 2019)	2,744,191	—	3,853,468	6,597,659
Capital expenditures (including non-cash)	184,019	—	468,213	652,232

	Nine months ended September 30, 2018
	SkyWest		SkyWest
	Airlines	ExpressJet	Leasing	Consolidated
Operating revenues (1)	$1,750,827	$444,943	$222,420	$2,418,190
Operating expense	1,505,298	455,084	105,030	2,065,412
Depreciation and amortization expense	115,979	30,044	100,363	246,386
Interest expense	12,722	2,264	71,499	86,485
Segment profit (loss) (2)	232,807	(12,405)	45,891	266,293
Identifiable intangible assets, other than goodwill	—	1,224	—	1,224
Total assets (as of September 30, 2018)	2,251,563	565,266	3,368,031	6,184,860
Capital expenditures (including non-cash)	121,010	5,996	827,065	954,071
(1)	Prorate revenue and airport customer service revenue are primarily reflected in the SkyWest Airlines segment.
(2)	Segment profit (loss) is equal to operating income less interest expense.

Note 6 — Leases, Commitments and Contingencies

Effective January 1, 2019, the Company adopted Topic 842. The Company leases property and equipment under operating leases. For leases with durations longer than 12 months, the Company recorded the related operating lease right-of-use asset and operating lease liability at the present value of lease payments over the term. The Company used its incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Aircraft

During the first quarter of 2019, the Company acquired 52 CRJ aircraft under an early lease buyout arrangement with the lessor for $111.7 million. During the third quarter of 2019, the Company acquired four CRJ900 aircraft under an early lease buyout arrangement with the lessor for $30.0 million. As of September 30, 2019, the Company had 91 aircraft under operating leases with remaining terms ranging from less than one year to ten years.

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

Airport facilities

The Company has operating leases for facility space including airport terminals, office space, cargo warehouses and maintenance facilities. The Company generally leases this space from government agencies that control the use of the airport. The remaining lease terms for facility space vary from one month to 37 years. The Company’s operating leases with lease rates that are variable based on airport operating costs, use of the facilities or other variable factors are excluded from the Company’s right-of-use assets and operating lease liabilities in accordance with accounting guidance.

Leases

As of September 30, 2019, the Company’s right-of-use assets were $326.7 million, the Company’s current maturities of operating lease liabilities were $87.5 million, and the Company’s noncurrent lease liabilities were $254.3 million. During the nine months ended September 30, 2019, the Company paid $58.6 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of September 30, 2019.

September 30, 2019
Weighted-average remaining lease term
Operating leases	6.75 years
Weighted-average discount rate
Operating leases	6.4%

The Company’s lease costs for the three- and nine-months ended September 30, 2019 and 2018 included the following components (in thousands):

	For the three months ended September 30,
	2019	2018
Operating lease cost	$25,173	$42,286
Variable and short-term lease cost	1,343	1,184
Sublease income	(357)	—
Total lease cost	$26,159	$43,470

	For the nine months ended September 30,
	2019	2018
Operating lease cost	$80,041	$140,544
Variable and short-term lease cost	4,164	3,996
Sublease income	(357)	—
Total lease cost	$83,848	$144,540

As of September 30, 2019, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of September 30, 2019 (in thousands):

October 2019 through December 2019	$17,603
2020	91,892
2021	80,540
2022	70,900
2023	65,521
Thereafter	103,819
$430,275

As of September 30, 2019, the Company had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. (“Embraer”) with scheduled delivery dates through 2020. The Company has also agreed to purchase seven used CRJ700 aircraft from a third party with anticipated delivery dates in 2020.

The following table summarizes the Company’s commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	Oct - Dec 2019	2020	2021	2022	2023	Thereafter
Operating lease payments for aircraft and facility obligations	$430,275	$17,603	$91,892	$80,540	$70,900	$65,521	$103,819
Firm aircraft and spare engine commitments	365,794	167,037	187,757	11,000	—	—	—
Interest commitments (1)	582,997	31,628	116,550	101,468	87,294	71,252	174,805
Principal maturities on long-term debt	3,008,588	91,192	361,131	344,937	358,586	367,322	1,485,420
Total commitments and obligations	$4,387,654	$307,460	$757,330	$537,945	$516,780	$504,095	$1,764,044

(1)	At September 30, 2019, the Company had variable rate notes representing only 0.1% of its total long-term debt.

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

As of September 30, 2019, and December 31, 2018, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$307,909	$307,909	$—	$—
Marketable securities
Bonds and bond funds	$207,538	$—	$207,538	$—
Commercial paper	56,059	—	56,059	—
	263,597	—	263,597	—
Total assets measured at fair value	$571,506	$307,909	$263,597	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$328,384	$328,384	$—	$—
Marketable securities
Bonds and bond funds	$229,783	$—	$229,783	$—
Commercial paper	131,162	—	131,162	—
	360,945	—	360,945	—
Total assets measured at fair value	$689,329	$328,384	$360,945	$—

The Company’s “marketable securities” classified as Level 2 securities primarily utilize broker quotes in a non-active market for valuation of these securities.

The Company did not make any significant transfers of securities between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2019. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of September 30, 2019, and December 31, 2018, the Company classified $263.6 million and $360.9 million of marketable securities, respectively, as short-term since it had the intent to maintain a liquid portfolio and the ability to redeem the securities within one year. As of September 30, 2019, and December 31, 2018, the cost of the Company’s total cash and cash equivalents and available for sale securities was $571.4 million and $689.4 million, respectively.

The fair value of the Company’s long-term debt classified as Level 2 debt was estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was estimated to be $2.98 billion as of September 30, 2019 and $3.16 billion as of December 31, 2018, as compared to the carrying amount of $3.01 billion as of September 30, 2019 and $3.19 billion as of December 31, 2018.

Note 8 — Long-Term Debt

Long-term debt consisted of the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Current portion of long-term debt	$366,248	$354,072
Current portion of unamortized debt issue cost, net	(3,666)	(3,866)
Current portion of long-term debt, net of debt issue costs	$362,582	$350,206

Long-term debt, net of current maturities	$2,642,340	$2,831,366
Long-term portion of unamortized debt issue cost, net	(20,104)	(21,598)
Long-term debt, net of current maturities and debt issue costs	$2,622,236	$2,809,768

Total long-term debt (including current portion)	$3,008,588	$3,185,438
Total unamortized debt issue cost, net	(23,770)	(25,464)
Total long-term debt, net of debt issue costs	$2,984,818	$3,159,974

During the nine months ended September 30, 2019, the Company took delivery of five E175 aircraft that the Company financed through $99.9 million of long-term debt. The debt associated with the five E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates ranging from 3.8% to 4.1% and is secured by the E175 aircraft. Additionally, the Company purchased two previously leased aircraft during the first quarter of 2019, for which the Company assumed $14.5 million of long-term debt. The debt associated with the two previously leased aircraft has a term of 18 months with monthly interest only payments with a fixed annual interest rate of 2.0% and is secured by the previously leased aircraft.

As of September 30, 2019, and December 31, 2018, the Company had $72.8 million and $78.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

Note 9 — Gain on Sale of ExpressJet

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

Note 10 — Special Items

During the nine months ended September 30, 2019, the Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased. In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company. As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during the nine months ended September 30, 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income.

Additionally, during the nine months ended September 30, 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. The Company had no special expense items for the three months ended September 30, 2019.

Note 11 — Investment in Other Companies

During the nine months ended September 30, 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 14 spare engines and sold the 14 spare engines to Aero Engines at net book value during the nine months ended September 30, 2019. Aero Engines had no debt outstanding as of September 30, 2019. As of September 30, 2019, the Company’s investment balance in Aero Engines was $22.6 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for the nine months ended September 30, 2019 was $0.3 million.

Note 12 — Income Taxes

The Company’s effective tax rate for the three months ended September 30, 2019 was 23.1%. The Company’s effective tax rate for the three months ended September 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $1.5 million discrete tax benefit from the release of a valuation allowance on federal limited net operating losses.

The Company’s effective tax rate for the nine months ended September 30, 2019 was 23.2%. The Company’s effective tax rate for the nine months ended September 30, 2019 varied from the federal statutory rate of 21.0% primarily due to the provision for state income taxes and the impact of non-deductible expenses, partially offset by a $3.6 million discrete tax benefit from excess tax deductions generated from employee equity transactions and a $1.5 million discrete tax benefit from the release of a valuation allowance on federal limited net operating losses that occurred during the nine months ended September 30, 2019.

Note 13 — Related Party Transactions

On June 13, 2019, the Company repurchased 268,025 shares of its common stock from Jerry Atkin, Chairman of the Board, at a price of $60.24 per share, representing the volume-weighted average price of the Company’s common stock over the five trading days immediately prior to such repurchase. The transaction was part of Mr. Atkin’s personal long-term strategy for asset diversification, tax and estate planning and to fund philanthropic and charitable efforts. The transaction was approved by the Company’s Audit Committee and was effected pursuant to the Company’s previously announced stock repurchase plan.

Note 14 — Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of September 30, 2019, the Company’s management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on the results of operations of SkyWest, Inc. (“SkyWest” “we” or “us”) during the three- and nine-month periods ended September 30, 2019 and 2018. Also discussed is our financial condition as of September 30, 2019 and December 31, 2018. You should read this discussion in conjunction with our condensed consolidated financial statements for the three and nine months ended September 30, 2019, including the notes thereto, appearing elsewhere in this Report. This discussion and analysis contains forward-looking statements. Please refer to the section of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” for discussion of uncertainties, risks and assumptions associated with these statements.

On January 22, 2019, we completed the sale of our former wholly owned subsidiary ExpressJet Airlines, Inc. (“ExpressJet”). Our financial and operating results for the periods ended September 30, 2019 and September 30, 2018, and our financial position as of December 31, 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods, as we concluded that the sale of ExpressJet did not meet the criteria for presentation of discontinued operations.

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

Overview

We have the largest regional airline operations in the United States through our operating subsidiary SkyWest Airlines, Inc. (“SkyWest Airlines”). As of September 30, 2019, SkyWest Airlines offered scheduled passenger service with approximately 2,300 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Our fleet of Embraer E175 regional jet aircraft (“E175”), Canadair CRJ900 regional jet aircraft (“CRJ900”) and Canadair CRJ700 regional jet aircraft (“CRJ700”) have a multiple-class seat configuration, whereas our Canadair CRJ200 regional aircraft (“CRJ200”) have a single-class seat configuration. As of September 30, 2019, SkyWest Airlines had a total fleet of 530 aircraft, of which 483 were in scheduled service, summarized as follows:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	83	14	43	54	194
United	100	19	—	65	184
American	7	66	—	—	73
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	99	43	151	483
Subleased to an un-affiliated entity	4	4	5	—	13
Other*	16	18	—	—	34
Total	210	121	48	151	530

*As of September 30, 2019, these aircraft have been removed from service and are aircraft transitioning between code-share agreements with our major airline partners or are being prepared to be leased to third parties.

As of September 30, 2019, approximately 40.2% of our aircraft in scheduled service was operated for Delta, approximately 38.1% was operated for United, approximately 15.1% was operated for American and approximately 6.6% was operated for Alaska.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements, typically in the form of fixed-fee arrangements or prorate arrangements, each as defined below, between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally dependent on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. From September 30, 2018 to September 30, 2019, we have added 13 new E175 aircraft and eleven new CRJ900 aircraft to our fleet, and removed 100 Embraer ERJ145 regional jet aircraft (“ERJ145”) and Embraer ERJ135 regional jet aircraft (“ERJ135”) and 28 CRJ700 aircraft that were operating under less profitable or unprofitable flying agreements.

We anticipate our fleet will continue to evolve, as we are scheduled to add eleven new E175 and one new CRJ900 aircraft to existing fixed-fee agreements by the end of 2020. We anticipate these new aircraft will be replacing older CRJ900 and CRJ700 aircraft currently operating under fixed-fee agreements. In addition to the new aircraft deliveries, we are scheduled to take delivery of six used E175 aircraft to be financed by Delta under our agreement with Delta in 2020. Our primary objective in the fleet changes is to improve our profitability by adding aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, while removing aircraft that were operating under less profitable or unprofitable arrangements.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee agreements,” “fixed-fee contracts,” “contract flying arrangements” or “capacity purchase agreements”) and revenue-sharing arrangements (referred to as “prorate” arrangements). For the nine months ended September 30, 2019, contract flying revenue and prorate revenue represented approximately 82.1% and 17.9%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures. On prorate routes, our revenue may fluctuate based on ticket prices and passenger loads and we are responsible for all costs to operate the flight, including fuel.

Third Quarter Summary

Our total operating revenues of $760.3 million for the three months ended September 30, 2019 decreased 8.3% compared to total operating revenues of $829.3 million for the three months ended September 30, 2018. We had net income of $91.3 million, or $1.79 per diluted share, for the three months ended September 30, 2019, compared to net income of $83.0 million, or $1.57 per diluted share, for the three months ended September 30, 2018.

Significant items affecting our financial performance during the three months ended September 30, 2019 are outlined below.

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our fixed-fee arrangements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. During the three months ended September 30, 2019, we had a net decrease in the number of aircraft operating under fixed-fee agreements, primarily related to the sale of ExpressJet during the three months ended March 31, 2019. As summarized under the Fleet activity section below, from September 30, 2018 to September 30, 2019, we removed 128 aircraft from service that were operating under less profitable flying contracts and added 37 aircraft to new or existing fixed-fee arrangements at improved economics. The number of aircraft available for scheduled service decreased from 574 aircraft at September 30, 2018 to 483 at September 30, 2019. Our completed block hours decreased 16.1% over the same period primarily due to the sale of ExpressJet and the corresponding decrease in block hours generated by ExpressJet.

Our total revenues decreased $69.0 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018, due to the sale of ExpressJet and the corresponding decrease in revenue associated with ExpressJet flying contracts. ExpressJet revenue was $140.2 million for the three months ended September 30, 2018. Revenue from SkyWest Airlines and our leasing subsidiary SkyWest Leasing, Inc. (“SkyWest Leasing”) increased from $689.1 million for the three months ended September 30, 2018 to $760.3 million for the three months ended September 30, 2019. This increase in revenue was primarily related to additional revenue generated from 13 new E175 aircraft and eleven new CRJ900 aircraft added under fixed-fee contracts since September 30, 2018.

Operating Expenses

Our total operating expenses decreased $77.5 million for the three months ended September 30, 2019, compared to the three months ended September 30, 2018. This decrease was due to the sale of ExpressJet and the corresponding reduction in ExpressJet operating expenses, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since September 30, 2018. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet activity

The following table summarizes our fleet scheduled for service as of September 30, 2019 and 2018:

Aircraft in Service	September 30, 2019	September 30, 2018
CRJ200s	190	185
CRJ700s	99	114
CRJ900s	43	37
ERJ145/135s	—	100
E175s	151	138
Total	483	574

Changes in our fleet activity from September 30, 2018 to September 30, 2019 are summarized as follows:

Aircraft available for scheduled service at September 30, 2018:		574
Additions:
New E175 aircraft:	13
New CRJ900 aircraft:	11
New aircraft added to fleet:		24

Used aircraft transitioned back into service, net		13

ExpressJet removals:
ERJ145/ERJ135 aircraft:	(100)
CRJ700 aircraft:	(28)
Total ExpressJet removals:		(128)

Aircraft available for scheduled service at September 30, 2019:		483

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

Results of Operations

Three Months Ended September 30, 2019 and 2018

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the periods identified below:

	For the three months ended September 30,
	2019	2018	% Change
SkyWest Airlines block hours	375,933	355,264	5.8%
ExpressJet block hours	—	92,761	(100.0)%
Total block hours	375,933	448,025	(16.1)%

SkyWest Airlines Only
Departures	219,272	207,074	5.9%
Passengers carried	11,568,831	10,784,556	7.3%
Passenger load factor	83.9%	83.0%	0.9	pts
Average passenger trip length (miles)	501	489	2.5%

During the three months ended September 30, 2018, ExpressJet had 54,308 departures and 2,087,099 passengers carried.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018	$ Change	% Change
Flying agreements	$738,838	$816,057	$(77,219)	(9.5)%
Airport customer service and other	21,457	13,218	8,239	62.3%
Total operating revenues	$760,295	$829,275	$(68,980)	(8.3)%

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

	For the three months ended September 30,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$385,537	$472,952	$(87,415)	(18.5)%
Capacity purchase agreements revenue: aircraft lease revenue	207,467	208,813	(1,346)	(0.6)%
Prorate agreements revenue	145,834	134,292	11,542	8.6%
Flying agreements revenue	$738,838	$816,057	$(77,219)	(9.5)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $87.4 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue. The decrease in “Capacity purchase agreement revenue: aircraft lease revenue” of $1.3 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from 13 new E175 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since September 30, 2018. The increase in prorate agreements revenue of $11.5 million was primarily due to an increase in the number of prorate flights operated during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

The $8.2 million increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

The following table summarizes our operating expenses and interest expense, (collectively, “Total airline expenses") for the periods indicated (dollar amounts in thousands):

	For the three months ended September 30,
	2019	2018	$ Change	% Change
Salaries, wages and benefits	$251,414	$301,378	$(49,964)	(16.6)%
Aircraft maintenance, materials and repairs	133,521	142,285	(8,764)	(6.2)%
Depreciation and amortization	92,795	86,088	6,707	7.8%
Aircraft fuel	31,063	30,258	805	2.7%
Airport-related expenses	27,808	25,655	2,153	8.4%
Aircraft rentals	17,676	36,827	(19,151)	(52.0)%
Other operating expenses	59,577	68,859	(9,282)	(13.5)%
Total operating expenses	$613,854	$691,350	$(77,496)	(11.2)%
Interest expense	31,606	31,440	166	0.5%
Total airline expenses	$645,460	$722,790	$(77,330)	(10.7)%

Salaries, wages and benefits. The $50.0 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs. The $8.8 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 fleet during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

Depreciation and amortization. The $6.7 million increase in depreciation and amortization expense was primarily due to the purchase of 13 E175 aircraft and spare engines subsequent to September 30, 2018.

Aircraft fuel. The $0.8 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased, partially offset by a decrease in our average fuel cost per gallon from $2.69 for the three months ended September 30, 2018 to $2.48 for the three months ended September 30, 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the three months ended September 30,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	12,510	11,245	11.2%
Fuel expense	$31,063	$30,258	2.7%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $2.2 million increase in airport-related expenses was primarily due to an increase in airport terminal rents and subcontract airport services related to our prorate operations during the three months ended September 30, 2019.

Aircraft rentals. The $19.2 million decrease in aircraft rentals was primarily due to the acquisition of 52 CRJ aircraft under an early lease buyout arrangement during the three months ended March 31, 2019 and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to September 30, 2018.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $9.3 million decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs associated with the decrease in expenses associated with that operation.

Interest Expense. The $0.2 million increase in interest expense was primarily related to the additional interest expense associated with the 13 E175 aircraft added to our fleet subsequent to September 30, 2019, which were debt financed.

Total airline expenses. The $77.3 million decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since September 30, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $1.3 million, or 55.1%, during the three months ended September 30, 2019, compared to the three months ended September 30, 2018. The increase in interest income was primarily related to an increase in interest earned from loans to third parties executed subsequent to September 30, 2018.

Other income (expense), net. During the three months ended September 30, 2019, we had other income, net of $0.4 million primarily related to investments in joint ventures with third parties. During the three months ended September 30, 2018, we had other income, net of $1.2 million primarily related to a gain on the sale of excess rotable spare parts sold during the three months ended September 30, 2018.

Income taxes. Our provision for income taxes was 23.1% and 24.5% for the three months ended September 30, 2019 and 2018, respectively. The decrease in the effective tax rate primarily relates to a tax benefit recorded in the three months ended September 30, 2019 for the release of a valuation allowance related to federal limited net operating losses.

Net income. Primarily due to the factors described above, we generated net income of $91.4 million, or $1.79 per diluted share, for the three months ended September 30, 2019, compared to net income of $83.0 million, or $1.57 per diluted share, for the three months ended September 30, 2018.

Nine months ended September 30, 2019 and 2018

Operational Statistics. The following table sets forth our major operational statistics and the associated percentage changes for the nine months ended September 30, 2019 and 2018:

	For the nine months ended September 30,
	2019	2018	% Change
SkyWest Airlines block hours	1,096,104	1,028,492	6.6%
ExpressJet block hours	16,904	295,074	(94.3)%
Total block hours	1,113,008	1,323,566	(15.9)%

SkyWest Airlines Only
Departures	627,799	592,139	6.0%
Passengers carried	32,566,966	30,101,561	8.2%
Passenger load factor	82.3%	81.6%	0.7	pts
Average passenger trip length (miles)	501	490	2.2%

During the nine months ended September 30, 2018, ExpressJet had 172,931 departures and 6,370,670 passengers carried. The number of ExpressJet departures and passengers carried was not significant for the nine months ended September 30, 2019, given that the sale of ExpressJet was completed in January 2019.

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Flying agreements	$2,164,173	$2,377,659	$(213,486)	(9.0)%
Airport customer service and other	64,199	40,531	23,668	58.4%
Total operating revenues	$2,228,372	$2,418,190	$(189,818)	(7.8)%

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

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,155,814	$1,404,801	$(248,987)	(17.7)%
Capacity purchase agreements revenue: aircraft lease revenue	621,526	599,188	22,338	3.7%
Prorate agreements revenue	386,833	373,670	13,163	3.5%
Flying agreements revenue	$2,164,173	$2,377,659	$(213,486)	(9.0)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $249.0 million was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from 13 new E175 aircraft and eleven new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since September 30, 2018. The increase in “Capacity purchase agreement revenue: aircraft lease revenue” of $23.3 million was primarily due to the 13 new E175 aircraft added subsequent to September 30, 2018. The increase in prorate agreement revenue of $13.2 million was primarily due to an increase in the number of prorate flights operated during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

The $23.7 million increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

The following table summarizes our Total airline expenses for the periods indicated (dollar amounts in thousands):

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Salaries, wages and benefits	$752,768	$901,775	$(149,007)	(16.5)%
Aircraft maintenance, materials and repairs	376,572	423,665	(47,093)	(11.1)%
Depreciation and amortization	272,929	246,386	26,543	10.8%
Airport-related expenses	89,237	80,852	8,385	10.4%
Aircraft fuel	87,570	87,208	362	0.4%
Aircraft rentals	55,840	119,015	(63,175)	(53.1)%
Special items	21,869	—	21,869	NM
Other operating expenses	184,634	206,511	(21,877)	(10.6)%
Total operating expenses	$1,841,419	$2,065,412	$(223,993)	(10.8)%
Interest expense	96,884	86,485	10,399	12.0%
Total airline expenses	$1,938,303	$2,151,897	$(213,594)	(9.9)%

Salaries, wages and benefits. The $149.0 million decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs. The $47.1 million decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs that corresponds with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 fleet and an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional 13 E175 aircraft added subsequent to September 30, 2018.

Depreciation and amortization. The $26.5 million increase in depreciation and amortization expense was primarily due to the purchase of 13 E175 aircraft and spare engines subsequent to September 30, 2018.

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $8.4 million increase in airport-related expenses was primarily due to an increase in airport terminal rents, subcontract airport services and deicing events related to our prorate operations during the nine months ended September 30, 2019.

Aircraft fuel. The $0.4 million increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased, partially offset by a decrease in our average fuel cost per gallon from $2.58 for the nine months ended September 30, 2018 to $2.49 for the nine months ended September 30, 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the nine months ended September 30,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	35,108	33,858	3.7%
Fuel expense	$87,570	$87,208	0.4%

Aircraft rentals. During the nine months ended September 30, 2019, we acquired 52 CRJ aircraft under an early lease buyout arrangement. The $55.8 million decrease in aircraft rentals was primarily due to the acquisition of these 52 CRJ aircraft and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to September 30, 2018.

Special Items. The $21.9 million special items expense for the nine months ended September 30, 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $21.9 million decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs associated with the decrease in expenses associated with that operation.

Interest Expense. The $10.4 million increase in interest expense was primarily related to the additional interest expense associated with the 13 E175 aircraft added to our fleet since September 30, 2018, which were debt financed.

Total airline expenses. The $213.6 million decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since September 30, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $5.4 million, or 94.7%, during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018. The increase in interest income was primarily related to an increase in interest rates subsequent to September 30, 2018, and an increase in interest earned from loans to third parties executed subsequent to September 30, 2018.

Other income (expense), net. During the nine months ended September 30, 2019, we had other income, net of $43.9 million primarily related to the gain on sale of ExpressJet. During the nine months ended September 30, 2018, we had other income, net of $3.5 million primarily related to a mark-to-market gain on trading securities and excess rotable spare parts sold during the nine months ended September 30, 2018.

Income taxes. Our provision for income taxes was 23.2% and 22.6% for the nine months ended September 30, 2019 and 2018, respectively. The increase in the effective tax rate primarily relates to a smaller discrete tax benefit from excess tax deductions generated from employee equity transactions that occurred during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, partially offset by a $1.5 million discrete tax benefit from the release of a valuation allowance on federal limited net operating losses that occurred during the nine months ended September 30, 2019.

Net income. Primarily due to the factors described above, we generated net income of $267.6 million, or $5.19 per diluted share, for the nine months ended September 30, 2019, compared to net income of $213.3 million, or $4.03 per diluted share, for the nine months ended September 30, 2018.

Our Business Segments

Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019 and following the sale of ExpressJet, we had two reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines and SkyWest Leasing. Our segment disclosure relates to components of our business for which separate financial information is available to, and regularly evaluated by, our chief operating decision maker. Our operating segments for the three months ended September 30,

2018, prior to the sale of ExpressJet were SkyWest Airlines, ExpressJet and SkyWest Leasing. During 2018, our corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

	For the three months ended September 30,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$641,947	$607,052	$34,895	5.7%
ExpressJet operating revenues	—	140,155	(140,155)	(100.0)%
SkyWest Leasing operating revenues	118,348	82,068	36,280	44.2%
Total Operating Revenues	$760,295	$829,275	$(68,980)	(8.3)%
Airline Expenses:
SkyWest Airlines airline expense	$563,811	$516,322	$47,489	9.2%
ExpressJet airline expense	—	140,385	(140,385)	(100.0)%
SkyWest Leasing airline expense	81,649	66,083	15,566	23.6%
Total Airline Expenses (1)	$645,460	$722,790	$(77,330)	(10.7)%
Segment profit (loss):
SkyWest Airlines segment profit	$78,136	$90,730	$(12,594)	(13.9)%
ExpressJet segment loss	—	(230)	230	(100.0)%
SkyWest Leasing profit	36,699	15,985	20,714	129.6%
Total Segment Profit	$114,835	$106,485	$8,350	7.8%
Interest Income	3,542	2,283	1,259	55.1%
Other Income (Expense), net	361	1,157	(796)	(68.8)%
Consolidated Income Before Taxes	$118,738	$109,925	$8,813	8.0%
(1)	Total Airline Expenses includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production increased to 375,933, or 5.8%, for the three months ended September 30, 2019, from 355,264 for the three months ended September 30, 2018, primarily due to the additional block hour production from 13 new E175 aircraft and eleven new CRJ900 aircraft added subsequent to September 30, 2018. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $34.9 million, or 5.7%, increase in SkyWest Airlines Operating Revenues for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily due to revenue associated with 13 E175 aircraft and eleven CRJ900 aircraft added subsequent to September 30, 2018.

The $47.5 million, or 9.2%, increase in SkyWest Airlines Airline Expenses for the three months ended September 30, 2019, compared to the three months ended September 30, 2018, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $30.4 million, or 13.8%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews and due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $24.3 million, or 22.7%, primarily attributable to an increase in maintenance parts expense and direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 fleet and due to an increased volume of block hours during the three months ended September 30, 2019 compared to the three months ended September 30, 2018.

●	SkyWest Airlines’ aircraft rental expenses decreased $17.9 million, or 51.4%, primarily due to the acquisition of 52 CRJ aircraft under an early lease buyout arrangement during the three months ended March 31, 2019 and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to September 30, 2018.

●	SkyWest Airlines’ other operating expense increased $3.9 million, or 7.0%, primarily due to an increase in the use of hotels for crews and an increase in direct operating costs associated with the increase in block hour production year-over-year.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $20.7 million during the three months ended September 30, 2019, compared to the three months ended September 30, 2018, primarily due to 13 E175 aircraft added to our fleet subsequent to September 30, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019 and 2018 for the applicable periods prior to the sale of ExpressJet, we had three reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing.

Corporate overhead expense was allocated to the operating expenses of SkyWest Airlines and ExpressJet.

The segment information presented for ExpressJet for the nine months ended September 30, 2019 reflects ExpressJet’s results prior to the sale of ExpressJet on January 22, 2019, when ExpressJet was operating as a subsidiary of the Company.

	For the nine months ended September 30,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
Operating Revenues:
SkyWest Airlines operating revenue	$1,854,803	$1,750,827	$103,976	5.9%
ExpressJet operating revenues	24,050	444,943	(420,893)	(94.6)%
SkyWest Leasing operating revenues	349,519	222,420	127,099	57.1%
Total Operating Revenues	$2,228,372	$2,418,190	$(189,818)	(7.8)%
Airline Expenses:
SkyWest Airlines airline expense	$1,662,665	$1,518,020	$144,645	9.5%
ExpressJet airline expense	28,690	457,348	(428,658)	(93.7)%
SkyWest Leasing airline expense	246,948	176,529	70,419	39.9%
Total Airline Expenses (1)	$1,938,303	$2,151,897	$(213,594)	(9.9)%
Segment profit (loss):
SkyWest Airlines segment profit	$192,138	$232,807	$(40,669)	(17.5)%
ExpressJet segment loss	(4,640)	(12,405)	7,765	(62.6)%
SkyWest Leasing profit	102,571	45,891	56,680	123.5%
Total Segment Profit	$290,069	$266,293	$23,776	8.9%
Interest Income	11,081	5,692	5,389	94.7%
Other Income (Expense), net	47,367	3,470	43,897	*
Consolidated Income Before Taxes	$348,517	$275,455	$73,062	26.5%
(1)	Total Airline Expenses includes operating expense and interest expense

* is more than 500%

SkyWest Airlines Segment Profit. SkyWest Airlines block hour production increased to 1,096,104, or 6.6%, for the nine months ended September 30, 2019, from 1,028,492 for the nine months ended September 30, 2018, primarily due to the additional block hour production from 13 new E175 aircraft and eleven new CRJ900 aircraft added subsequent to September 30, 2018. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $104.0 million, or 5.9%, increase in SkyWest Airlines Operating Revenues for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to revenue associated with 13 E175 aircraft and eleven CRJ900 aircraft added subsequent to September 30, 2018.

The $144.6 million, or 9.5%, increase in SkyWest Airlines Airline Expenses for the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $93.3 million, or 14.5%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews and due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $53.8 million, or 17.4%, primarily attributable to direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 fleet and an increase in the percentage of our fleet that is under long-term, Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional 13 E175 aircraft added subsequent to September 30, 2018.

●	SkyWest Airlines’ aircraft rental expenses decreased $58.3 million, or 52.1%, primarily due to the acquisition of 52 CRJ aircraft under an early lease buyout arrangement during the nine months ended September 30, 2019 and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to September 30, 2018.

●	SkyWest Airlines included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer.

●	SkyWest Airlines’ other operating expense increased $19.9 million, or 12.4%, primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added subsequent to September 30, 2018 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

ExpressJet Segment Loss. ExpressJet’s segment loss decreased $7.8 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to the sale of ExpressJet during the nine months ended September 30, 2019.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $56.7 million during the nine months ended September 30, 2019, compared to the nine months ended September 30, 2018, primarily due to 13 E175 aircraft added to our fleet subsequent to September 30, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the nine months ended September 30, 2019 and 2018, and our total cash and marketable securities positions as of September 30, 2019 and December 31, 2018 (in thousands):

	For the nine months ended September 30,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$582,468	$573,127	$9,341	1.6%
Net cash used in investing activities	(305,294)	(742,358)	437,064	(58.9)%
Net cash provided by (used in) financing activities	(297,649)	312,000	(609,649)	(195.4)%

	September 30,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$307,909	$328,384	$(20,475)	(6.2)%
Marketable securities	263,597	360,945	(97,348)	(27.0)%
Total cash and marketable securities	$571,506	$689,329	$(117,823)	(17.1)%

Cash Flows provided by Operating Activities

The $9.3 million increase in net cash provided by operating activities was primarily due to an increase in income before income taxes of $73.1 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The increase in income before taxes of $73.1 million included the gain on sale of ExpressJet of $46.5 million for the nine months ended September 30, 2019. The remaining increase in net cash provided by operating activities was partially offset by changes in current asset and liability accounts.

Cash Flows used in Investing Activities

The $437.1 million decrease in cash used in investing activities was primarily due to the reduction of new E175 aircraft acquired from 31 during the nine months ended September 30, 2018, compared to five for the nine months ended September 30, 2019. This reduction was partially offset by the acquisition of 74 used CRJ aircraft during the nine months ended September 30, 2019 including the 52 used CRJ aircraft purchased under an early lease buyout during the three months ended March 31, 2019. These changes represented a $429.2 million decrease in aircraft purchases. Additionally, during the nine months ended September 30, 2019, we sold ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million.

Cash Flows used in Financing Activities

The $609.6 million increase in cash used in financing activities was primarily related to the decrease in proceeds from the issuance of long-term debt of $99.9 million associated with five E175 aircraft and two previously leased aircraft acquired during the nine months ended September 30, 2019, compared to proceeds from the issuance of debt of $626.2 million associated with 31 E175 aircraft acquired during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we had an increase of $28.3 million in principal payments on long-term debt primarily due to the additional E175 aircraft acquired subsequent to September 30, 2018. Additionally, during the nine months ended September 30, 2019, we used an additional $55.2 million to purchase treasury shares and make income tax payments towards vested employee equity awards.

Liquidity and Capital Resources as of September 30, 2019

We believe that in the absence of unusual circumstances, the working capital currently available to us will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At September 30, 2019, our total capital mix was 44.7% equity and 55.3% long-term debt, compared to 41.1% equity and 58.9% long-term debt at December 31, 2018.

Significant Commitments and Obligations

General

See Note 6, "Leases, Commitments and Contingencies," to the condensed consolidated financial statements for our commitments and obligations for each of the next five years and thereafter.

Purchase Commitments and Options

As of September 30, 2019, we had a firm purchase commitment for eleven E175 aircraft from Embraer, S.A. with scheduled delivery dates through 2020. Additionally, as of September 30, 2019, we had agreed to purchase seven used CRJ700 aircraft from a third party with anticipated delivery dates in 2020.

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

Long-term Debt Obligations

As of September 30, 2019, we had $3.0 billion of long-term debt obligations, including current maturities, primarily related to the acquisition of E175 aircraft. The average effective interest rate on the debt related to such aircraft was approximately 4.2% at September 30, 2019.

Guarantees

We have guaranteed the obligations of SkyWest Airlines under the SkyWest Airlines Delta Connection Agreement and the SkyWest Airlines United Express Agreement for the E175 aircraft. In addition, we have guaranteed certain other SkyWest Airlines obligations under its aircraft financing and leasing agreements.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our fixed-fee arrangements, United, Delta, Alaska and American have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For the nine months ended September 30, 2019, prorate flying arrangements represented approximately 17.9% of our total flying agreements revenue. For illustrative purposes only, we have estimated the impact of the market risk of fuel price fluctuations on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $21.9 million in fuel expense for the nine months ended September 30, 2019.

Interest Rates

Our earnings may be affected by changes in interest rates due to our variable rate long-term debt. The interest rates applicable to variable rate debt may rise and increase our interest expense. At September 30, 2019, we had variable rate notes representing 0.1% of our total long-term debt compared to 0.2% of our long-term debt at December 31, 2018 and changes in interest rates are not expected to have a material adverse effect on our earnings.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of September 30, 2019, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the nine months ended September 30, 2019, we implemented changes to our processes in response to the adoption of Accounting Standards Update No. 2016-02 “Leases (Topic 842)” that became effective January 1, 2019. The operating effectiveness of these changes will be evaluated as part of our annual assessment of the effectiveness of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of September 30, 2019, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock purchase programs during the three months ended September 30, 2019.

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
August 1, 2019 – August 31, 2019	329,709	$56.00	329,709	$176,127
September 1, 2019 — September 30, 2019	111,584	$58.58	111,584	$169,590
Total	441,293	$56.65	441,293	$169,590
(1)	In February 2019, our Board of Directors authorized a new stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of September 30, 2019, we had repurchased 1,413,366 shares of our common stock for $80.4 million under this authorization.

ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer
31.2	Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2019.

SKYWEST, INC.

By	/s/ Robert J. Simmons
Robert J. Simmons
Chief Financial Officer