Form 10-K
period 2019-12-31
SKYWEST INC
filed 2020-02-18
CIK 793733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧	Accelerated filer ◻	Non-accelerated filer ◻	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing sale price of the registrant’s common stock on The Nasdaq Global Select Market) on June 28, 2019 was approximately $3,157,616,762.

As of February 12, 2020, there were 50,474,289 shares of the registrant’s common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s proxy statement to be used in connection with the registrant’s 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report as specified. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year ended December 31, 2019.

SKYWEST, INC.

ANNUAL REPORT ON FORM 10-K

PART I

Unless otherwise indicated in this Report, “SkyWest,” “we,” “us,” “our” and similar terms refer to SkyWest, Inc., including SkyWest’s wholly-owned subsidiary SkyWest Airlines, Inc. “SkyWest Airlines” refers to our wholly-owned subsidiary SkyWest Airlines, Inc., and "ExpressJet" refers to our former wholly-owned subsidiary ExpressJet Airlines, Inc.

On January 22, 2019, we completed the sale of ExpressJet. Our financial and operating results for the years ended December 31, 2017, 2018 and 2019, and our financial position as of December 31, 2018 contained in this Report, include the financial results and position of ExpressJet for those respective periods, as the sale of ExpressJet did not qualify for presentation of discontinued operations (see Note 2 in the accompanying financial statements).

Cautionary Statement Concerning Forward-Looking Statements

Certain of the statements contained in this Report should be considered “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “hope,” “likely,” and “continue” and similar terms used in connection with statements regarding our outlook, anticipated operations, the revenue environment, our contractual relationships, and our anticipated financial performance. These statements include, but are not limited to, statements about our future growth and development plans, including our future financial and operating results, our plans, objectives, expectations and intentions and other statements that are not historical facts. Readers should keep in mind that all forward-looking statements are based on our existing beliefs about present and future events outside of our control and on assumptions that may prove to be incorrect. If one or more risks identified in this Report materializes, or any other underlying assumption proves incorrect, our actual results will vary, and may vary materially, from those anticipated, estimated, projected, or intended for a number of reasons, including but not limited to: the challenges of competing successfully in a highly competitive and rapidly changing industry; developments associated with fluctuations in the economy and the demand for air travel; the financial stability of Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”) and any potential impact of their financial condition on our operations; fluctuations in flight schedules, which are determined by the major airline partners for whom SkyWest conducts flight operations; variations in market and economic conditions; significant aircraft lease and debt commitments; residual aircraft values and related impairment charges; the impact of global instability; labor relations and costs; potential fluctuations in fuel costs, and potential fuel shortages; the impact of weather-related or other natural disasters on air travel and airline costs; new aircraft deliveries; and the ability to attract and retain qualified pilots, as well as the other factors described below in Item 1A. Risk Factors.

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

ITEM 1. BUSINESS

General

We offer scheduled passenger service to destinations in the United States, Canada, Mexico and the Caribbean. Substantially all of our flights are operated as Delta Connection, United Express, American Eagle or Alaska Airlines flights under code-share arrangements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with Delta, United, American or Alaska, respectively. As of December 31, 2019, we offered approximately 2,300 daily departures, of which approximately 960 were Delta Connection flights, 850 were United Express flights, 340 were American Eagle flights and 150 were Alaska Airlines flights. We generally provide regional flying to our major airline partners under long-term, fixed-fee, code-share agreements. Under these fixed-fee agreements, our major airline partners generally pay us fixed rates for operating the aircraft primarily based on the number of completed flights, flight time and the number of aircraft under contract. The major airline partners either directly pay for or reimburse us for specified direct operating expenses (including fuel expense). Our operations are conducted principally from airports located in Chicago (O’Hare), Denver, Houston, Los Angeles, Minneapolis, Phoenix, Salt Lake City, San Francisco and Seattle.

SkyWest has been flying since 1972. During our long operating history, we have developed an industry-leading reputation for providing quality regional airline service. As of December 31, 2019, we had 483 aircraft in scheduled service consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	84	13	43	59	199
United	99	19	—	65	183
American	7	62	—	—	69
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	94	43	156	483
Subleased to an un-affiliated entity	4	10	5	—	19
Other*	20	22	—	—	42
Total Fleet	214	126	48	156	544

*As of December 31, 2019, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as supplemental spare aircraft, or are in the process of being parted out.

As of December 31, 2019, our fleet scheduled for service consisted of aircraft manufactured by Bombardier Aerospace (“Bombardier”) and Embraer S.A. (“Embraer”) summarized as follows:

Manufacturer	Aircraft Type	Seat Configuration
Bombardier	CRJ900s	76
Bombardier	CRJ700s	65-70
Bombardier	CRJ200s	50
Embraer	E175s	70-76

Bombardier and Embraer are the primary manufacturers of regional jets operated in the United States and offer many of the amenities of larger commercial jet aircraft, including flight attendant service, a stand-up cabin, overhead and under seat storage, lavatories and in-flight snack and beverage service. The speed of Bombardier and Embraer regional jets is comparable to larger aircraft operated by major airlines, and they have a range of approximately 1,600 miles and 2,100 miles, respectively.

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

We conduct our code-share operations with our major airline partners pursuant to the following agreements:

Major airline partner	Agreement
United	“United Express Agreements” and “United Express Prorate Agreement”
Delta	“Delta Connection Agreement” and “Delta Connection Prorate Agreement”
American	“American Agreement” and “American Prorate Agreement”
Alaska	“Alaska Agreement”

A summary of the terms for each of our code-share agreements is provided under the heading “Code-Share Agreements” below on page [6].

ExpressJet

Prior to our sale of ExpressJet in January 2019, ExpressJet provided regional jet service to airports primarily located in the Eastern and Midwestern United States, as well as Mexico, Canada and the Caribbean. ExpressJet’s operations were conducted principally from airports located in Atlanta, Chicago (O’Hare), Houston, Newark and New York.

SkyWest Leasing

The SkyWest Leasing segment includes revenue attributed to our Embraer E175 dual-class regional jet aircraft (“E175”) ownership cost earned under the applicable fixed-fee contracts, and the depreciation and interest expense of our E175 aircraft. The SkyWest Leasing segment’s total assets and capital expenditures include the acquired E175 aircraft. The SkyWest Leasing segment additionally includes the revenue and expense from leasing aircraft and engines to third parties.

Competition and Economic Conditions

The airline industry is highly competitive. SkyWest competes principally with other regional airlines. Our operations extend throughout most major geographic markets in the United States. Our competition includes, therefore, nearly every other domestic regional airline. Our primary competitors include Air Wisconsin Airlines Corporation (“Air Wisconsin”); Endeavor Air, Inc. (“Endeavor”) (owned by Delta); Envoy Air Inc. (“Envoy”), PSA Airlines, Inc. (“PSA”) and Piedmont Airlines (“Piedmont”) (Envoy, PSA and Piedmont are owned by American); ExpressJet (subsequent to January 2019); Horizon Air Industries, Inc. (“Horizon”) (owned by Alaska Air Group, Inc.); Mesa Air Group, Inc. (“Mesa”); Republic Airways Holdings Inc. (“Republic”); and Trans States Airlines, Inc. (“Trans States”). Major airlines typically award code-share flying arrangements to regional airlines based primarily upon the following criteria: ability to fly contracted schedules, availability of labor resources, including pilots, low operating cost, financial resources, geographical infrastructure, overall customer service levels relating to on-time arrival and flight completion percentages and the overall image of the regional airline.

The principal competitive factors for regional airline code-share arrangements include labor resources, code-share agreement terms, reliable flight operations, operating cost structure, ability to finance new aircraft, certification to operate certain aircraft types and geographical infrastructure and markets and routes served.

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

Regional airlines, including SkyWest, typically operate smaller aircraft on shorter distance routes than major and low-cost carriers. Several regional airlines, including Endeavor, Envoy, Horizon, Piedmont and PSA, are wholly-owned subsidiaries of major airlines.

Regional airlines generally do not try to establish an independent route system to compete with the major airlines. Rather, regional airlines typically enter into relationships with one or more major airlines, pursuant to which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a hub of the major airline and a smaller outlying city. In exchange for such services, the major airline pays the regional airline either a fixed flight fee, termed “contract” or “fixed-fee” flights, or the regional airline receives a percentage of applicable passenger ticket revenues, termed “prorate” or “revenue-sharing” flights, as described in more detail below.

Code-Share Agreements

Regional airlines generally enter into code-share agreements with major airlines, pursuant to which the regional airline is authorized to use the major airline’s two-letter flight designator codes to identify the regional airline’s flights and fares in the central reservation systems, to paint its aircraft with the colors and/or logos of the major airline and to market and advertise its status as a carrier for the major airline. Code-share agreements also generally obligate the major airline to provide services such as reservations, ticketing, ground support and gate access to the regional airline, and the major airline often coordinates marketing, advertising and other promotional efforts. In exchange, the regional airline provides a designated number of low-capacity (usually between 50 and 76 seats) flights between larger airports served by the major airline and surrounding cities, usually in lower-volume markets. The financial arrangements between the regional airlines and their code-share partners usually involve either fixed-fee arrangements or revenue-sharing arrangements as explained below:

●	Fixed-Fee Arrangements. Under a fixed-fee arrangement (referred to as a “fixed-fee arrangement,” “fixed-fee contract,” “contract flying” or a “capacity purchase agreement”), the major airline generally pays the regional airline a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) and block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on completion of flights, on-time performance and other operating metrics. The regional airline typically acquires or finances the aircraft used under the fixed-fee arrangement, which is considered a lease of the aircraft to our major airline partner. In addition, under a fixed fee arrangement, the major airline bears the risk of fuel price fluctuations and certain other costs. Regional airlines benefit from fixed-fee arrangements because they are protected from some of the elements that cause volatility in airline financial performance, including variations in ticket prices, number of passengers and fuel prices. However, regional airlines in fixed-fee arrangements generally do not benefit from positive trends in ticket prices, ancillary revenue, such as baggage and food and beverage fees, the number of passengers enplaned or fuel prices, because the major airlines retain passenger fare volatility risk and fuel costs associated with the regional airline flight.
●	Revenue-Sharing Arrangements. Under a revenue-sharing arrangement (referred to as a “revenue-sharing” arrangement or “prorate” arrangement), the major airline and regional airline negotiate a passenger fare proration formula for specifically identified routes, pursuant to which the regional airline receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on the regional airline and the other portion of their trip on the major airline. On the other hand, the regional airline receives all of the passenger fare when a passenger purchases a ticket on a route solely operated by the regional airline. Substantially all costs associated with the regional airline flight are borne by the regional airline. In a revenue-sharing arrangement, the regional airline may realize increased profits as ticket prices and passenger loads increase or fuel prices decrease and, correspondingly, the regional airline may realize decreased profits as ticket prices and passenger loads decrease or fuel prices increase.

We have code-share agreements with Delta, United, American and Alaska.

During the year ended December 31, 2019, approximately 82.0% of our flying agreements revenue related to fixed-fee contract flights, where Delta, United, American and Alaska controlled scheduling, ticketing, pricing and seat inventories. The remainder of our flying agreements revenue during the year ended December 31, 2019 related to prorate flights for Delta, United or American, where we controlled scheduling, pricing and seat inventories, and shared passenger fares with Delta, United or American according to prorate formulas. The routes placed under our prorate arrangements typically include flight service between one of our partners’ hub cities and a city not served under our fixed-fee arrangements.

Under our fixed-fee arrangements, our major airline partners compensate us for our costs of owning or leasing the aircraft on a monthly basis. The aircraft compensation structure varies by agreement but is intended to cover either our aircraft principal and interest debt service costs, our aircraft depreciation and interest expense or our aircraft lease expense costs while the aircraft is under contract. The number of aircraft under our fixed-fee arrangements and our prorate arrangements as of December 31, 2019 is reflected in the summary below. The following summaries of our code-share agreements with our major airline partners do not purport to be complete and are qualified in their entirety by reference to the applicable agreement.

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	● CRJ 200 ● CRJ 700 ● CRJ 900 ● E175	55 13 43 59	● Individual aircraft have scheduled removal dates from 2020 to 2029 ● The average remaining term of the aircraft under contract is 4.1 years
Delta Connection Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	29	● Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	● CRJ 200 ● CRJ 700 ● E175	68 19 65	● Individual aircraft have scheduled removal dates under the agreement between 2020 and 2029 ● The average remaining term of the aircraft under contract is 4.3 years
United Express Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	31	● Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	● CRJ 700	62	● Individual aircraft have scheduled removal dates from 2022 to 2025 ● The average remaining term of the aircraft under contract is 4.1 years
American Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	7	● Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	● E175	32	● Individual aircraft have scheduled removal dates from 2027 to 2030 ● The average remaining term of the aircraft under contract is 9.2 years

In addition to the contractual arrangements described above, SkyWest Airlines has entered into fixed-fee agreements with Delta and American to place additional E175 aircraft into service. As of December 31, 2019, SkyWest Airlines is scheduled to take delivery of six new E175 aircraft in connection with its agreement with Delta and 20 new E175 aircraft in connection with its agreement with American. The delivery dates for the new E175 aircraft are currently scheduled to take place by the end of 2021. Final delivery dates may be adjusted based on various factors. Additionally, SkyWest Airlines is scheduled to add an additional six used E175 aircraft under the Delta fixed-fee agreement during 2020.

SkyWest Airlines also has an agreement with Delta to place one CRJ900 regional jet aircraft (“CRJ900”) in 2020 under a nine-year fixed-fee agreement. We anticipate Delta will finance the aircraft.

SkyWest Airlines also has an agreement with American to place ten used CRJ700 regional aircraft (“CRJ700”) under a multi-year contract. As of December 31, 2019, SkyWest Airlines had placed two of these CRJ700 aircraft into service with American. We anticipate acquiring five CRJ700 aircraft from a third party and internally sourcing three CRJ700s through other contract expirations.

Delta Connection Agreements

We and Delta are parties to a Delta Connection Agreement (the "Delta Connection Agreement"), pursuant to which we provide contract flight services for Delta.

The Delta Connection Agreement has a latest scheduled termination date of 2029. The Delta Connection Agreement is subject to early termination in various circumstances, including:

●	if we or Delta commit a material breach of the Delta Connection Agreement, subject to 30-day notice and cure rights;
●	if we fail to conduct all flight operations and maintain all aircraft under the Delta Connection Agreement in compliance in all material respects with applicable government regulations;
●	if we fail to satisfy certain performance and safety requirements; or
●	if either party files for bankruptcy, reorganization or similar action (subject to limitations imposed by the U.S. Bankruptcy Code) or makes an assignment for the benefit of creditors.

United Express Agreements

We and United are parties to two United Express agreements: a United Express agreement to operate certain CRJ200s regional aircraft (“CRJ200”) and CRJ700s, and a United Express agreement to operate E175 aircraft (collectively, the “United Express Agreements”).

The United Express Agreements have a latest scheduled termination date in 2029. The United Express Agreements are subject to early termination in various circumstances including:

●	if we or United fail to fulfill an obligation under the United Express Agreements for a period of 60 days after written notice to cure;
●	if our operations fall below certain performance levels for a period of three consecutive months;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party becomes insolvent, fails to pay its debts when due, takes action leading to its cessation as a going concern, makes an assignment of substantially all of its assets, or ceases or suspends operations; or

●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced against either party and certain specified conditions are not satisfied.

American Agreement

We and American are parties to an agreement (the “American Agreement”) for the operation of CRJ700 aircraft. The American Agreement for CRJ700 aircraft is scheduled to terminate in 2025 and is subject to early termination in various circumstances including:

●	if we or American fail to fulfill any obligation under the American Agreement for a period of 30 days after written notice to cure;
●	if our operations fall below certain performance levels;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced against either party and certain specified conditions are not satisfied

Alaska Agreement

We and Alaska are parties to a Capacity Purchase Agreement (the “Alaska Agreement”) for the operation of E175 aircraft. The agreement has a 12-year term for each of the aircraft subject to the agreement. The Alaska Agreement is subject to early termination in various circumstances including:

●	if we or Alaska fail to fulfill an obligation under the Alaska Capacity Purchase Agreement for a period of 30 days after written notice to cure;
●	if our operational performance falls below certain performance levels;
●	subject to limitations imposed by the U.S. Bankruptcy Code, if either party makes a general assignment for the benefit of creditors or becomes insolvent; or
●	subject to limitations imposed by the U.S. Bankruptcy Code, if bankruptcy proceedings are commenced against either party and certain specified conditions are not satisfied.

Training and Aircraft Maintenance

SkyWest provides substantially all training to our crew members and maintenance personnel at our training facilities. Our employees perform routine airframe and engine maintenance along with periodic inspections of equipment at our maintenance facilities. We also use third-party vendors for certain airframe and engine maintenance work.

Fuel

Our fixed-fee agreements with Delta, United, American and Alaska require the respective major airline partner to either directly pay for or reimburse us for the fuel costs we incur under those agreements, thereby reducing our exposure to fuel price fluctuations. Under our prorate agreements with Delta, United and American, we are responsible for the costs to operate the flights, including fuel costs, and therefore we are exposed to fuel price fluctuations for flights operated under our prorate agreements. During the year ended December 31, 2019, United and Delta purchased the majority of the fuel for our aircraft flying under their respective fixed-fee agreements directly from their fuel vendors. Historically, we have not experienced problems with the availability of fuel, and believe we will be able to obtain fuel in quantities sufficient to meet our existing and anticipated future requirements at competitive prices. Standard industry fuel purchase contracts generally do not provide protection against fuel price increases, nor do they ensure availability of supply. We typically purchase fuel from third-party suppliers for our prorate agreements. A substantial increase in the price of jet fuel for flights we operate under our prorate agreements, or the lack of adequate fuel supplies in the future, could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Employee Matters

Collective Bargaining

As of December 31, 2019, SkyWest and SkyWest Airlines collectively employed approximately 13,700 full-time equivalent employees, consisting of 5,239 pilots, 4,126 flight attendants, 1,435 airport operations personnel, 1,284 mechanics, 888 other maintenance personnel, 178 dispatchers and 550 operational support and administrative personnel. Approximately 88.4% of these employees were represented by a labor group. Most of these employees are represented by in-house labor associations that have entered into collective bargaining agreements regarding employee compensation and work rules. None of these employees are currently represented by an outside union. Outside union organizing efforts among our employees do occur from time to time and may continue in the future. If unionization efforts are successful, we may be subjected to increased risks of work interruption or stoppage and/or incur additional expenses associated with a change in labor representation of our employees. Neither SkyWest nor SkyWest Airlines has ever experienced a work stoppage due to a strike or other labor dispute, and we consider our relationships with our employees to be good.

Our relations with labor are governed by the Railway Labor Act (the “RLA”), the federal law governing labor relations between air carriers and their employees. Under the RLA, a collective bargaining agreement between an airline and a labor representative does not expire, but instead becomes amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed by the RLA and/or described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board to initiate a process including mediation, arbitration, and a potential “cooling off” period that must be followed before either party may engage in “self-help.” “Self-help” includes, among other things, a strike by the representative or the imposition of proposed changes to the collective bargaining agreement by the airline. The U.S. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. SkyWest Airlines respects all employees’ legal rights, including the rights to free association and collective bargaining. This includes the right to decide whether to be represented by a union. Our employees are covered by the RLA. Under the RLA, employees have the right to decide whether they wish to be represented by a union. They also have the right to reject union representation.

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

We believe SkyWest is in compliance in all material respects with FAA regulations and holds all operating and airworthiness certificates and licenses which are necessary to conduct our operations. We incur substantial costs in maintaining current certifications and otherwise complying with the laws, rules and regulations to which we are subject. Our flight operations, maintenance programs, recordkeeping and training programs are conducted under FAA approved procedures. All air carriers operating in the United States are required to comply with federal laws and regulations pertaining to noise abatement and engine emissions. All such air carriers are also subject to certain provisions of the Federal Communications Act of 1934, as amended, because of their extensive use of radio and other communication facilities. SkyWest is also subject to certain federal and state laws relating to protection of the environment, labor relations and equal employment opportunity. We believe SkyWest is in compliance in all material respects with these laws and regulations.

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

As the largest regional airline in the United States, we remain committed to lowering our environmental footprint while continuing to offer the best service to our customers and the communities we serve. Through the use of software and training, we heavily monitor and manage our fuel trends and fuel consumption which leads to better fuel conservation and reductions in emissions. When possible, we try to mitigate the use of fuel, including by taxiing with the use of a single engine, taking steps to improve the efficiency of aircraft routing and using ground power when the plane is parked at the gate. We participate with our major airline partners in recycling programs, and we have implemented recycling initiatives in our facilities to reduce the amount of paper, plastic and other recyclables going to landfills. We have worked aggressively to reduce our reliance on paper manuals and have converted, or are in the process of converting, our manuals and our maintenance logs into electronic form, further eliminating unnecessary waste while increasing efficiencies.

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

Seasonality

Our results of operations for any interim period are not necessarily indicative of those for the entire year, in part because the airline industry is subject to seasonal fluctuations and changes in general economic conditions. Our operations are somewhat favorably affected by pleasure travel on our prorate routes, historically contributing to increased travel in the summer months, and are unfavorably affected by decreased business travel during the months from November through January and by inclement weather which can result in cancelled flights, principally during the winter months. Additionally, a significant portion of our fixed-fee arrangements is based on completing flights and we typically have more scheduled flights during the summer months. We generally experience a significantly higher number of weather cancellations during the winter months, which negatively impacts our revenue during such months.

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

Our business model depends on major airlines electing to contract with us instead of operating their own regional jets. Some regional airlines are owned by a major airline. We have no guarantee that in the future our major airline partners will choose to enter into contracts with us instead of operating their own regional jets. Our major airline partners are not prohibited from doing so under our code-share agreements. A decision by any of our major airline partners to phase out code-share relationships and instead acquire and operate their own regional jets could have a material adverse effect on our financial results.

As of December 31, 2019, 382 out of our total 483 aircraft available for scheduled service were operating under a fixed-fee arrangement or a revenue-sharing agreement with either Delta or United. If our code-share relationship with Delta or United were terminated, we would be significantly impacted and likely would not have an immediate source of revenue or earnings to offset such loss. A termination of either of these relationships would likely have a material adverse effect on our financial condition, operating revenues and net income unless we are able to enter into satisfactory substitute arrangements for the utilization of the affected aircraft by other code-share partners, or, alternatively, obtain the airport facilities and gates and make the other arrangements necessary to fly as an independent airline. We may not be able to enter into substitute code-share arrangements, and any such arrangements we might secure may not be as favorable to us as our current agreements. Operating an airline independent from major airline partners would be a significant departure from our business plan and would likely require significant time and resources, which may not be a viable alternative.

Additionally, each of our agreements with our major airline partners is subject to certain early termination provisions. For example, Delta’s termination rights include the right to terminate the agreements upon the occurrence of certain force majeure events (including certain labor-related events) that prevent us from performing for certain periods. United may terminate the United Express Agreements due to our uncured breach of certain operational or performance provisions, including measures and standards related to flight completions, baggage handling and on-time arrivals. We currently use the systems, facilities and services of Delta and United to support a significant portion of our operations, including airport and terminal facilities and operations, information technology support, ticketing and reservations, scheduling, dispatching, fuel purchasing and ground handling services. If Delta or United were to cease to maintain any of these systems, close any of these facilities or no longer provide these services to us, due to termination of one of our code-share agreements, a strike or other labor interruption by Delta or United personnel or for any other reason, we may not be able to obtain alternative systems, facilities or services on terms and conditions as favorable as those we currently receive, or at all. Since our revenues and operating profits are dependent on our level of flight operations, we could then be forced to significantly reduce our operations. Furthermore, upon certain terminations of our code-share agreements, Delta and United could require us to sell or assign to them certain airport related facilities, we use in connection with the code-share services we provide. As a result, in order to offer airline service after termination of any of our code-share agreements, we may have to replace these facilities. We may be unable to arrange such replacements on satisfactory terms, or at all.

We are reliant on two aircraft manufacturers and one engine manufacturer.

We operate aircraft manufactured by Bombardier and Embraer. The issuance of FAA or manufacturer directives restricting or prohibiting the use of any Bombardier or Embraer aircraft types we operate could negatively impact our business and financial results. We are also dependent upon General Electric as the sole manufacturer of engines used on the aircraft we operate. Our operations could be materially and adversely affected by the failure or inability of Bombardier, Embraer or General Electric to provide sufficient parts or related maintenance and support services to us on a timely manner. Additionally, timing of aircraft deliveries could be delayed beyond our control.

Our growth may be limited with our major airline partners' flight systems.

Additional growth opportunities within our major airline partners’ flight systems are limited by various factors, including a limited number of regional aircraft each such major airline partner can operate in its regional network due to its own labor agreements. Except as contemplated by our existing code-share agreements, we cannot be sure that our major airline partners will contract with us to fly any additional aircraft. We may not receive additional growth opportunities, or may agree to modifications to our code-share agreements that reduce certain benefits to us in order to obtain additional aircraft, or for other reasons. Given the competitive nature of the airline industry, we believe limited growth opportunities may result in competitors accepting reduced margins and less favorable contract terms in order to secure new or additional code-share operations. Even if we are offered growth opportunities by our major airline partners, those opportunities may involve economic terms or financing commitments that are unacceptable to us. Additionally, our major airline partners may reduce the number of regional jets in their system by not renewing or extending existing flying arrangements with regional operators. Any one or more of these factors may reduce or eliminate our ability to expand our flight operations with our existing major airline partners.

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

Additionally, under our fixed-fee contracts with Delta, United, American and Alaska, a portion of our compensation is based upon pre-determined rates typically applied to production statistics (such as departures, block hours, flight hours and number of aircraft in service each month). The primary operating costs intended to be compensated by the pre-determined rates include labor costs, including crew training costs, certain aircraft maintenance expenses, and overhead costs. During the year ended December 31, 2019, approximately 90.4% of our code-share operating costs were reimbursable at pre-determined rates and 9.6% of our code-share operating costs were pass-through costs. Additionally, our aircraft maintenance costs may increase annually as our fleet ages at a higher rate than our pre-determined rates allow. Also, on an individual aircraft basis, various in-depth maintenance procedures are typically scheduled to occur at multi-year intervals, which can result in maintenance expense fluctuations year-to-year. If our operating costs for labor, aircraft maintenance and overhead costs exceed the compensation earned from our pre-determined rates under our fixed-fee arrangements, our financial position and operating results will be negatively affected.

We may experience difficulty recruiting and retaining qualified pilots and maintenance technicians.

Our operations rely on qualified personnel, including pilots and maintenance technicians. Our pilots, flight attendants and maintenance technicians may seek employment at mainline airlines, which generally offer higher salaries and more extensive benefit programs than regional airlines are financially able to offer. Should the turnover of employees, particularly pilots and maintenance technicians, sharply increase, we may not be able to hire sufficient pilots and maintenance technicians to replace those leaving. Additionally, FAA regulations regarding personnel certification and qualifications, and potential future changes in FAA regulations, could limit the number of qualified new entrants that we could hire.  In the event we are unable to hire and retain qualified personnel, including pilots and mechanics, our business and financial condition could be adversely affected.

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

Under our fixed-fee arrangements with multiple major airline partners we have a total of 19 CRJ700s with flying contract expirations in 2020. Our underlying lease or debt financing obligations associated with each of these aircraft are scheduled to terminate in 2024 and 2025 on an aircraft-by-aircraft basis. We may not be successful in extending the flying contract term on these aircraft with our major airline partner at acceptable economic terms. In the event we are unsuccessful in extending the flying contract terms on these aircraft, we intend to pursue alternative uses for the aircraft over the remaining aircraft financing term including, but not limited to, operating the aircraft with another major carrier under a negotiated code-share agreement or subleasing the aircraft to another operator. Additionally, we may negotiate an early lease return agreement with the aircraft lessor. In the event we are unable to extend the flying contract terms for these aircraft at each respective contract’s expiration, we may incur cash and non-cash early lease termination costs that would negatively impact our operations and financial condition. Additionally, in the event we are unable to extend a flying contract with an existing major airline partner, but reach an agreement to place the aircraft into service with a different major airline partner, we likely will incur inefficiencies and incremental costs, such as changing the aircraft livery, which would negatively impact our financial results.

There are long-term risks related to supply and demand of regional aircraft associated with our regional airline services strategy.

Various factors could change our major airline partners’ long-term strategy in using regional aircraft to support their network objectives. Such changes could result in a reduction in the number of regional aircraft our major airline partners operate in the future. If our major airline partners’ future strategies include a material reduction in regional aircraft generally or for specific aircraft types, such as 50-seat regional aircraft, the resulting decrease in demand in the aircraft we operate could have a material negative impact on our business and financial condition.

The residual value of our owned aircraft may be less than estimated in our depreciation policies.

As of December 31, 2019, we had approximately $5.4 billion of property and equipment and related assets, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. In the event the estimated residual value of any of our aircraft types is determined to be lower than the residual value assumptions used in our depreciation policies, the applicable aircraft type in our fleet may be impaired and may result in a material reduction in the book value of applicable aircraft types we operate or we may need to prospectively modify our depreciation policies. An impairment on any of our aircraft types we operate or an increased level of depreciation expense resulting from a change to our depreciation policies could result in a material negative impact to our financial results.

Interruptions or disruptions in service at one of our hub airports, due to weather, system malfunctions or for any other reason, could have a material adverse impact on our operations.

We currently operate primarily through hubs across the United States. Nearly all of our flights either originate from or fly into one of these hubs. Our revenues depend primarily on our completion of flights and secondarily on service factors such as timeliness of departure and arrival. Any interruptions or disruptions could, therefore, severely and adversely affect us. Extreme weather such as hurricanes or tornados can cause flight disruptions, and, during periods of storms or adverse weather, our flights may be canceled or significantly delayed. We operate a significant number of flights to and from airports with particular weather difficulties, including Salt Lake City, Chicago, San Francisco and Denver. A significant interruption or disruption in service at one of our hubs, due to adverse weather, system malfunctions, security closures or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe adverse impact on our operations and financial performance.

Negative economic or industry conditions may result in reductions to our flight schedules, which could materially and adversely affect our operations and financial condition.

Our operations and financial condition are affected by many changing economic and other conditions beyond our control, including, among others:

●	disruptions in the credit markets, which may impact availability of financing;
●	actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks or political instability;
●	changes in consumer preferences, perceptions, spending patterns or demographic trends;
●	changes in the competitive environment due to industry consolidation, new airlines entering the market, our major airline partners operating smaller sized aircraft that may reduce the demand for regional aircraft and other factors;
●	actual or potential disruptions to U.S. air traffic control systems;

●	price of jet fuel and oil;
●	outbreaks of diseases that affect travel behavior, including, for example, the recent outbreak of respiratory illness caused by a novel coronavirus first identified in Wuhan, Hubei Province, China; and
●	weather and natural disasters.

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

The majority of our code-share agreements set forth minimum levels of flight operations which our major airline partners are required to schedule for our operations and we are required to provide. These minimum flight operating levels are intended to provide a baseline level of expected utilization of aircraft, labor, maintenance facilities and related flight operations support. Historically, our major airline partners have utilized our flight operations at levels which exceed the minimum levels set forth in our code-share agreements, however, the occurrence of any or all of the foregoing economic and industry conditions may cause our major airline partners to reduce our utilization levels. If our major airline partners schedule the utilization of our aircraft below historical levels (including taking into account the route distances and frequency of our scheduled flights), we may not be able to maintain operating efficiencies previously obtained, which would negatively impact our operating results and financial condition. Additionally, our major airline partners may change routes and frequencies of flights, which can negatively impact our operating efficiencies. Changes in schedules may increase our flight costs, which could exceed the reimbursed rates paid by our major airline partners. Continued reduced utilization levels of our aircraft or other changes to our schedules under our code-share agreements would adversely impact our financial results.

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

Pursuant to our fixed-fee arrangements, our major airline partners have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. However, we bear the economic risk of fuel price fluctuations on our prorate operations. As of December 31, 2019, we operated 31 CRJ200s under a prorate agreement with United, 29 CRJ200s under a prorate agreement with Delta, and seven CRJ200s under a prorate agreement with American. Our operating and financial results with respect to these prorate arrangements can be negatively affected by the price of jet fuel in the event we are unable to increase our passenger fares. Additionally in the event of prolonged low fuel prices, our competitors may lower their passenger ticket prices on routes that compete with our prorate markets, which could negatively impact our passenger load factors.

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

As of December 31, 2019, we had a total of approximately $3.0 billion in total long-term debt obligations. Substantially all of this long-term debt was incurred in connection with the acquisition of aircraft and engines. We also have significant long-term lease obligations primarily relating to our aircraft fleet. At December 31, 2019, we had 94 aircraft under lease, with remaining terms ranging up to ten years. Future minimum lease payments due under all long-term operating leases were approximately $443.7 million at December 31, 2019. At a 6.4% discount factor, which is the average rate used to approximate the implicit rates within the applicable leases, the present value of these lease obligations was equal to approximately $354.0 million at December 31, 2019. Our high level of fixed obligations could impact our ability to obtain additional financing to support additional expansion plans or divert cash flows from operations and expansion plans to service the fixed obligations.

Our anticipated fleet replacement would require a significant increase in our leverage and the related cash requirements.

We currently have 214 CRJ200s with an average life of 17.3 years. Over the next several years, we may continue to replace the CRJ200s with larger regional jets. If we continue to add new aircraft to our fleet, we anticipate using significant amounts of capital to acquire these larger regional jets.

There can be no assurance that our operations will generate sufficient cash flow or liquidity to enable us to obtain the necessary aircraft acquisition financing to replace our current fleet, or to make required debt service payments related to our existing or anticipated future obligations. Even if we meet all required debt, lease and purchase obligations, the size of these long-term obligations could negatively affect our financial condition, results of operations and the price of our common stock in many ways, including:

●	increasing the cost, or limiting the availability of, additional financing for working capital, acquisitions or other purposes;
●	limiting the ways in which we can use our cash flow, much of which may have to be used to satisfy debt and lease obligations; and
●	adversely affecting our ability to respond to changing business or economic conditions or continue our growth strategy.

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

Disagreements regarding the interpretation of our code-share agreements with our major airline partners could have an adverse effect on our operating results and financial condition.

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

In recent years we have experienced disagreements with our major airline partners regarding the interpretation of various provisions of our code-share agreements. Some of those disagreements have resulted in litigation, and we may be subject to additional disputes and litigation in the future. Those disagreements have also required a significant amount of management time, financial resources and settlement negotiations of disputed matters.

To the extent that we experience disagreements regarding the interpretation of our code-share or other agreements, we will likely expend valuable management time and financial resources in our efforts to resolve those disagreements. Those disagreements may result in litigation, arbitration, settlement negotiations or other proceedings. Furthermore, there can be no assurance that any or all of those proceedings, if commenced, would be resolved in our favor. An unfavorable result in any such proceeding could have adverse financial consequences or require us to modify our operations. Such disagreements and their consequences could have an adverse effect on our operating results and financial condition.

We lease aircraft and engines to third parties and the lessee may default under the lease terms, which could negatively affect our financial condition, cash flow and results of operations.

Lessee defaults may result in additional costs to us, including legal and other expenses necessary to repossess the aircraft or engines, particularly if the lessee is contesting the proceedings or is in bankruptcy. We could also incur substantial maintenance, refurbishment or repair costs if a defaulting lessee fails to pay such costs and where such maintenance, refurbishment or repairs are necessary to put the aircraft or engines in suitable condition for remarketing or sale. We may also incur storage costs associated with any aircraft or engine that we repossess and are unable to place immediately with another lessee. Even if we are able to immediately place a repossessed aircraft or engine into service ourselves, or place the aircraft and engines under another lessee, we may not be able to do so at a similar or favorable lease rate. A lessee default under one of our lease agreements could negatively affect our financial condition, cash flow and results of operations.

We have entered into a strategic engine leasing joint venture that operates under joint control with a third party that involves significant risk.

We have entered into a strategic engine joint venture with a third party to lease engines to other parties. This strategic venture involves significant risks, including:

●	we may not realize a satisfactory return on our investment;
●	the joint venture may divert management’s attention from our core business;
●	our joint venture partner could have investment goals that are not consistent with our investment objectives, including the timing, terms and strategies for any investments; and
●	our joint venture partner might fail to fund their share of required capital contributions or fail to fulfill their other obligations.

Although we currently participate in the management of our engine joint venture, our joint venture agreement requires unanimous approval over all significant actions. In addition, if we were unable to resolve a dispute with our joint venture partner that retains material managerial veto rights, we might reach an impasse that could require us to dissolve the joint venture at a time and in a manner that could negatively affect our financial results.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial condition and results of operations.

We may become party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, arising in the ordinary course of our business or otherwise, including those related to tort, environmental, employment and commercial legal issues. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. If a legal proceeding is resolved against us, it could result in significant compensatory damages or injunctive relief that could materially adversely affect our financial condition, results of operations and cash flows.

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

Our business is labor intensive, requiring large numbers of pilots, flight attendants, mechanics and other personnel. Labor costs constitute a significant percentage of our total operating costs. For example, during the year ended December 31, 2019, our salary, wage and benefit costs constituted approximately 40.7% of our total operating costs. Increases in our labor costs could result in a material reduction in our earnings. Any new collective bargaining agreements entered into by other regional carriers with their work forces may also result in higher industry wages and increased pressure on us to increase the wages and benefits of our employees. Future agreements with represented employees may be on terms that are not as attractive as our current agreements or comparable to agreements entered into by our competitors.

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

All interstate air carriers, including SkyWest, are subject to regulation by the DOT, the FAA and other governmental agencies. Regulations promulgated by the DOT primarily relate to economic aspects of air service. The FAA requires operating, air worthiness and other certificates; approval of personnel who may engage in flight, maintenance or operation activities; recordkeeping procedures in accordance with FAA requirements; and FAA approval of flight training and retraining programs. We cannot predict whether we will be able to comply with all present and future laws, rules, regulations and certification requirements or that the cost of continued compliance will not have a material adverse effect on our operations. We incur substantial costs in maintaining our current certifications and otherwise complying with the laws, rules and regulations to which we are subject. A decision by the FAA to ground, or require time-consuming inspections of or maintenance on, all or any of our aircraft for any reason may have a material adverse effect on our operations. In addition to state and federal regulation, airports and municipalities enact rules and regulations that affect our operations. From time to time, various airports throughout the country have considered limiting the use of smaller aircraft, such as our aircraft, at such airports. The imposition of any limits on the use of our aircraft at any airport at which we operate could have a material adverse effect on our operations.

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

The airline industry is highly competitive. We not only compete with other regional airlines, some of which are owned by or operated as code-share partners of major airlines, but we also face competition from low-cost carriers and major airlines on many of our routes. Low-cost carriers such as Southwest, Allegiant, Spirit and JetBlue among others, operate at many of our hubs, resulting in significant price competition. Additionally, a large number of other carriers operate at our hubs, creating intense competition. Certain of our competitors are larger and have significantly greater financial and other resources than we do. Moreover, federal deregulation of the industry allows competitors to rapidly enter our markets and to quickly discount and restructure fares. The airline industry is particularly susceptible to price discounting because airlines incur only nominal costs to provide service to passengers occupying otherwise unsold seats. Increased fare competition could adversely affect our operations and the price of our common stock. The airline industry has undergone substantial consolidation, including the mergers between Alaska and Virgin America Inc. in 2016, American and US Airways Group Inc. in 2013, Southwest Airlines Co. and AirTran Holdings, Inc. in 2011, United and Continental Airlines, Inc. in 2010 and Delta and Northwest Airlines, Inc. in 2008. Any additional consolidation or significant alliance activity within the airline industry could limit the number of potential partners with whom we could enter into code-share relationships and could have a material adverse effect on our relationships with our major airline partners.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Flight Equipment

As of December 31, 2019, our fleet available for scheduled service consisted of the following types of owned and leased aircraft:

	Number of	Number of		Scheduled	Average
	Owned	Leased	Passenger	Flight	Cruising	Average
Aircraft Type	Aircraft	Aircraft	Capacity	Range (miles)	Speed (mph)	Age (years)
CRJ900s	19	24	76	1,500	530	9.2
CRJ700s	67	27	65-70	1,600	530	13.6
CRJ200s	153	37	50	1,500	530	17.3
E175s	156	—	70-76	2,100	530	3.1

Several factors may impact our fleet size throughout 2020 and thereafter, including contract expirations, lease expirations, growth opportunities and opportunities to transition to an alternative major airline partner. Below is our 2020 outlook on our fleet by aircraft type. Our actual future fleet size and/or mix of aircraft types will likely vary, and may vary materially, from our current fleet size.

●	CRJ900s/CRJ700s – We anticipate taking delivery of one new CRJ900 aircraft under a nine-year fixed-fee agreement with Delta during 2020. We also anticipate acquiring and placing five used CRJ700 aircraft into service with American under a multi-year contract.

●	E175s – We anticipate taking delivery of 26 new E175 aircraft (20 with American and six with Delta) and six used E175 aircraft with Delta with scheduled delivery dates for the used E175 aircraft during 2020 and scheduled delivery dates for the new E175 aircraft to take place by the end of 2021.

●	CRJ200s –We currently anticipate a slight reduction in the total number of CRJ200 aircraft scheduled for service during 2020.

Ground Facilities

We lease many of the buildings and associated land that we occupy. Most of these leases are with government agencies that control the use of the airport. We lease maintenance, training and office facilities in Salt Lake City, Utah, and we lease additional maintenance facilities in Boise, Idaho; Fresno, California; Tucson, Arizona; Chicago, Illinois; Detroit, Michigan; Nashville, Tennessee; South Bend, Indiana; Fort Wayne, Indiana; Minneapolis, Minnesota; and San Luis Obispo, California. We also lease ticket counters, passenger hold rooms, operating areas and other terminal space in many of the airports that we serve.

We own our corporate headquarters facilities located in St. George, Utah and a maintenance accessory shop facility in Salt Lake City, Utah. We also own maintenance facilities that we have land leases on in Milwaukee, Wisconsin; Oklahoma City, Oklahoma; Colorado Springs, Colorado; and Palm Springs, California.

ITEM 3. LEGAL PROCEEDINGS

We are subject to certain legal actions which we consider routine to our business activities. As of December 31, 2019, our management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

The disclosure required by this item is not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is traded on The Nasdaq Global Select Market under the symbol “SKYW.” As of February 12, 2020, there were approximately 730 stockholders of record of our common stock. Securities held of record do not include shares held in securities position listings. The transfer agent for our common stock is Zions First National Bank, Salt Lake City, Utah.

Dividends

During 2019, our Board of Directors declared regular quarterly dividends of $0.12 per share. During 2018, our Board of Directors declared regular quarterly dividends of $0.10 per share. We intend to continue to pay quarterly dividends subject to liquidity, capital availability and quarterly determinations that cash dividends are in the best interests of our shareholders.

Issuer Purchases of Equity Securities

Our Board of Directors has adopted a stock repurchase program which authorizes us to repurchase shares of our common stock in the public market or in private transactions, from time to time, at prevailing prices. Our stock repurchase program currently authorizes the repurchase of up to $250.0 million of our common stock. The following table summarizes the repurchases under our stock repurchase program during the three months ended December 31, 2019:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in Thousands)
October 1, 2019 – October 31, 2019	87,632	$57.05	87,632	$164,590
December 1, 2019 - December 31, 2019	79,749	62.07	79,749	159,590
Total	167,381	$59.74	167,381	$159,590
(1)	In February 2019, our Board of Directors authorized a new stock purchase program to repurchase up to $250.0 million of our common stock. Purchases are made at management’s discretion based on market conditions and financial resources. As of December 31, 2019, we had repurchased 1,580,747 shares of our common stock for $90.4 million under this authorization.

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

The following graph compares the cumulative total shareholder return on our common stock over the five-year period ended December 31, 2019, with the cumulative total return during such period of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Stock Market Transportation Index. The following graph assumes an initial investment of $100.00 with dividends reinvested. The stock performance shown on the graph below represents historical stock performance and is not necessarily indicative of future stock price performance.

	INDEXED RETURNS
	Base
	Period	Years Ending
Company Name / Index	2014	2015	2016	2017	2018	2019
SkyWest, Inc.	100	144.65	279.19	409.17	345.75	506.23
NASDAQ Composite	100	106.96	116.45	150.96	146.67	200.49
NASDAQ Transportation Index	100	77.05	99.57	127.01	115.52	145.48

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial and operating data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and related notes included elsewhere in this Report.

Selected Consolidated Financial Data (amounts in thousands, except per share data):

	Year ended December 31,
	2019	2018	2017	2016	2015
Operating revenues	$2,971,963	$3,221,679	$3,122,592	$3,063,702	$3,095,563
Operating income (loss)(1)	512,258	474,280	388,199	(172,684)	234,515
Net income (loss)(2)	340,099	280,372	428,907	(161,586)	117,817
Net income (loss) per common share:
Basic	$6.68	$5.40	$8.28	$(3.14)	$2.31
Diluted	$6.62	$5.30	$8.08	$(3.14)	$2.27
Weighted average shares:
Basic	50,932	51,914	51,804	51,505	51,077
Diluted	51,375	52,871	53,100	51,505	51,825
Total assets(3)	$6,657,129	$6,313,212	$5,474,400	$5,007,966	$4,781,984
Current assets(3)	760,346	1,020,794	995,133	917,792	1,017,570
Current liabilities	924,676	924,826	820,825	747,265	748,026
Long-term debt, net of current maturities	2,628,989	2,809,768	2,377,346	2,240,051	1,659,234
Stockholders’ equity	2,175,014	1,964,281	1,754,322	1,350,943	1,506,435
Return (loss) on average equity(4)	16.4%	15.1%	27.6%	(12.0)%	7.8%
Cash dividends declared per common share	$0.48	$0.40	$0.32	$0.19	$0.16
(1)	Our 2019 operating income included a special charge of $21.9 million, primarily consisting of a non-cash write-off of aircraft manufacturer part credits that SkyWest Airlines forfeited to settle future lease return obligations. Our operating loss for 2016 included a special charge of $465.6 million related to an impairment on our 50-seat aircraft and related assets.
(2)	Our net income for 2019 included a $46.5 million gain on the sale of ExpressJet. Our net income for 2017 included a $246.8 million benefit related to the revaluation of our net deferred tax liability and other tax liabilities in accordance with the Tax Cuts and Jobs Act of 2017 that was enacted into law in December 2017.
(3)	Certain reclassifications were made to 2017 balances to conform to the current period presentation, which reflects the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). See Note 1 to our Consolidated Financial Statements included in Item 8 of this Report.
(4)	Calculated by dividing net income (loss) by the average of beginning and ending stockholders’ equity for the year.

Selected Operating Data

	Year ended December 31,
	2019 (1)	2018	2017	2016	2015
Block hours	1,464,405	1,757,047	1,839,779	1,938,492	2,074,804
Departures	842,098	1,010,053	1,087,052	1,153,480	1,226,897
Passengers carried	43,660,766	48,350,470	51,483,552	53,539,438	56,228,593
Average passenger trip length	500	523	512	523	528
Number of operating aircraft at end of year(2)	483	596	595	652	660
(1)	Excludes ExpressJet operating data since ExpressJet was sold during January 2019.
(2)	Excludes aircraft leased to third parties.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents factors that had a material effect on our results of operations during the years ended December 31, 2019, 2018 and 2017. Also discussed is our financial position as of December 31, 2019 and 2018. You should read this discussion in conjunction with our consolidated financial statements, including the notes thereto, appearing elsewhere in this Report or incorporated herein by reference. This discussion and analysis contains forward-looking statements. Please refer to the sections of this Report entitled “Cautionary Statement Concerning Forward-Looking Statements” and “Item 1A. Risk Factors” for discussion of some of the uncertainties, risks and assumptions associated with these statements.

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Annual Report on Form 10-K can be found in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We have the largest regional airline operation in the United States. As of December 31, 2019, we offered scheduled passenger and air freight service with approximately 2,300 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. As of December 31, 2019, we had 483 aircraft available for scheduled service consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	84	13	43	59	199
United	99	19	—	65	183
American	7	62	—	—	69
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	94	43	156	483
Subleased to an un-affiliated entity	4	10	5	—	19
Other*	20	22	—	—	42
Total Fleet	214	126	48	156	544

*As of December 31, 2019, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with our major airline partners and being used as a supplemental spare aircraft, or are in the process of being parted out.

Our business model is based on providing scheduled regional airline service under code-share agreements (commercial agreements between airlines that, among other things, allow one airline to use another airline’s flight designator codes on its flights) with our major airline partners. Our success is principally centered on our ability to meet the needs of our major airline partners through providing a reliable and safe operation at attractive economics. Over the last several years, our business has evolved as we have added ten new E175 aircraft and seven new CRJ900 aircraft to our fleet since December 31, 2018, and removed 100 unprofitable ERJ145 aircraft through the sale of ExpressJet in January 2019, ten CRJ200 aircraft, 15 CRJ700 aircraft and five CRJ900 aircraft.

We anticipate our fleet will continue to evolve, as we are scheduled to add 26 new E175 aircraft, six used E175 aircraft and one new CRJ900 aircraft to existing fixed-fee agreements by the end of 2021. We anticipate seven of these new aircraft will be replacing older CRJ900 and CRJ700 aircraft currently operating under fixed-fee agreements, with the remaining coming from new flying opportunities. Our primary objective in the fleet changes is to improve our profitability by adding new aircraft to fixed-fee agreements at improved economics, including the E175 aircraft, extending contract terms at improved economics, and potentially removing older, less profitable aircraft from our fleet.

On January 22, 2019, we completed the sale of ExpressJet. In conjunction with the sale of ExpressJet, we retained ownership of the 16 CRJ200 aircraft and the 10 CRJ700 aircraft operated by ExpressJet as of December 31, 2018. ExpressJet retained operation of the 100 ERJ145 aircraft that ExpressJet leased from United.

For the year ended December 31, 2019, approximately 41.2% of our aircraft in scheduled service were operated for Delta, approximately 37.9% were operated for United, approximately 14.3% were operated for American and approximately 6.6% were operated for Alaska.

Historically, multiple contractual relationships with major airlines have enabled us to reduce our reliance on any single major airline code and to enhance and stabilize operating results through a mix of fixed-fee arrangements and our prorate flying arrangements. For the year ended December 31, 2019, contract flying revenue and prorate revenue represented approximately 82.0% and 18.0%, respectively, of our total flying agreements revenue. On contract routes, the major airline partner controls scheduling, ticketing, pricing and seat inventories and we are compensated by the major airline partner at contracted rates based on completed block hours (measured from takeoff to landing, including taxi time), flight departures and other operating measures.

Our financial and operating results for the years ended December 31, 2017, 2018 and 2019, and our financial position as of December 31, 2018 contained in this Report, include the financial results and position of ExpressJet through January 22, 2019 for those respective periods.

Financial Highlights

We had total operating revenues of $3.0 billion for the year ended December 31, 2019, a 7.8% decrease compared to total operating revenues of $3.2 billion for the year ended December 31, 2018. We had a net income of $340.1 million, or $6.62 per diluted share, for the year ended December 31, 2019, compared to net income of $280.4 million, or $5.30 per diluted share, for the year ended December 31, 2018.

The significant items affecting our financial performance during the year ended December 31, 2019 are outlined below:

Revenue

The number of aircraft we have in scheduled service and the number of block hours we generate on our flights are primary drivers to our flying agreements revenue under our fixed-fee arrangements. The number of flights we operate and the corresponding number of passengers we carry are the primary drivers to our revenue under our prorate flying agreements. During the year ended December 31, 2019, we had a net decrease in the number of aircraft operating under fixed-fee agreements, primarily related to the sale of ExpressJet during January 2019. As summarized under the Fleet Activity section below, from December 31, 2018 to December 31, 2019, we removed 130 aircraft from service that were operating under less profitable flying contracts and added 17 aircraft to new fixed-fee arrangements primarily through the sale of ExpressJet. The number of aircraft available for scheduled service decreased from 596 aircraft at December 31, 2018 to 483 at December 31, 2019. Our completed block hours decreased 15.7% over the same period primarily due to the sale of ExpressJet and the corresponding decrease in block hours generated by ExpressJet.

Our total revenues decreased $249.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to the sale of ExpressJet and the corresponding decrease in revenue associated with ExpressJet flying contracts. ExpressJet revenue decreased from $564.2 million for the year ended December 31, 2018 to $24.1 million for the year ended December 31, 2019. Revenue from SkyWest Airlines and our leasing subsidiary SkyWest Leasing increased from $2.7 billion for the year ended December 31, 2018 to $2.9 billion for the year ended December 31, 2019. The increase in revenue excluding the impact from the sale of ExpressJet was primarily related to additional revenue generated from 10 new E175 aircraft and seven new CRJ900 aircraft added under fixed-fee contracts since December 31, 2018.

Operating Expenses

Our total operating expenses decreased $287.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. This decrease was primarily due to the sale of ExpressJet and the corresponding reduction in ExpressJet operating expenses, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since December 31, 2018. ExpressJet operating expenses decreased from $577.6 million for the year ended December 31, 2018 to $28.7 million for the year ended December 31, 2019. Operating expenses from SkyWest Airlines and SkyWest Leasing increased from $2.2 billion for the year ended December 31, 2018 to $2.4 billion for the year ended December 31, 2019. Additional details regarding the increase in our operating expenses are described in the section of this Report entitled “Results of Operations.”

Fleet Activity

The following table summarizes our fleet activity for 2019:

Aircraft in Service	December 31, 2018	Additions	Removals	December 31, 2019
E175s	146	10	—	156
CRJ900s	41	7	(5)	43
CRJ700s	109	—	(15)	94
CRJ200s	200	6	(16)	190
ERJ145s	100	—	(100)	—
Total	596	23	(136)	483

During 2019, we took delivery of ten new E175 aircraft and seven new CRJ900 aircraft and placed the aircraft into service under fixed-fee flying agreements. We removed five CRJ900 aircraft from service that we are leasing to a third party. We also removed 15 CRJ700 aircraft from service during 2019 that we are leasing to a third party or in the process of transitioning to another major airline partner. We removed 100 ERJ145s resulting from the sale of ExpressJet.

Critical Accounting Policies and Estimates

Our significant accounting policies are summarized in Note 1 to our Consolidated Financial Statements included in Item 8 of this Report. Critical accounting policies are those policies that are most important to the preparation of our consolidated financial statements and require management’s subjective and complex judgments due to the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies relate to revenue recognition, aircraft leases, long-lived assets, self-insurance and income tax as discussed below. The application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results will likely differ, and could differ materially, from such estimates.

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

The amount of compensation deemed to be lease revenue is determined from the agreed upon rates for the use of the aircraft included in each fixed-fee agreement, which we believe approximates fair value for the aircraft leases. Under our airport customer service agreements, revenue is considered earned when each flight we provide customer service for departs. Our revenues could be impacted by a number of factors, including changes to the applicable code-share agreements, contract modifications resulting from contract renegotiations and our ability to earn incentive payments contemplated under applicable agreements. In the event contracted rates are not finalized at a quarterly or annual financial statement date, we record that period’s revenues based on the lower of the prior period’s approved rates or our estimate of rates that will be implemented upon completion of negotiations. Also, in the event we have a reimbursement dispute with a major airline partner at a quarterly or annual financial statement date, we evaluate the dispute under established revenue recognition criteria and, provided the revenue recognition criteria have been met, we recognize revenue for that period based on our estimate of the resolution of the dispute. Our rates were finalized under our code-share agreements as of December 31, 2019.

Aircraft Leases

As of December 31, 2019, our fleet of aircraft in scheduled service included 94 aircraft under lease. In order to determine the proper classification of our leased aircraft as either operating leases or capital leases, we must make certain estimates at the inception of the lease relating to the economic useful life and the fair value of an asset as well as select an appropriate discount rate to be used in discounting future lease payments. These estimates are utilized by management in making computations as required by existing accounting standards that determine whether the lease is classified as an operating lease or a capital lease. All of our aircraft leases have been classified as operating leases, which results in rental payments being charged to expense over the terms of the related leases. Under the majority of our operating leases, we are required to meet half-time lease return conditions with the aircraft, which presumes at least 50 percent of the eligible flight time for certain components since the last overhaul remains when the aircraft is returned to the lessor. A liability for probable lease return costs is recorded after the aircraft has completed its last maintenance cycle prior to being returned. Several factors can impact the estimated liability for lease return costs including, but not limited to, timing of scheduled maintenance events and anticipated condition of the aircraft at the end of the lease term. We believe it is unlikely that materially different estimates for lease return obligations would be made or reported based on other reasonable assumptions or conditions suggested by actual historical experience and other data available at the time estimates were made. Additionally, we adopted Financial Accounting Standards Board issued ASU 2016-02, “Leases (Topic 842)” (“Topic 842”) on January 1, 2019. Under Topic 842, we were required to estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Long-Lived Assets

As of December 31, 2019, we had approximately $5.4 billion of property and equipment and related assets net of accumulated depreciation. In accounting for these long-lived, we make estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. When considering whether or not impairment of long-lived assets exists, we group similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet type or contract level. In 2016, we recorded an impairment on certain of our long-lived assets, which included CRJ200 aircraft. In 2016, the market lease rate was less than the contractual lease rate on our CRJ200 leased aircraft. Prior to the adoption of Topic 842 these lease rate differences were not allowed to be recognized for impairment. With the adoption of Topic 842 we recorded an impairment of $13.1 million (net of tax) as an adjustment to our January 1, 2019 retained earnings related to the previously unrecognized impairment of these leased CRJ200s.

Self-Insurance

We use a combination of insurance and self-insurance mechanisms to provide for the potential liability of certain risks, including workers’ compensation, healthcare benefits, general liability, product liability, property insurance and directors’ and officers’ liability insurance. Liabilities associated with risks retained by us are not discounted and are estimated by considering historical claims experience, demographics, exposure and severity factors and other actuarial assumptions.

Our workers’ compensation liability includes estimated outstanding losses of unpaid claims and allocated loss adjustment expenses (“ALAE”), which includes case reserves, the development of known claims and incurred but not reported claims. ALAE are the direct expenses for settling specific claims. The amounts reflect per occurrence and annual aggregate limits maintained by us. The estimated liability analysis does not include estimating a provision for unallocated loss adjustment expenses. We believe that the liability recorded at December 31, 2019 is adequate to cover all workers' compensation claims incurred through December 31, 2019. If the actual costs of such claims and related expenses exceed the amount estimated, additional reserves may be required which could have a material negative effect on our operating results. Holding other factors constant, a 10 percent increase in our estimated workers compensation liability as of December 31, 2019, would have resulted in additional expense of approximately $2.4 million for the year ended December 31, 2019.

The liability related to our self-insured group medical insurance plans includes an estimate for claims incurred but not paid. This estimate is created using general actuarial principles and our historical claims experience. The cost of general liability, product liability and commercial auto liability is accrued based on estimates of the aggregate liability claims incurred using certain actuarial assumptions and historical claims experience.

Income Tax

Deferred income taxes are determined based on the temporary differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Estimating our tax liabilities involves judgments related to uncertainties in the application of complex tax regulations. We make certain estimates and judgments to determine tax expense for financial statement purposes as we evaluate the effect of tax credits, tax benefits and deductions, some of which result from differences in the timing of recognition of revenue or expense for tax and financial statement purposes. Changes to these estimates may result in significant changes to our tax provision in future periods. Each fiscal quarter we re-evaluate our tax provision and reconsider our estimates and assumptions related to specific tax assets and liabilities, making adjustments as circumstances change.

Recent Accounting Pronouncements

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Report for a description of recent accounting pronouncements.

Results of Operations

2019 Compared to 2018

Operational Statistics. The following table sets forth our major operational statistics and the associated percentages of change for the periods identified below. The decrease in block hours, departures and passengers carried during the year ended December 31, 2019, compared to the year ended December 31, 2018, was primarily due to the sale of ExpressJet in January 2019.

	For the year ended December 31,
	2019	2018	% Change
SkyWest Airlines block hours	1,464,405	1,380,420	6.1%
ExpressJet block hours	16,904	376,627	(95.5)%
Total block hours	1,481,309	1,757,047	(15.7)%

SkyWest Airlines departures	842,098	790,485	6.5%
ExpressJet departures	9,390	219,568	(95.7)%
Total departures	851,488	1,010,053	(15.7)%

SkyWest Airlines passengers	43,660,766	40,302,301	8.3%
ExpressJet passengers	379,252	8,048,439	(95.3)%
Total passengers	44,040,018	48,350,470	(8.9)%

Passenger load factor	82.3%	80.5%	1.8	pts
Average passenger trip length (miles)	500	523	(4.4)%

Operating Revenues

The following table summarizes our operating revenue for the periods indicated (dollar amounts in thousands):

	For the year ended December 31,
	2019	2018	$ Change	% Change
Flying agreements	$2,889,265	$3,169,520	$(280,255)	(8.8)%
Airport customer service and other	82,698	52,159	30,539	58.5%
Total operating revenues	$2,971,963	$3,221,679	$(249,716)	(7.8)%

Flying agreements revenue primarily consists of revenue earned on flights we operate under our capacity purchase agreements and prorate agreements with our major airline partners. Airport customer service and other revenues primarily consist of revenue earned from providing airport counter, gate and ramp services and lease revenue from leasing aircraft and spare engines to third parties separate from our capacity purchase agreements. Changes in our flying agreements revenue are summarized below (dollar amounts in thousands).

	For the year ended December 31,
	2019	2018	$ Change	% Change
Capacity purchase agreements revenue: flight operations	$1,538,062	$1,856,253	$(318,191)	(17.1)%
Capacity purchase agreements revenue: aircraft lease	830,247	814,518	15,729	1.9%
Prorate agreements revenue	520,956	498,749	22,207	4.5%
Flying agreements revenue	$2,889,265	$3,169,520	$(280,255)	(8.8)%

The decrease in “Capacity purchase agreements revenue: flight operations” of $318.2 million, or 17.1%, was primarily due to the sale of ExpressJet and the corresponding decrease in revenue, partially offset by the incremental revenue generated from ten new E175 aircraft and seven new CRJ900 aircraft added to our fleet and economic improvements made to certain existing fixed-fee agreements since December 31, 2018. The increase in “Capacity purchase agreement revenue: aircraft lease” of $15.7 million, or 1.9%, was primarily due to the ten new E175 aircraft added subsequent to December 31, 2018. The increase in prorate agreements revenue of $22.2 million, or 4.5%, was primarily due to an increase in the number of prorate flights operated during 2019 compared to 2018.

The $30.5 million, or 58.5%, increase in airport customer service and other revenues was primarily related to an increase in revenue from leasing aircraft and spare engines to third parties.

Operating Expenses

Individual expense components attributable to our operations are set forth in the following table (dollar amounts in thousands).

	For the year ended December 31,
	2019	2018	$ Change	% Change
	Amount	Amount	Amount	Percent
Salaries, wages and benefits	$1,001,746	$1,201,518	$(199,772)	(16.6)%
Aircraft maintenance, materials and repairs	514,313	556,259	(41,946)	(7.5)%
Depreciation and amortization	368,098	334,589	33,509	10.0%
Aircraft fuel	119,115	117,657	1,458	1.2%
Airport-related expenses	118,837	109,605	9,232	8.4%
Aircraft rentals	71,998	154,945	(82,947)	(53.5)%
Special items	21,869	—	21,869	NM
Other operating expenses	243,729	272,826	(29,097)	(10.7)%
Total operating expenses	$2,459,705	$2,747,399	$(287,694)	(10.5)%
Interest expense	127,755	120,409	7,346	6.1%
Total airline expenses	$2,587,460	$2,867,808	$(280,348)	(9.8)%

Salaries, wages and benefits. The $199.8 million, or 16.6%, decrease in salaries, wages and benefits was primarily due to a decrease in direct labor costs resulting from the sale of ExpressJet, partially offset by increased labor costs and employee benefit costs for certain work groups, including flight crews at SkyWest Airlines.

Aircraft maintenance, materials and repairs. The $41.9 million, or 7.5%, decrease in aircraft maintenance expense was primarily due to a decrease in direct maintenance costs corresponding with our sale of ExpressJet. This decrease in aircraft maintenance expense was partially offset by an increase in direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ200 fleet and an increase in the percentage of our fleet that is under long-term Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional ten E175 aircraft added subsequent to December 31, 2018 and increased costs to perform airframe inspections in 2019.

Depreciation and amortization. The $33.5 million, or 10.0%, increase in depreciation and amortization expense was primarily due to the purchase of ten E175 aircraft and spare engines subsequent to December 31, 2018.

Aircraft fuel. The $1.5 million, or 1.2%, increase in fuel cost was primarily due to an increase in the number of prorate flights we operated and corresponding increase in gallons of fuel we purchased, partially offset by a decrease in our average fuel cost per gallon from $2.60 for 2018 to $2.51 for 2019. We purchase and incur expense for all fuel on flights operated under our prorate agreements. All fuel costs incurred under our fixed-fee contracts are either purchased directly by our major airline partner, or if purchased by us, we record the direct reimbursement as a reduction to our fuel expense. The following table summarizes the gallons of fuel we purchased under our prorate agreements, for the periods indicated:

	For the year ended December 31,
(in thousands)	2019	2018	% Change
Fuel gallons purchased	47,535	45,299	4.9%
Fuel expense	$119,115	$117,657	1.2%

Airport-related expenses. Airport-related expenses include airport-related customer service costs such as outsourced airport gate and ramp agent services, airport security fees, passenger interruption costs, deicing, landing fees and station rents (our employee customer service labor costs are reflected in salaries, wages and benefits). The $9.2 million, or 8.4%, increase in airport-related expenses was primarily due to an increase in airport terminal rents, subcontract airport services and deicing events related to our prorate operations during 2019.

Aircraft rentals. During 2019, we acquired 56 CRJ aircraft under an early lease buyout arrangement. The $82.9 million, or 53.5%, decrease in aircraft rentals was primarily due to the acquisition of these 56 CRJ aircraft and a reduction of leased aircraft as a result of scheduled lease expirations subsequent to December 31, 2018.

Special Items. The $21.9 million special items expense for 2019 related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer. The $18.5 million of expense was included in the SkyWest Airlines segment. The special items expense also included $3.4 million of expense associated with a cash payout of certain ExpressJet employees’ stock equity grants as part of the sale of ExpressJet, which was reflected in the ExpressJet segment.

Other operating expenses. Other operating expenses primarily consist of property taxes, hull and liability insurance, simulator costs, crew per diem, and crew hotel costs. The $29.1 million, or 10.7%, decrease in other operating expenses was primarily related to the sale of ExpressJet and the related decrease in crew costs.

Interest Expense. The $7.3 million, or 6.1%, increase in interest expense was primarily related to the additional interest expense associated with the ten E175 aircraft added to our fleet since December 31, 2018, which were debt financed.

Total airline expenses. The $280.3 million, or 9.8%, decrease in total airline expenses was primarily related to the sale of ExpressJet and the related expenses associated with ExpressJet’s prior operations, partially offset by additional operating expenses at SkyWest Airlines and SkyWest Leasing that resulted from new, additional aircraft we placed into service since December 31, 2018.

Summary of interest income, other income (expense) and provision for income taxes:

Interest income. Interest income increased $5.3 million, or 60.2%, during 2019, compared to 2018. The increase in interest income was primarily related to an increase in interest rates subsequent to December 31, 2018, and an increase in interest earned from loans to third parties executed subsequent to December 31, 2018.

Other income (expense), net. During 2019, we had other income, net of $47.7 million primarily related to the gain on sale of ExpressJet. During 2018, we had other income, net of $3.6 million primarily related to a mark-to-market gain on trading securities and excess rotable spare parts sold during 2018.

Summary of provision for income taxes:

Provision for income taxes. For the years ended December 31, 2019 and December 31, 2018, we recorded income tax provisions of 23.8% and 23.5%, respectively, which include the statutory federal income tax rate of 21% and other reconciling income tax items, including state income taxes. We recorded a $3.5 million and $4.5 million benefit from share-based compensation in 2019 and 2018, respectively, relating to ASU 2016-09 which requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are vested/exercised.

Net Income. Primarily due to the factors described above, we generated net income of $340.1 million, or $6.62 per diluted share, for the year ended December 31, 2019, compared to a net income of $280.4 million, or $5.30 per diluted share, for the year ended December 31, 2018.

Our Business Segments 2019 compared to 2018:

For 2019 and 2018 prior to the sale of ExpressJet in January 2019, we had three reportable segments, which were the basis of our internal financial reporting: SkyWest Airlines, ExpressJet and SkyWest Leasing. Following the sale of ExpressJet, we have two reportable segments: SkyWest Airlines and SkyWest Leasing.

Corporate overhead expenses, primarily administrative labor costs, were allocated to the operating expenses of SkyWest Airlines, ExpressJet and SkyWest Leasing.

The segment information presented for ExpressJet for 2019 reflects ExpressJet’s results prior to the sale of ExpressJet on January 22, 2019, when ExpressJet was operating as our subsidiary.

The following table sets forth our segment data for the years ended December 31, 2019 and 2018 (in thousands):

	For the year ended December 31,
	(dollar amounts in thousands)
	2019	2018	$ Change	% Change
	Amount	Amount	Amount	Percent
Operating Revenues:
SkyWest Airlines operating revenue	$2,478,681	$2,346,251	$132,430	5.6%
ExpressJet operating revenues	24,050	564,202	(540,152)	(95.7)%
SkyWest Leasing operating revenues	469,232	311,226	158,006	50.8%
Total Operating Revenues	$2,971,963	$3,221,679	$(249,716)	(7.8)%
Airline Expenses:
SkyWest Airlines airline expense	$2,228,157	$2,039,581	$188,576	9.2%
ExpressJet airline expense	28,690	579,948	(551,258)	(95.1)%
SkyWest Leasing segment expense	330,613	248,279	82,334	33.2%
Total Airline Expense(1)	$2,587,460	$2,867,808	$(280,348)	(9.8)%
Segment profit (loss):
SkyWest Airlines segment profit	$250,524	$306,670	$(56,146)	(18.3)%
ExpressJet segment loss	(4,640)	(15,746)	11,106	(70.5)%
SkyWest Leasing segment profit	138,619	62,947	75,672	120.2%
Total Segment Profit (loss)	$384,503	$353,871	$30,632	8.7%
Interest Income	14,131	8,823	5,308	60.2%
Other Income, net	47,671	3,620	44,051	1,216.9%
Consolidated Income Before Taxes	$446,305	$366,314	$79,991	21.8%
(1)	Total Airline Expense includes operating expense and interest expense

SkyWest Airlines Segment Profit. SkyWest Airlines segment profit decreased $56.1 million, or 18.3%, during 2019, compared to 2018.

SkyWest Airlines block hour production increased to 1,464,405, or 6.1%, for 2019 from 1,380,420 for 2018, primarily due to the additional block hour production from the new E175 and CRJ900 aircraft added subsequent to December 31, 2018. Significant items contributing to the SkyWest Airlines segment profit are set forth below.

The $132.4 million, or 5.6%, increase to SkyWest Airlines operating revenue during 2019, compared to 2018, was primarily due to ten E175 aircraft and seven CRJ900 aircraft placed into service in 2019 and additional aircraft operating under prorate agreements since 2018.

The $188.6 million, or 9.2%, increase in the SkyWest Airlines airline expense during 2019, compared to 2018, was primarily due to the following factors:

●	SkyWest Airlines’ salaries, wages and benefits expense increased by $113.2 million, or 13.0%, primarily due to increased labor costs and employee benefit costs for certain work groups, including flight crews and due to additional block hour production.

●	SkyWest Airlines’ aircraft maintenance, materials and repairs expense increased by $86.5 million, or 21.1%, primarily attributable to direct maintenance costs incurred on a portion of SkyWest Airlines’ CRJ fleet including aircraft airframe inspections and an increase in the percentage of our fleet that is under long-term Power-By-The-Hour engine maintenance agreements at SkyWest Airlines, including the additional ten E175 aircraft added subsequent to December 31, 2018.

●	SkyWest Airlines’ aircraft rental expenses decreased $77.0 million, or 52.9%, primarily due to the acquisition of 56 CRJ aircraft under an early lease buyout arrangement during 2019 and through a reduction of our fleet size that was financed through leases as a result of scheduled lease expirations subsequent to December 31, 2018.

●	SkyWest Airlines operating expenses included special items related to a non-cash write-off of $18.5 million in aircraft manufacturer part credits that we forfeited to settle future lease return obligations with the aircraft manufacturer.

●	SkyWest Airlines other operating expense increased $23.8 million, or 11.0%. The increase in other operating expense was primarily due to an increase in the use of hotels for crews, property taxes on additional aircraft added subsequent to December 31, 2018 and an increase in direct operating costs associated with the increase in block hour production year-over-year.

●	The remaining increase in SkyWest Airlines airline expense was primarily due to an increase in airport related costs associated with the prorate operations.

ExpressJet Segment Loss. ExpressJet’s segment loss decreased $11.1 million, or 70.5%, during 2019, compared to 2018, primarily due to the sale of ExpressJet in January 2019.

SkyWest Leasing Segment Profit. SkyWest Leasing profit increased $75.7 million, or 120.2%, during 2019, compared to 2018, primarily due to ten E175 aircraft added to our fleet subsequent to December 31, 2018 and additional revenue from leasing aircraft and spare engines to third parties.

Liquidity and Capital Resources

Sources and Uses of Cash—2019 Compared to 2018

Cash Position and Liquidity. The following table provides a summary of the net cash provided by (used in) our operating, investing and financing activities for the years ended December 31, 2019 and 2018, and our total cash and marketable securities position as of December 31, 2019 and December 31, 2018 (in thousands).

	For the year ended December 31,
	2019	2018	$ Change	% Change
Net cash provided by operating activities	$721,030	$802,534	$(81,504)	(10.2)%
Net cash used in investing activities	(657,034)	(983,404)	326,370	(33.2)%
Net cash provided by (used in) financing activities	(305,174)	327,462	(632,636)	(193.2)%

	December 31,	December 31,
	2019	2018	$ Change	% Change
Cash and cash equivalents	$87,206	$328,384	$(241,178)	(73.4)%
Marketable securities	432,966	360,945	72,021	20.0%
Total	$520,172	$689,329	$(169,157)	(24.5)%

Cash Flows from Operating Activities. The $81.5 million, or 10.2%, decrease in net cash provided by operating activities was primarily due to changes in our working capital accounts during 2019 compared to 2018. This decrease in cash provided by operating activities was partially offset by an increase in income before income taxes of $80.0 million in 2019 compared to 2018.

Cash Flows from Investing Activities. The $326.4 million, or 33.2%, decrease in cash used in investing activities was primarily due to the reduction of new E175 aircraft acquired from 39 during 2018, compared to ten for 2019. This reduction was partially offset by the acquisition of 85 used CRJ aircraft during 2019 including the 56 used CRJ aircraft purchased under an early lease buyout during the first half of 2019. These changes represented a $481.1 million decrease in aircraft purchases. Additionally, during 2019, we sold ExpressJet for $79.6 million partially offset by a note receivable issued to the buyer of $26.4 million, resulting in net cash from the sale of ExpressJet of $53.2 million.

Cash Flows from Financing Activities. The $632.6 million, or 193.2%, increase in cash used in financing activities was primarily related to the decrease in proceeds from the issuance of long-term debt of $200.0 million associated with ten E175 aircraft and two previously leased aircraft acquired during 2019, compared to proceeds from the issuance of debt of $784.7 million associated with 39 E175 aircraft acquired during 2018. Additionally, during 2019, we used an additional $35.9 million to purchase treasury shares and common stock, and for income tax payments towards vested employee equity awards.

Liquidity and Capital Resources as of December 31, 2019 and 2018

We believe that in the absence of unusual circumstances, the working capital currently available to us, together with our projected cash flows from operations, will be sufficient to meet our present financial requirements, including anticipated expansion, planned capital expenditures, and scheduled lease payments and debt service obligations for at least the next 12 months.

At December 31, 2019, our total capital mix was 45.3% equity and 54.7% long-term debt, compared to 41.1% equity and 58.9% long-term debt at December 31, 2018.

At December 31, 2019, we had $8.8 million in letters of credit issued under our line of credit facility, which reduced the amount available under the facility to $66.2 million. The facility expires on September 1, 2021 and has a variable interest rate of LIBOR plus 2.5% at December 31, 2019.

As of December 31, 2019 and 2018, we had $61.7 million and $78.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions.

As of December 31, 2019 and 2018, we had no restricted cash.

Significant Commitments and Obligations

General

The following table summarizes our commitments and obligations as noted for each of the next five years and thereafter (in thousands):

	Total	2020	2021	2022	2023	2024	Thereafter
Operating lease payments for aircraft and facility obligations	$443,660	$94,806	$84,285	$73,960	$68,581	$27,282	$94,746
Firm aircraft and spare engine commitments	779,410	489,796	284,114	5,500	—	—	—
Interest commitments(A)	574,577	120,005	104,678	90,251	73,946	59,373	126,324
Principal maturities on long-term debt	3,017,523	367,954	352,005	365,907	374,906	327,630	1,229,121
Total commitments and obligations	$4,815,170	$1,072,561	$825,082	$535,618	$517,433	$414,285	$1,450,191
(A)	At December 31, 2019, all of our total long-term debt had fixed interest rates.

Purchase Commitments and Options

As of December 31, 2019, we had a firm purchase commitment for 26 E175 aircraft from Embraer with scheduled delivery dates through 2021.

We have not historically funded a substantial portion of our aircraft acquisitions with working capital. Rather, we have generally funded our aircraft acquisitions through a combination of operating leases and long-term debt financing. At the time of each aircraft acquisition, we evaluate the financing alternatives available to us, and select one or more of these methods to fund the acquisition. At present, we intend to fund our acquisition of any additional aircraft through cash on hand and debt financing. Based on current market conditions and discussions with prospective leasing organizations and financial institutions, we currently believe that we will be able to obtain financing for our committed acquisitions, as well as additional aircraft. We intend to finance the firm purchase commitment for 26 E175 aircraft with approximately 85% debt and the remaining balance with cash.

Aircraft Lease and Facility Obligations

We also have significant long-term lease obligations, primarily relating to our aircraft fleet. At December 31, 2019, we had 94 aircraft under lease with remaining terms ranging from less than one to ten years. Future minimum lease payments due under all long-term operating leases were approximately $443.6 million at December 31, 2019. Assuming a 6.4% discount rate, which is the average incremental borrowing rate we anticipate we would have incurred on debt obtained over a similar term to acquire these assets, the present value of these lease obligations would have been equal to approximately $354.0 million at December 31, 2019.

Long-term Debt Obligations

As of December 31, 2019, we had $3.0 billion of long-term debt obligations related to the acquisition of aircraft and certain spare engines. The average effective interest rate on those long-term debt obligations was approximately 4.2% at December 31, 2019.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Aircraft Fuel

In the past, we have not experienced difficulties with fuel availability and we currently expect to be able to obtain fuel at prevailing prices in quantities sufficient to meet our future needs. Pursuant to our contract flying arrangements, Delta, United, American and Alaska have agreed to bear the economic risk of fuel price fluctuations on our contracted flights. We bear the economic risk of fuel price fluctuations on our prorate operations. For each of the years ended December 31, 2019, 2018 and 2017, approximately 18%, 16% and 14% of our total flying agreements revenue was derived from prorate arrangements. For the years ended December 31, 2019, 2018 and 2017, the average price per gallon of aircraft fuel was $2.51, $2.60 and $2.06, respectively. For illustrative purposes only, we have estimated the impact of the market risk of fuel on our prorate operations using a hypothetical increase of 25% in the price per gallon we purchase. Based on this hypothetical assumption, we would have incurred an additional $29.8 million, $29.4 million and $21.3 million in fuel expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Interest Rates

As of December 31, 2019, all of our interest rates on our long-term debt were fixed rates. We currently intend to finance the acquisition of aircraft through manufacturer financing or long-term borrowings. Changes in interest rates may impact the actual cost to us to acquire future aircraft. To the extent we place new aircraft in service under our code-share agreements with Delta, United, American, Alaska or other carriers, our code-share agreements currently provide that reimbursement rates will be adjusted to reflect the interest rates effective at the closing of the respective aircraft financing.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information set forth below should be read together with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SkyWest, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to the adoption of ASU No. 2016-02, “Leases (Topic 842).”

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of workers’ compensation liability
Description of the Matter

At December 31, 2019, the Company’s workers’ compensation liability balance totaled $23.9 million, presented as a component of other current liabilities and other long-term liabilities on the balance sheet. The Company discusses the estimate related to the workers’ compensation within Note 5, Commitments and Contingencies.

Auditing the estimated ultimate losses associated with the workers’ compensation liability is complex and highly judgmental due to the significant estimation required in determining the ultimate aggregate liabilities for claims incurred. In particular, the estimate was sensitive to significant assumptions such as the estimation of loss payment and loss reporting development patterns.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s workers’ compensation liability process. As part of our testing, we also considered controls over management’s review of the significant assumptions noted above. We also tested controls performed by management to review the historical estimates of the workers’ compensation liability for accuracy.

To test the estimate of the Company’s workers’ compensation liability, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions used in estimating the worker’s compensation liability and the underlying data used by the Company in its analysis. We utilized the assistance of our actuarial specialists in assessing the reasonableness of the methodologies used and significant assumptions applied, including the estimation of loss payment and loss reporting development patterns, as well as developing an independent projection of the Company’s unpaid claims obligations. We also assessed the historical accuracy of management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2003.

Salt Lake City, Utah

February 18, 2020

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands)

ASSETS

	December 31,	December 31,
	2019	2018
CURRENT ASSETS:
Cash and cash equivalents	$87,206	$328,384
Marketable securities	432,966	360,945
Income tax receivable	11,141	25,936
Receivables, net	82,977	64,194
Inventories, net	110,503	127,690
Prepaid aircraft rents	—	87,031
Other current assets	35,553	26,614
Total current assets	760,346	1,020,794

PROPERTY AND EQUIPMENT:
Aircraft and rotable spares	7,078,801	6,433,916
Deposits on aircraft	48,858	42,012
Buildings and ground equipment	265,398	291,544
	7,393,057	6,767,472
Less-accumulated depreciation and amortization	(1,998,376)	(1,761,728)
Total property and equipment, net	5,394,681	5,005,744

OTHER ASSETS
Operating lease right-of-use assets	336,009	—
Long-term prepaid assets	—	181,830
Other long-term assets	166,093	104,844
Total other assets	502,102	286,674
Total assets	$6,657,129	$6,313,212

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(Dollars in thousands)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	December 31,	December 31,
	2019	2018
CURRENT LIABILITIES:
Current maturities of long-term debt	$364,126	$350,206
Accounts payable	284,473	331,982
Accrued salaries, wages and benefits	133,856	161,606
Current maturities of operating lease liabilities	94,806
Taxes other than income taxes	15,004	16,024
Other current liabilities	32,411	65,008
Total current liabilities	924,676	924,826

LONG-TERM DEBT, net of current maturities	2,628,989	2,809,768

DEFERRED INCOME TAXES PAYABLE	623,580	518,159

DEFERRED AIRCRAFT CREDITS	—	29,308

NONCURRENT OPERATING LEASE LIABILITIES	259,237	—

OTHER LONG-TERM LIABILITIES	45,633	66,870

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ EQUITY:
Preferred stock, 5,000,000 shares authorized; none issued	—	—
Common stock, no par value, 120,000,000 shares authorized; 81,742,937 and 81,239,289 shares issued, respectively	686,806	690,910
Retained earnings	2,079,179	1,776,585
Treasury stock, at cost, 31,420,179 and 29,850,999 shares, respectively	(590,971)	(503,182)
Accumulated other comprehensive loss	—	(32)
Total stockholders’ equity	2,175,014	1,964,281
Total liabilities and stockholders’ equity	$6,657,129	$6,313,212

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017 (a)
OPERATING REVENUES:
Flying agreements	$2,889,265	$3,169,520	$3,078,297
Airport customer service and other	82,698	52,159	44,295
Total operating revenues	2,971,963	3,221,679	3,122,592
OPERATING EXPENSES:
Salaries, wages and benefits	1,001,746	1,201,518	1,192,067
Aircraft maintenance, materials and repairs	514,313	556,259	579,463
Depreciation and amortization	368,098	334,589	292,768
Aircraft fuel	119,115	117,657	85,136
Airport-related expenses	118,837	109,605	118,374
Aircraft rentals	71,998	154,945	215,807
Special items	21,869	—	—
Other operating expenses	243,729	272,826	250,778
Total operating expenses	2,459,705	2,747,399	2,734,393
OPERATING INCOME	512,258	474,280	388,199
OTHER INCOME (EXPENSE):
Interest income	14,131	8,823	4,509
Interest expense	(127,755)	(120,409)	(104,925)
Other, net	47,671	3,620	400
Total other expense, net	(65,953)	(107,966)	(100,016)
INCOME BEFORE INCOME TAXES	446,305	366,314	288,183
PROVISION (BENEFIT) FOR INCOME TAXES	106,206	85,942	(140,724)
NET INCOME	$340,099	$280,372	$428,907

BASIC EARNINGS PER SHARE	$6.68	$5.40	$8.28
DILUTED EARNINGS PER SHARE	$6.62	$5.30	$8.08
Weighted average common shares:
Basic	50,932	51,914	51,804
Diluted	51,375	52,871	53,100

COMPREHENSIVE INCOME:
Net income	$340,099	$280,372	$428,907
Net unrealized appreciation on marketable securities, net of taxes	32	18	21
TOTAL COMPREHENSIVE INCOME	$340,131	$280,390	$428,928
(a)	Amounts adjusted due to the adoption of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Topic 606”). See Note 1 to the financial statements of this report for additional information.

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

						Accumulated
						Other
	Common Stock		Retained	Treasury Stock		Comprehensive
	Shares	Amount	Earnings	Shares	Amount	Income (Loss)	Total
Balance at December 31, 2016	79,781	$657,353	$1,103,751	(28,015)	$(410,090)	$(71)	$1,350,943
Net income	—	—	428,907	—	—	—	428,907
Net unrealized appreciation on marketable securities, net of tax of $7	—	—	—	—	—	21	21
Exercise of common stock options and vested restricted stock units	529	1,658	—	—	—	—	1,658
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(145)	(5,080)	—	(5,080)
Sale of common stock under employee stock purchase plan	88	3,002	—	—	—	—	3,002
Stock based compensation expense related to the issuance of equity awards	—	10,580	—	—	—	—	10,580
Impact of adoption of ASU 2016-09 (See Note 1)	—	—	867	—	—	—	867
Treasury stock purchases	—	—	—	(484)	(20,008)	—	(20,008)
Cash dividends declared ($0.32 per share)	—	—	(16,568)	—	—	—	(16,568)
Balance at December 31, 2017	80,398	672,593	1,516,957	(28,644)	(435,178)	(50)	1,754,322
Net income	—	—	280,372	—	—	—	280,372
Net unrealized appreciation on marketable securities, net of tax of $6	—	—	—	—	—	18	18
Exercise of common stock options and vested restricted stock units	780	2,174	—	—	—	—	2,174
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(239)	(13,556)	—	(13,556)
Sale of common stock under employee stock purchase plan	61	3,038	—	—	—	—	3,038
Stock based compensation expense related to the issuance of equity awards	—	13,105	—	—	—	—	13,105
Treasury stock purchases	—	—	—	(968)	(54,448)	—	(54,448)
Cash dividends declared ($0.40 per share)	—	—	(20,744)	—	—	—	(20,744)
Balance at December 31, 2018	81,239	690,910	1,776,585	(29,851)	(503,182)	(32)	1,964,281
Change in accounting principle and other (see Note 6)	—	—	(13,141)	—	—	—	(13,141)
Balance at December 31, 2018, as adjusted	81,239	690,910	1,763,444	(29,851)	(503,182)	(32)	1,951,140
Net income	—	—	340,099	—	—	—	340,099
Net unrealized appreciation on marketable securities, net of tax of $10	—	—	—	—	—	32	32
Exercise of common stock options and vested restricted stock units	707	3,106	—	—	—	—	3,106
Treasury shares acquired from vested employee stock awards for income tax withholdings	—	—	—	(173)	(9,313)	—	(9,313)
Sale of common stock under employee stock purchase plan	65	3,165	—	—	—	—	3,165
Stock based compensation expense related to the issuance of equity awards, net of forfeitures	—	5,770	—	—	—	—	5,770
Common stock purchased and cancelled	(268)	(16,145)		—	—	—	(16,145)
Treasury stock purchases	—	—	—	(1,396)	(78,476)	—	(78,476)
Cash dividends declared ($0.48 per share)	—	—	(24,364)	—	—	—	(24,364)
Balance at December 31, 2019	81,743	$686,806	$2,079,179	(31,420)	$(590,971)	$—	$2,175,014

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$340,099	$280,372	$428,907
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368,098	334,589	292,768
Stock based compensation expense	10,274	13,105	10,580
Gain on sale of subsidiary	(46,525)	—	—
Special items	21,869	—	—
Net increase (decrease) in deferred income taxes	109,654	99,139	(145,517)
Changes in operating assets and liabilities:
Decrease in restricted cash	—	—	8,243
Decrease (increase) in receivables	(40,700)	(21,464)	4,201
Decrease (increase) in income tax receivable	14,795	(20,620)	1,673
Increase in inventories	(4,303)	(7,935)	(1,246)
Decrease in other current assets	2,707	77,484	26,017
Increase in operating lease right-of-use asset	(895)	—	—
Decrease in deferred aircraft credits	—	(14,243)	(8,520)
Increase (decrease) in accounts payable and other current liabilities	(54,043)	62,107	67,018
NET CASH PROVIDED BY OPERATING ACTIVITIES	721,030	802,534	684,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(1,938,750)	(2,308,768)	(1,533,867)
Sales of marketable securities	1,866,761	2,451,344	1,440,283
Net cash received from sale of subsidiary	53,200	—	—
Acquisition of property and equipment:
Aircraft and rotable spare parts	(581,329)	(1,062,380)	(661,176)
Buildings and ground equipment	(80,586)	(34,397)	(27,467)
Proceeds from the sale of aircraft, property and equipment	26,008	—	51,994
Deposits on aircraft	(52,817)	(41,937)	(46,733)
Return of deposits applied towards acquired aircraft	46,346	49,550	36,533
Decrease (increase) in other assets	4,133	(36,816)	(10,904)
NET CASH USED IN INVESTING ACTIVITIES	(657,034)	(983,404)	(751,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	200,040	784,665	471,677
Principal payments on long-term debt	(382,442)	(370,775)	(330,258)
Proceeds from issuance of common stock	6,271	5,212	4,660
Purchase of treasury stock	(78,476)	(54,448)	(20,008)
Purchase of common stock	(16,145)	—	—
Employee income tax paid on vested equity awards	(9,313)	(13,556)	(5,080)
Increase in debt issuance cost	(1,642)	(3,892)	(3,737)
Payment of cash dividends	(23,467)	(19,744)	(15,015)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(305,174)	327,462	102,239

Increase (decrease) in cash and cash equivalents	(241,178)	146,592	35,026
Cash and cash equivalents at beginning of period	328,384	181,792	146,766
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$87,206	$328,384	$181,792

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Non-cash investing activities:
Acquisition of rotable spare parts	$16,514	$367	$755
Debt assumed on aircraft acquired under operating leases	$14,475	$59,132	$—
Engines contributed to joint venture	$22,313	$—	$—
Non-cash assets used to acquire aircraft under operating leases	$153,566	$—	$—
Lease liability arising from the recognition of right-of-use asset	$456,472	$—	$—
Cash paid during the period for:
Interest, net of capitalized amounts	$131,733	$118,268	$105,639
Income taxes	$2,490	$2,661	$5,010

SUPPLEMENTAL DISCLOSURE OF SALE OF SUBSIDIARY:
Decrease in carrying amount of assets	$(101,448)	$—	$—
Decrease in carrying amount of liabilities	68,341	—	—
Cash received from buyers	79,632	—	—
Gain on sale of subsidiary	$46,525	$—	$—

See accompanying notes to consolidated financial statements.

SKYWEST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(1) Nature of Operations and Summary of Significant Accounting Policies

SkyWest, Inc. (the “Company”), through its subsidiary, SkyWest Airlines, Inc. (“SkyWest Airlines”) operates the largest regional airline in the United States. On January 22, 2019, the Company completed the sale of its former wholly owned subsidiary, ExpressJet Airlines, Inc. (“ExpressJet”). As of December 31, 2019, SkyWest Airlines offered scheduled passenger service under code-share agreements with Delta, United, American and Alaska with approximately 2,300 total daily departures to destinations in the United States, Canada, Mexico and the Caribbean. Additionally, the Company provides airport customer service and ground handling services for other airlines throughout its system. As of December 31, 2019, the Company had 483 aircraft in scheduled service out of a combined fleet of 544 aircraft consisting of the following:

	CRJ200	CRJ700	CRJ900	E175	Total
Delta	84	13	43	59	199
United	99	19	—	65	183
American	7	62	—	—	69
Alaska	—	—	—	32	32
Aircraft in scheduled service	190	94	43	156	483
Subleased to an un-affiliated entity	4	10	5	—	19
Other*	20	22	—	—	42
Total Fleet	214	126	48	156	544

*As of December 31, 2019, these aircraft have been removed from service and are in the process of being placed under a leasing arrangement with a third party, are aircraft transitioning between code-share agreements with the Company’s major airline partners and being used as a supplemental spare aircraft, or are in the process of being parted out.

For the year ended December 31, 2019, approximately 41.2% of the Company’s aircraft in scheduled service operated for Delta, approximately 37.9% was operated for United, approximately 14.3% was operated for American and approximately 6.6% was operated for Alaska.

SkyWest Airlines has been a code-share partner with Delta since 1987, United since 1997, Alaska since 2011 and American since 2012. As of December 31, 2019, SkyWest Airlines operated as a Delta Connection carrier primarily in Salt Lake City and Minneapolis, a United Express carrier primarily in Los Angeles, San Francisco, Denver, Houston, Chicago and the Pacific Northwest, an American carrier primarily in Chicago, Los Angeles and Phoenix and an Alaska carrier primarily in the Pacific Northwest.

SkyWest Airlines operates the following aircraft manufactured by Bombardier Aerospace (“Bombardier”): CRJ200s, CRJ700s and CRJ900s, and E175s manufactured by Embraer S.A. (“Embraer”). The CRJ200 is a single-class 50-seat aircraft. The CRJ700, CRJ900 and E175 aircraft have a dual-class seat configuration typically configured with 65 to 76 seats.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of the Company and the SkyWest Airlines, ExpressJet (for the periods owned by the Company) and SkyWest Leasing segments, with all inter-company transactions and balances having been eliminated.

In preparing the accompanying consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after December 31, 2019, through the filing date of the Company’s annual report with the U.S. Securities and Exchange Commission. The Company reclassified certain prior period amounts to conform to the current period presentation (see Recent Accounting Pronouncements).

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company had no restricted cash as of December 31, 2019 and 2018.

Marketable Securities

The Company’s investments in debt securities are classified as available-for-sale and are reported at fair market value with the net unrealized appreciation reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. At the time of sale, any realized appreciation or depreciation, calculated by the specific identification method, is recognized in other income and expense. At December 31, 2019, the fair market value of the available-for-sale securities was the amortized cost. The Company’s position in marketable securities as of December 31, 2019 and 2018 was as follows (in thousands):

		Gross unrealized	Gross unrealized
At December 31, 2019	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$87,206	$—	$—	$87,206
Marketable securities:
Bond and bond funds	$267,243	$—	$—	$267,243
Commercial Paper	165,723	—	—	165,723
Total marketable securities	$432,966	$—	$—	$432,966
Total assets measured at fair value	$520,172	$—	$—	$520,172

		Gross unrealized	Gross unrealized
At December 31, 2018	Amortized Cost	holding gains	holding losses	Fair market value
Total cash and cash equivalents	$328,384	$—	$—	$328,384
Marketable securities:
Bond and bond funds	$229,825	$—	$(42)	$229,783
Commercial Paper	131,163	—	(1)	131,162
Total marketable securities	$360,988	$—	$(43)	$360,945
Total assets measured at fair value	$689,372	$—	$(43)	$689,329

As of December 31, 2019 and 2018, the Company had classified $433.0 million and $360.9 million of marketable securities, respectively, as short-term since it had the ability to redeem the securities within one year.

Inventories

Inventories include expendable parts, fuel and supplies and are valued at cost (FIFO basis) less an allowance for obsolescence based on historical results, excess parts and management’s expectations of future operations. Expendable inventory parts are charged to expense as used. An obsolescence allowance for flight equipment expendable parts is accrued based on estimated lives of the corresponding fleet types and salvage values. The inventory allowance as of December 31, 2019 and 2018 was $15.9 million and $22.1 million, respectively.

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

Impairment of Long-Lived Assets

As of December 31, 2019, the Company had approximately $5.4 billion of property and equipment and related assets. In accounting for these long-lived and intangible assets, the Company makes estimates about the expected useful lives of the assets, the expected residual values of certain of these assets, and the potential for impairment based on the fair value of the assets and the cash flows they generate. Factors indicating potential impairment include, but are not limited to, significant decreases in the market value of the long-lived assets, a significant change in the condition of the long-lived assets and operating cash flow losses associated with the use of the long-lived assets. On a periodic basis, the Company evaluates whether impairment indicators are present. When considering whether or not impairment of long-lived assets exists, the Company groups similar assets together at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities and compare the undiscounted cash flows for each asset group to the net carrying amount of the assets supporting the asset group. Asset groupings are done at the fleet or contract level.

The Company did not recognize any impairment charges of long-lived assets during the years ended December 31, 2019, 2018 and 2017.

Capitalized Interest

Interest is capitalized on aircraft purchase deposits as a portion of the cost of the asset and is depreciated over the estimated useful life of the asset. During the years ended December 31, 2019, 2018 and 2017, the Company capitalized interest costs of approximately $1.6 million, $1.5 million, and $1.4 million, respectively.

Maintenance

The Company operates under a U.S. Federal Aviation Administration approved continuous inspection and maintenance program. The Company uses the direct expense method of accounting for its regional jet engine overhauls wherein the expense is recorded when the overhaul event occurs. The Company has engine services agreements with third-party vendors to provide long-term engine services covering the scheduled and unscheduled repairs for most of its aircraft. Under the terms of the agreements, the Company pays a fixed dollar amount per engine hour flown on a monthly basis and the third-party vendors will assume the responsibility to repair the engines at no additional cost to the Company, subject to certain specified exclusions. Maintenance costs under these contracts are recognized when the engine hour is flown pursuant to the terms of each contract.

The costs of maintenance for airframe and avionics components, landing gear and other recurring maintenance are expensed as incurred.

Flying Agreements and Airport Customer Service and Other Revenues

The Company recognizes flying agreements revenue and airport customer service and other revenues when the service is provided under its code-share agreements. Under the Company’s fixed-fee arrangements (referred to as “fixed-fee arrangements,” “fixed-fee contracts” or “capacity purchase agreements”) with Delta Air Lines, Inc. (“Delta”), United Airlines, Inc. (“United”), American Airlines, Inc. (“American”) and Alaska Airlines, Inc. (“Alaska”) (each, a “major airline partner”), the major airline partner generally pays the Company a fixed-fee for each departure, flight hour (measured from takeoff to landing, excluding taxi time) or block hour (measured from takeoff to landing, including taxi time) incurred, and an amount per aircraft in service each month with additional incentives based on flight completion and on-time performance. The major airline partner also directly pays for or reimburses the Company for certain direct expenses incurred under the fixed-fee arrangement, such as fuel, airport landing fees and airport rents. Under the fixed-fee arrangements, the Company’s performance obligation is met and revenue is recognized when each flight is completed and is reflected in flying agreements revenue. The transaction price for the fixed-fee agreements is determined from the fixed-fee consideration, incentive consideration and directly reimbursed expenses earned as flights are completed over the agreement term. For the year ended December 31, 2019, fixed-fee arrangements represented approximately 82.0% of the Company’s flying agreements revenue.

Under the Company’s revenue-sharing arrangements (referred to as a “revenue-sharing” or “prorate” arrangement), the major airline partner and the Company negotiate a passenger fare proration formula, pursuant to which the Company receives a percentage of the ticket revenues for those passengers traveling for one portion of their trip on a Company airline and the other portion of their trip on the major airline partner. Under the Company’s prorate flying agreements, the performance obligation is met and revenue is recognized when each flight is completed based upon the portion of the prorate passenger fare the Company anticipates that it will receive for each completed flight. The transaction price for the prorate agreements is determined from the proration formula derived from each passenger ticket amount on each completed flight over the agreement term. For the year ended December 31, 2019, prorate flying arrangements represented approximately 18.0% of the Company’s flying agreements revenue.

Airport customer service and other revenues primarily consist of ground handling functions, such as gate and ramp agent services at applicable airports where the Company provides such services. The transaction price for airport customer service agreements is determined from an agreed-upon rate by location applied to the applicable number of flights handled by the Company over the agreement term. Additionally, airport customer service and other revenues includes revenue generated from aircraft and spare engines leased to third parties. Of the Company’s $5.4 billion of property and equipment, net as of December 31, 2019, $97.0 million of regional jet aircraft and spare engines was leased to third parties under operating leases. The Company mitigates the residual asset risks of these assets by leasing aircraft and engine types that can be operated by the Company in the event of a default. A portion of the Company’s leases to third parties contain variable payments from lessees based on departures where the Company pays for maintenance. Additionally, the operating leases typically have specified lease return condition requirements paid by the lessee to the Company and the Company typically maintains inspection rights under the leases.

The following table represents the Company’s airport customer service and other revenue for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Airport customer service revenue	$45,538	$48,236	$41,002
Operating lease income relating to lease payments	27,552	3,923	3,293
Operating lease income relating to variable lease payments	9,608	—	—
Airport customer service and other	$82,698	$52,159	$44,295

The following table summarizes future minimum rental income under operating leases primarily related to leased aircraft that had remaining non-cancelable lease terms as of December 31, 2019 (in thousands):

2020	$32,724
2021	31,344
2022	24,786
2023	18,530
2024	18,222
Thereafter	54,932
$180,538

Other ancillary revenues commonly associated with airlines, such as baggage fee revenue, ticket change fee revenue and the marketing component of the sale of mileage credits, are retained by the Company’s major airline partners on flights that the Company operates under its code-share agreements.

The following table represents the Company’s flying agreements revenue by type for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	For the year ended December 31,
	2019	2018	2017
Capacity purchase agreements revenue: flight operations	$1,538,062	$1,856,253	$1,805,510
Capacity purchase agreements revenue: aircraft lease	830,247	814,518	834,366
Prorate agreements revenue	520,956	498,749	438,421
Flying agreements revenue	$2,889,265	$3,169,520	$3,078,297

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

The following summarizes the significant provisions of each code-share agreement the Company has with each major airline partner through SkyWest Airlines:

Delta Connection Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Delta Connection Agreement (fixed-fee arrangement)	● CRJ 200 ● CRJ 700 ● CRJ 900 ● E175	55 13 43 59	● Individual aircraft have scheduled removal dates from 2020 to 2029 ● The average remaining term of the aircraft under contract is 4.1 years
Delta Connection Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	29	● Terminable with 30-day notice

United Express Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
United Express Agreements (fixed-fee arrangement)	● CRJ 200 ● CRJ 700 ● E175	68 19 65	● Individual aircraft have scheduled removal dates under the agreement between 2020 and 2029 ● The average remaining term of the aircraft under contract is 4.3 years
United Express Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	31	● Terminable with 120-day notice

American Agreements

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
American Agreement (fixed-fee arrangement)	● CRJ 700	62	● Individual aircraft have scheduled removal dates from 2022 to 2025 ● The average remaining term of the aircraft under contract is 4.1 years
American Prorate Agreement (revenue-sharing arrangement)	● CRJ 200	7	● Terminable with 120-day notice

Alaska Capacity Purchase Agreement

Agreement	Aircraft type	Number of Aircraft	Term / Termination Dates
Alaska Agreement (fixed-fee arrangement)	● E175	32	● Individual aircraft have scheduled removal dates from 2027 to 2030 ● The average remaining term of the aircraft under contract is 9.2 years

In addition to the contractual arrangements described above, SkyWest Airlines has entered into fixed-fee agreements with Delta and American to place additional E175 aircraft into service. As of December 31, 2019, the Company was scheduled to take delivery of six new E175 aircraft in connection with its agreement with Delta and 20 new E175 aircraft in connection with its agreement with American. The delivery dates for the new E175 aircraft are currently scheduled to be completed by the end of 2021. Final delivery dates may be adjusted based on various factors. Additionally, the Company is scheduled to add an additional six used E175 aircraft under the Delta agreement during 2020.

SkyWest Airlines also entered into an agreement with Delta to place one CRJ900 aircraft under a nine-year fixed-fee agreement in 2020.

SkyWest Airlines also entered into an agreement with American to place ten used CRJ700s under a multi-year contract. As of December 31, 2019, SkyWest Airlines had placed two of these CRJ700 aircraft into service with American.

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

The Company’s operating revenues could be impacted by a number of factors, including changes to the Company’s code-share agreements with its major airline partners, changes in flight schedules, contract modifications resulting from contract renegotiations, the Company’s ability to earn incentive payments contemplated under the Company’s code-share agreements and settlement of reimbursement disputes with the Company’s major airline partners.

As of December 31, 2019, the Company had $83.0 million in accounts receivable of which $58.8 million related to flying agreements. As of December 31, 2018, the Company had $64.2 million in accounts receivable of which $52.7 million related to flying agreements.

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

Net Income Per Common Share

Basic net income per common share (“Basic EPS”) excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share (“Diluted EPS”) reflects the potential dilution that could occur if stock options or other contracts to issue common stock were exercised or converted into common stock. The computation of Diluted EPS does not assume exercise or conversion of securities that would have an anti-dilutive effect on net income (loss) per common share. During the year ended December 31, 2019, 150,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2019. During the year ended December 31, 2018, 207,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2018. During the year ended December 31, 2017, 284,000 performance share units (at target performance) were excluded in the computation of Diluted EPS since the Company had not achieved the minimum target thresholds as of December 31, 2017. The calculation of the weighted average number of common shares outstanding for Basic EPS and Diluted EPS are as follows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net Income	$340,099	$280,372	$428,907
Denominator:
Basic earnings per share weighted average shares	50,932	51,914	51,804
Dilution due to stock options and restricted stock units	443	957	1,296
Diluted earnings per share weighted average shares	51,375	52,871	53,100
Basic earnings per share	$6.68	$5.40	$8.28
Diluted earnings per share	$6.62	$5.30	$8.08

Comprehensive Income (Loss)

Comprehensive income (loss) includes charges and credits to stockholders’ equity that are not the result of transactions with the Company’s shareholders, including changes in unrealized appreciation on marketable debt securities.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for receivables and accounts payable approximate fair values because of the immediate or short-term maturity of these financial instruments. Marketable securities are reported at fair value based on market quoted prices in the consolidated balance sheets. If quoted prices in active markets are no longer available, the Company has estimated the fair values of these securities utilizing a discounted cash flow analysis. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value of the Company’s long-term debt is estimated based on current rates offered to the Company for similar debt and was approximately $3,049.1 million as of December 31, 2019, as compared to the carrying amount of $3,017.5 million as of December 31, 2019. The Company’s fair value of long-term debt as of December 31, 2018 was $3,157.3 million as compared to the carrying amount of $3,185.4 million as of December 31, 2018.

Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance. The Company’s three operating segments (prior to the sale of ExpressJet in January 2019) consist of the operations conducted by SkyWest Airlines, ExpressJet (for the periods owned by the Company) and SkyWest Leasing. Following the sale of ExpressJet, the Company has two reportable segments: SkyWest Airlines and SkyWest Leasing. Information pertaining to the Company’s reportable segments is presented in Note 2, Segment Reporting.

Recent Accounting Pronouncements

Standards Effective in Future Years and Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments” (“Topic 326”), which requires measurement and recognition of expected credit losses for financial assets held and requires enhanced disclosure regarding significant estimates and judgments used in estimating credit losses. Topic 326 is effective for the Company beginning January 1, 2020. The Company will adopt Topic 326, on January 1, 2020. The Company’s primary financial assets as of December 31, 2019, include trade receivables from its flying agreements, notes and other receivables from third parties. The Company estimates it will record a credit loss amount between $7.0 million and $12.0 million in conjunction with the adoption. The Company anticipates that the initial credit loss recorded upon adoption of Topic 326 will be reflected as a January 1, 2020 beginning balance sheet entry to retained earnings (after income tax).

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

Additionally, the Company’s adoption of Topic 842 did not have a significant impact on the recognition, measurement or presentation of lease revenue and lease expenses within the condensed consolidated statements of operations and comprehensive income or the condensed consolidated statements of cash flows. The Company’s adoption of Topic 842 did not have a material impact on the timing or amount of the Company’s lease revenue as a lessor. The Company’s prepaid aircraft rents, accrued aircraft rents and deferred rent credits that were separately stated in the Company’s December 31, 2018 balance sheet have been classified as a component of the Company’s right-of-use assets effective January 1, 2019. The consolidated financial statements for 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with the Company’s historical accounting policy.

See Note 6, "Leases" for more information.

(2) Segment Reporting

Generally accepted accounting principles require disclosures related to components of a company for which separate financial information is available to, and regularly evaluated by, the Company’s chief operating decision maker when deciding how to allocate resources and in assessing performance.

Prior to the Company’s sale of ExpressJet on January 22, 2019, the Company’s three reporting segments consisted of the operations of SkyWest Airlines, ExpressJet and SkyWest Leasing activities. The segment information presented for ExpressJet reflects the period of time prior to the sale, when ExpressJet was operating as a subsidiary of the Company. The Company concluded that the sale of ExpressJet did not meet the criteria for a discontinued operation. Following the sale of ExpressJet, the Company has two reportable segments: SkyWest Airlines and SkyWest Leasing.

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

The following represents the Company’s segment data for the years ended December 31, 2019, 2018 and 2017 (in thousands).

	Year Ended December 31, 2019
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,478,681	$24,050	$469,232	$2,971,963
Operating expense	2,214,632	28,690	216,383	2,459,705
Depreciation and amortization expense	168,246	971	198,881	368,098
Special items	18,508	3,361	—	21,869
Interest expense	13,525	—	114,230	127,755
Segment profit (loss) (1)	250,524	(4,640)	138,619	384,503
Total assets	2,728,964	—	3,928,165	6,657,129
Capital expenditures (including non-cash)	270,191	—	576,279	846,470

	Year Ended December 31, 2018
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,346,251	$564,202	$311,226	$3,221,679
Operating expense	2,022,560	577,608	147,231	2,747,399
Depreciation and amortization expense	155,511	37,290	141,788	334,589
Interest expense	17,021	2,340	101,048	120,409
Segment profit (loss) (1)	306,670	(15,746)	62,947	353,871
Total assets	2,531,707	279,303	3,502,202	6,313,212
Capital expenditures (including non-cash)	149,731	10,137	996,408	1,156,276

	Year Ended December 31, 2017
	SkyWest
	Airlines	ExpressJet	SkyWest Leasing	Consolidated
Operating revenues	$2,092,368	$790,282	$239,942	$3,122,592
Operating expense	1,807,540	818,683	108,170	2,734,393
Depreciation and amortization expense	134,563	51,982	106,223	292,768
Interest expense	21,544	4,127	79,254	104,925
Segment profit (loss) (1)	263,284	(32,528)	52,518	283,274
Identifiable intangible assets, other than goodwill	—	4,896	—	4,896
Total assets	2,245,051	599,122	2,630,227	5,474,400
Capital expenditures (including non-cash)	124,955	14,278	550,165	689,398
(1)	Segment profit is operating income less interest expense

(3) Long-term Debt

Long-term debt consisted of the following as of December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Notes payable to banks, due in semi-annual installments, variable interest based on LIBOR, or with an interest rate of 4.00% through 2019, secured by aircraft	$—	$6,429
Notes payable to a financing company, due in semi-annual installments, with a fixed interest rate of 3.25% through 2021, secured by aircraft	18,412	36,324
Notes payable to banks, due in semi-annual installments plus interest at 6.10% to 6.51% through 2021, secured by aircraft	22,557	41,592
Notes payable to banks, due in monthly installments, plus interest at 1.95% to 6.86% through 2029, secured by aircraft	438,878	476,369
Notes payable to banks, due in quarterly installments, plus interest at 3.39% to 5.08% through 2031, secured by aircraft	2,537,676	2,621,416
Notes payable to banks due in monthly installments, interest at 3.30% through 2019, secured by spare engines	—	3,308
Long-term debt	$3,017,523	$3,185,438
Current portion of long-term debt	(367,954)	(354,072)
Less long-term portion of unamortized debt issue cost, net	(20,580)	(21,598)
Long-term debt, net of current maturities and debt issue costs	$2,628,989	$2,809,768

Current portion of long-term debt	367,954	354,072
Less current portion of unamortized debt issue cost, net	(3,828)	(3,866)
Current portion of long-term debt, net of debt issue costs	$364,126	$350,206

During the year ended December 31, 2019, the Company took delivery of ten E175 aircraft that the Company financed through $200.0 million of long-term debt. The debt associated with the ten E175 aircraft has a 12-year term, is due in quarterly installments with fixed annual interest rates ranging from 3.4% to 4.1% and is secured by the E175 aircraft. Additionally, the Company purchased two previously leased aircraft during the first quarter of 2019, for which the Company assumed $14.5 million of long-term debt. The debt associated with the two previously leased aircraft has a term of 18 months with monthly interest only payments with a fixed annual interest rate of 2.0% and is secured by the previously leased aircraft.

As of December 31, 2019 and 2018, the Company had $3.0 billion and $3.2 billion, respectively, of long-term debt obligations primarily related to the acquisition of aircraft and certain spare engines. The average effective interest rate on the debt related to those long-term debt obligations at December 31, 2019 and 2018, was approximately 4.2%.

During the year ended December 31, 2019, the Company used $30.1 million in cash to extinguish $30.1 million in debt early. During the year ended December 31, 2018, the Company used $43.5 million in cash to extinguish $43.5 million in debt early. These payments did not result in a pre-tax gain or loss in the consolidated statements of comprehensive income.

The aggregate amounts of principal maturities of long-term debt as of December 31, 2019 were as follows (in thousands):

2020	$367,954
2021	352,005
2022	365,907
2023	374,906
2024	327,630
Thereafter	1,229,121
$3,017,523

As of December 31, 2019 and 2018, SkyWest Airlines had a $75 million line of credit. The line of credit includes minimum liquidity and profitability covenants and is secured by certain assets. As of December 31, 2019, the Company was in compliance with the line of credit covenants. As of December 31, 2019 and 2018, SkyWest Airlines had no amount outstanding under the facility. However, at December 31, 2019 and 2018 the Company had $8.8 million and $9.7 million, respectively, in letters of credit issued under the facility which reduced the amount available under the facility to $66.2 million and $65.3 million, respectively. The facility expires on September 1, 2021 and has a variable interest rate of LIBOR plus 2.5% at December 31, 2019.

As of December 31, 2019 and 2018, the Company had $61.7 million and $78.7 million, respectively, in letters of credit and surety bonds outstanding with various banks and surety institutions in addition to the letters of credit outstanding under the line of credit.

(4) Income Taxes

The provision (benefit) for income taxes includes the following components (in thousands):

	Year ended December 31,
	2019	2018	2017
Current tax provision (benefit):
Federal	$(4,395)	$(21,598)	$5,853
State	891	1,465	180
Foreign	—	1,575	—
	(3,504)	(18,558)	6,033
Deferred tax provision (benefit):
Federal	95,655	92,250	(166,890)
State	14,055	12,250	20,133
	109,710	104,500	(146,757)
Provision (benefit) for income taxes	$106,206	$85,942	$(140,724)

The following is a reconciliation between a federal income tax rate of 21% in 2019 and 2018 and 35% for 2017 of income before income taxes and the effective tax rate which is derived by dividing the provision (benefit) for income taxes by the income before the provision for income taxes (in thousands):

	Year ended December 31,
	2019	2018	2017
Computed provision for income taxes at the statutory rate	$93,724	$76,926	$100,864
Increase (decrease) in income taxes resulting from:
State income tax provision, net of federal income tax benefit	15,645	12,711	7,778
Non-deductible expenses	3,934	1,956	3,230
Valuation allowance changes affecting the provision for income taxes	(517)	(1,187)	505
Foreign income taxes, net of federal & state benefit	—	1,192	—
Excess tax benefits from share-based compensation	(3,525)	(4,548)	(5,377)
Revaluation of net deferred taxes for the Tax Cuts and Jobs Act of 2017	—	—	(246,845)
Other, net	(3,055)	(1,108)	(879)
Provision (benefit) for income taxes	$106,206	$85,942	$(140,724)

For the year ended December 31, 2019, the Company released $0.5 million of valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses. For the year ended December 31, 2018, the Company released $1.2 million valuation allowance, respectively against certain deferred tax assets primarily associated with ExpressJet state net operating losses with a limited carry forward period and Company capital losses with a limited carry forward period. For the year ended December 31, 2017, the Company recorded $0.5 million of valuation allowance against certain deferred tax assets primarily associated with ExpressJet state net operating losses. The decrease in the valuation allowance for 2019 was primarily based on changes in the Company's income tax projections which reduced the amount of deferred tax assets that are anticipated to expire before the deferred tax assets may be utilized.

The Company recorded a $3.5 million, $4.5 million and $5.4 million benefit from share-based compensation in 2019, 2018 and 2017, respectively, relating to ASU 2016-09 which, requires excess tax benefits and deficiencies to be recognized in the income tax provision during the period stock options are exercised and when stock awards vest.

The significant components of the Company’s net deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Accrued benefits	$20,848	$32,462
Net operating loss carryforward	358,685	344,375
AMT credit carryforward	4,397	15,744
Aircraft credits	9,114	35,924
Accrued reserves and other	17,225	18,710
Total deferred tax assets	410,269	447,215
Valuation allowance	(892)	(9,455)
Deferred tax liabilities:
Accelerated depreciation	(1,032,957)	(955,919)
Total deferred tax liabilities	(1,032,957)	(955,919)
Net deferred tax liability	$(623,580)	$(518,159)

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

At December 31, 2019 and 2018, the Company had federal net operating losses of approximately $1,581.1 million and $1,504.9 million and state net operating losses of approximately $766.4 million and $562.0 million, respectively.  The estimated effective tax rate applicable to the federal and state net operating losses at December 31, 2019 was 21.0% and 3.36%, respectively. The Company anticipated that the federal and state net operating losses will start to expire in 2030 and 2020, respectively. The Company has recorded a valuation allowance for state net operating losses the Company anticipates will expire before the benefit will be realized due to the limited carry forward periods. As of December 31, 2019 and 2018, the Company also had an alternative minimum tax credit of approximately $4.4 million and $8.8 million, respectively, which does not expire. Under the Tax Cuts and Jobs Act of 2017, the Company will realize the alternative minimum tax credit either by offsetting regular tax due or as a refundable credit over the next two years. The Company has no ongoing federal or state examinations. Federal tax years 2016, 2017 and 2018 are open to examination.

Under ASC Topic 740, the accounting guidance related to uncertainty in tax positions requires that the impact of a tax position be recognized in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the year ended December 31, 2019 and 2018 is as follows (in thousands):

	As of December 31,
	2019	2018
Unrecognized tax benefits at the beginning of year	$14,553	$2,223
Gross increases - current year tax positions	—	13,899
Gross increases - prior year tax positions	67	—
Gross decreases - prior year tax positions	—	(1,569)
Unrecognized tax benefits at end of year	$14,620	$14,553
Interest and penalties in year-end balance	$67	$—

For the year ending December 31, 2019, the Company has recorded $67,000 of interest expense related to uncertain tax positions not offset by the Company's tax attributes.

(5) Commitments and Contingencies

Self-Insurance

The Company self-insures a portion of its potential losses from claims related to workers’ compensation, environmental issues, property damage, medical insurance for employees and general liability. Losses are accrued based on an estimate of the ultimate aggregate liability for claims incurred, using standard industry practices and the Company’s actual experience. The Company uses judgment and estimates in determining the ultimate aggregate liabilities for claims incurred in its workers’ compensation liability. The Company also used significant assumptions in determining the workers compensation liability such as an estimation of loss payment and loss reporting development patterns. At December 31, 2019 and 2018, the Company’s accrued workers’ compensation liability totaled $23.9 million and $42.0 million, respectively. Actual results could differ from these estimates.

Legal Matters

The Company is subject to certain legal actions which it considers routine to its business activities. As of December 31, 2019, management believed, after consultation with legal counsel, that the ultimate outcome of such legal matters was not likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Concentration Risk and Significant Customers

The Company requires no collateral from its major airline partners or customers, but monitors the financial condition of its major airline partners. Under the majority of the Company’s code-share agreements, the Company receives weekly payments from its major code-share partners that approximate a significant percentage of the compensation earned for such period. Additionally, the Company provides certain customer service functions at multiple airports for various airlines and the Company maintains an allowance for doubtful accounts receivable based upon expected collectability of all accounts receivable. The Company’s allowance for doubtful accounts totaled $18,000 and $158,000 as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, the Company’s contractual relationships with Delta and United combined accounted for approximately 77.6%, 81.4% and 82.9%, respectively of the Company’s total revenues.

Employees Under Collective Bargaining Agreements

As of December 31, 2019, the Company had approximately 13,700 full-time equivalent employees. Although no SkyWest Airlines employees are represented by a national union, certain SkyWest Airline employees are covered under a stable and binding collective bargaining agreement that is administered by employee representatives.

(6) Leases

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

Aircraft

During the first quarter of 2019, the Company acquired 52 CRJ aircraft under an early lease buyout arrangement with the lessor for $111.7 million. During the third quarter of 2019, the Company acquired four CRJ900 aircraft under an early lease buyout arrangement with the lessor for $30.0 million. As of December 31, 2019, the Company had 94 aircraft under operating leases with remaining terms ranging from less than one year to ten years.

With the adoption of Topic 842, the Company evaluated whether leased aircraft asset groups within the Company’s fleet were impaired. Under the transition guidance for Topic 842, a company is permitted to recognize a previously unrecognized impairment related to a right-of-use asset in the period prior to the adoption date of Topic 842 if the event giving rise to the impairment occurred before the adoption date. In 2016, the Company recorded an impairment on certain of its long-lived assets, which included the Company’s CRJ200 aircraft. In 2016, the market lease rate was less than the contractual lease rate on the Company’s CRJ200 leased aircraft. The Company recorded an impairment of $13.1 million (net of tax) as an adjustment to the Company’s January 1, 2019 retained earnings related to the previously unrecognized impairment of these leased CRJ200s.

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

Leases

As of December 31, 2019, the Company’s right-of-use assets were $336.0 million, the Company’s current maturities of operating lease liabilities were $94.8 million, and the Company’s noncurrent lease liabilities were $259.2 million. During 2019, the Company paid $75.4 million in operating leases reflected as a reduction from operating cash flows.

The table below presents lease related terms and discount rates as of December 31, 2019.

As of December 31, 2019
Weighted-average remaining lease term
Operating leases	6.84 years
Weighted-average discount rate
Operating leases	6.4%

The Company’s lease costs for 2019 and 2018 included the following components (in thousands):

	For the year ended December 31,
	2019	2018
Operating lease cost	$104,011	$185,337
Variable and short-term lease cost	5,232	5,143
Sublease income	(1,436)	—
Total lease cost	$107,807	$190,480

As of December 31, 2019, the Company leased aircraft, airport facilities, office space, and other property and equipment under non-cancelable operating leases, which are generally on a long-term, triple-net lease basis pursuant to which the Company pays taxes, maintenance, insurance and certain other operating expenses applicable to the leased property. The Company expects that, in the normal course of business, such operating leases that expire will be renewed or replaced by other leases, or the property may be purchased rather than leased. The following table summarizes future minimum rental payments primarily related to leased aircraft required under operating leases that had initial or remaining non-cancelable lease terms as of December 31, 2019 (in thousands):

2020	$94,806
2021	84,285
2022	73,960
2023	68,581
2024	27,282
Thereafter	94,746
$443,660

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

Total rental expense for non-cancelable aircraft operating leases was approximately $72.0 million, $154.9 million and $215.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The minimum rental expense for airport station rents was approximately $23.1 million, $19.6 million and $30.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Disclosures related to periods prior to the adoption of the New Lease Standard

The following table summarizes future minimum rental payments required under operating leases that had non-cancelable lease terms in excess of one year as of December 31, 2018 (in thousands):

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

As of December 31, 2019, the Company held certain assets that are required to be measured at fair value on a recurring basis. Assets measured at fair value on a recurring basis are summarized below (in thousands):

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$267,243	$—	$267,243	$—
Commercial paper	165,723	—	165,723	—
	$432,966	$—	$432,966	$—
Cash, Cash Equivalents and Restricted Cash	87,206	87,206	—	—
Total Assets Measured at Fair Value	$520,172	$87,206	$432,966	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
Marketable Securities
Bonds and bond funds	$229,783	$—	$229,783	$—
Commercial paper	131,162	—	131,162	—
	$360,945	$—	$360,945	$—
Cash, Cash Equivalents and Restricted Cash	328,384	328,384	—	—
Total Assets Measured at Fair Value	$689,329	$328,384	$360,945	$—

The Company’s “Marketable Securities” classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.

No significant transfers between Level 1, Level 2 and Level 3 occurred during the year ended December 31, 2019. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

(8) Special Items

The following table summarizes the components of the Company's special items, for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Special items:
Parts credit[1]	$18,508	$—	$—
Employee severance [2]	3,361	—	—
Total special items	$21,869	$—	$—
(1)	The Company terminated an agreement with an aircraft manufacturer that obligated the Company to future aircraft lease return conditions on aircraft the Company leased. In conjunction with the terminated agreement, the aircraft manufacturer released the Company from the future aircraft lease return obligations and the Company agreed to terminate aircraft part credits previously issued by the manufacturer to the Company. As a result of the terminated agreement, the Company recorded a non-cash expense of $18.5 million (pre-tax) during 2019 to write-off the terminated aircraft part credits, which was reflected as a special items operating expense in the consolidated statement of comprehensive income. These special items are reflected in the SkyWest Airlines operating expenses under Note 2 Segment Reporting.

(2)	During 2019, the Company incurred $3.4 million of employee severance related costs associated with the sale of ExpressJet that are also reflected in special items. These special items are reflected in the ExpressJet operating expenses under Note 2 Segment Reporting.

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

Stock Compensation

On May 7, 2019, the Company’s shareholders approved the adoption of the SkyWest, Inc. 2019 Long-Term Incentive Plan, which provides for the issuance of up to 4,500,000 shares of common stock to the Company’s directors, employees, consultants and advisors (the “2019 Incentive Plan”). The 2019 Incentive Plan provides for awards in the form of options to acquire shares of common stock, stock appreciation rights, restricted stock grants, restricted stock units and performance awards. The 2019 Incentive Plan is administered by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”). As of December 31, 2019, the 2019 Incentive Plan had 4.4 million shares remaining available for future issuance.

Stock Options

The fair value of stock options awarded under the Company’s stock option plans has been estimated as of the grant date using the Black-Scholes option pricing model. The Company uses historical data to estimate option exercises and employee termination in the option pricing model. The expected term of options granted is derived from the output of the option pricing model and represents the period of time that options granted are expected to be outstanding. The expected volatilities are based on the historical volatility of the Company’s traded stock and other factors. During the years ended December 31, 2019, 2018 and 2017, the Company did not grant any options to purchase shares of common stock.

Options are exercisable for a period as defined by the Compensation Committee on the date granted; however, no stock option will be exercisable before six months have elapsed from the date of grant and no stock option shall be exercisable after seven years from the date of grant. The following table summarizes the stock option activity for all of the Company’s plans for the years ended December 31, 2019, 2018 and 2017.

	2019					2018		2017
			Weighted
		Weighted	Average		Aggregate		Weighted		Weighted
		Average	Remaining		Intrinsic		Average		Average
	Number of	Exercise	Contractual		Value	Number of	Exercise	Number of	Exercise
	Options	Price	Term		($000)	Options	Price	Options	Price
Outstanding at beginning of year	300,580	$13.70	3.0	years	$9,249.4	458,103	$13.73	819,981	$13.58
Granted	—	—				—	—	—	—
Exercised	(232,514)	13.36				(157,523)	13.80	(356,209)	13.36
Cancelled	(7,835)	15.86				—	—	(5,669)	14.33
Outstanding at end of year	60,231	14.74	3.1	years	$3,005.1	300,580	13.70	458,103	13.73
Exercisable at December 31, 2019	60,231	14.74	3.1	years	$3,005.1
Exercisable at December 31, 2018	235,672	13.36	2.7	years	$7,330.7

The total intrinsic value of options to acquire shares of the Company’s common stock that were exercised during the years ended December 31, 2019, 2018 and 2017 was $10.5 million, $7.1 million and $9.94 million, respectively.

The following table summarizes the status of the Company’s non-vested stock options as of December 31, 2019:

		Weighted-Average
	Number of	Grant-Date
	Shares	Fair Value
Non-vested shares at beginning of year	64,908	$5.32
Granted	—	—
Vested	(57,073)	5.27
Cancelled	(7,835)	5.66
Non-vested shares at end of year	—	$—

The following table summarizes information about the Company’s stock options outstanding at December 31, 2019:

			Options Outstanding				Options Exercisable
				Weighted Average
			Number	Remaining		Weighted Average	Number	Weighted Average
Range of Exercise Prices			Outstanding	Contractual Life		Exercise Price	Exercisable	Exercise Price
$13.00	to	$13.99	2,034	2.1	years	$13.51	2,034	$13.51
$14.00	to	$15.00	58,197	3.1	years	14.78	58,197	14.78
$13.00	to	$15.00	60,231	3.1	years	$14.74	60,231	$14.74

Restricted Stock Units (“RSUs”)

During the year ended December 31, 2019, the Company granted 104,120 restricted stock units to certain of the Company’s employees under the 2019 Incentive Plan. The restricted stock units granted during the year ended December 31, 2019 have a three-year cliff-vesting period, during which the recipient must remain employed with the Company or its subsidiaries. The weighted average fair value of the restricted stock units at the date of grants made during the year ended December 31, 2019 was $48.65 per share.

The following table summarizes the activity of restricted stock units granted to certain Company employees for the years ended December 31, 2019, 2018 and 2017:

		Weighted-Average
		Grant-Date Fair
	Number of RSUs	Value
Non-vested RSUs outstanding at December 31, 2016	926,931	$13.65
Granted	160,137	35.81
Vested	(230,903)	12.01
Cancelled	(40,575)	15.78
Non-vested RSUs outstanding at December 31, 2017	815,590	$18.35
Granted	115,044	53.40
Vested	(330,580)	13.57
Cancelled	(24,273)	27.77
Non-vested RSUs outstanding at December 31, 2018	575,781	$27.71
Granted	104,120	48.65
Vested	(251,853)	14.79
Cancelled	(143,362)	30.85
Non-vested RSUs outstanding at December 31, 2019	284,686	$45.21

Performance Stock Units (“PSUs”)

During the year ended December 31, 2019, the Compensation Committee granted performance share units, which are performance based restricted stock units, to certain Company employees with three-year performance-based financial metrics that the Company must meet before those awards may be earned and the performance period is measured for the three years ending December 31, 2021. The Company’s compensation expense for performance share units is based upon the projected number of performance share units estimated to be awarded at the conclusion of the performance period. During 2019, the Compensation Committee awarded 67,853 additional shares of stock related to the performance share grant in 2016 based on the Company’s performance for the three years ended December 31, 2018 measured against the pre-established targets for the same period. The Compensation Committee will determine the achievement of performance results and corresponding vesting of performance shares for each year’s grant in 2017, 2018 and 2019 following the conclusion of the respective performance period. At the end of each performance period, the number of shares awarded can range from 0% to 200% of the original granted amount for performance share units granted in 2019, 2018 and 2017.

The following table summarizes the activity of performance share units granted at target as of December 31, 2019.

		Weighted-Average
		Grant-Date
	Number of PSUs	Fair Value
Non-vested PSUs outstanding at December 31, 2016	363,993	$14.23
Granted	119,315	35.81
Vested	—	—
Cancelled	(14,732)	15.00
Non-vested PSUs outstanding at December 31, 2017	468,576	$19.70
Granted	90,264	53.41
Additional PSUs awarded from the 2015 grant	92,335	13.62
Vested	(277,029)	13.62
Cancelled	(3,229)	30.09
Non-vested PSUs outstanding at December 31, 2018	370,917	$30.84
Granted	87,864	48.81
Additional PSUs awarded from the 2016 grant	67,853	14.80
Vested	(203,582)	14.80
Cancelled	(89,481)	34.70
Non-vested PSUs outstanding at December 31, 2019	233,571	$45.44

During the years ended December 31, 2019, 2018 and 2017 the Company granted fully-vested shares of common stock to the Company’s directors in the amounts of 18,576, 15,165 and 22,617 shares, respectively, with a weighted average grant-date fair value of $48.45, $53.40, and $35.81 respectively.

During the year ended December 31, 2019, 2018 and 2017, the Company recorded equity-based compensation expense of $10.3 million, $13.1 million and $10.6 million, respectively. Additionally, the Company incurred $7.9 million of employee severance related costs associated with the sale of ExpressJet, partially offset by a forfeiture credit of $4.5 million, primarily resulting from stock-based compensation awards that terminated upon the sale of ExpressJet during 2019.

As of December 31, 2019, the Company had $10.0 million of total unrecognized compensation cost related to non-vested restricted stock grants and non-vested performance stock units. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The Company expects to recognize this cost over a weighted average period of 1.7 years.

Taxes

The Company’s treatment of stock option grants of non-qualified options, restricted stock units and performance shares results in the creation of a deferred tax asset, which is a temporary difference, until the time that the option is exercised or the restrictions lapse.

(10) Retirement Plans and Employee Stock Purchase Plans

SkyWest Retirement Plan

The Company sponsors the SkyWest, Inc. Employees’ Retirement Plan (the “SkyWest Plan”). Employees who have completed 90 days of service and are at least 18 years of age are eligible for participation in the SkyWest Plan. Employees may elect to make contributions to the SkyWest Plan. Generally, the Company matches 100% of such contributions up to levels ranging from 2% to 12% of compensation, based on position and years of service. Additionally, a discretionary contribution may be made by the Company. The Company’s combined contributions to the SkyWest Plan were $40.7 million, $35.6 million and $26.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table summarizes purchases made under the 2009 Employee Stock Purchase Plans during the years ended December 31, 2019, 2018 and 2017:

	Year ended December 31,
	2019	2018	2017
Number of shares purchased	65,148	60,950	88,362
Average price of shares purchased	$48.58	$49.85	$33.96

The 2009 Stock Purchase Plan is a non-compensatory plan under the accounting guidance. Therefore, no compensation expense was recorded for the years ended December 31, 2019, 2018 and 2017.

(11) Stock Repurchase

The Company’s Board of Directors has adopted a stock repurchase program which authorizes the Company to repurchase shares of the Company’s common stock in the public market or in private transactions, from time to time, at prevailing prices. The Company’s stock repurchase program authorizes the repurchase of up to $250.0 million of the Company’s common stock commencing on February 5, 2019, of which $159.6 million remained available at December 31, 2019.

During the years ended December 31, 2019, 2018 and 2017, the Company repurchased 1.7 million, 1.0 million and 0.5 million shares of common stock (including shares purchased from the Company’s Chairman of the Board see Note 12 Related-Party Transactions for more details) for approximately $94.6 million, $54.4 million and $20.0 million, respectively at a weighted average price per share of $56.86, $56.25 and $41.36, respectively. Additionally, during the year ended December 31, 2019, 2018 and 2017, the Company paid $9.3 million, $13.6 million and $5.1 million, respectively, for a net settlement of the income tax obligation on employee equity awards that vested during the applicable periods.

(12) Related-Party Transactions

On June 13, 2019, the Company repurchased 268,025 shares of its common stock from Jerry Atkin, Chairman of the Board, at a price of $60.24 per share, representing the volume-weighted average price of the Company’s common stock over the five trading days immediately prior to such repurchase. The transaction was part of Mr. Atkin’s personal long-term strategy for asset diversification, tax and estate planning and to fund philanthropic and charitable efforts. The transaction was approved by the Company’s Audit Committee and was effected pursuant to the Company’s stock repurchase plan that commenced on February 5, 2019.

During the year ended December 31, 2019, the Company purchased $93,540 of spare aircraft parts from an entity affiliated with a director of the Company.

(13) Gain on Sale of ExpressJet

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

Stock Sale

Additionally, on January 22, 2019, pursuant to the terms and conditions of the Stock Purchase Agreement, dated as of December 17, 2018, by and among the Company and ManaAir, LLC, a company in which United owns a minority interest (the “Buyer”), the Buyer acquired all of the outstanding shares of capital stock of ExpressJet from the Company for $18.8 million in cash, subject to certain purchase price adjustments (the “Stock Sale,”). To facilitate payment of the purchase price for the Stock Sale, at the closing of the Stock Sale, the Company loaned $26 million to Kair Enterprises, Inc. (the “Borrower”), the majority owner of the Buyer.  Such loan accrues interest at the rate of 6.85% per annum, matures on the last business day of the last month immediately preceding the two-year anniversary of the closing of the Stock Sale and is secured by, among other things, the Borrower’s ownership interests in the Buyer. The Company also leased 16 CRJ200 aircraft to ExpressJet for a portion of the 2019 year. The lease of these 16 CRJ200 aircraft was terminated as of December 31, 2019.

(14) Investment in Other Companies

During 2019, the Company created a joint venture with Regional One, Inc. (“Regional One”) by investing $22.3 million for a 75% ownership interest in Aero Engines, LLC. (“Aero Engines”). The primary purpose of Aero Engines is to lease engines to third parties. Aero Engines requires unanimous approval from the Company and Regional One for its engine purchases, dispositions, lease agreements with third parties and all other material transactions. The Company determined Aero Engines is a variable interest entity as the Company has a 75% ownership interest in Aero Engines and all material decisions require unanimous approval from the Company and Regional One, resulting in disproportionate ownership rights relative to voting rights. As unanimous approval is required for all Aero Engines’ material activities. Aero Engines has no primary beneficiary. The Company accounts for its investment in Aero Engines under the equity method. The Company’s exposure in its investment in Aero Engines primarily consists of the Company’s portion of income or loss from Aero Engines’ engine lease agreements with third parties and the Company’s ownership percentage in Aero Engines’ engines book value. The Company purchased 14 spare engines and sold the 14 spare engines to Aero Engines at net book value during 2019. Since the initial investment, the Company has invested an additional $1.0 million into Aero Engines during 2019. Aero Engines had no debt outstanding as of December 31, 2019. As of December 31, 2019, the Company’s investment balance in Aero Engines was $23.9 million. The Company’s investment in Aero Engines has been recorded in “Other Assets” on the Company’s consolidated balance sheet. The Company’s portion of the income generated by Aero Engines for 2019 was $0.6 million.

(15) Quarterly Financial Data (Unaudited)

Unaudited summarized financial data by quarter for 2019 and 2018 is as follows (in thousands, except per share data):

	Year ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$723,694	$744,383	$760,295	$743,591	$2,971,963
Operating income	96,419	144,093	146,441	125,305	512,258
Net income (1)	88,181	88,052	91,339	72,527	340,099
Net income per common share:
Basic	1.71	1.72	1.80	1.44	6.68
Diluted	1.69	1.71	1.79	1.43	6.62
Weighted average common shares:
Basic:	51,440	51,145	50,746	50,395	50,932
Diluted:	52,098	51,477	51,129	50,796	51,375
(1)	Net income for the first quarter of 2019 included a $46.5 million gain related to the sale of ExpressJet (see Note 13 Gain on Sale of ExpressJet for more details) and a $21.9 million special charge (see Note 8 Special Items for more details).

	Year ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Operating revenues	$783,400	$805,515	$829,275	$803,489	$3,221,679
Operating income	88,175	126,678	137,925	121,502	474,280
Net income	54,362	75,859	83,046	67,105	280,372
Net income per common share:
Basic	1.05	1.46	1.60	1.30	5.40
Diluted	1.03	1.43	1.57	1.28	5.30
Weighted average common shares:
Basic:	51,921	52,046	52,039	51,650	51,914
Diluted:	53,033	52,913	52,981	52,556	52,871

(1)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, performed an evaluation of our disclosure controls and procedures, which have been designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the SEC rules and forms. Our management, including our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2019, those controls and procedures were effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control

During the most recently completed fiscal quarter, we did not make any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who also has audited our Consolidated Financial Statements included in this Report. Ernst & Young’s report on our internal control over financial reporting appears on the following page.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of SkyWest, Inc.

Opinion on Internal Control over Financial Reporting

We have audited SkyWest, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SkyWest, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of SkyWest, Inc. and subsidiaries as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a)2 and our report dated February 18, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Salt Lake City, Utah

February 18, 2020

ITEM 9B. OTHER INFORMATION

None.

PART III

Items 10, 11, 12, 13 and 14 in Part III of this Report are incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders scheduled for May 5, 2020. We intend to file our definitive proxy statement with the SEC not later than 120 days after December 31, 2019, pursuant to Regulation 14A of the Exchange Act.

Headings in Proxy Statement
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	“Election of Directors,” “Executive Officers,” “Corporate Governance,” “Meetings and Committees of the Board” and “Delinquent Section 16(a) Reports”
ITEM 11.	EXECUTIVE COMPENSATION

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
1.

Financial Statements: Reports of Independent Auditors, Consolidated Balance Sheets as of December 31, 2019 and 2018, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017, Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2019, 2018, 2017 and 2016 and Notes to Consolidated Financial Statements.

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

(b)	Exhibits

Number	Exhibit	Incorporated by Reference
3.1	Restated Articles of Incorporation	(1)
3.2	Amended and Restated Bylaws	(11)
4.1	Specimen of Common Stock Certificate	(2)
4.2	Description of Registered Securities	Filed herewith
10.1	Amended and Restated Delta Connection Agreement, dated as of September 8, 2005, between SkyWest Airlines, Inc. and Delta Air Lines, Inc.	(3)
10.2	United Express Agreement dated July 31, 2003, between United Air Lines, Inc., and SkyWest Airlines, Inc.	(4)
10.3	Lease Agreement dated December 1, 1989 between Salt Lake City Corporation and SkyWest Airlines, Inc.	(5)
10.4	Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(6)
10.5	Supplement to Master Purchase Agreement dated November 7, 2000 between Bombardier, Inc. and SkyWest Airlines, Inc.	(4)
10.6	SkyWest, Inc. 2002 Deferred Compensation Plan, as amended and restated, effective January 1, 2008	(5)
10.7	First Amendment to the Amended and Restated SkyWest, Inc. 2002 Deferred Compensation Plan	(5)
10.8	SkyWest, Inc. 2009 Employee Stock Purchase Plan	(5)
10.9	SkyWest, Inc. 2010 Long-Term Incentive Plan	(6)
10.10	Form of Restricted Stock Unit Award Agreement	(16)
10.11	Form of Performance Share Award Agreement	(16)
10.12	Capacity Purchase Agreement, dated November 12, 2010, by and among ExpressJet Airlines, Inc. and Continental Airlines, Inc.	(9)
10.13	Aircraft Purchase Agreement, dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.14	Letter Agreement dated December 7, 2012, between Mitsubishi Aircraft Corporation and SkyWest, Inc.	(10)
10.15	Purchase Agreement COM0028-13, between Embraer S.A. and SkyWest Inc. dated February 15, 2013	(12)
10.16	Purchase Agreement COM0344-13, between Embraer S.A. and SkyWest Inc. dated June 17, 2013	(12)
10.17	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Jerry C. Atkin, W. Steve Albrecht, Henry J. Eyring, Steven F. Udvar-Hazy, James L. Welch, Eric J. Woodward and Russell A. Childs, as of August 6, 2013	(12)
10.18	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Ronald J. Mittelstaedt and Keith E. Smith, as of October 1, 2013	(12)
10.19	Amended and Restated Capacity Purchase Agreement, dated as of November 7, 2014, by and between ExpressJet Airlines, Inc. and United Airlines*	(13)
10.20	Indemnification Agreement by and between SkyWest, Inc. and Robert J. Simmons, as of March 16, 2015	(15)
10.21	Form of Indemnification Agreement by and between SkyWest, Inc. and each of Meredith S. Madden and Andrew C. Roberts, as of May 5, 2015	(15)
10.22	SkyWest, Inc. 2019 Long-Term Incentive Plan	(19)
10.23	Severance and Release Agreement, dated as of February 12, 2019, by and between the Registrant and Terry M. Vais	(20)
21.1	Subsidiaries of the Registrant	(11)

Number	Exhibit	Incorporated by Reference
23.1	Consent of Independent Registered Public Accounting Firm	Filed herewith
31.1	Certification of Chief Executive Officer	Filed herewith
31.2	Certification of Chief Financial Officer	Filed herewith
32.1	Certification of Chief Executive Officer	Filed herewith
32.2	Certification of Chief Financial Officer	Filed herewith
101

The following financial statements from the SkyWest Inc. Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith
*	Certain portions of this exhibit have been omitted pursuant to Rule 24b-2 and are subject to a confidential treatment request.
(1)	Incorporated by reference to the exhibits to a Registration Statement on Form S -3 (File No. 333-129831) filed on November 18, 2005
(2)	Incorporated by reference to a Registration Statement on Form S- 3 (File No. 333-42508) filed on July 28, 2000
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed on September 13, 2005, as amended by Amendment No. 2 on Form 8-K/A filed on February 21, 2006
(4)	Incorporated by reference to exhibits to Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2003
(5)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed for the quarter ended December 31, 1986
(6)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on February 13, 2001
(7)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 23, 2009
(8)	Incorporated by reference to Appendix A to Registrant's Definitive Proxy Statement on Schedule 14A (File No. 000-14719) filed on March 12, 2010
(9)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on November 18, 2010
(10)	Incorporated by reference to the exhibits to Registrant’s Current Report on Form 8-K filed on December 13, 2012, as amended by Amendment No. 1 to Current Report on Form 8-K/A filed on June 25, 2013
(11)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 24, 2012
(12)	Incorporated by reference to the exhibits to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013, as amended by Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on November 4, 2013

(13)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 14, 2014
(14)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 18, 2015
(15)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 26, 2016
(16)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 27, 2017
(17)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 26, 2018
(18)	Incorporated by reference to the exhibits to Registrant’s Annual Report on Form 10-K filed on February 21, 2019
(19)	Incorporated by reference to Appendix B of the Registrant’s Definitive Proxy Statement on Schedule 14A filed on March 22, 2019
(20)	Incorporated by reference to Exhibit 10.1 of Registrant’s Current Report on Form 8-K filed on February 15, 2019

Item 16. Form 10-K Summary

None.

SKYWEST, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2019, 2018 and 2017

(Dollars in thousands)

		Additions
	Balance at	Charged to
	Beginning	Costs and		Balance at
Description	of Year	Expenses	Deductions	End of Year
Year ended December 31, 2019:
Allowance for inventory obsolescence	$22,141	—	(6,251)	$15,890
Allowance for doubtful accounts receivable	158	—	(140)	18
	$22,299	—	(6,391)	$15,908
Year ended December 31, 2018:
Allowance for inventory obsolescence	$17,098	5,043	—	$22,141
Allowance for doubtful accounts receivable	157	1	—	158
	$17,255	5,044	—	$22,299
Year ended December 31, 2017:
Allowance for inventory obsolescence(1)	$40,497	—	(23,399)	$17,098
Allowance for doubtful accounts receivable	173	—	(16)	157
	$40,670	—	(23,415)	$17,255

(1)	The deductions in 2017 related to the disposal of excess and obsolete inventory in 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2019, to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2020.

SkyWest, Inc.

By:	/s/ ROBERT J. SIMMONS Robert J. Simmons Chief Financial Officer

ADDITIONAL SIGNATURES

Pursuant to the requirement of the Securities Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

Name	Capacities	Date

/s/ Jerry C. Atkin Jerry C. Atkin	Chairman of the Board	February 18, 2020
/s/ Russell A. Childs Russell A. Childs	Chief Executive Officer and President (Principal Executive Officer) and Director	February 18, 2020
/s/ Robert J. Simmons Robert J. Simmons	Chief Financial Officer (Principal Financial Officer)	February 18, 2020

/s/ Eric J. Woodward Eric J. Woodward	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2020

/s/ Steven F. Udvar-Hazy Steven F. Udvar-Hazy	Lead Director	February 18, 2020

/s/ W. Steve Albrecht Steve Albrecht	Director	February 18, 2020

/s/ Henry J. Eyring Henry J. Eyring	Director	February 18, 2020

/s/ Meredith S. Madden Meredith S. Madden	Director	February 18, 2020

/s/ Ronald J. Mittelstaedt Ronald J. Mittelstaedt	Director	February 18, 2020

/s/ Andrew C. Roberts Andrew C. Roberts	Director	February 18, 2020

/s/ Keith E. Smith Keith E. Smith	Director	February 18, 2020

/s/ James L. Welch James L. Welch	Director	February 18, 2020